Form 10QSB
period 1995-05-31
SOLITRON DEVICES INC
filed 1995-07-19
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended May 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________ to _________

                  Commission file number 1-4978

                      SOLITRON DEVICES, INC.
- - ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                           22-1684144
- - ---------------------------------------------------------------------------
          (State or other jurisdiction of            (IRS Employer
           incorporation or organization)        Identification Number)

               3301 ELECTRONICS WAY, WEST PALM BEACH, FLORIDA 33407
- - ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (407) 848-4311
- - ---------------------------------------------------------------------------
                          (Issuer's telephone number)
- - ---------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days. Yes __X__   No ___

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  __X__   No ___

                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,880,000 Note: Additional shares are issuable by the Company without further consideration pursuant to the Company's Plan of Reorganization. Note: Reflects the 1-for-10 reverse split effected October 12, 1993.

                             PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:  Pages 4 - 18

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 19 - 26

                             SOLITRON DEVICES, INC.

                                     INDEX

PART 1 - FINANCIAL INFORMATION

Item      1.  Financial Statements (unaudited):

               Condensed Consolidated Balance Sheet -- May 31, 1995

               Condensed Consolidated Statements of Operations --
               Three Months Ended May 31, 1995 and 1994

               Condensed Consolidated Statements of Cash Flows --
               Three Months Ended May 31, 1995 and 1994

               Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item      1.  Legal Proceedings

Item      2.  Changes in Securities

Item      3.  Defaults Upon Senior Securities

Item      4.  Submission of Matters to a Vote of Security Holders

Item      5.  Other Information

Item      6.  Exhibits and Reports on Form 8-K

Signature


                    SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                May 31, 1995
                                                                                (UNAUDITED)
                                                                                ------------
Current Assets:
  Cash                                                                              $  597
    Accounts receivable, less allowance
        for doubtful accounts of $35                                                   941
    Inventories                                                                      1,846
    Prepaid expenses and other current assets                                           17
    Due from Vector                                                                    202
                                                                                    ------
         Total current assets                                                        3,603

Property, plant and equipment, net                                                     875
Non-operating plant facilities                                                       1,745
Due from Vector                                                                        184
Other assets                                                                            89
                                                                                    ------
                                                                                    $6,496
                                                                                    ======



                    SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                May 31, 1995
                                                                                 (UNAUDITED)
                                                                                ------------
Current liabilities:
    Current maturities of long-term debt                                          $    58
    Accounts payable - post-petition                                                  490
    Current portion of accounts payable - pre-petition                                300
    Accrued expenses                                                                1,489
    Accrued Chapter 11 administrative expenses                                         91
                                                                                   ------
      Total current liabilities                                                     2,428
                                                                                   ------
Long-term debt, less current maturities                                                92
                                                                                   ------
Other long-term liabilities                                                         3,600
                                                                                   ------
Stockholders' Equity
    Preferred stock, $.01 par value,
      authorized 500,000 shares                                                         -
    Common stock $.01 par value,
      authorized 10,000,000 shares,
      issued and outstanding 1,880,000                                                 19
    Additional paid-in capital                                                      2,619
    Deficit                                                                        (2,262)
                                                                                   ------
                                                                                      376
                                                                                   ------
                                                                                 $  6,496
                                                                                   ======

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                    SOLITRON DEVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     Three Months Ended May 31,
                                                                        1995            1994
                                                                    -----------      -----------
NET SALES                                                             $1,640              $1,509
    Cost of sales                                                      1,382               1,254
                                                                    --------            --------
    Gross profit                                                         258                 255
    Selling, general and
      administrative expenses                                            347                 281
                                                                    --------            --------

         Operating loss                                                  (89)                (26)
                                                                    --------            --------


OTHER INCOME (EXPENSE):

    Other income                                                          10                   6
    Interest expense                                                     (26)                (28)
    Chapter 11 expenses                                                    -                  (1)
    Other                                                                 (2)                (13)
                                                                    --------            --------
         Net other expense                                               (18)                (36)
                                                                    --------            --------
         Net loss                                                   $   (107)           $    (62)
                                                                    ========            ========

LOSS PER SHARE:                                                     $   (.05)           $   (.03)
                                                                    ========            ========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                                     2,082,000           2,082,000
                                                                   ---------           ---------



                  The accompanying notes are an integral part
              of these condensed consolidated financial statements


                    SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED MAY 31,
                                                                          1995               1994
                                                                        --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $   (107)           $    (62)
                                                                        --------            --------
    Adjustments to reconcile net loss to
      net cash used in operating activities:
          Depreciation and amortization                                       58                  82
          Provision for doubtful accounts                                     (4)                (12)
          Gain on disposal of assets                                          (2)                  -
          (Increase) decrease in account receivable                         (205)                129
          Increase in inventories                                            (36)                (63)
          Decrease in prepaid expenses and
             other current assets                                             33                   4
          Increase in due from Vector                                        (27)                (28)
          (Increase) decrease in other assets                                  1                 (10)
          Increase (decrease) in accounts payable                            122                (142)
          Increase in current portion of
             accounts payable-pre-petition                                    23                   -
          Increase (decrease) in accrued expenses
             and other liabilities                                          (127)                 32
          Decrease in accrued Chapter 11
             administrative expenses                                         (29)                (23)
          Increase in other long-term liabilities                            105                   -
                                                                        --------            --------

             Total adjustments                                               (88)                (31)
                                                                        --------            --------
             Net cash used in operating activities                          (195)                (93)
                                                                        --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the disposal of assets                                       2                   -
    Additions to property, plant and equipment                               (54)                 (5)
                                                                        --------            --------
             Net cash used in investing activities                           (52)                 (5)
                                                                        --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital leases                                               (23)                (21)
                                                                        --------            --------
             Net cash used in financing activities                           (23)                (21)
                                                                        --------            --------

NET DECREASE IN CASH                                                        (270)               (119)

                                  (Continued)



                    SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                  (CONTINUED)


                                                                       THREE MONTHS ENDED MAY 31,
                                                                         1995               1994
                                                                      --------            --------
CASH AT BEGINNING OF PERIOD                                              867                 897
                                                                      ------              ------
CASH AT END OF PERIOD                                                 $  597              $  778
                                                                      ======              ======

Supplemental cash flow disclosure:

Interest paid during the three months ended May 31, 1995 and 1994 was approximately $26,000 and $6,000 respectively.

                  The accompany notes are an integral part
            of these condensed consolidated financial statements.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.           GENERAL:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

The information contained in this Form 10-QSB should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1995.

The results of operations for the three month period ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.            BANKRUPTCY PROCEEDINGS

On January 24, 1992 (the "Petition Date"), the Company and its wholly-owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.), a Delaware corporation, filed voluntary petitions seeking reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). These petitions were subsequently consolidated by the Bankruptcy Court. On August 20, 1993, the Bankruptcy Court entered an Order (the "Order of Confirmation") confirming the Company's Fourth Amended Plan of Reorganization, as modified by the Company's First Modification of Fourth Amended Plan of Reorganization (the "Plan of Reorganization"). The Plan became effective on August 30, 1993 (the "Effective Date").

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

         (a) On February 28, 1993, pursuant to a Purchase Agreement, dated October 5, 1992, as amended (the "Vector Purchase Agreement"), the Company transferred to Vector Trading and Holding Corporation ("Vector") (the successor in interest to the Company's former primary lender, First Union National Bank ("First Union")) substantially all of the assets, other than real estate, comprising the Company's Microwave Division and certain related liabilities. Pursuant to the terms of the Vector Purchase Agreement: (i) Vector subleases approximately 30% of the Company's facilities in West Palm Beach, Florida, for a period ending December 31, 2001 at an annual rate that escalates from approximately $50,000 during the first year to approximately $80,000 in the last four years, with aggregate remaining payments of approximately $513,000 (the "Sublease"); (ii) the Company assigned to Vector insurance proceeds of approximately $5.4 million from National Union Fire Insurance Company stemming from a 1991 fire in the Company's hybrid department; (iii) the Company and Vector entered into mutual non-competition agreements for a period of five years, pursuant to which neither will compete in the United States with respect to the types of products produced by the other as of the date of the Vector Purchase Agreement; (iv) the Company entered into a Shared Services and Equipment Agreement (the "Shared Services Agreement") with Vector, pursuant to which it is estimated that Vector will pay Solitron approximately $55,000 per

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

year for eight years in exchange for, among other things, the Company's (a) allowing Vector to use certain of the Company's equipment, (b) providing to Vector certain janitorial and other services and (c) agreeing to share certain of its computer equipment with Vector through August, 1994; and (v) Vector will reimburse or pay the Company (in pro rata quarterly installments through approximately the end of 1998) an aggregate of approximately $210,000 in personal property taxes paid by the Company on the assets transferred to Vector. As of May 1995, Vector had paid approximately $44,000 of these taxes. The Company is currently engaged in a dispute with its landlord regarding the landlord's alleged breach of the Company's lease for its West Palm Beach facility and the Company's related retainage and segregation of approximately $393,000 for the period March 1, 1993 to May 31, 1995 in rent payments (See "Item 2 - Properties"). In connection therewith, Vector has withheld payments required to be made by it under the Sublease, which for the period March 1, 1993 to May 31, 1995, aggregated approximately $159,000.

         (b) The Company has or will issue to certain pre-petition creditors that number of shares of Solitron's common stock, par value $.01 per share (the "Common Stock"), equal to 65% (approximately 1,424,504 shares) of the issued and outstanding shares after all issuances contemplated by the Plan of Reorganization (other than the shares issuable pursuant to the exercise of stock options granted to Shevach Saraf, the Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company, as described below). Of this 65%, 40% (approximately 876,618 shares) have been or will be issued to holders of unsecured claims (pro rata) and 25% (approximately 547,886 shares) have been or will be issued to Vector. As of May 31, 1995, 673,743 shares of the 876,618 which are to be issued have been issued to holders of unsecured claims and 547,886 shares have been issued to Vector participants and their successors (See Management Discussion and Analysis). Of the remainder, approximately 115,000 shares are held in reserve for Ellco should the Company default on its payments to Ellco as specified in the Plan and as more particularly described below in sub-section (e) and approximately, 85,000 shares are being held back until resolution of the State of California claim as described in subjection (j) below.. The Common Stock issued to the remaining Vector participants and holders of unsecured claims must be voted by them in accordance with the recommendation of the Company's Board of Directors and in general, the holders of such Common Stock have agreed pursuant to the Plan of Reorganization to take no action hostile to the Company such as to commence or assist in a proxy contest or tender offer. However, no limitation on the transferability of this Common Stock was imposed pursuant to the terms of the Fourth Amended Disclosure Statement. Solitron's pre-petition stockholders will retain their issued and outstanding shares of Common Stock which, after the issuance of the remaining shares reserved for issuance under the Plan of Reorganization (other than those shares issuable upon the exercise by Mr. Saraf of such options), will represent 20% (approximately 438,309 shares) of the issued and outstanding Common Stock. Of the remaining 15%, 10% (approximately 219,155 shares) have already been issued to Mr. Saraf, and 5% (approximately 109,578 shares) are reserved for future issuance pursuant to employee stock incentive plans or programs. Additionally, Mr. Saraf has been issued options to purchase an additional 8% of the issued and outstanding Common Stock after giving effect to the foregoing issuances. The Company intends to issue the remainder of the Common Stock issuable pursuant to the Plan of Reorganization to unsecured creditors as soon as the number of shares issuable can be calculated. The Company has issued the balance of the Common Stock issuable to Vector and Mr. Saraf.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

         (c) Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). These negoations have not been completed as yet and while they are proceeding, the Company made its proposed distribution to the unsecured creditors who have accepted payment. It is presently estimated that there are an aggregate of approximately $8,073,000 of allowed unsecured claims, and, accordingly, that the Company will pay approximately $2,825,000 (i.e., 35% of $8,073,000) to holders of allowed unsecured claims in quarterly installments of approximately $69,000. To the extent allowed unsecured claims exceed $8,000,000, the aggregate and monthly payments to unsecured creditors will be increased proportionately; however, the maximum quarterly payment is subject to a $105,000 cap. These payments and the aggregate amounts thereof would also increase proportionately in the event of a default by the Company in its obligations to Ellco Leasing Corporation ("Ellco"), as described in (e) below. These payments and the aggregate thereof would decrease proportionately to the extent the claims made by the State of California, as described in (j) below, are not allowed.

         (d) In March 1995, the Company entered into negotiations with its unsecured creditors, the IRS and Palm Beach County in order to modify the schedule of payments as prescribed by its Plan of Reorganization. There can be no assurance that these negotiations will be successful.

         (e) The Company is required to pay to Ellco $250,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date. Approximately $104,500 of such $250,000 had been paid as of May 31, 1995. Ellco has been granted a security interest in certain of the Company's equipment to secure such obligations. Ellco is required to release its liens on certain of the Company's assets as the above-referenced payments are made. In the event of any default on any of such payments which remains uncured after seven days' notice, Ellco would have a claim as an unsecured creditor in the amount of the deficiency and the Company would make monthly payments to Ellco until an aggregate of 35% of the deficiency amount was paid to Ellco. Additionally, from the time of default, Ellco would be entitled to receive a pro rata portion of the Profit Participation (as defined in (g) below) payable to unsecured creditors. However, no retroactive payments would be made to Ellco. In the event of such a default, however, Ellco would also receive a pro rata share of the Common Stock issuable to unsecured creditors. Approximately 115,000 shares of the Common Stock will be held by the Company in trust for Ellco. If no such default occurs, such Common Stock would be issued pro rata to the unsecured creditors.

         (f) The Company received releases of substantially all liens on its assets and properties existing as of the Effective Date. However, in accordance with the Plan of Reorganization, Ellco, Southeast Bank Leasing Company, Greyhound Financial Corporation and Met Life Capital Corporation have been granted liens on certain of the Company's equipment and the holders of pre-petition unsecured claims shall be granted a lien on all of the Company's equipment to secure the payments described in (c) above and in (g) below. As of May 31, 1995, the Company has paid off all its obligations to Southeast Bank Leasing Company, Greyhound Financial Corporation and MetLife Capital Corporation.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

         (g) Beginning on the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector participants and their successors, 5% of its net after tax income until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector participants and their successors (the "Profit Participation").

         (h) The Company transferred to First Union the real property known as the New Riviera Beach Facility and granted First Union a non-exclusive perpetual easement for the use of approximately 125 parking spaces on the adjacent real property owned by the Company known as the Old Riviera Beach Facility. First Union has claimed that the Company is obligated to pay approximately $110,000 in 1993 real property taxes with respect to the New Riviera Beach Facility that accrued prior to such transfer as well as the cost of removing personal property from and cleaning the New Riviera Beach Facility. The Court has denied First Union's motion.

         (i) Following the Effective Date and consistent with its agreement with the State of Florida Department of Environmental Protection (the "DEP"), the Company has begun to perform environmental assessments and is required to remediate the Old Riviera Beach Facility and the Port Salerno Facility in accordance with the terms of the Consent Final Judgment, entered in October, 1993 (the "Consent Final Judgment"). The foregoing stems from the environmental contamination of certain of Solitron's properties. The monies to be utilized to fund these assessments and remediations will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan of Reorganization, unless approved by the DEP, neither the Old Riviera Beach Facility nor the Port Salerno Facility will be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its then appraised value or (ii) the estimated cost of its remediation. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date: (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month;
(iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. Additionally, $42,000 in proceeds from an insurance settlement were released from escrow and a portion of these funds have been utilized to investigate the extent to which the soil at the Old Riviera Beach Facility requires remediation. Final determination has been made that the soil at the Old Riviera Beach facility needs no further remediation. The remainder of such $42,000 was used to investigate the extent to which the soil at the Port Salerno Facility requires remediation. Final determination has been made, that the soil at Port Salerno requires no remediation. Any excess of such sale and lease proceeds over the cost of assessment and remediation will be returned to the Company. The Company's financial statements reflect liabilities of $1,075,000 relating to the foregoing assessment and remediation obligations. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of remediation will not exceed such amount. In the event that the Company defaults under the Consent Final Judgment, the DEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

See "Environmental Matters," below, for a further discussion of environmental matters. For a more definitive description of environmental matters pertaining to the Old Riviera Beach facility and the Port Salerno facility, please refer to the Consent Final Judgment.

         (j) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,395,000 (which amount is accrued in the consolidated financial statements), plus interest. The Company was required to begin making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is negotiating with Palm Beach County on restructuring of the stream of payments. The Company has entered into an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994, but will start making these payments on or about August 1995. During January 1995, the amount of allowed tax claims payable to the IRS was determined to be $401,000. The Company expects that it will make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 for a period beginning in April 1995 and ending in approximately January 2001. As the Company seeks to modify the terms of its payments to the IRS, which were set by its Plan of Reorganization, it will have to renegotiate the terms with an IRS field agent. These tax claims do not include an unsecured claim by the State of California for approximately $900,000 for income taxes for years prior to 1982. Solitron disputes the extent of the State of California's claim. An objection to the State of California's claim has been filed, but such matter has not yet been resolved or settled. Resolution of the State of California tax claims can occur now that the IRS claim was finalized. Based on the results of the IRS appeal, the Company expects that the State of California tax claim will be reduced significantly and will be treated as an unsecured claim.

         (k) The Company has entered into a contract for the sale of the Riviera Beach facility. Under the terms of the sale, the buyer will assume all of Solitron's real property tax obligation for the facility. This agreement now requires DEP approval in accordance with the Consent Agreement.

          (l) Solitron rejected substantially all of its pre-petition executory contracts (including its outstanding stock option agreements except those with Shevach Saraf, Solitron's Chairman of the Board, Chief Executive Officer, President and Treasurer), except for certain contracts with distributors, sales representatives, lessors of equipment, customers, suppliers and the lessor of its West Palm Beach, Florida facility, and the Sublease with Vector, the Shared Services Agreement with Vector and the Employment Agreement with Mr. Saraf.

         (m) All of the members of Solitron's Board of Directors, other than Shevach Saraf, resigned as of August 30, 1993. Two additional new directors were appointed in August, 1993, and an additional three directors were appointed in September, 1993. Robert P. Adler, a director appointed in September, 1993, resigned in October, 1993 and Samuel B. Robinson, a director appointed in September, 1993 resigned on April 3, 1994 and Peter Chiasson appointed in September 1993, resigned on November 7, 1994.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

       (n) In September 1993, the Bankruptcy Court authorized a 1-for-10 reverse split of the Company's Common Stock, pursuant to which each 10 shares of Common Stock were automatically converted into one share of Common Stock, with cash paid in lieu of the issuance of fractional shares. This reverse stock split became effective at the close of business on October 12, 1993, the record date for such reverse stock split. This reverse stock split has been retroactively reflected herein and all references to amounts of shares and share prices have been retroactively adjusted herein to reflect same.

3.       INVENTORIES:

Inventory consists of the following (in thousands):

                                                                MAY 31, 1995
                                                                ------------
                  Raw materials                                    $   856
                  Work-in-process                                      990
                                                                   -------
                                                                    $1,846
                                                                   =======
4.       LONG-TERM DEBT:

Long-term debt consists of the following:
         (in thousands):
                                                                 MAY 31, 1995
                                                                 ------------
         6% equipment finance
           agreement due in monthly
           installments with scheduled
           maturities through August 1997                            $  150

Less:      Current maturities                                           (58)
                                                                     ------
Net balance                                                          $   92
                                                                     ======

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

5.       OTHER LONG-TERM LIABILITIES:

Other long-term liabilities consist of the following:
         (in thousands):

                                                                 MAY 31, 1995
                                                                 ------------
Accrued Environmental Expenses                                       $ 1,035
Accounts Payable - Pre-petition                                        1,325
IRS Tax Claim                                                            318
County Property Tax Payable                                              922
                                                                     -------
                                                                     $ 3,600
                                                                     =======
6.       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Included in selling, general and administrative expenses for the quarter ended May 31, 1994 is a reversal of $73,000 which was accrued at February 28, 1994 for real estate taxes on the New Riviera Beach facility. On June 24, 1994, the Bankruptcy Court denied First Union's motion to compel and accordingly the Company will not have any obligation to pay the property taxes.

7.       ENVIRONMENTAL MATTERS:

As a result of audits by the State of Florida Department of Environmental Protection ("DEP") principally conducted as early as 1986, it was determined that chemical discharges occurred at several of the Company's locations for which clean up or other actions were required. Management of the Company believes that clean up and monitoring is still required at three locations: one licensed treatment facility to which the Company shipped hazardous waste, the Company's Port Salerno location and the Company's Old Riviera Beach facility.

In addition to the matters described in the preceding paragraph, testing of monitoring wells installed by the Company at the Company's Port Salerno location has revealed that groundwater contamination extends off-site. After notification to DEP of the off-site contamination, the State Division of Health tested certain private residential wells and requested the Company supply bottled drinking water to seven families which use four of the private wells in the area. The Company complied with this request. Other private wells nearby may also be affected, and, in such case the Company will then extend public water supply to affected homes. City water lines were connected to affected homes by DEP at a cost of $200,000.

Based upon a tentative settlement with the City of Riviera Beach (the "City"), a penalty assessed by DEP and remediation costs estimated by environmental consultants and management, the Company initially accrued $2,331,000 for environmental costs as of February 28, 1989. On March 9, 1990, the Company reached a final settlement with the City which provided, among other things, for the payment to the City of $700,000 plus interest at 8.5%, payable in quarterly installments through 1995 and the payment of $171,000 in penalties to DEP plus interest at 8.5% payable annually

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

through 1995. At August 31, 1993, the Company owed the City and DEP $583,000 and $103,000, respectively, on its obligations under this agreement. The Plan provides a plan for the future remediation of the Old Riviera Beach location and the Port Salerno location. The Plan provides for, among other things, the following: (1) the Company reimburse DEP $200,000 for providing water lines to serve properties affected by the groundwater contamination from the Port Salerno site. This amount was paid as an administrative expense during the year ended February 28, 1993; (2) remediate site soils and groundwater at the Port Salerno location; (3) remediate groundwater contamination at the Old Riviera Beach property and 4) pay a final judgment of $103,000 to DEP representing the balance of penalties owed at August 31, 1993 as a result of the March 9, 1990 agreement. This amount was included in amounts payable to unsecured creditors and accordingly, is subject to the same payment terms and conditions as the Company's general unsecured creditors. Final determination has been made that the soil at the Port Salerno Facility needs no further remediation. Final determination was made that no soil remediation is required at Riviera Beach Facility. Additionally, the Company's $583,000 obligation to the City was classified as an unsecured claim at August 31, 1993 pursuant to the provisions of the Plan and reimbursed DEP $200,000 as an administrative payment.

Since entry of the Consent Final Judgment, the Company's consultant submitted a plan for further soils assessment at the Riviera Beach and Port Salerno facilities, received approval thereof and of its Quality Assurance Plan, and, after filing assessments report reporting its data, received DEP approval of both reports' conclusion that no further soils remediation is required at these two sites. Until the escrows are replenished as set forth herein, groundwater remediation will be deferred at the two sites.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $329,000 for the Old Riviera Beach property. These amounts have been accrued for in the balance sheet as of February 28, 1995.

Pursuant to the Plan, the Company will sell or lease the two properties and utilize the proceeds to remediate both sites. If funds to clean the sites are not available within twenty-four months from October, 1993, the Company is required to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month; 2) $7,500 per month beginning on the 37th month; and 3) $10,000 per month beginning on the 49th month. This funding will be suspended when total amounts paid reach 125% of the estimated remediation costs. On April 17, 1995, the Company entered into an agreement to sell the Riviera Beach Facility. The DEP is reviewing this contract

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

and has until August 2, 1995 to approve it as stipulated by the Consent Agreement. It is expected that the sale will be consummated in August or September 1995. The sale price is $850,000, and after payment of existing taxes, brokerage and attorneys' fees, certain moving costs and other expenses, the proceeds will provide approximately $410,000 to $430,000 for the escrow account to complete groundwater remediation at the Riviera Beach site. If the DEP approves the sale, it will request the EPA to remove the site from the EPA site-screening process for possible National Priority List listing. The Region IV Administrator of the EPA has verbally assured counsel for the Company that the EPA will honor such request. The prospective purchaser then has an additional 30 days to inspect the environmental conditions of the sale. If the purchaser is satisfied, the contract calls for a closing within 30 days thereafter.

The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for the sum of $10,000, to be paid as other unsecured creditor claims are being paid. Counsel is now handling such negotiations.

During fiscal year ended February 28, 1995, the Company's environmental legal counsel received a request for information from the Environmental Protection Agency (the "EPA") which is reassessing all prior Comprehensive Environmental Response, Compensation and Liability Information System sites for National Priority Ranking using the newly adopted ranking formula. The Company's facilities at Riviera Beach and Port Salerno are the subject of such re-assessment. The Company and its environmental legal counsel do not consider it probable that either the Company's Riviera Beach or Port Salerno facilities will be added to the national priority list under the federal superfund law. The Company's former facility in Jupiter, Florida (which was sold in 1982) has been the subject of a preliminary assessment by the EPA. The EPA has requested site access from the current owner. The Company's environmental legal counsel has no information concerning the Jupiter facility nor has the Company received any request for information. The Company and its environmental legal counsel cannot assess at this time what the impact of the EPA study will be, if any, on the Company's liability nor when the EPA will complete its study.

The Company has been named as a potentially responsible party at a Nuclear Disposal Facility located in Kentucky (Maxey Flats). During fiscal year 1995, the Company, along with other responsible parties has signed a de-minimis agreement to settle the case. Under the agreement, the Company will be reimbursed a small amount (less than $1,000) which does not materially affect the Company. However, final court action on the matter has not taken place.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Accordingly, as a result of the above, the Company's initial accrual for environmental claims was reduced by approximately $777,000 as of August 31, 1993, which amount was included in environmental expenses net of insurance recoveries in the statement of operations for the six months ended
August 31, 1993. The Company's current reserve for environmental claims is approximately $1,075,000 as of May 31, 1995.

Amounts expensed for environmental expenses were $4,000 for the quarter ended May 31, 1995 as compared with $7,000 for the quarter ended May 31, 1994.

8.           REVERSE STOCK SPLIT:

On September 28, 1993, the Board of Directors of the Company declared a one-for-ten reverse split of the Company's common stock which became effective October 12, 1993.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

INTRODUCTION:

In January, 1992, as a result of losses and liquidity deficiencies, the Company and its wholly-owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On August 20, 1993, the Bankruptcy Court entered an Order of Confirmation confirming the Company's Plan of Reorganization and on August 30, 1993, the Plan of Reorganization became effective and the Company emerged from bankruptcy.

In connection with the Company's reorganization, effective August 31, 1993 the Company utilized "Fresh Start Reporting". Use of this method requires that adjustments be made to assets and liabilities to record them at fair value, and adjustments to reflect forgiveness of debt (in accordance with the Plan) be included in the Company's consolidated statement of operations prior to its emergence from bankruptcy. As a result, the reorganized Company's financial statements prior to August 30, 1993 (August 31, 1993 for financial statement purposes), are not comparable to subsequent periods (See Note 2 to the Company's Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

During the last several fiscal years, the Company experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, a severe disruption of production caused by a fire in one of the Company's production lines in 1991, significant non-recurring expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

During the pendency of the Bankruptcy Proceedings, all secured and unsecured claims against and indebtedness of the Company (including accrued and unpaid interest) were stayed in accordance with the Bankruptcy Code while the Company continued its operations as a debtor-in-possession, subject to the control and supervision of the Bankruptcy Court. Because these stays limit cash outflow, the Company, during the pendency of the Bankruptcy Proceedings, realized positive cash flow from ongoing operations. Since the Company emerged from Chapter 11, it has experienced a positive cash flow from recurring operations; however, overall cash flow has been negative due primarily to the necessity to make payments of administrative expenses arising in connection with the Bankruptcy Proceedings. The foregoing resulted in a decrease in cash and cash equivalents since emergence from Chapter 11.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

After giving effect to the Plan of Reorganization, the Company's outstanding liabilities at August 31, 1993, were reduced from approximately $32,069,000 to approximately $6,760,000 and the Company's accumulated deficit was eliminated with a corresponding charge to additional paid in capital.

The Company incurred losses from ongoing operations of $89,000 for the quarter ended May 31, 1995 and $244,000 for the fiscal year ended February 28, 1995 and has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations.

The Company has projected that it will be able to generate sufficient funds to support its ongoing operations. However, the Company must be able to renegotiate its required payments to unsecured creditors, the IRS and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company is currently in negotiations with unsecured creditors, the IRS and other taxing authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to be able to enter into a factoring arrangement to provide additional funding. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

Pursuant to the Plan, beginning approximately May 1995, the Company is required to make quarterly payments to holders of unsecured claims at the rate of $23,066 per month until $2,825,545 is paid to unsecured creditors. This amount can increase to up to a $35,000 per month cap to the extent certain contested claims are approved and added to the pool of unsecured claims or to the extent the Company defaults on its payment obligations to Ellco. The Company is renegotiating with its unsecured creditors to modify these payment requirements. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). These negoations have not been completed as yet and while they are proceeding, the Company made its proposed distribution to the unsecured creditors who have accepted payment.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for the sum of $10,000, to be paid as other unsecured creditor claims are being paid. Counsel is now handling such negotiations.

During the fiscal year, the Company's environmental legal counsel received a request for information from the Environmental Protection Agency the ("EPA") which is reassessing all prior Comprehensive Environmental Response, Compensation and Liability Information System sites for National Priority Ranking using the newly adopted ranking formula. The Company's facilities at Riviera Beach and Port Salerno are the subject of such reassessment. The Company and its environmental counsel do not consider it probable that either the Company's Riviera Beach or Port Salerno facilities will be added to the national priority list under the federal superfund law. The Company's former facility in Jupiter, Florida (which was sold in 1982) has been the subject of a preliminary assessment by the EPA. The EPA has requested site access from the current owner. The Company's environmental legal counsel has no information concerning the Jupiter facility nor has the Company received any request for information. The Company and its environmental legal counsel cannot assess at this time what the impact of the EPA study will be, if any, on the Company's liability nor when the EPA will complete its study. For a further description of the Company's significant environmental problems, refer to Note 1 of the accompanying Condensed Consolidated Financial Statements.

The Company has entered into a contract for the sale of the Riviera Beach facility. Once the Riviera Beach facility is sold, the proceeds of the sale will be used as follows: (1) pay for all outstanding real estate taxes; (2) real estate commissions; (3) legal fees; (4) cost of relocating equipment and material currently stored in the facility and (5) cost of environmental assessment and computer modeling demanded by DEP prior to the approval of the sale. All remaining funds (approximately $410,000-$430,000) will be deposited in the Riviera Beach environmental escrow account. Under the terms of the sales agreement, the buyer will issue the Company an irrevocable letter of credit for the amount of $50,000 which will be available for use by the Company for clean-up should clean-up costs exceed $400,000. The Company is required to perform the clean-up with funds available in the escrow account. Should the cost of clean-up exceed the escrowed amount, the Company will be required to pay any additional funds in accordance with the Consent Final Judgment (see Consent Final Judgment included as an exhibit hereto).

Also pursuant to the terms of the Plan of Reorganization and Consent Agreement, the Company is required to complete the assessment and remediation of the Port Salerno Facility and the Old Riviera Beach Facilities. The costs of these assessments and remediations, estimated at $1,075,000, will be payable from the proceeds of the sale or lease of these properties. The Company is required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date of the Plan of Reorganization to ensure the remediation of these properties in the event the properties are not sold or leased: (i) year 1 - $60,000; (ii) year 2 - $90,000; (iii) year 3 - $120,000;
and (iv) $120,000 per year thereafter until remediation is

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

completed. Any excess of such sale and lease proceeds and such escrows over the cost of assessment and remediation shall be returned to the Company. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and Riviera Beach facilities. For details see the Company's Plan of Reorganization and Consent Final Judgment with the Department of Environmental Protection.

The Company is required to pay an equipment lessor (Ellco) $250,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date in satisfaction of an allowed claim amounting to approximately $1,214,000. These monthly payments escalate from $3,500 to $6,000 during such four-year term. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of May 31, 1995, the Company had paid Ellco $104,500.

Pursuant to the Plan of Reorganization, beginning on the date the Company's net after tax income exceeds $500,000, the Company will be required to pay certain pre-petition creditors 10% of net after tax income until the tenth anniversary of the Effective Date, up to a maximum aggregate of $3,000,000 in such payments. Further, the Company's lease payments (less sublease payments from Vector) for its facilities in West Palm Beach, Florida will increase each year from approximately $117,000 during the current fiscal year in accordance with specified cost of living increases (which shall be no less than 3% nor more than 5% per year).

The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the Internal Revenue Service, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,395,000 (which amount is accrued in the accompanying financial statements) plus interest. The Company is required to make quarterly payments of allowed tax claims to Palm Beach County according to the following schedules: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is required to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. The Company is required to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 for a period beginning in approximately April 1995 and ending approximately January 2001. As the Company seeks to modify the terms of its payments to the IRS, which were set by its Plan of Reorganization, it will have to renegotiate the terms with an IRS field agent. These tax claims do not include an unsecured claim by the State of California for

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

approximately $900,000 for income taxes for years prior to 1982. The Company disputes the extent of the State of California's claim. An objection to the State of California's claim has been filed, following resolution of the IRS claim; this claim can now be resolved. The Company expects that it will be resolved by July 1995 and will be significantly reduced and treated as an unsecured claim. At May 31, 1995 and February 28, 1995, respectively, the Company had cash and cash equivalents of $597,000 and $867,000 (including $394,000 and $394,000 restricted, primarily for rent on its West Palm Beach Facility). The decrease in cash and cash equivalents was due primarily to a slow down in collections of accounts receivable. Accounts receivable were $941,000 and $732,000 at May 31, 1995 and February 28, 1995, respectively. The increase in accounts receivable was due primarily to the aforementioned slow down in collecting and a 9% increase in sales as compared to the previous quarter. At May 31, 1995 and February 28, 1995, the Company's working capital was $1,175,000 and $1,202,000, respectively, and the ratio of current assets to current liabilities was 1.48:1 and 1.49:1, respectively.

The Company used $195,000 of net cash from operating activities during the quarter ended May 31, 1995, compared to $93,000 during the quarter ended May 31, 1994. This decrease in cash generated from operating activities was primarily due to the Company's increase in accounts receivable and an increase in accumulated net losses.

During the quarter ended May 31, 1995, the Company used $52,000 of net cash for investing activities, primarily for additions to property, plant and equipment at the Company's leased facility in West Palm Beach, Florida, compared to $5,000 of net cash for investing activities for the quarter ended May 31, 1994. During the quarter ended May 31, 1995, the Company used approximately $23,000 of net cash for financing activities, compared to the use of approximately $21,000 of net cash for financing activities during the quarter ended May 31, 1994.

The Company believes that operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, at the current bookings and sales level the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that, if the volume of product sales continues as presently anticipated and it can restructure its obligations to pre-bankruptcy creditors, the Company will generate sufficient cash from operations. In the event that bookings in the long-term decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In addition, the Company is pursuing additional sources of financing. There is no assurance that financing will be available in amounts or upon terms

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

satisfactory to the Company. Further, in appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

INFLATION:

The rate of inflation has not had a material effect on the Company's revenues and costs and expenses, and it is not anticipated that inflation will have a material effect on the Company in the near future.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

RESULTS OF OPERATIONS-THREE MONTHS ENDED MAY 31, 1995:

Net sales for the three months ended May 31, 1995 increased 9% to $1,640,000 as compared to $1,509,000 for the three months ended May 31, 1994. The increase was primarily due to an increase in the Company's open order backlog. Gross margins decreased slightly from 17% for the three months ended May 31, 1994 to 16% for the three months ended May 31, 1995 despite the increase in sales due to lower per unit sales prices as compared to the previous period. This resulted in an increase in material and labor costs as a percentage of sales, offset somewhat by decreases in depreciation and overhead expenses due to cost cutting measures.

Selling, general and administrative expenses increased from $281,000 for the three months ended May 31, 1994 to $347,000 for the three months ended May 31, 1995. The increase was due primarily to the prior period including a reversal of $73,000 for real estate taxes on the New Riviera Beach facility. (See Note 6 to Condensed Consolidated Financial Statements).

The Company recorded net other expense of $18,000 for the three months ended May 31, 1995 versus net other expense of $36,000 for the three months ended May 31, 1994. The variance was due primarily to a decrease in other expense of $11,000 and an increase in other income of $4,000.

Due primarily to the Company's net revenue being lower than the sum of its fixed and variable expenses the Company realized an operating loss of $89,000 for the three months ended May 31, 1995 versus an operating loss of $26,000 for the three months ended May 31, 1994. The Company incurred a net loss of $107,000 for the quarter ended May 31, 1995 compared to a net loss of $62,000 for the quarter ended May 31, 1994.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 1994

Net sales for the three months ended May 31, 1994 decreased 40% to $1,509,000 as compared to $2,520,000 for the three months ended May 31, 1993. The decrease was primarily due to a shrinkage in the Company's open order backlog due to customer concerns regarding the Company's Chapter 11 proceedings and to a decrease in defense spending by the United States Government. Gross margins decreased from 20% for the three months ended May 31, 1993 to 17% for the three months ended May 31, 1994. the decrease was primarily due to the effect of spreading a fixed overhead over a smaller sales base. As a percentage of sales, material costs, labor costs and overhead costs were approximately 25%, 18% and 41%, respectively for the quarter ended May 31, 1994 as compared to 23%, 19% and 37%, respectively for the quarter ended May 31, 1993.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Selling, general and administrative expenses decreased from $484,000 for the three months ended May 31, 1993 to $281,000 for the three months ended May 31, 1994. The decrease was due primarily to continued cost-cutting measures implemented by the Company and a decrease in property taxes. Also, $73,000 which was accrued at February 28, 1994 for real estate taxes on the New Riviera Beach facility was reversed. In addition, professional fees decreased $17,000, salaries and related costs decreased $51,000, advertising expenses decreased $17,000 and telephone expenses decreased $19,000 due to change in long-distance carriers.

The Company recorded net other expense of $36,000 for the three months ended May 31, 1994 versus net other income of $12,000 for the three months ended May 31, 1993. The variance was due primarily to an increase in interest expense of $27,000 and a decrease in other income of $32,000.

Due primarily to the Company's net revenue being lower than the sum of its fixed and variable expenses, the Company realized an operating loss of $26,000 for the three months ended May 31, 1994 versus an operating income of $30,000 for the three months ended May 31, 1993. Also due primarily to the decline in sales and an increase in interest expense, the Company incurred a net loss of $62,000 for the quarter ended May 31, 1994 compared to net income of $42,000 for the quarter ended May 31, 1993.

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS:

Other than the Bankruptcy Proceedings (as described in "Item 1. - Business") and the following matters, The Company is not aware of any other significant legal proceedings to which it is a party.

INTERNAL REVENUE SERVICE TAX CLAIM

The Internal Revenue Service ("IRS") audited the Company's income tax returns for the years 1980-1989. The Company appealed the IRS' original audit results. During January 1995, the tax claim was determined to be $401,000 which is included in the Company's financial statement as an accrual for the entire amount. The IRS' tax claim is subject to payment within six years from January 1995. The Company is negotiating with the IRS to reschedule this stream of payments.

STATE OF CALIFORNIA TAX CLAIM

On November 23, 1992, the State of California filed a claim asserting that the Company owes the State of California approximately $900,000 for income taxes for years prior to 1982. Solitron disputes the extent of the State of California's claim. This claim will be treated as an unsecured claim. An objection to the State of California's claim has been filed, but such matter has not yet been resolved by the Bankruptcy Court or between the parties. This objection can now be resolved since the Company's appeal of the IRS claim was resolved. Based on the results of the IRS appeal, the Company expects that this claim will be reduced. Once resolved, this claim will be treated as an unsecured claim.

ENVIRONMENTAL CLAIM REGARDING PORT SALERNO

The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for the allowance of a general unsecured claim in the amount of $10,000. Counsel is now handling such negotiations.

RESOLUTION TRUST CORPORATION (COMPANY'S LANDLORD)

On June, 1995, the Company filed a Motion in Federal Court to compel RTC for specific performance for the repair of the roof and HVAC system and for damages. Mandatory mediation failed and a trial date of October 10, 1995 was set. As the Company segregated funds to pay for rent and has a written consent of the landlord's agent (Tecton) to withhold rent payments until the roof and HVAC system are replaced or repaired, no adverse result to the Company is expected.

ITEM 2.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

See Part 1.

                          PART II - OTHER INFORMATION

                                  (CONTINUED)

ITEMS 4-5.

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended May 31, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

                                                     SOLITRON DEVICES, INC.

                                                     s/s  SHEVACH SARAF
                                                     ---------------------------
                                                     SHEVACH SARAF
                                                     CHAIRMAN, CEO & PRESIDENT

Dated:  July 13, 1995