Form 10QSB
period 1995-08-31
SOLITRON DEVICES INC
filed 1995-10-20
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1995

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                          Commission file number 1-4978

                             SOLITRON DEVICES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                      22-1684144
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

              3301 ELECTRONICS WAY, WEST PALM BEACH, FLORIDA 33407
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 848-4311
                           ---------------------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

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

               Condensed Consolidated Balance Sheet -- August 31, 1995

               Condensed Consolidated Statements of Operations -- Three And Six Months Ended August 31, 1995 and 1994

               Condensed Consolidated Statements of Cash Flows -- Six Months Ended August 31, 1995 and 1994

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

Signature

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 August 31, 1995
                                                                   (Unaudited)
                                                                 ---------------
Current Assets:
    Cash*                                                            $   636
    Accounts receivable, less allowance
        for doubtful accounts of $35                                     938
    Inventories                                                        1,800
    Prepaid expenses and other current assets                              8
    Due from Vector                                                      234
                                                                     -------
         Total current assets                                          3,616

Property, plant and equipment, net                                       835
Non-operating plant facilities                                         1,745
Due from Vector                                                          184
Other assets                                                              88
                                                                     -------
                                                                     $ 6,468
                                                                     =======

*Including $463,000 reserved for rent as disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 August 31, 1995
                                                                   (Unaudited)
                                                                 ---------------
Current liabilities:
    Current maturities of long-term debt                            $    58
    Accounts payable - post-petition                                    474
    Current portion of accounts payable - pre-petition                  294
    Accrued expenses                                                  1,567
    Accrued Chapter 11 administrative expenses                           78
                                                                    -------
      Total current liabilities                                       2,471
                                                                    -------
Long-term debt, less current maturities                                  75
                                                                    -------
Other long-term liabilities                                           3,601
                                                                    -------
Stockholders' Equity
    Preferred stock, $.01 par value,
      authorized 500,000 shares                                           -
    Common stock $.01 par value,
      authorized 10,000,000 shares,
      issued and outstanding 1,880,000                                   19
    Additional paid-in capital                                        2,619
    Deficit                                                          (2,317)
                                                                    -------
                                                                        321
                                                                    -------
                                                                    $ 6,468
                                                                    =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                   Three Months Ended          Six Months Ended
                                        August 31,                 August 31,
                                    1995       1994            1995       1994
                                   -----------------          -----------------
NET SALES                          $1,690     $1,705          $3,330     $3,215
  Cost of sales                     1,448      1,223           2,831      2,477
                                   ------     ------          ------     ------

  Gross Profit                        242        482             499        738
  Selling, general and
   administrative expenses            283        464             630        745
                                   ------     ------          ------     ------
    Operating (loss) income           (41)        18            (131)        (7)
                                   ------     ------          ------     ------

OTHER INCOME (EXPENSE):
  Other Income                         18          5              28         10
  Interest expense                    (29)        (9)            (54)       (37)
  Chapter 11 expenses                   -        (13)              -        (14)
  Other                                (3)       (10)             (5)       (23)
                                   ------     ------          ------     ------

    Net other expense                 (14)       (27)            (31)       (64)
                                   ------     ------          ------     ------

    Net loss                       $  (55)    $   (9)         $ (162)    $  (71)
                                   ======     ======          ======     ======

LOSS PER SHARE:                    $ (.03)    $ (.01)         $ (.08)    $ (.04)
                                   ======     ======          ======     ======

WEIGHTED AVERAGE SHARES
    OUTSTANDING                 2,082,000  2,082,000       2,082,000  2,082,000
                                ---------  ---------       ---------  ---------

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     Six Months Ended August 31,
                                                     ---------------------------
                                                        1995          1994
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(162)        $ (71)
                                                       -----         -----
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                       120           160
     Provision for doubtful accounts                      (4)           (5)
     Gain on disposal of assets                          (13)            -
     (Increase) decrease in account receivable          (202)           59
     (Increase) decrease in inventories                   10           (57)
     Decrease in prepaid expenses and
       other current assets                               42             7
     Increase in due from Vector                         (59)          (41)
     Decrease in other assets                              2             3
     Increase (decrease) in accounts payable             106          (100)
     Increase in current portion of
       accounts payable-pre-petition                      17             -
     Increase (decrease) in accrued expenses
       and other liabilities                             (64)           20
     Decrease in accrued Chapter 11
       administrative expenses                           (42)          (55)
     Increase in other long-term liabilities             121             -
                                                       -----         -----
         Total adjustments                                34            (9)
                                                       -----         -----
         Net cash used in operating activities          (128)          (80)
                                                       -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the disposal of assets                    13             -
  Additions to property, plant and equipment             (76)          (23)
                                                       -----         -----
         Net cash used in investing activities           (63)          (23)
                                                       -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital leases                             (40)          (44)
                                                       -----         -----
         Net cash used in financing activities           (40)          (44)
                                                       -----         -----
NET DECREASE IN CASH                                    (231)         (147)

                                   (Continued)

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                   (CONTINUED)
                                                     Six Months Ended August 31,
                                                     ---------------------------
                                                        1995          1994
                                                        ----          ----
CASH AT BEGINNING OF PERIOD                              867           897
                                                       -----         -----
CASH AT END OF PERIOD                                  $ 636         $ 750
                                                       =====         =====

Supplemental cash flow disclosure:

Interest paid during the six months ended August 31, 1995 and 1994 was approximately $5,000 and $26 respectively.

                     The accompany notes are an integral of
               these condensed consolidated financial statements.

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

The information contained in this Form 10-QSB should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1995 and the Company's Quarterly Report for the quarter ended May 31, 1995.

The results of operations for the six month period ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

         (a) On February 28, 1993, pursuant to a Purchase Agreement, dated October 5, 1992, as amended (the "Vector Purchase Agreement"), the Company transferred to Vector Trading and Holding Corporation ("Vector") (the successor in interest to the Company's former primary lender, First Union National Bank ("First Union")) substantially all of the assets, other than real estate, comprising the Company's Microwave Division and certain related liabilities. Pursuant to the terms of the Vector Purchase Agreement: (i) Vector subleases approximately 30% of the Company's facilities in West Palm Beach, Florida, for a period ending December 31, 2001 at an annual rate that escalates from approximately $50,000 during the first year to approximately $80,000 in the last four years, with aggregate remaining payments of approximately $513,000 (the "Sublease"); (ii) the Company assigned to Vector insurance proceeds of approximately $5.4 million from National Union Fire Insurance Company stemming from a 1991 fire in the Company's hybrid department; (iii) the Company and Vector entered into mutual non-competition agreements for a period of five years, pursuant to which neither will compete in the United States with respect to the types of products produced by the other as of the date of the Vector Purchase Agreement; (iv) the Company entered into a Shared Services and Equipment Agreement (the "Shared Services Agreement") with Vector, pursuant to which it is estimated that Vector will pay Solitron approximately $55,000 per

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

year for eight years in exchange for, among other things, the Company's (a) allowing Vector to use certain of the Company's equipment, (b) providing to Vector certain janitorial and other services and (c) agreeing to share certain of its computer equipment with Vector through August, 1994; and (v) Vector will reimburse or pay the Company (in pro rata quarterly installments through approximately the end of 1998) an aggregate of approximately $210,000 in personal property taxes paid by the Company on the assets transferred to Vector. As of August 1995, Vector had paid approximately $44,000 of these taxes. The Company is currently engaged in a dispute with its landlord regarding the landlord's alleged breach of the Company's lease for its West Palm Beach facility and the Company's related retainage and segregation of approximately $463,000 for the period March 1, 1993 to August 31, 1995 in rent payments (See "Item 2 - Properties"). In connection therewith, Vector has withheld payments required to be made by it under the Sublease, which for the period March 1, 1993 to August 31, 1995, aggregated approximately $193,000.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         (c) Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in progress, the Company made three of its proposed distributions to the unsecured creditors who have accepted the payments. These payments in the aggregate amount of $21,000 covered the period March 1, 1995 through September 30, 1995. It is presently estimated that there are an aggregate of approximately $8,073,000 of allowed unsecured claims, and, accordingly, that the Company is required to pay approximately $2,825,000 (i.e., 35% of $8,073,000) to holders of allowed unsecured claims in quarterly installments of approximately $69,000. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000. To the extent allowed unsecured claims exceed $8,000,000, the aggregate and monthly payments to unsecured creditors will be increased proportionately; however, the maximum quarterly payment is subject to a $105,000 cap. These payments and the aggregate amounts thereof would also increase proportionately in the event of a default by the Company in its obligations to Ellco Leasing Corporation ("Ellco"), as described in (e) below. These payments and the aggregate thereof would decrease proportionately to the extent the claims made by the State of California, as described in (j) below, are not allowed.

         (d) In March 1995, the Company entered into negotiations with its unsecured creditors, the IRS and Palm Beach County in order to modify the schedule of payments as prescribed by its Plan of Reorganization. There can be no assurance that these negotiations will be successful.

         (e) The Company is required to pay to Ellco $250,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date. Approximately $117,500 of such $250,000 had been paid as of August 31, 1995. Ellco has been granted a security interest in certain of the Company's equipment to secure such obligations. Ellco is required to release its liens on certain of the Company's assets as the above-referenced payments are made. In the event of any default on any of such payments which remains uncured after seven days' notice, Ellco would have a claim as an unsecured creditor in the amount of the deficiency and the Company would make monthly payments to Ellco until an aggregate of 35% of the deficiency amount was paid to Ellco. Additionally, from the time of default, Ellco would be entitled to receive a pro rata portion of the Profit Participation (as defined in (g) below) payable to unsecured creditors. However, no retroactive payments would be made to Ellco. In the event of such a default, however, Ellco would also receive a pro rata share of the Common Stock issuable to unsecured creditors. Approximately 115,000 shares of the Common Stock will be held by the Company in trust for Ellco. If no such default occurs, such Common Stock would be issued pro rata to the unsecured creditors.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         (f) The Company received releases of substantially all liens on its assets and properties existing as of the Effective Date. However, in accordance with the Plan of Reorganization, Ellco, Southeast Bank Leasing Company, Greyhound Financial Corporation and Met Life Capital Corporation have been granted liens on certain of the Company's equipment and the holders of pre-petition unsecured claims shall be granted a lien on all of the Company's equipment to secure the payments described in (c) above and in (g) below. As of August 31, 1995, the Company has paid off all its obligations to Southeast Bank Leasing Company, Greyhound Financial Corporation and MetLife Capital Corporation.

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

         (i) Following the Effective Date and consistent with its agreement with the State of Florida Department of Environmental Protection (the "DEP"), the Company has begun to perform environmental assessments and is required to remediate the Old Riviera Beach Facility and the Port Salerno Facility in accordance with the terms of the Consent Final Judgment, entered in October, 1993 (the "Consent Final Judgment"). The foregoing stems from the environmental contamination of certain of Solitron's properties. The monies to be utilized to fund these assessments and remediations will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan of Reorganization, unless approved by the DEP, neither the Old Riviera Beach Facility nor the Port Salerno Facility will be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its then appraised value or
(ii) the estimated cost of its remediation. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date: (i) year 1 - $5,000 per month; (ii) year 2- $7,500 per month; (iii) year 3 - $10,000 per month; and
(iv) $10,000 per month thereafter until remediation is completed. Additionally, $42,000 in proceeds from an insurance settlement were released from escrow and a portion of these funds have been utilized to investigate the extent to which the soil at the Old Riviera Beach Facility requires remediation. Final determination has been made that the soil at the Old Riviera Beach

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

facility needs no further remediation. The remainder of such $42,000 was used to investigate the extent to which the soil at the Port Salerno Facility requires remediation. Final determination has been made, that the soil at Port Salerno requires no remediation. Any excess of such sale and lease proceeds over the cost of assessment and remediation will be returned to the Company. The Company's financial statements reflect liabilities of $1,075,000 relating to the foregoing assessment and remediation obligations. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of remediation will not exceed such amount. In the event that the Company defaults under the Consent Final Judgment, the DEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction. See "Environmental Matters," below, for a further discussion of environmental matters. For a more definitive description of environmental matters pertaining to the Old Riviera Beach facility and the Port Salerno facility, please refer to the Consent Final Judgment.

         (j) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,395,000 (which amount is accrued in the consolidated financial statements), plus interest. The Company was required to begin making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is negotiating with Palm Beach County on restructuring of the stream of payments. The Company has entered into an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994, but will start making these payments on or about January 1996. During January 1995, the amount of allowed tax claims payable to the IRS was determined to be $401,000. The Company was expected to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 for a period beginning in April 1995 and ending in approximately January 2001. As the Company seeks to modify the terms of its payments to the IRS, which were set by its Plan of Reorganization, it will have to renegotiate the terms with an IRS field agent. These tax claims do not include an unsecured claim by the State of California for approximately $900,000 for income taxes for years prior to 1982. Solitron disputes the extent of the State of California's claim. An objection to the State of California's claim has been filed, but such matter has not yet been resolved or settled. Resolution of the State of California tax claims can occur now that the IRS claim was finalized. Based on the results of the IRS appeal, the Company expects that the State of California tax claim will be reduced significantly and will be treated as an unsecured claim.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         (k) The Company had entered into a contract for the sale of the New Riviera Beach facility on April 17, 1995. Under the terms of the sale, the buyer was to have assumed all of Solitron's real property tax obligation for the facility. This agreement required DEP approval in accordance with the Consent Agreement. The DEP has notified the Company on September 1, 1995 that it would not object to the sale of the facility and on September 29, 1995 had issued a letter to the EPA regarding the sale clearing the way for the completion of the transaction. However, on October 2, 1995, just prior to the expiration of the due diligence period, the buyer notified the Company that it was no longer able to obtain the required financing and withdrew from the project. The property was thus placed back on the open market.

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

3.       INVENTORIES:

Inventory consists of the following (in thousands):

                                                        August 31, 1995
                                                        ---------------
         Raw materials                                      $   823
         Work-in-process                                        977
                                                            -------
                                                             $1,800
                                                            =======

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.       LONG-TERM DEBT:

Long-term debt consists of the following:
         (in thousands):

                                                       August 31, 1995
                                                       ---------------
         6% equipment finance
           agreement due in monthly
           installments with scheduled
           maturities through August 1997                   $  133

Less:      Current maturities                                  (58)
                                                            ------
Net balance                                                 $   75
                                                            ======

5.       OTHER LONG-TERM LIABILITIES:

Other long-term liabilities consist of the following:
         (in thousands):

                                                       August 31, 1995
                                                       ---------------
Accrued Environmental Expenses                             $ 1,020
Accounts Payable - Pre-petition                              1,317
IRS Tax Claim                                                  318
County Property Tax Payable                                    946
                                                           -------

                                                           $ 3,601
                                                           =======

6.       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Included in selling, general and administrative expenses for the six months ended August 31, 1994 is a reversal of $73,000 which was accrued at February 28, 1994 for real estate taxes on the New Riviera Beach facility. On June 24, 1994, the Bankruptcy Court denied First Union's motion to compel and accordingly the Company will not have any obligation to pay the property taxes.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

Based upon a tentative settlement with the City of Riviera Beach (the "City"), a penalty assessed by DEP and remediation costs estimated by environmental consultants and management, the Company initially accrued $2,331,000 for environmental costs as of February 28, 1989. On March 9, 1990, the Company reached a final settlement with the City which provided, among other things, for the payment to the City of $700,000 plus interest at 8.5%, payable in quarterly installments through 1995 and the payment of $171,000 in penalties to DEP plus interest at 8.5% payable annually through 1995. At August 31, 1993, the Company owed the City and DEP $583,000 and $103,000, respectively, on its obligations under this agreement. The Plan provides a plan for the future remediation of the Old Riviera Beach location and the Port Salerno location. The Plan provides for, among other things, the following: (1) the Company reimburse DEP $200,000 for providing water lines to serve properties affected by the groundwater contamination from the Port Salerno site. This amount was paid as an administrative expense during the year ended February 28, 1993; (2) remediate site soils and groundwater at the Port Salerno location; (3) remediate groundwater contamination at the Old Riviera Beach property and 4) pay a final judgment of $103,000 to DEP representing the balance of penalties owed at August 31, 1993 as a result of the March 9, 1990 agreement. This amount was included in amounts payable to unsecured creditors and accordingly, is subject to the same payment terms and conditions as the Company's general unsecured creditors. Final determination has been made that the soil at the Port Salerno Facility needs no further remediation. Final determination was made that no soil remediation is required at Riviera Beach Facility. Additionally, the Company's $583,000 obligation to the City was classified as an unsecured claim at August 31, 1993 pursuant to the provisions of the Plan and reimbursed DEP $200,000 as an administrative payment.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $329,000 for the Old Riviera Beach property. These amounts have been accrued for in the balance sheet as of August 31, 1995.

Pursuant to the Plan, the Company will sell or lease the two properties and utilize the proceeds to remediate both sites. If funds to clean the sites are not available within twenty-four months from October, 1993, the Company is required to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month; 2) $7,500 per month beginning on the 37th month; and 3) $10,000 per month beginning on the 49th month. This funding will be suspended when total amounts paid reach 125% of the estimated remediation costs. Presently, the Company is negotiating with the DEP to restructure its payments. On April 17, 1995, the Company entered into an agreement to sell the Riviera Beach Facility.

It was originally expected that the sale would be consummated in August or September 1995. The sale price was $850,000, and after payment of existing taxes, brokerage and attorneys' fees, certain moving costs and other expenses, the proceeds were to provide approximately $410,000 to $430,000 for the escrow account to complete groundwater remediation at the Riviera Beach site. If the purchaser was satisfied, the contract called for a closing within 30 days thereafter. The DEP had notified the Company on September 1, 1995 that it would not object to the sale of the facility and on September 29, 1995 had issued a letter to the EPA requesting that the EPA remove the site from the EPA site-screening process for possible National Priority List listing. The Region IV Administrator of the EPA has verbally assured counsel for the Company that the EPA will honor such request. This action by the DEP cleared the way for the completion of the transaction. However on October 2, 1995, just prior to the expiration of the due diligence, the buyer notified the Company that it was no longer able to obtain the required financing and withdrew from the project.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

Accordingly, as a result of the above, the Company's initial accrual for environmental claims was reduced by approximately $777,000 as of August 31, 1993, which amount was included in environmental expenses net of insurance recoveries in the statement of operations for the six months ended August 31, 1993. The Company's current reserve for environmental claims is approximately $1,075,000 as of August 31, 1995.

Amounts expensed for environmental expenses were $00.00 for the six months ended August 31, 1995 as compared with $18,000 for the six months ended August 31, 1994.

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

The Company incurred losses from ongoing operations of $131,000 for the six months ended August 31, 1995 and $244,000 for the fiscal year ended February 28, 1995 and has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations.

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

Pursuant to the Plan, beginning approximately May 1995, the Company is required to make quarterly payments to holders of unsecured claims at the rate of $23,066 per month until $2,825,545 is paid to unsecured creditors. This amount can increase to up to a $35,000 per month cap to the extent certain contested claims are approved and added to the pool of unsecured claims or to the extent the Company defaults on its payment obligations to Ellco. The Company is renegotiating with its unsecured creditors to modify these payment requirements. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in process, the Company has made three of its proposed distributions in the aggregate amount of $21,000 to the unsecured creditors who have accepted payments. These payments cover the period March 1, 1995 through September 30, 1995. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000.

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

The Company had entered into a contract (now cancelled) for the sale of the New Riviera Beach facility on April 17, 1995. Once the New Riviera Beach facility was to have been sold, the proceeds of the sale were to be used as follows: (1) pay for all outstanding real estate taxes; (2) real estate commissions; (3) legal fees; (4) cost of relocating equipment and material currently stored in the facility and (5) cost of environmental assessment and computer modeling demanded by DEP prior to the approval of the sale. All remaining funds (approximately $410,000-$430,000) were to be deposited in the Riviera Beach environmental escrow account. Under the terms of the sales agreement, the buyer was to issue the Company an irrevocable letter of credit for the amount of $50,000 which was to be available for use by the Company for clean-up should clean-up costs exceed $400,000. The Company is required to perform the clean-up with funds available in the escrow account. Should the cost of clean-up exceed the escrowed amount, the Company will be required to pay any additional funds in accordance with the Consent Final Judgment (see Consent Final Judgment included as an exhibit hereto). Following protracted negotiations with the DEP, on September 1, 1995 the Department advised the Company that it would not object to the sale of the facility. Following additional negotiations, on September 29, 1995 the DEP requested that the EPA defer placing the facility on the National Priority List. However, on October 2, 1995, the potential buyer withdrew from the purchased as it was no longer able to obtain financing for the proposed transaction. The property is now, again, listed for sale on the open market.

Also pursuant to the terms of the Plan of Reorganization and Consent Agreement, the Company is required to complete the assessment and remediation of the Port Salerno Facility and the Old Riviera Beach Facilities. The costs of these assessments and remediations, estimated at $1,075,000, will be payable from the proceeds of the sale or lease of these properties. The Company is required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date of the Plan of Reorganization to ensure the remediation of these properties in the event the properties are not sold or leased: (i) year 1 - $60,000; (ii) year 2 - $90,000; (iii) year 3 - $120,000;
and (iv) $120,000 per year thereafter until remediation is

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

completed. In October 1995, the Company entered into negotiations with DEP to modify these payments into the escrow accounts. Any excess of such sale and lease proceeds and such escrows over the cost of assessment and remediation shall be returned to the Company. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and Riviera Beach facilities. For details see the Company's Plan of Reorganization and Consent Final Judgment with the Department of Environmental Protection.

The Company is required to pay an equipment lessor (Ellco) $250,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date in satisfaction of an allowed claim amounting to approximately $1,214,000. These monthly payments escalate from $3,500 to $6,000 during such four-year term. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of August 31, 1995, the Company had paid Ellco $117,500.

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

The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the Internal Revenue Service, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,395,000 (which amount is accrued in the accompanying financial statements) plus interest. The Company is required to make quarterly payments of allowed tax claims to Palm Beach County according to the following schedules: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is required to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. The Company is required to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 for a period beginning in approximately April 1995 and ending approximately January 2001. As the Company seeks to modify the terms of its payments to the IRS, which were set by its Plan of Reorganization, it will have to renegotiate the terms with an IRS field agent. These tax claims do not include an unsecured claim by the State of California for

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

approximately $900,000 for income taxes for years prior to 1982. The Company disputes the extent of the State of California's claim. An objection to the State of California's claim has been filed, following resolution of the IRS claim; this claim can now be resolved. The Company expects that it will be resolved by December 1995 and will be significantly reduced and treated as an unsecured claim. At August 31, 1995 and February 28, 1995, respectively, the Company had cash and cash equivalents of $636,000 and $867,000 (including $461,000 and $394,000 restricted, primarily for rent on its West Palm Beach Facility). The decrease in cash and cash equivalents was due primarily to a slow down in collections of accounts receivable. Accounts receivable were $938,000 and $732,000 at August 31, 1995 and February 28, 1995, respectively. The increase in accounts receivable was due primarily to the aforementioned slow down in collecting and a 3% increase in sales as compared to the previous quarter. At August 31, 1995 and February 28, 1995, the Company's working capital was $1,145,000 and $1,202,000, respectively, and the ratio of current assets to current liabilities was 1.46:1 and 1.49:1, respectively.

The Company used $128,000 of net cash from operating activities during the six months ended August 31, 1995, compared to $147,000 during the six months ended August 31, 1994. This decrease in cash generated from operating activities was primarily due to the Company's increase in accounts receivable and an increase in accumulated net losses.

During the six months ended August 31, 1995, the Company used $63,000 of net cash for investing activities, primarily for additions to property, plant and equipment at the Company's leased facility in West Palm Beach, Florida, compared to $23,000 of net cash for investing activities for the six months ended August 31, 1994. During the six months ended August 31, 1995, the Company used approximately $40,000 of net cash for financing activities, compared to the use of approximately $44,000 of net cash for financing activities during the six months ended August 31, 1994. In addition, the Company has paid a total of $41,075 (including interest) to Ellco, Southeast Leasing Company and MetLife Capital and $18,000 of net cash to pay back its unsecured creditors during the six months ended August 31, 1995. All of these amounts are bankruptcy discharge related obligations.

The Company believes that operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, at the current bookings and sales level the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that, if the volume of product sales continues as presently anticipated and it can restructure its obligations to pre-bankruptcy creditors, the Company will generate sufficient cash from operations. In the event that bookings in the long-term decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

inhibit future growth prospects. In addition, the Company is pursuing additional sources of financing. There is no assurance that financing will be available in amounts or upon terms satisfactory to the Company. Further, in appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS-THREE MONTHS ENDED AUGUST 31, 1995:

Net sales for the three months ended August 31, 1995 decreased 1% to $1,690,000 as compared to $1,705,000 for the three months ended August 31, 1994. The variance in net sales reflects a variance in customer delivery rate requirements. The Company's backlog increased 6.6% for the three months ended August 31, 1995 as compared to 2.8% for the three months ended August 31, 1994. Gross margins decreased from 28% for the three months ended August 31, 1994 to 14% for the three months ended August 31, 1995 primarily due to 20% lower per unit sales prices as compared to the previous period combined with higher materials costs and lower than expected yields due to the requirement for more complex products.

Selling, general and administrative expenses decreased from $464,000 for the three months ended August 31, 1994 to $283,000 for the three months ended August 31, 1995. The decrease was due primarily to a reversal of $60,000 for personal property taxes and decreases in commissions, legal and professional fees, bad debt expense and recruiting and relocation costs.

The Company recorded net other expense of $14,000 for the three months ended August 31, 1995 versus net other expense of $27,000 for the three months ended August 31, 1994. The variance was due primarily to a decrease in other expense of $7,000, a decrease in Chapter 11 expenses of $17,000, an increase in other income of $13,000 offset by an increase in interest expense of $20,000.

Due primarily to the Company's net revenue being lower than the sum of its fixed and variable expenses as a result of lower average sales prices and lower than expected yields, the Company realized an operating loss of $41,000 for the three months ended August 31, 1995 versus operating income of $18,000 for the three months ended August 31, 1994. The Company incurred a net loss of $55,000 for the quarter ended August 31, 1995 compared to a net loss of $9,000 for the three months ended August 31, 1994.

RESULTS OF OPERATIONS - SIX MONTHS ENDED AUGUST 31, 1995

Net sales for the six months ended August 31, 1995 increased 4% to $3,330,000 as compared to $3,215,000 for the six months ended August 31, 1994. The Company's backlog increased 15.4% for the six months ended August 31, 1995 as compared to 25% for the six months ended August 31, 1994. Gross margins decreased from 23% for the six months ended August 31, 1994 to 14% for the six months ended August 31, 1994 to 15% for the six months ended August 31, 1995 due to a 20% lower per unit sales price as compared to the previous period combined with higher material costs and lower than expected yields due to higher complexity of products being manufactured.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Selling, general and administrative expenses decreased from $745,000 for the six months ended August 31, 1994 to $630,000 for the six months ended August 31, 1995. The decrease was due to decreases in commissions, travel, public relations, professional fees, and relocation and recruiting expenses.

The Company recorded net other expense of $31,000 for the six months ended August 31, 1995 versus net other expense of $64,000 for the six months ended August 31, 1994. The variance was due primarily to an increase of $18,000 of other income, decreases of $14,000 and $18,000 in Chapter 11 expense and other expense, respectively, offset by a $17,000 increase in interest expense.

Due primarily to the Company's net revenue being lower than the sum of its fixed and variable expenses, as a result of lower average sales prices and lower than expected yields, the Company realized an operating loss of $131,000 for the six months ended August 31, 1995 compared to an operating loss of $7,000 for the six months ended August 31, 1994 and a net loss of $162,000 for the six months ended August 31, 1995 compared to a net loss of $71,000 for the six months ended August 31, 1994.

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

RESOLUTION TRUST CORPORATION (COMPANY'S LANDLORD)

On June, 1995, the Company filed a Motion in Federal Court to compel RTC for specific performance for the repair of the roof and HVAC system and for damages. Mandatory mediation failed and a trial date of December 4, 1995 was set. As the Company segregated funds to pay for rent and has a written consent of the landlord's agent (Tecton) to withhold rent payments until the roof and HVAC system are replaced or repaired, no adverse result to the Company is expected.

ITEM 2.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

See Part 1.

                           PART II - OTHER INFORMATION

                                   (CONTINUED)

ITEMS 4-5.

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended August 31, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

                                            SOLITRON DEVICES, INC.

                                            /s/ SHEVACH SARAF
                                            ------------------------------------
                                            SHEVACH SARAF
                                            CHAIRMAN, CEO & PRESIDENT

Dated: October 18, 1995