Form 10QSB
period 1995-11-30
SOLITRON DEVICES INC
filed 1996-02-13
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to _________

                       Commission file number         1-4978

                             SOLITRON DEVICES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                    22-1684144
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

              3301 ELECTRONICS WAY, WEST PALM BEACH, FLORIDA 33407
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 848-4311
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,879,093 Note: Additional shares are issuable by the Company without further consideration pursuant to the Company's Plan of Reorganization. Note: Reflects the 1-for-10 reverse split effected October 12, 1993.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:  Pages 4 - 18

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 19 - 26

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 -  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

               Condensed Consolidated Balance Sheet -- November 30, 1995

               Condensed Consolidated Statements of Operations --
               Three And Nine Months Ended November 30, 1995 and 1994

               Condensed Consolidated Statements of Cash Flows --
               Nine Months Ended November 30, 1995 and 1994

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                    NOVEMBER 30, 1995
                                                       (UNAUDITED)
                                                       -----------
Current Assets:
    Cash*                                                $  779
    Accounts receivable, less allowance
        for doubtful accounts of $35                        880
    Inventories                                           1,938
    Prepaid expenses and other current assets                76
    Due from S/V Microwave Products, Inc.                   274
                                                        -------
         Total current assets                             3,947

Property, plant and equipment, net                          805
Non-operating plant facilities                            1,745
Due from S/V Microwave Products, Inc.                       184
Other assets                                                 93
                                                       --------
                                                         $6,774
                                                       ========

*Including $548,000 reserved for rent as disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         NOVEMBER 30, 1995
                                                            (UNAUDITED)
                                                            -----------
Current liabilities:
    Current maturities of long-term debt                     $      58
    Accounts payable - post-petition                               683
    Current portion of accounts payable - pre-petition             289
    Accrued expenses                                             1,775
    Accrued Chapter 11 administrative expenses                      72
                                                              --------
      Total current liabilities                                  2,877
                                                              --------

Long-term debt, less current maturities                             64
                                                              --------

Other long-term liabilities                                      3,613
                                                              --------

Stockholders' Equity
    Preferred stock, $.01 par value,
      authorized 500,000 shares                                      -
    Common stock $.01 par value,
      authorized 10,000,000 shares,
      issued and outstanding 1,880,000                              19
    Additional paid-in capital                                   2,620
    Deficit                                                     (2,415)
                                                              --------
                                                                   224
                                                              --------
                                                              $  6,774
                                                              ========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                  NOVEMBER 30,              NOVEMBER 30,
                               1995         1994         1995         1994
                            ----------------------    ----------------------

NET SALES                     $1,747       $1,541       $5,077       $4,755
  Cost of sales                1,479        1,304        4,310        3,780
                            ---------    ---------    ---------    ---------

  Gross Profit                   268          237          767          975
  Selling, general and
   administrative expenses       327          358          957        1,103
                            ---------    ---------    ---------    ---------

    Operating (loss) income      (59)        (121)        (190)        (128)
                            ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
  Other Income                     7            7           36           17
  Interest expense               (40)         (40)         (94)         (77)
  Chapter 11 expenses              -          (11)           -          (25)
  Other                           (6)         (13)         (11)         (36)
                            ---------    ---------    ---------    ---------
    Net other expense            (39)         (57)         (70)        (121)
                            ---------    ---------    ---------    ---------
    Net loss                  $  (97)      $ (178)      $ (260)      $ (249)
                            =========    =========    =========    =========

LOSS PER SHARE:               $ (.05)      $ (.09)      $ (.12)      $ (.12)
                            =========    =========    =========    =========



WEIGHTED AVERAGE SHARES
 OUTSTANDING               2,082,000    2,082,000    2,082,000    2,082,000
                           ---------    ---------    ---------    ---------

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED NOVEMBER 30,
                                                      ------------------------------
                                                              1995        1994
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(260)       $(249)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization                         179          233
          Provision for doubtful accounts                        (3)         (10)
          Gain on disposal of assets                            (13)          --
          (Increase) decrease in account receivable            (145)         108
          (Increase) decrease in inventories                   (127)         (91)
          Decrease in prepaid expenses and
             other current assets                               (26)         (10)
          Increase in due from S/V Microwave Products, Inc.     (97)         (54)
          Decrease in other assets                               (4)          11
          Increase (decrease) in accounts payable               466          (42)
          Increase in current portion of
             accounts payable-pre-petition                       12           --
          Increase (decrease) in accrued expenses
             and other liabilities                              (28)          87
          Decrease in accrued Chapter 11
             administrative expenses                            (48)         (55)
          Increase in other long-term liabilities               149           --
                                                              -----        -----

             Total adjustments                                  315          177
                                                              -----        -----
             Net cash used in operating activities               55          (72)
                                                              -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the disposal of assets                         13           --
    Additions to property, plant and equipment                 (106)         (28)
                                                              -----        -----
                 Net cash used in investing activities          (93)         (28)
                                                              -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital leases                                  (50)         (70)
                                                              -----        -----
                  Net cash used in financing activities         (50)         (70)
                                                              -----        -----

NET DECREASE IN CASH                                            (88)        (170)


                                   (Continued)

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                   (CONTINUED)

                                                      NINE MONTHS ENDED NOVEMBER 30,
                                                      ------------------------------
                                                              1995        1994
                                                              ----        ----
CASH AT BEGINNING OF PERIOD                                      867         897
                                                             -------     -------
CASH AT END OF PERIOD                                        $   779     $   727
                                                             =======     =======

Supplemental cash flow disclosure:

Interest paid during the nine months ended November 30, 1995 and 1994 was approximately $11,000 and $36,000 respectively.


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

The information contained in this Form 10-QSB should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1995 and the Company's Quarterly Reports for the quarters ended May 31, 1995 and August 31, 1995.

The results of operations for the nine month period ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

         (a) On February 28, 1993, pursuant to a Purchase Agreement, dated October 5, 1992, as amended (the "S/V Microwave Products, Inc. Purchase Agreement"), (formerly known as Vector) the Company transferred to S/V Microwave Products, Inc. (the successor in interest to the Company's former primary lender, First Union National Bank ("First Union")) substantially all of the assets, other than real estate, comprising the Company's Microwave Division and certain related liabilities. Pursuant to the terms of the S/V Microwave Products, Inc. Purchase Agreement: (i) S/V Microwave Products, Inc. subleases approximately 30% of the Company's facilities in West Palm Beach, Florida, for a period ending December 31, 2001 at an annual rate that escalates from approximately $50,000 during the first year to approximately $80,000 in the last four years, with aggregate remaining payments of approximately $513,000 (the "Sublease"); (ii) the Company assigned to S/V Microwave Products, Inc. insurance proceeds of approximately $5.4 million from National Union Fire Insurance Company stemming from a 1991 fire in the Company's hybrid department; (iii) the Company and S/V Microwave Products, Inc. entered into mutual non-competition agreements for a period of five years, pursuant to which neither will compete in the United States with respect to the types of

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

products produced by the other as of the date of the S/V Microwave Products, Inc. Purchase Agreement; (iv) the Company entered into a Shared Services and Equipment Agreement (the "Shared Services Agreement") with S/V Microwave Products, Inc., pursuant to which it is estimated that S/V Microwave Products, Inc. will pay Solitron approximately $55,000 per year for eight years in exchange for, among other things, the Company's (a) allowing S/V Microwave Products, Inc. to use certain of the Company's equipment, (b) providing to S/V Microwave Products, Inc. certain janitorial and other services and (c) agreeing to share certain of its computer equipment with S/V Microwave Products, Inc. through August, 1994; and (v) S/V Microwave Products, Inc. will reimburse or pay the Company (in pro rata quarterly installments through approximately the end of 1998) an aggregate of approximately $210,000 in personal property taxes paid by the Company on the assets transferred to S/V Microwave Products, Inc.. As of February 6, 1996, S/V Microwave Products, Inc. had paid approximately $68,261 of these taxes. The Company was engaged in a dispute with its landlord regarding the landlord's alleged breach of the Company's lease for its West Palm Beach facility and the Company's related retainage and segregation of rent of approximately $348,000 for the period March 1, 1993 to November 30, 1995 in rent payments (See "Item 2 - Properties"). The Company settled its dispute with the RTC out of court on December 15, 1995. Under the terms of the settlement, the Company and S/V Microwave Products, Inc. paid the RTC $325,000 in complete settlement of all the then outstanding rent. The Company has expended approximately $139,000 in legal expenses before settlement has been reached. As a result of the settlement with the RTC, the Company netted a reduction in rent of approximately $239,000 ($563,066 was Solitron's share of back rent less $185,000 it paid in settlement less approximately $138,845 expended for legal and professional fees). In December a reclassification was made from operating expenses to other expenses of approximately $104,000 for the current year expenses pertaining to the RTC claim; and an extraordinary gain of approximately $274,000 was recorded due to the settlement.

         (b) The Company has or will issue to certain pre-petition creditors that number of shares of Solitron's common stock, par value $.01 per share (the "Common Stock"), equal to 65% (approximately 1,424,504 shares) of the issued and outstanding shares after all issuances contemplated by the Plan of Reorganization (other than the shares issuable pursuant to the exercise of stock options granted to Shevach Saraf, the Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company, as described below). Of this 65%, 40% (approximately 876,618 shares) have been or will be issued to holders of unsecured claims (pro rata) and 25% (approximately 547,886 shares) have been or will be issued to S/V Microwave Products, Inc.. As of May 31, 1995, 673,743 shares of the 876,618 which are to be issued have been issued to holders of unsecured claims and 547,886 shares have been issued to S/V Microwave Products, Inc. participants and their successors (See Management Discussion and Analysis). Of the remainder, approximately 114,137 shares are held in reserve for Ellco should the Company default on its payments to Ellco as specified in the Plan and as more particularly described below in sub-section (e) and approximately 88,738 shares which were held back until resolution of the State of California claim as described in subsection (j) below will be issued in March 1996 following resolution of same. Now that the State of California claim has been settled, the Company expects these shares (88,738) to be issed in March or April 1996. The Common Stock issued to the remaining S/V Microwave Products, Inc. participants and holders of unsecured claims must be voted by them in accordance with the recommendation of the

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

Company's Board of Directors and in general, the holders of such Common Stock have agreed pursuant to the Plan of Reorganization (other than those share issuable upon the exercise by Mr. Saraf of such options), will represent 20% (approximately 438,309 shares) of the issued and outstanding Common Stock. Of the remaining 15%, 10% (approximately 219,155 shares) have already been issued to Mr. Saraf, and 55 (approximately 109,578 shares) are reserved for future issuance pursuant to employee stock incentive plans or programs. Additionally, Mr. Saraf has been issued options to purchase an additional 8% of the issued and outstanding Common Stock after giving effect to the foregoing issuances. The Company intends to issue the remainder of the Common Stock issuable pursuant to the Plan of Reorganization to unsecured creditors as soon as the number of shares issuable can be calculated. The Company has issued the balance of the Common Stock issuable to S/V Microwave Products, Inc. and Mr. Saraf.

         (c) Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in progress, the Company made four of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors in the aggregate amount of approximately $25,196 covered the period March 1, 1995 through December 31, 1995 of approximatelY $204,437 as required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim (as described below in (j), and the Company's acquisition of the unsecured claim of Argo Partners, Inc. (as described below in (o), it is presently estimated that there are an aggregate of approximately $7,155,252 unsecured claims, and, accordingly, that the Company is required to pay approximately $2,504,338 (i.e., 35% of $7,155,252) to holders of allowed unsecured claims in quarterly installments of approximately $61,331. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000. These payments and the aggregate amounts thereof would also increase proportionately in the event of a default by the Company in its obligations to Ellco Leasing Corporation ("Ellco"), as described in (e) below.

         (d) In March 1995, the Company entered into negotiations with its unsecured creditors, the IRS, Martin County and Palm Beach County in order to modify the schedule of payments as prescribed by its Plan of Reorganization. There can be no assurance that these negotiations will be successful.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

      (e) The Company is required to pay to Ellco $250,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date. Approximately $127,000 of such $250,000 had been paid as of November 30, 1995. Ellco has been granted a security interest in certain of the Company's equipment to secure such obligations. In a subsequent agreement between the parties, Solitron agreed to pay Ellco an additional $5,000 which will be added to the end of the payment due Ellco. The $5,000 will not bear interest. Ellco is required to release its liens on certain of the Company's assets as the above-referenced payments are made. In the event of any default on any of such payments which remains uncured after seven days' notice, Ellco would have a claim as an unsecured creditor in the amount of the deficiency (the balance between the original claim less the principal amount paid) and the Company would make monthly payments to Ellco until an aggregate of 35% of the deficiency amount was paid to Ellco. Additionally, from the time of default, Ellco would be entitled to receive a pro rata portion of the Profit Participation (as defined in (g) below) payable to unsecured creditors. However, no retroactive payments would be made to Ellco. In the event of such a default, however, Ellco would also receive a pro rata share of the Common Stock issuable to unsecured creditors. Approximately 115,000 shares of the Common Stock will be held by the Company in trust for Ellco. If no such default occurs, such Common Stock would be issued pro rata to the unsecured creditors.

      (f) The Company received releases of substantially all liens on its assets and properties existing as of the Effective Date. However, in accordance with the Plan of Reorganization, Ellco, Southeast Bank Leasing Company, Greyhound Financial Corporation and MetLife Capital Corporation have been granted liens on certain of the Company's equipment and the holders of pre-petition unsecured claims shall be granted a lien on all of the Company's equipment to secure the payments described in (c) above and in (g) below. As of November 30, 1995, the Company has paid off all its obligations to Southeast Bank Leasing Company, Greyhound Financial Corporation and MetLife Capital Corporation.

      (g) Beginning on the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of the holders of unsecured claims (pro rata) and S/V Microwave Products, Inc. participants and their successors, 5% of its net after tax income until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to S/V Microwave Products, Inc. participants and their successors (the "Profit Participation").

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

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

          (i) Following the Effective Date and consistent with its agreement with the State of Florida Department of Environmental Protection (the "DEP"), the Company has begun to perform environmental assessments and is required to remediate the Old Riviera Beach Facility and the Port Salerno Facility in accordance with the terms of the Consent Final Judgment, entered in October, 1993 (the "Consent Final Judgment"). The foregoing stems from the environmental contamination of certain of Solitron's properties. The monies to be utilized to fund these assessments and remediations will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan of Reorganization, unless approved by the DEP, neither the Old Riviera Beach Facility nor the Port Salerno Facility will be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its then appraised value or
(ii) the estimated cost of its remediation. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date: (i) year 1 - $5,000 per month; (ii) year 2- $7,500 per month; (iii) year 3 - $10,000 per month; and
(iv) $10,000 per month thereafter until remediation is completed. In September 1995, the Company notified the DEP that it is unable to meet its original obligation of making monthly deposits of $5,000 into escrow and proposed that it would make payment of $1,000 per month. The DEP advised the Company that it cannot agree to such a change but that it would not seek enforcement. As of January 31, 1996, the Company deposited $4,000 (out of $20,000) in the environmental escrow account. Additionally, $42,000 in proceeds from an insurance settlement were released from escrow and a portion of these funds have been utilized to investigate the extent to which the soil at the Old Riviera Beach Facility requires remediation. Final determination has been made that the soil at the Old Riviera Beach facility needs no further remediation. The remainder of such $42,000 was used to investigate the extent to which the soil at the Port Salerno Facility requires remediation. Final determination has been made, that the soil at Port Salerno requires no remediation. Any excess of such sale and lease proceeds over the cost of assessment and remediation will be returned to the Company. The Company's financial statements reflect liabilities of $1,074,000 relating to the foregoing assessment and remediation obligations. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of remediation will not exceed

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

such amount. In the event that the Company defaults under the Consent Final Judgment, the DEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction. See "Environmental Matters," below, for a further discussion of environmental matters. For a more definitive description of environmental matters pertaining to the Old Riviera Beach facility and the Port Salerno facility, please refer to the Consent Final Judgment.

         (j) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,395,000 (which amount is accrued in the consolidated financial statements), plus interest (with interest balance is $1,697,626). The Company was required to begin making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule:
$37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. As of January 31, 1996, the Company had paid approximately $154,979 of the $259,000 due Palm Beach County. The Company is negotiating with Palm Beach County on restructuring of the stream of payments. The Company has entered into an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. As of January 31, 1996, the Company had paid approximately $7,957 of the $24,000 due Martin County. The Company is negotiating with Martin County to modify the payment plan. During January 1995, the amount of allowed tax claims payable to the IRS was determined to be $401,000 (balance with interest was $401,110 as of November 30, 1995). The Company was expected to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 for a period beginning in April 1995 and ending in approximately January 2001. As the Company seeks to modify the terms of its payments to the IRS, which were set by its Plan of Reorganization, it will have to renegotiate the terms with an IRS field agent. To date, the Company has made no payments to the IRS.

                  These tax claims do not include an unsecured claim by the State of California for approximately $680,000 for income taxes for years prior to 1982. Solitron disputed the extent of the State of California's claim. An objection to the State of California's claim has been filed. Based on the results of the IRS appeal, the State of California tax claim has been reduced to approximately $694,834. This reduction was approved by the bankruptcy court on December 26, 1995 and is being treated as an unsecured claim.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         (l) Solitron rejected substantially all of its pre-petition executory contracts (including its outstanding stock option agreements except those with Shevach Saraf, Solitron's Chairman of the Board, Chief Executive Officer, President and Treasurer), except for certain contracts with distributors, sales representatives, lessors of equipment, customers, suppliers and the lessor of its West Palm Beach, Florida facility, and the Sublease with S/V Microwave Products, Inc., the Shared Services Agreement with S/V Microwave Products, Inc. and the Employment Agreement with Mr. Saraf.

         (m) All of the members of Solitron's Board of Directors, other than Shevach Saraf, resigned as of August 30, 1993. Two additional new directors were appointed in August, 1993, and an additional three directors were appointed in September, 1993. Robert P. Adler, a director appointed in September, 1993, resigned in October, 1993 and Samuel B. Robinson, a director appointed in September, 1993 resigned on April 3, 1994 and Peter Chiasson appointed in September 1993, resigned on November 7, 1994. On January 17, 1996 Mr. Robert P. Perfetto, a Director appointed in September 1993, resigned from the Board of Directors. On January 22, 1996 Mr. Anthony Parillo, Jr., a director appointed in September 1993, resigned from the Board of Directors.

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

         (o) On December 15, 1995, the Company has entered into agreement to acquire Argo Partners, Inc.'s unsecured debt obligation of $694,834 for $40,000. Prior to this acquisition, Argo Partners received payment of approximately $1,297 from the Company as part of several distributions to unsecured creditors. The Company recorded an extraordinary gain of $98,740 as a result of this transaction.

3.       INVENTORIES:

Inventory consists of the following
(in thousands):
                                                           NOVEMBER 30, 1995
                                                           -----------------
                  Raw materials                                  $1,026
                  Work-in-process                                   912
                                                                 ------
                                                                 $1,938
                                                                 ======

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.       LONG-TERM DEBT:

Long-term debt consists of the following:
         (in thousands):

                                                              NOVEMBER 30, 1995
                                                              -----------------
         6% equipment finance
           agreement due in monthly
           installments with scheduled
           maturities through August 1997                            $  123

Less:      Current maturities                                           (59)
                                                                     ------

Net balance                                                          $   64
                                                                     ======



5.       OTHER LONG-TERM LIABILITIES:

Other long-term liabilities consist of the following:
         (in thousands):

                                                              NOVEMBER 30, 1995
                                                              -----------------
Accrued Environmental Expenses                                      $ 1,005
Accounts Payable - Pre-petition                                       1,317
IRS Tax Claim                                                           318
County Property Tax Payable                                             968
                                                                    -------
                                                                    $ 3,608
                                                                    =======

6.       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Included in selling, general and administrative expenses for the nine months ended November 30, 1994 is a reversal of $73,000 which was accrued at February 28, 1994 for real estate taxes on the New Riviera Beach facility. On June 24, 1994, the Bankruptcy Court denied First Union's motion to compel and accordingly the Company will not have any obligation to pay the property taxes.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

Based upon a tentative settlement with the City of Riviera Beach (the "City"), a penalty assessed by DEP and remediation costs estimated by environmental consultants and management, the Company initially accrued $2,331,000 for environmental costs as of February 28, 1989. On March 9, 1990, the Company reached a final settlement with the City which provided, among other things, for the payment to the City of $700,000 plus interest at 8.5%, payable in quarterly installments through 1995 and the payment of $171,000 in penalties to DEP plus interest at 8.5% payable annually through 1995. At November 30, 1993, the Company owed the City and DEP $583,000 and $103,000, respectively, on its obligations under this agreement. The Plan provides a plan for the future remediation of the Old Riviera Beach location and the Port Salerno location. The Plan provides for, among other things, the following: (1) the Company reimburse DEP $200,000 for providing water lines to serve properties affected by the groundwater contamination from the Port Salerno site. This amount was paid as an administrative expense during the year ended February 28, 1993; (2) remediate site soils and groundwater at the Port Salerno location; (3) remediate groundwater contamination at the Old Riviera Beach property and 4) pay a final judgment of $103,000 to DEP representing the balance of penalties owed at November 30, 1993 as a result of the March 9, 1990 agreement. This amount was included in amounts payable to unsecured creditors and accordingly, is subject to the same payment terms and conditions as the Company's general unsecured creditors. Final determination has been made that the soil at the Port Salerno Facility needs no further remediation. Final determination was made that no soil remediation is required at Riviera Beach Facility. Additionally, the Company's $583,000 obligation to the City was classified as an unsecured claim at August 31, 1993 pursuant to the provisions of the Plan and reimbursed DEP $200,000 as an administrative payment.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $329,000 for the Old Riviera Beach property. These amounts have been accrued for in the balance sheet as of November 30, 1995.

Pursuant to the Plan, the Company will sell or lease the two properties and utilize the proceeds to remediate both sites. If funds to clean the sites are not available within twenty-four months from October, 1993, the Company is required to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month; 2) $7,500 per month beginning on the 37th month; and 3) $10,000 per month beginning on the 49th month. This funding will be suspended when total amounts paid reach 125% of the estimated remediation costs. In September 1995, the Company notified the DEP that it is unable to meet its original obligation of making monthly deposits of $5,000 and proposed that it would make payments of $1,000 per month. The DEP advised the Company that it cannot agree to such a change but that it would not seek enforcement. As of January 31, 1996, the Company deposited $4,000 (out of $20,000 due) in the escrow accounts. On April 17, 1995, the Company entered into an agreement to sell the Riviera Beach Facility.

It was originally expected that the sale would be consummated in August or September 1995. The sale price was $850,000, and after payment of existing taxes, brokerage and attorneys' fees, certain moving costs and other expenses, the proceeds were to provide approximately $410,000 to $430,000 for the escrow account to complete groundwater remediation at the Riviera Beach site. . If the purchaser was satisfied, the contract called for a closing within 30 days thereafter. The DEP had notified the Company on September 1, 1995 that it would not object to the sale of the facility and on September 29, 1995 had issued a letter to the EPA requesting that the EPA remove the site from the EPA site-screening process for possible National Priority List listing. The Region IV Administrator of the EPA has verbally assured counsel for the Company that the EPA will honor such request. This action by the DEP cleared the way for the completion of the transaction. However on October 2, 1995, just prior to the expiration of the due diligence, the buyer notified the Company that it was no longer able to obtain the required financing and withdrew from the project.

The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate did not properly file a claim in the bankruptcy case and there is some questions as to whether service of notice was defective. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for the sum of $10,000, to be paid as other unsecured creditor claims are being paid. The estate declined the Company's offer. The Company and its counsel believe that the Court will treat the

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

estate in the same manner as other properties in the area were treated which is the same as the Company proposed.

The Company's payment of $200,000 to extend the large main public water line to the neighborhood and to extend smaller individual distribution lines to affected properties with private wells was the principal cost for water service to the area. In the event that other private wells are impacted in the future in excess of regulatory levels, the Company might be obligated to extend small, individual distribution lines to serve the affected properties. However, the recent re-testing private wells by the Martin County Health Department did not reveal additional wells to be so impacted and the State Department of Environmental Protection has not required further properties to be provided with pubic water supply. There is the potential for the required extension in the future but the State Department of Environmental Protection has acknowledged that source removal from soils and pond sediments has been completed. As the facility has not been in use since 1988, the Company believes the likelihood of additional extensions to be minimal and the cost of any such extensions if required in the future to also be minimal.

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

Accordingly, as a result of the above, the Company's initial accrual for environmental claims was reduced by approximately $777,000 as of August 31, 1993, which amount was included in environmental expenses net of insurance recoveries in the statement of operations for the six months ended November 30, 1993. The Company's current reserve for environmental claims is $1,073,539 as of November 30, 1995.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Amounts expensed for environmental expenses were $00.00 for the nine months ended November 30, 1995 as compared with $20,000 for the nine months ended November 30, 1994.

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

The Company incurred losses from ongoing operations of approximately $260,000 for the nine months ended November 30, 1995 and $244,000 for the fiscal year ended February 28, 1995 and has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations.

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

Pursuant to the Plan, beginning approximately May 1995, and following the settlement with the State of California and the acquisition of the unsecured claim of Argo Partners, Inc., the Company was required to make quarterly payments to holders of unsecured claims at the rate of $20,444 per month until approximately $2,504,338 is paid to unsecured creditors. This amount can increase up to a $35,000 per month cap to the extent the Company defaults on its payment obligations to Ellco. The amount increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims. The Company is renegotiating with its unsecured creditors to modify these payment requirements. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in process, the Company has made four of its proposed distributions in the aggregate amount of approximately $25,196 to the unsecured creditors who have accepted payments. These payments cover the period March 1, 1995 through November 30, 1995. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate did not properly file a claim in the bankruptcy case and there is some question as to whether service of notice was defective. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for the sum of $10,000, to be paid as other unsecured creditor claims are being paid. The estate decline the Company's offer. The Company and its counsel believe that the bankruptcy court is likely to treat the estate in the same manner as other properties in the area were treated which is what the Company proposed. During the fiscal year, the Company's environmental legal counsel received a request for information from the Environmental Protection Agency the ("EPA") which is reassessing all prior Comprehensive Environmental Response, Compensation and Liability Information System sites for National Priority Ranking using the newly adopted ranking formula. The Company's facilities at Riviera Beach and Port Salerno are the subject of such reassessment. The Company and its environmental counsel do not consider it probable that either the Company's Riviera Beach or Port Salerno facilities will be added to the national priority list under the federal superfund law. The Company's former facility in Jupiter, Florida (which was sold in 1982) has been the subject of a preliminary assessment by the EPA. The EPA has requested site access from the current owner. The Company's environmental legal counsel has no information concerning the Jupiter facility nor has the Company received any request for information. The Company and its environmental legal counsel cannot assess at this time what the impact of the EPA study will be, if any, on the Company's liability nor when the EPA will complete its study. For a further description of the Company's significant environmental problems, refer to Note 1 of the accompanying Condensed Consolidated Financial Statements.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Also pursuant to the terms of the Plan of Reorganization and Consent Agreement, the Company is required to complete the assessment and remediation of the Port Salerno Facility and the Old Riviera Beach Facilities. The costs of these assessments and remediations, estimated at $1,075,000, will be payable from the proceeds of the sale or lease of these properties. The Company is required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date of the Plan of Reorganization to ensure the remediation of these properties in the event the properties are not sold or leased: (i) year 1 - $60,000; (ii) year 2 - $90,000; (iii) year 3 - $120,000;
and (iv) $120,000 per year thereafter until remediation is completed. In October 1995, the Company entered into negotiations with DEP to modify these payments into the escrow accounts. Any excess of such sale and lease proceeds and such escrows over the cost of assessment and remediation shall be returned to the Company. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and Riviera Beach facilities. For details see the Company's Plan of Reorganization and Consent Final Judgment with the Department of Environmental Protection.

The Company is required to pay an equipment lessor (Ellco) $250,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date in satisfaction of an allowed claim amounting to approximately $1,214,000. These monthly payments escalate from $3,500 to $6,000 during such four-year term. In a subsequent agreement between the parties, Solitron agreed to pay Ellco an additional $5,000 which will be added to the end of the payments due Ellco. The $5,000 will not bear interest. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less principal payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of November 30, 1995, the Company had paid Ellco $127,000.

Pursuant to the Plan of Reorganization, beginning on the date the Company's net after tax income exceeds $500,000, the Company will be required to pay certain pre-petition creditors 10% of net after tax income until the tenth anniversary of the Effective Date, up to a maximum aggregate of $3,000,000 in such payments. Further, the Company's lease payments (less sublease payments from S/V Microwave Products, Inc.) for its facilities in West Palm Beach, Florida will increase each year from approximately $117,000 during the current fiscal year in accordance with specified cost of living increases (which shall be no less than 3% nor more than 5% per year).

The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the Internal Revenue Service, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,395,000 (which amount is accrued in the accompanying financial statements) plus interest. The Company is required to make quarterly payments of allowed tax claims to Palm Beach County according to the following schedules: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. As of

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

January 31, 1996, the Company had paid approximately $154,978 of the $259,000 due Palm Beach County to date. The Company is required to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. As of January 31, 1996, the Company had paid approximately $7,957 of the $24,000 due Martin County to date. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. The Company is required to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 for a period beginning in approximately April 1995 and ending approximately January 2001. As of this date, the Company has made no payments to the IRS. As the Company seeks to modify the terms of its payments to the IRS, which were set by its Plan of Reorganization, it will have to renegotiate the terms with an IRS field agent. These tax claims do not include an unsecured claim by the State of California for approximately $680,179.35 for income taxes for years prior to 1982. The California tax claim, which is being treated as an unsecured claim, has been allowed by the bankruptcy court at $680,179.35 on December 26, 1995.

On November 30, 1995 and February 28, 1995, respectively, the Company had cash and cash equivalents of $779,000 and $867,000 (including $548,000 and $388,000 restricted, primarily for rent on its West Palm Beach Facility). The decrease in cash and cash equivalents was due primarily to a slow down in collections of accounts receivable. Accounts receivable were $880,000 and $732,000 at November 30, 1995 and February 28, 1995, respectively. The increase in accounts receivable was due primarily to the aforementioned slow down in collecting and a 5% increase in sales as compared to previous two quarters. At November 30, 1995 and February 28, 1995, the Company's working capital was $1,070,307 and $1,202,000, respectively, and the ratio of current assets to current liabilities was 1.37:2 and 1.49:1, respectively. As disclosed, this reduction is a reflection of payments of pre-bankruptcy obligations and losses the Company suffered.

The Company used $88,000 of net cash during the nine months ended November 30, 1995, compared to $170,000 during the nine months ended November 30, 1994. This decrease in cash was primarily due to the Company's increase in accumulated net losses, an increase in investment activities and decreases in operating and financial activities.

During the nine months ended November 30, 1995, the Company generated $55,000 of net cash from operating activities compared to ($72,000) used for the period of nine months ended November 30, 1994. This was due to major increases in both short-term and long-term liabilities which were mostly offset by decreases in other working capital items and depreciation. During the nine months ended November 30, 1995, the Company used $93,000 of net cash for investing activities, primarily for additions to property, plant and equipment at the Company's leased facility in West Palm Beach, Florida, compared to $28,000 of net cash for investing activities for the nine months ended November 30, 1994. During the nine months ended November 30, 1995,

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

the Company used approximately $50,000 of net cash for financing activities, compared to the use of approximately $70,000 of net cash for financing activities during the nine months ended November 30, 1994. Included in the above, the Company has paid a total of $57,798 (including interest) to Ellco, Southeast Leasing Company and MetLife Capital and $18,041 of net cash topay back its unsecured creditors during the nine months ended November 30, 1995. All of these amounts are bankruptcy discharge related obligations.

In January 1996, the Company implemented a plan to reduce its size and thereby was able to further reduce its cost of operations within certain limitations. This course of action is designed to improve the cash flow position of the Company.

Based upon (i) management's best information as to current national defense priorities and future programs, as well as management's expectations as to future defense spending; (ii) market trends signaling an end/decline in price erosion; and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that its operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, at the current bookings, price, profit margins and sales level the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that, if the volume of product sales continues as presently anticipated and it can restructure its obligations to pre-bankruptcy creditors, the Company will generate sufficient cash from operations. In the event that bookings in the long-term decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In addition, the Company is pursuing additional sources of financing. There is no assurance that financing will be available in amounts or upon terms satisfactory to the Company. Further, in appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

INFLATION:

The rate of inflation has not had a material effect on the Company's revenues and costs and expenses, and it is not anticipated that inflation will have a material effect on the Company in the near future. However, world wide shortage in polysilicon raw wafer fabrication capacity (especially 3" wafers used by the Company) resulted in spotted higher prices for some raw

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

materials and components used by the company. These higher material prices and shortages have some effect on the Company's revenue, costs and expenses. However, it is not anticipated that they will have severe impact on the Company in the near future.

RESULTS OF OPERATIONS-THREE MONTHS ENDED NOVEMBER 30, 1995:

Net sales for the three months ended November 30, 1995 increased 13% to $1,747,000 as compared to $1,541,000 for the three months ended November 30, 1994. The variance in net sales reflects an increase in customer delivery rate requirements. The Company's backlog increased .3% for the three months ended November 30, 1995 as compared to an increase of 12.2% for the three months ended November 30, 1994. Gross margins decreased from 15.4% for the three months ended November 30, 1994 to 15.3% for the three months ended November 30, 1995 as compared to the previous period combined with significantly higher materials costs and slightly higher yields.

During the three months ending November 30, 1995, the Company shipped 1,112,665 units as compared with 801,647 units shipped during the three months ending November 30, 1994. Selling, general and administrative expenses decreased from $358,000 for the three months ended November 30, 1994 to $327,000 for the three months ended November 30, 1995. During the three months ending November 30, 1995 selling, general and administrative expenses as a percentage of sales was 18.71% as compared with 23.23% for the three months ending November 30, 1994. The decrease was due primarily to decreases in commissions, legal and professional fees, bad debt expense and recruiting and relocation costs.

The Company recorded net other expense of $39,000 for the three months ended November 30, 1995 versus net other expense of $57,000 for the three months ended November 30, 1994. The variance was due primarily to a decrease in other expense of $7,000, and a decrease in Chapter 11 expenses of $11,000. The Company recorded legal expenses of approximately $53,000, which was directly associated with its currently settled lawsuit to compel its landlord (RTC) to repair the roof and HVAC system in the building the Company leases. These unusual expenses represent nearly 50% of the loss for the three months ended November 30, 1995.

Due primarily to the Company's net revenue being lower than the sum of its fixed and variable expenses as a result of lower average sales prices and lower than expected yields, the Company realized an operating loss of $59,000 for the three months ended November 30, 1995 versus operating loss of $121,000 for the three months ended November 30, 1994. The Company incurred a net loss of $97,000 for the quarter ended November 30, 1995 compared to a net loss of $178,000 for the three months ended November 30, 1994. The loss mostly reflected amounts spent by the Company for legal fees on lawsuits now settled against the RTC.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS - NINE MONTHS ENDED NOVEMBER 30, 1995

Net sales for the nine months ended November 30, 1995 increased 7% to $5,007,000 as compared to $4,755,000 for the nine months ended November 30, 1994. The Company's backlog increased 11.3% for the nine months ended November 30, 1995 as compared to 40.5% for the nine months ended November 30, 1994. Gross margins decreased from 20.5% for the nine months ended November 30, 1994 to 15.1% for the nine months ended November 30, 1995 due to a 20% lower per unit sales price as compared to the previous period combined with higher material costs and lower than expected yields due to higher complexity of products being manufactured.

During the nine months ending November 30, 1995, the Company shipped 2,575,864 units as compared with 1,797,530 units shipped during the yea ending November 30, 1994.

Selling, general and administrative expenses decreased from $1,103,000 for the nine months ended November 30, 1994 to $957,000 for the nine months ended November 30, 1995. During the nine months ending November 30, 1995, selling, general and administrative expenses as a percentage of sales was 18.85% as compared with 23.20% for the nine months ending November 30, 1994. Such a decrease was primarily due to certain SG&A expenses being fixed, and the decrease in unit prices mentioned above. The decrease was due to decreases in commissions, travel, public relations, professional fees, and relocation and recruiting expenses.

The Company recorded net other expense of $70,000 for the nine months ended November 30, 1995 versus net other expense of $121,000 for the nine months ended November 30, 1994. The variance was due primarily to an increase of $19,000 of other income, decreases of $25,000 and $25,000 in Chapter 11 expense and other expense, respectively, offset by a $17,000 increase in interest expense.

The Company recorded net legal expenses of approximately $104,000 during the nine months ended November 30, 1995, which was associated with its now SEttled law suit against its landlord (RTC). These unusual expenses represent approximately 40% of the loss recorded during the nine month period ending November 30, 1995.

Due primarily to the Company's net revenue being lower than the sum of its fixed and variable expenses, as a result of lower average sales prices and lower than expected yields, the Company realized an operating loss of $190,000 for the nine months ended November 30, 1995 compared to an operating loss of $128,000 for the nine months ended November 30, 1994 and a net loss of $260,000 for the nine months ended November 30, 1995 compared to a net loss of $249,000 for the nine months ended November 30, 1994.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Under the terms of the settlement between the Company and the RTC, the Company and S/V Microwave Products paid RTC $325,000 in complete settlement of all of the then outstanding rent. As a result of the aforementioned settlement, the Company netted a reduction in rent of approximately $239,221 ($563,066 was Solitron's share of back rent less $185,000 it paid RTC in settlement less approximately $138,845 expended for legal and professional fees during fiscal years 1995 and 1996). In December 1995, a reclassification was made from operating expenses to other expenses of approximately $104,000 for the current year expenses pertaining to the RTC claim, and an extraordinary gain of approximately $274,000 was recorded due to the settlement.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS:

Other than the Bankruptcy Proceedings (as described in "Item 1. - Business") and the following matters, The Company is not aware of any other significant legal proceedings to which it is a party.

INTERNAL REVENUE SERVICE TAX CLAIM
The Internal Revenue Service ("IRS") audited the Company's income tax returns for the years 1980-1989. The Company appealed the IRS' original audit results. During January 1995, the tax claim was determined to be $401,000 (the balance, including interest, was $401,110 as of November 30, 1995) which is included in the Company's financial statement as an accrual for the entire amount. The IRS' tax claim is subject to payment within six years from January 1995. The Company is negotiating with the IRS to reschedule this stream of payments.

STATE OF CALIFORNIA TAX CLAIM
On November 23, 1992, the State of California filed a claim asserting that the Company owes the State of California approximately $900,000 for income taxes for years prior to 1982. Solitron disputed the extent of the State of California's claim. This claim will be treated as an unsecured claim. An objection to the State of California's claim has been filed, and on December 26, 1995, it has been resolved by the Bankruptcy Court. Based on the results of the IRS appeal, the claim was reduced to $680,179 by the Bankruptcy Court.

ENVIRONMENTAL CLAIM REGARDING PORT SALERNO
The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate did not properly file a claim in the bankruptcy case, and there is some question as to whether service of notice was defective. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for the allowance of a general unsecured claim in the amount of $10,000. The estate declined the Company's offer. The Company and its counsel believe that the Court is likely to treat the estate in the same manner as other properties in the area as the Company proposed.

RESOLUTION TRUST CORPORATION (COMPANY'S LANDLORD)
On June, 1995, the Company filed a Motion in Federal Court to compel RTC for specific performance for the repair of the roof and HVAC system and for damages. Mandatory mediation failed and a trial date of December 18, 1995 was set. A settlement was reached between the parties December 15, 1995, which will result in a favorable reclassification of current year legal expenses of $104,164 and a non-operating gain of $273,871. Under the terms of the settlement, the Company and S/V Microwave Products paid the RTC $325,000 in complete settlement of all the then outstanding rent. As a result of the settlement, the Company netted a reduction in rent of approximately $239,221 ($563,066 is Solitron's share of back rent less $185,000 it paid at settlement less approximately $138,845 expended for legal and professional fees).

ITEM 2.

None.

                           PART II - OTHER INFORMATION
                                   (CONTINUED)

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
See Part 1.

ITEMS 4-5.

On December 15, 1995 the Company and Argo Partners, Inc., an unsecured creditor have reached an agreement under which Solitron Devices, Inc., has acquired Argo Partners' unsecured debt of $694,834 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the acquisition, Argo Partners received payment of approximately $1,297 from the Company as part of several distributions to unsecured creditors. Thus, Solitron, Devices, Inc., will recognize in December 1995 and extraordinary gain of approximately $98,740 due to the debt being carried on the books at a discounted amount.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended November 30, 1995.

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

Dated:  February 9, 1996