Form 10KSB
period 1996-02-29
SOLITRON DEVICES INC
filed 1996-06-20
CIK 91668

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 29, 1996

                           Commission File No. 1-4978

                             SOLITRON DEVICES, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                          22-1684144
(State or other jurisdiction                (IRS Employer Identification Number)
    of organization)

              3301 Electronics Way, West Palm Beach, Florida 33407
                    (Address of principal executive offices)

                  Registrant's telephone number: (407) 848-4311

Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class
     -------------------

Common Stock, $0.01 par value         Electronic Bulletin Board/Over the Counter

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X                                  No
                                    ---                                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes   X                                   No
                                   ---                                      ---

Documents incorporated by reference:  None.

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of February 29, 1996, was approximately $587,500.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 1996: 1,880,011 shares of common stock, par value $.01 per share. Note: Additional shares are issuable by the Company without further consideration pursuant to the Company's Plan of Reorganization.
Note: Reflects the 1-for-10 reverse stock split effected October 12, 1993. 94,788 additional shares were issued as of April 24, 1996 to unsecured creditors in accordance with the Plan of Reorganization.

State issuer's revenues for its most recent fiscal year; $6,731,000.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor ("MOS") power transistors, power and control hybrids, junction and MOS field effect transistors, thin film resistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States Government. Other products, such as Joint Army Navy ("JAN") transistors, are sold as standard or catalog items.

The Company was incorporated under the laws of the State of New York in 1959, and reincorporated under the laws of the State of Delaware in August, 1987.

PRODUCTS

Prior to the consummation of the Vector Purchase Agreement, the Company was organized into two operating divisions: the Semiconductor Division and the Microwave Division. The Semiconductor Division continues to design, manufacture and assemble bipolar and MOS power transistors, power and control hybrids, junction and MOS field effect transistors, thin film resistors and other related products. Pursuant to the terms of the Vector Purchase Agreement, substantially all of the assets (other than real estate) comprising the Microwave Division and certain related liabilities were transferred to Vector which now operates the Microwave Division as a privately-owned company, under the name of Solitron/Vector Microwave Products, Inc.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 29, 1996 and for the fiscal year ended February 28, 1995 and (ii) contributions to the Company's total order backlog at February 29, 1996.

                       Fiscal Year     Fiscal Year      Backlog         Backlog
                          Ended          Ended             at              at
                        February        February        February        February
Product                 29, 1996        28, 1995        29, 1996        28, 1995
- -------                -----------     -----------      ---------       --------
Power Transistor            28%             26%             22%              25%
Hybrids                     33%             34%             43%              39%
Field Effect Transistors    22%             24%             13%              16%
Power MOSFETS               17%             16%             22%              20%
                           ---             ---             ---              ---
                           100%            100%            100%             100%

The Company's backlog at February 29, 1996 and shipments for the year ended February 29, 1996 reflect demand for the Company's products as at such date and for such period. For more information see discussion on backlog. The variation in the proportionate share of each product line reflects current demand and changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company's semiconductor products can be classified into selected active and passive electronic components. Active components are those which control and direct the flow of electrical current by means of a control signal such as a voltage or current. Passive components, on the other hand, include devices which store or dissipate energy and are generally incapable of power gain (for example, resistors, capacitors and inductors). The Company's active components include bipolar transistors, integrated circuits and MOS transistors and the Company's passive components consist of resistors.

It is customary to subdivide active components into those of a discrete nature and those which are non-discrete. Discrete devices contain one single semiconductor element, as opposed to integrated circuits or hybrid circuits which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. Hybrid circuit, on the other hand, is made up of a number of individual components which are mounted onto a suitable surface material, interconnected by various means and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The industry trend appears to be developing from analog to digital circuitry in certain applications. Although no assurances may be made, the Company believes that such industry trend will have only a limited effect on the demand for the Company's custom power hybrids. The Company's products can be either standard devices such as catalog type items (e.g., transistors and voltage regulators) or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements.

Approximately 80% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings from the United States Government's prime contractors; the remainder are primarily JAN qualified products. The Company's semiconductor products are used as components of military, commercial and aerospace electronic equipment, such as ground and airborne radar systems, power distribution, missiles, missile control systems and spacecrafts. The Company's products have been used on the space shuttle and on spacecraft sent to the moon and recently on Galileo which was sent to Jupiter.

Approximately 80% of the Semiconductor Division's sales have historically been attributable to contracts with customers whose products are sold to the United States Government. The remaining 20% of sales are for non-military, scientific and industrial applications. For the fiscal year ended February 29, 1996, approximately 80% of the Semiconductor Division's sales have been of custom made products, and the remaining 20% have been of standard or catalog products.

The  following  is  a  general   description  of  the  principal  product  lines
manufactured by the Semiconductor Division.

Power Transistors:
Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 150A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to market demand due to other companies (i.e., Motorola) leaving the military market. The Company also manufactures power N-Channel and P-Channel power MOS transistors and is currently expanding that line. The Company is qualified to deliver products under MIL-PRF-19500.

Hybrids:
Hybrids are compact electronic circuits that contain a selection of passive and active components mounted on printed substrates and encapsulated in appropriate packages. The Company manufactures thick film hybrids which generally contain discrete semiconductor chips, integrated circuits, chip capacitors and thick film or thin film resistors. Most of the hybrids are of the high power type, and are custom manufactured for military and aerospace systems. Some of the Company's hybrids include high power voltage regulators, power amplifiers, power drivers, boosters and controllers.

Through February 29, 1996, the Company had expended approximately $1,950,000 toward a program to become certified and qualified under MIL-STD-1772, the standards promulgated by the Defense Electronic Supply Center ("DESC"). These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-STD-1772 requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-STD-1772 establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assures that these types of devices will be manufactured under conditions which have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DESC (Defense Electronics Supply Center). A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan.

In addition, obtaining military certifications and qualifications is desirable because it enables a manufacturer to satisfy many of the requirements for registration under the ISO 9000 International Quality Program. The ISO 9000 Program is a series of quality Management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. Several European prime contractors have advised the Company that a prerequisite to future sales by the Company to such contractors might be the key to the Company's obtaining ISO 9000 registration. However, to date, the Company has not encountered such a requirement. Based on the fact that 90% of the Company's products are made to print in accordance with customer specifications and in accordance with MIL-PRF-19500, MIL-PRF-38534 and MIL-PRF-883, which are stricter requirements than ISO 9000, it is Management's opinion that the possibility that such a requirement will bar the Company from performing or competing is highly unlikely. Additionally, domestic customers including the United States Department of Defense and certain leading private sector firms (e.g., DuPont, 3M and AT&T) have also adopted ISO 9000 allowing their suppliers to comply with ISO 9000 as an alternative to military qualification. The Company's plan is to initiate the necessary Program to obtain ISO 9000 qualification within the next two years. It is anticipated, based on industry observed experience, that the process might take up to two years. The Company will seek such certifications as Management believes that such certification might avail to it additional business opportunities not currently available to it. MIL-STD-1772 (now MIL-PRF-38534) certification was achieved by the Company in October 1990 and renewed in June 1993 and April 1995. In 1995, the Company received written notification that it has received MIL-STD-1772 qualification. MIL-STD-1772 qualification should continue to improve the Company's business posture by increasing product marketability. Recently MIL-PRF-38534 replaced MIL-STD-1772. The Company is also qualified to deliver products under MIL-PRF-19500.

Field Effect Transistors:
Field effect transistors are surface controlled devices where conduction of electrical current is controlled by the electrical potential applied to a capacitively coupled control element. The Company manufactures about 30 different types of junction and MOS field effect transistor chips. They are used to produce over 350 different field effect transistor types. Most of the Company's field effect transistors conform to standard Joint Electronic Device Engineering Council designated transistors, commonly referred to as standard 2N number types. The Company is currently expending its product offering. The Company is qualified to deliver products under MIL-PRF-19500.

Thin Film Resistive Products:
Thin film resistors are made of thin layers of metallic substances deposited over the surface of a substrate to form a device that resists the flow of electrical current. The Company also manufactures microwave coaxial rod resistors and thin film chip resistors. Rod resistors are made primarily for incorporation into products sold to Solitron/Vector Microwave Products, Inc. and other microwave products manufacturers. Chip resistors are made for internal use and for sale to others.

MANUFACTURING

The Company's engineers design its transistors, diodes, field effect transistors, resistors, hybrids and integrated circuits, as well as other customized products, based upon requirements established by customers, with the cooperation of the product and marketing personnel. The design of non-custom or catalog products is based on specific industry standards.

Each new design is first produced on a CAD/CAE computer system. The design layout is then reduced to the desired microsize, and transferred to silicon wafers in a series of steps which include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device, single diode or a single integrated circuit. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using an eutectic die attach technique, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, silver, copper, nickel or other metals utilizing outside vendors to perform the plating operation.

In the case of hybrids, the circuit and layout designs are formulated by design engineers. Ceramic substrates are then printed with gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips and capacitor chips are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins. Most of the hybrid packages are manufactured by the Company.

In addition to Company performed testing and inspection procedures, certain of the Company's products are subject to source inspections required by customers (including the United States Government). Designated inspectors are authorized to perform a detailed on-premise inspection of each individual device prior to encapsulation in a casing or before dispatch of the finished unit to ensure that the quality and performance of the product meets the prescribed specifications. The raw materials used in the manufacture of the Company's products are generally readily available from multiple sources.

In addition, obtaining military certifications and qualifications is desirable because it enables a manufacturer to satisfy many of the requirements for registration under the ISO 9000 International Quality Program. The ISO 9000 Program is a series of quality Management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. Several European prime contractors have advised the Company that a prerequisite to future sales by the Company to such contractors might be the key to the Company's obtaining ISO 9000 registration. However, to date, the Company has not encountered such a requirement. Based on the fact that 90% of the Company's products are made to print in accordance with customer specifications and in accordance with MIL-PRF-19500, MIL-PRF-38534 and MIL-STD-883, which are stricter requirements than ISO 9000, it is Management's opinion that the possibility that such a requirement will bar the Company from performing or competing is highly unlikely. Additionally, domestic customers including the United States Department of Defense and certain leading private sector firms (e.g., DuPont, 3M and AT&T) have also adopted ISO 9000 allowing their suppliers to comply with ISO 9000 as an alternative to military qualification. The Company's plan is to initiate the necessary Program to obtain ISO 9000 qualification within the next two years. It is anticipated, based on industry observed experience, that the process might take up to two years. The Company will seek such certifications as Management believes that such certification might avail to it additional business opportunities not currently available to it.

MIL-STD-1772 (now MIL-PRF-38534) certification, was achieved by the Company in October 1990 and renewed in June 1993 and April 1995. In 1995, the Company received written notification that it has received MIL-STD-1772 qualification. MIL-STD-1772 qualification should continue to improve the Company's business posture by increasing product marketability. Recently MIL-PRF-38534 replaced MIL-STD-1772. The Company is also qualified to deliver products under MIL-PRF-19500.

FINANCIAL INFORMATION ABOUT EXPORT SALES

Specific financial information with respect to the Company's export sales is provided in Note 12 to the Consolidated Financial Statements.

MARKETING AND CUSTOMERS

The Company's products are sold throughout the United States and abroad primarily through a network of manufactures representatives and distributors. The Company is represented (i) in the United States by 4 representative organizations which operate out of 10 different locations with 13 sales people and 2 stocking distributor organizations which operate out of 36 locations with 294 sales people and (ii) in the international market by 7 representative organizations in 11 countries with 21 sales people. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

On February 29, 1996, the Company has had approximately 300 active customer accounts. During the year ended February 29, 1996, Hughes accounted for approximately 21.2% of net sales. No other company accounted for more than 10% of net sales during the last fiscal year. During the year ended February 28, 1995, sales to all of Hughes divisions accounted for approximately 15.4% of net sales and was the only customer responsible for 10% or more of net sales. Approximately 7 of the Company's customers accounted for approximately 51.3% of the Company's sales during the fiscal year ended February 29, 1996. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. The Company expects this type of customer concentration to continue. The loss of any major customer without off-setting orders from other sources would have a material adverse effect on the business of the Company.

During the fiscal year ended February 29, 1996 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company's sales have been and may continue to be adversely impacted by reduced Congressional appropriations and changes in national defense policies and priorities. Notwithstanding such reduced Congressional appropriations and a significant decline in sales in recent years, the Company has had only a 6% decrease in bookings during the fiscal year ended February 29, 1996 as compared to the previous year, and during the last four months the Company's level of bookings has stabilized. All of the Company's contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

In recognition of the changes in global geopolitical affairs and reduced United States military spending, the Company is attempting to increase sales of its products for non-military, scientific and industrial niche markets such as medical electronics, machine tool controls, specialized telecommunications, cellular telephone base stations and LEOS (Low Earth Orbit Satellites) telecommunication networks, and other market segments in which purchasing decisions are generally based primarily on product quality, long-term reliability and performance, rather than on product price. The Company is also attempting to offer additional products to the military markets that are complementary to those currently sold by the Company to the military markets.

Although margins are typically higher for products with military applications than for products with non-military, scientific and industrial applications, the Company hopes to minimize this differential by focusing on these quality-sensitive niche markets. There can be no assurance, however, that the Company will be successful in increasing its sales to these market segments, which increase in sales could be critical to the future success of the Company. To date, the Company has made only limited inroads in penetrating such markets.

Sales to foreign customers, located mostly in Western Europe and Israel, accounted for approximately 8% of the Company's net sales during the year ended February 29, 1996 and 10% during the year ended February 28, 1995. This reduction is a result of the decline in military spending in Western Europe and Israel. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. The Company is considering a variety of actions to attempt to increase sales in the overseas market, especially in the Far East.

BACKLOG

The Company's order backlog, which consists of semiconductor and hybrid related open and pending orders scheduled for delivery primarily within 12 months, was approximately $4,300,000 at February 29, 1996, compared to $4,000,000 as of February 29, 1995. The entire backlog consisted of orders for electronic components. The variation in backlog from fiscal year to fiscal year may be attributable to a number of non-quantifiable factors, including fluctuations in defense spending, demand and competition. The Company currently anticipates that the majority of all of its open order backlog will be filled by February 28, 1997. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Delivery times of new or non-standard products are effected by the availability of raw material, scheduling factors, manufacturing considerations and customer delivery requirements. The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations and delays in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any succeeding period.

PATENTS AND LICENSES

The Company owns approximately 33 patents relating to the design and manufacture of its products. While the Company considers that, in the aggregate, its patents are important in the operation of its business, it believes that engineering standards, manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products. However, an important adjunct of the increased competition in the electronics industry has been a growing emphasis on product and process patents and their exploitation which has resulted in increased activity intended to stimulate advantageous licensing and cross-licensing agreements.

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. The Company believes, however, that to the extent its business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, because of the decline in military orders, the number of competitors in this market has decreased somewhat, affording the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it may be subject to such price erosion and foreign competition. None of the Company's direct competitors depend on the sale of an identical component mix as their principal source of income. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, some of the Company's products are manufactured by one or more of the major manufacturers of semiconductors. During fiscal year 1996 a few such major competitors, (e.g., Motorola), have elected to withdraw from the military market altogether. The Company competes principally on the basis of product quality, turn-around time and price. The Company believes that competition for sales of products that will ultimately be sold to the United States Government has intensified and will continue to intensify as United States defense spending continues to decrease and the Department of Defense's pushes implementation of its decision in the Summer of 1995 to purchase high-end commercial product in lieu of Mil-Spec components. The Company believes that its primary competitive advantage is its ability to produce high quality products as a result of its years of experience, its sophisticated technologies and its experienced staff. The Company believes that its ability to produce highly reliable custom hybrids in a short period of time will give it a strategic advantage in attempting to penetrate commercial markets and in selling military products complementary with those currently sold, as doing so would enable the Company to produce products early in design and development cycles. One of the Company's competitive disadvantages has been its recent history of delivery delays, due primarily to industry-wide tight supply of silicon wafers, semiconductors-dies and packages . For the year ended February 29, 1996, the Company's on-time delivery record was 80% as compared with 85% for the year ending in February 28, 1995. The Company believes that it will be able to improve its capability to respond quickly to customer needs and deliver products on time, and that this will prove to be a competitive advantage of the Company.

EMPLOYEES

At February 29, 1996, the Company had 100 employees (as compared to 104 at February 28, 1995) of whom 68 are engaged in production activities, 6 in sales and marketing, 6 in executive and administrative capacities and 20 in technical and support activities.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be satisfactory.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for all of its material requirements.

GOVERNMENT APPROVALS

The Company received Department of Defense's DESC (Defense Electronic Supply Center) approval to supply its product in accordance with Mil-Spec 19500, Mil-Spec 883 and Mil-Spec 1772. Recently MIL-PRF-38534 replaced MIL-STD-1772 and MIL-SPEC-19500 was re-issued as MIL-PRF-19500, thus the Company is qualified under these new military specifications.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, the Company has not spent any funds on research and development.

EFFECT OF GOVERNMENT REGULATION

As a result of May 1995 change in DOD policy, the Company can now sub-contract wafer fabrication, die assembly and testing to other approved and qualified vendors. This change may allow the Company to reduce its manufacturing cost by transferring labor intensive operations to lower labor cost facilities, most likely, off-shore. Management is attempting to secure such arrangements. However, no assurance can be given that these efforts will be successful.

SEASONALITY

The Company's bookings of new orders and sales are largely dependent on Congressional budgeting and appropriation activities and the cycles associated therewith. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities.

ENVIRONMENTAL COMPLIANCE
During fiscal year ended February 28, 1995, the Company's environmental legal counsel determined that the Environmental Protection Agency (the "EPA") was reassessing all prior Comprehensive Environmental Response, Compensation and Liability Information System site for National Priority Ranking using the newly adopted ranking formula. Counsel further determined that the Company's facilities at Riviera Beach and Port Salerno were the subject of such reassessment. After conducting a series of meetings with the State Department of Environmental Protection (the "DEP") and with Region IV EPA officials, the DEP requested that the Riviera Beach site be taken out of the reevaluation process and, pursuant to both that request and the Company's request, Region IV EPA, according to the responsible DEP official, took both sites out of the reevaluation process and deferred informally further action pending the Company's complying with the requirements of the Consent Final Judgment that it had entered with the Florida Department of Environmental Protection in accordance with its Plan of Reorganization.

The Company's former facility in Jupiter, Florida (which was sold in 1982) has been the subject of a preliminary assessment by the EPA during calendar year 1995. The EPA requested site access from the present owner. The Company's environmental legal counsel has no information concerning this facility nor has the Company received a request for information concerning its activities there. The Company's legal environmental counsel cannot assess at this time what the impact of the EPA study of the site would be, if any, on the Company's liability nor when the EPA would complete is assessment. For a further description of the Company's environmental issues, refer to "Item 1 - Business - Bankruptcy
Proceedings"  and  to  Note  13  of  the  accompanying   Consolidated  Financial
Statements.

During the fiscal year ended February 29, 1996, the Company has spent approximately $11,000 for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

Following the Effective Date of the Plan of Reorganization and consistent with its agreement with the State of Florida Department of Environmental Protection, the Company has performed environmental assessments to confirm that all soil contamination has been remediated at the Old Riviera Beach Facility and the Port Salerno Facility in accordance with the terms of the Consent Final Judgment, entered in October 1993 (the "Consent Final Judgment"). Certain groundwater remediation remains to be performed at both properties. Pursuant to the provisions of the Consent Final Judgment, and the Plan of Reorganization, the remediation would be performed from any proceeds of the sale or lease of the two properties or from further payments required of the Company as set forth herein. The properties can be sold and the prospective purchaser can obtain first purchaser protection from further enforcement provided the sale price of the property equals or exceeds the lesser of (i) 75% of its then appraised value or
(ii) the estimated cost of its remediation. In connection with facilitating the remediation of the properties, the Company is obligated to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the date of the Final Judgment: (i) year 1-$5,000 per month; (ii) year 2 - $7,500 per month;
(iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. Due to cash flow problems, the Company is negotiating with DEP to modify the payment schedule. While these negotiations are underway, the Company is depositing $1,000 per month into the escrow account. As of February 29, 1996, of the $25,000 due the Company has deposited $5,000 into these escrow accounts. Certain insurance proceeds that were placed into the escrow pursuant to the Consent Final Judgment and the Plan of Reorganization have been utilized to confirm that neither soil at the Old Riviera Beach nor the Port Salerno facilities require remediation. DEP has acknowledged that no further soil remediation is required at either site. In the event there are excess proceeds from the sale of either property above the cost of its remediation, the excess funds will be utilized to remediate the other property. Further, the Company during this fiscal year has negotiated an amendment to the Consent Final Judgment regarding the Riviera Beach site that would require completion of remediation of the Old Riviera Beach site even if the sale of that site did not result in sufficient proceeds to complete that remediation. See "Item 2. - Properties" for a description of these facilities. The Company's financial statement reflects liabilities of $1,069,000 relating to the foregoing assessment and remediation obligations. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liability, there can be no assurance that the actual cost of remediation will not exceed such amount. In the event that the Company defaults under the Consent Final Judgment, the DEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction. See "Environmental Compliance" below for a further discussion of environmental matters. For a more definitive description of environmental matters pertaining to the Old Riviera Beach Facility and the Port Salerno Facility, please refer to the Consent Final Judgment.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the Old Riviera Beach property. Approximately $1,069,000 has been accrued in the balance sheet as of February 29, 1996. The Company recorded these liabilities as $60,000 short-term liabilities and $1,009,000 long-term liabilities.

Pursuant to the Plan of Reorganization, the Company paid $200,000 to extend the large main public water line to the neighborhood around its Port Salerno Facility and to extend smaller individual distribution lines to affected properties with private wells. In the event that other private wells are impacted in the future in excess of regulatory levels, the Company may be obligated to extend small individual distribution lines to serve the affected properties. However, retesting of private wells by the Martin County Health Department during fiscal year 1995 did not reveal any additional properties to be so impacted and the State Department of Environmental Protection has not required further properties to be provided with public water supply. There is a potential that such extension will be required in the future, but the State Department of Environmental Protection has acknowledged that source removal from soils and pond sediments on the site has been completed. Since the facility has not been in use since 1988, the Company believes the likelihood of additional extensions to be minimal and the costs of any such extensions if required in the future to also be minimal.

BANKRUPTCY PROCEEDINGS

On January 24, 1992 (the "Petition Date"), the Company and its wholly-owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.), a Delaware corporation, filed voluntary petitions seeking reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). These bankruptcy estates were subsequently consolidated by the Bankruptcy Court. On August 20, 1993, the Bankruptcy Court entered an Order (the "Order of Confirmation") confirming the Company's Fourth Amended Plan of Reorganization, as modified by the Company's First Modification of Fourth Amended Plan of Reorganization (the "Plan of Reorganization"). The Plan became effective on August 30, 1993 (the "Effective Date"). On April 24, 1996 a motion was filed with the U.S. Bankruptcy Court to officially close the case.

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

         (a) On February 28, 1993, pursuant to a Purchase Agreement, dated October 5, 1992, as amended (the "Vector Purchase Agreement"), the Company transferred to Vector Trading and Holding Corporation ("Vector") (the successor in interest to the Company's former primary lender, First Union National Bank
("First Union")) substantially all of the assets, other than real estate, comprising the Company's Microwave Division and certain related liabilities.
Pursuant to the terms of the Vector Purchase Agreement: (i) Vector subleases approximately 30% of the Company's facilities in West Palm Beach, Florida, for a period ending December 31, 2001 at an annual rate that started at approximately $50,000 during the first year and increases to approximately $150,000 in the last four years, with aggregate remaining payments of approximately $804,000 (the "Sublease"); (ii) the Company assigned to Vector insurance proceeds of approximately $5.4 million from National Union Fire Insurance Company stemming from a 1991 fire in the Company's hybrid department; (iii) the Company and Vector entered into mutual non-competition agreements for a period of five years, pursuant to which neither will compete in the United States with respect to the types of products produced by the other as of the date of the Vector Purchase Agreement; (iv) the Company entered into a Shared Services and Equipment Agreement (the "Shared Services Agreement") with Vector, pursuant to which it is estimated that Vector will pay Solitron approximately $55,000 per year for eight years in exchange for, among other things, the Company's (a) allowing Vector to use certain of the Company's equipment, (b) providing to Vector certain services and (c) Vector will reimburse or pay the Company (in pro rata quarterly installments through approximately the end of 1998) an aggregate of approximately $210,000 in personal property taxes paid by the Company on the assets transferred to Vector. As of February 1996, Vector had paid approximately $26,000 of these taxes. As of February 29, 1996, Vector has been current with its financial obligations. The Company is currently engaged in a dispute with the new landlord who acquired the facility from the RTC regarding its lease payments and the parties' obligations under the lease. The Company has filed a motion with the District Court to resolve these disputes. The parties are negotiating out of court, and there can be no assurance that these negotiations will be successful

        (b) The Company has or will issue to certain pre-petition creditors that number of shares of Solitron's common stock, par value $.01 per share (the "Common Stock"), equal to 65% (approximately 1,424,504 shares) of the issued and outstanding shares after all issuances contemplated by the Plan of Reorganization (other than the shares issuable pursuant to the exercise of stock options granted to Shevach Saraf, the Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company, as described below). Of this 65%, 40% (approximately 876,618 shares) have been issued to holders of unsecured claims (pro rata) and 25% (approximately 547,886 shares) have been or will be issued to Vector. As of April 24, 1996, 771,434 of the 876,618 which are to be issued have been issued to holders of unsecured claims and 547,886 shares have been issued to Vector participants and their successors (See Management Discussion and Analysis). On December 15, 1995, the Company and Argo Partners, Inc., an unsecured creditor have reached an agreement under which Solitron Devices, Inc. has acquired Argo Partners' unsecured debt of $694,834 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the acquisition, Argo Partners received payment of approximately $3,160 from the Company as part of several distributions to unsecured creditors. Thus, Solitron Devices, Inc. recognized in December 1995 an extraordinary gain of approximately $96,877 due to the debt being carried on the books at a discounted amount. Now that the claim of the State of California as an unsecured creditor has been quantified, all shares issuable to the State of California as an unsecured creditor were issued to the State of California in April 1996. The common stock issued to the Vector participants and holders of unsecured claims must be voted by them in accordance with the recommendation of the Company's Board of Directors and, in general, the holders of such Common Stock have agreed pursuant to the Plan of Reorganization to take no action hostile to the Company such as to commence or assist in a proxy contest or tender offer. However, no limitation on the transferability of this Common Stock was imposed pursuant to the terms of the Fourth Amended Disclosure Statement or the Plan of Reorganization. Solitron's pre-petition stockholders retained their issued and outstanding shares of Common Stock which, after the issuance of the remaining shares reserved for issuance under the Plan of Reorganization (other than those shares issuable upon the exercise by Mr. Saraf of certain options), represents 20% (approximately 438,310 shares) of the issued and outstanding Common Stock. Of the remaining 15%, 10% (approximately 219,155 shares) have already been issued to Mr. Saraf, and 5% (approximately 109,577 shares) are reserved for future issuance pursuant to employee stock incentive plans or programs. Additionally, Mr. Saraf has been issued options to purchase an additional 8% of the issued and outstanding Common Stock after giving effect to the foregoing issuances. The Company intends to issue the remainder of the Common Stock issuable pursuant to the Plan of Reorganization to unsecured creditors at such time as all of such conditions precedent have been satisfied.

         (c) Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in progress, the Company made five of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors in the aggregate amount of approximately $34,711 covered the period March 1, 1995 through February 29, 1996 of approximately $245,173 as required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim (as described below in (j), and the Company's acquisition of the unsecured claim of Argo Partners, Inc. (as described below in (o), it is presently estimated that there are an aggregate of approximately $7,095,252 unsecured claim and, accordingly, that the Company is required to pay approximately $3,483,338 (i.e., 35% of $7,095,252) to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000. As of February 29, 1996, of $245,173 due the Company paid to the unsecured creditors $34,711. The Company carries its debt to its unsecured creditors as $102,000 in short-term debt and $1,302,000 as long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000. These payments and the aggregate amounts thereof would also increase proportionately in the event of a default by the Company in its obligations to Ellco Leasing Corporation ("Ellco"), as described in (e) below.

         (d) In March 1995, the Company entered into negotiations with its unsecured creditors, the IRS, Palm Beach County, Martin County and DEP in order to modify the schedule of payments as prescribed by its Plan of Reorganization. These negotiations continue. There can be no assurance that these negotiations will be successful.

         (e) The Company is required to pay to Ellco $255,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date. Approximately $158,000 plus interest of such $255,000 had been paid as of April 30, 1996. Ellco has been granted a security interest in certain of the Company's equipment to secure such obligations. Ellco is required to release its liens on certain of the Company's assets as the above-referenced payments are made. In the event of any default on any of such payments which remains uncured after seven days' notice, Ellco would have a claim as an unsecured creditor in the amount of the deficiency and the Company would make monthly payments to Ellco until an aggregate of 35% of the allowed claim was paid to Ellco. Additionally, from the time of default, Ellco would be entitled to receive a pro rata portion of the Profit Participation (as defined in (g) below) payable to unsecured creditors. However, no retroactive payments would be made to Ellco. In the event of such a default, however, Ellco would also receive a pro rata share of the Common Stock issuable to unsecured creditors. Approximately 105,000 shares of the Common Stock are held by the Company in trust for Ellco. If no such default occurs, such Common Stock would be issued pro rata to the unsecured creditors. The Company is current with Ellco and expects to remain current.

         (f) The Company received releases of substantially all liens on its assets and properties existing as of the Effective Date. However, in accordance with the Plan of Reorganization, Ellco, Southeast Bank Leasing Company, Greyhound Financial Corporation and Met Life Capital Corporation were granted liens on certain of the Company's equipment and the holders of pre-petition unsecured claims were granted a lien on all of the Company's equipment to secure the payments described in (c) above and in (g) below. As of May 31, 1995, the Company has paid off all its obligations to Southeast Bank Leasing Company, Greyhound Financial Corporation and MetLife Capital Corporation and the liens held by those entities have been released.

         (g) Beginning on the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector participants and their successors, 5% of its net after tax income until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector participants and their successors (the "Profit Participation").

         (h) The Company transferred to First Union the real property known as the New Riviera Beach Facility and granted First Union a non-exclusive perpetual easement for the use of approximately 125 parking spaces on the adjacent real property owned by the Company known as the Old Riviera Beach Facility. First Union has claimed that the Company is obligated to pay approximately $110,000 in 1993 real property taxes with respect to the New Riviera Beach Facility that accrued prior to such transfer as well as the cost of removing personal property from and cleaning the New Riviera Beach Facility. The Court has denied First Union's motion during fiscal year 1995. See "Item 2 - Properties" .

         (i) Following the Effective Date and consistent with its agreement with the State of Florida Department of Environmental Protection (the "DEP"), the Company has begun to perform environmental assessments and is required to remediate the Old Riviera Beach Facility and the Port Salerno Facility in accordance with the terms of the Consent Final Judgment, entered in October, 1993 (the "Consent Final Judgment"). The foregoing stems from the environmental contamination of these properties. The monies to be utilized to fund these assessments and remediations will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan of Reorganization, unless approved by the DEP, neither the Old Riviera Beach Facility nor the Port Salerno Facility will be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its then appraised value or
(ii) the estimated cost of its remediation. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date: (i) year 1 - $5,000 per month; (ii) year 2- $7,500 per month;
(iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company is negotiating with DEP to modify this payment schedule. The Company is making payments of $1,000 per month and hopes to remain on this payment schedule until the properties are sold. As of February 29, 1996, of the $25,0000 due according to the Plan, the Company deposited $5,000 in the required escrow accounts. Additionally, $42,000 in proceeds from an insurance settlement were released from escrow and have been utilized to investigate the extent to which the soil at the Old Riviera Beach and Port Salerno facilities requires remediation. Following testing, final determination has been made that the soil at the Old Riviera Beach and Port Salerno facilities needs no further remediation. Any excess of such sale and lease proceeds over the cost of assessment and remediation will be returned to the Company following completion of the cleanup of both facilities. See "Item 2. - Properties" for a description of these facilities. The Company's financial statements reflect liabilities of $1,069,000 relating to the foregoing assessment and remediation obligations. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of remediation will not exceed such amount. In the event that the Company defaults under the Consent Final Judgment, the DEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction. See "Environmental Compliance," below, for a further discussion of environmental matters. For a more definitive description of environmental matters pertaining to the Old Riviera Beach facility and the Port Salerno facility, please refer to the Consent Final Judgment.

         (j) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,718,000 (which amount is accrued in the consolidated financial statements-this amount includes interest). The Company was required to begin making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is negotiating with Palm Beach County on restructuring the stream of payments. The Company entered into an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The Company is negotiating with Martin County on restructuring the payment schedule. During January 1995, the amount of allowed tax claims payable to the IRS was determined to be $401,000. At February 29, 1996, such amounts include accrued interest totalling $410,000. The Company was expected to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 per quarter beginning in April 1995 and ending in approximately January 2001. The Company is negotiating with the IRS to restructure these payments. The State of California Franchise Tax Board claim has now been quantified by the Court on November 30, 1995 to be $680,179.35 and it is treated as an unsecured claim. The Company is not making payments to the IRS, Palm Beach County and Martin County. The Martin County tax claim will be paid in full with the sale of the Port Salerno property. A large part of the Palm Beach County Tax claim will be paid with the sale of the Riviera Beach property. The Company has attempted to renegotiate the payment schedule with the IRS and is awaiting their reply. The following table indicates the approximate cumulative status of amounts due under Court Plans as of February 29, 1996:

                               Due                         Paid
                            --------                     --------
   Martin County           $  24,000                     $  7,957
   Palm Beach County         259,000                      154,979
   IRS                        84,000                           --

         (k) There has been an active interest in both the Port Salerno and Riviera Beach properties from potential purchasers but no current contracts for sale have been signed.

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

         (m) All of the members of Solitron's Board of Directors, other than Shevach Saraf, resigned as of January 20, 1996. Replacements are actively being recruited.

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

ITEM 2.  PROPERTIES

During fiscal 1993, the Company consolidated all of its manufacturing operations and its corporate headquarters to an existing facility (approximately 70,000 square feet (of which approximately one-third is being subleased to Vector)) in West Palm Beach, Florida. The facility has been leased by the Company for a term ending in 2001. The Company believes that its facilities in West Palm Beach, Florida will be suitable and adequate to meet its requirements for the foreseeable future provided that certain repairs are made to such facilities. In December 1995, Resolution Trust Company sold the facility to Technology Place, Inc. The Company is presently engaged in a dispute with its new landlord with respect to each of the respective party's obligations under the existing lease. The parties are negotiating out of court, and there can be no assurance that these negotiations will be successful. Pursuant to the Plan of Reorganization, the Company transferred to First Union its 150,000 square foot facility in Riviera Beach, Florida that, prior to August 30, 1992, housed the Company's executive offices and 137,000 square feet of manufacturing space occupied by the Semiconductor Division (i.e., the New Riviera Beach Facility). Pursuant to the terms of the Plan of Reorganization, the Company granted First Union a non-exclusive perpetual easement on approximately 125 parking spaces at the Old Riviera Beach Facility. First Union has claimed that the Company is required to pay an aggregate of approximately $110,000 in 1993 real property taxes with respect to the New Riviera Beach Facility that arose prior to transfer. First Union filed a motion with the Bankruptcy Court with respect to this issue. Such motion has been denied during fiscal year 1995.

The Company owns a 78,000 square foot facility (the "Old Riviera Beach Facility") within the same complex as the New Riviera Beach Facility that was vacant until November 1987 when the Company began relocating the Microwave Division from its Port Salerno Facility (i.e., the Old Riviera Beach Facility). The Company's Old Riviera Beach Facility is currently vacant. The Old Riviera Beach facility is listed for sale with a real estate broker and is now under consideration for purchase by one or more parties.

The Company also owns the Port Salerno Facility, which consists of a 42,000 square foot building and 23 acres of undeveloped land located in Port Salerno, Florida. The Port Salerno Facility is currently vacant and is listed for sale with a real estate broker and is now under consideration for purchase by one or more parties.

Pursuant to the Plan of Reorganization, the Company is seeking to lease or sell the Old Riviera Beach Facility and the Port Salerno Facility and has listed such properties with real estate brokerage firms. Proceeds of any such sale or lease will be applied to the cost of the remediation of these properties, and any remaining proceeds would be retained by the Company all in accordance with the terms of the Consent Final Judgment. To date, the Company's efforts to sell the Port Salerno and Riviera Beach facilities have been unsuccessful.

Once the  facilities are sold, the proceeds of the sale will be used as follows:
(1) pay for all outstanding real estate taxes; (2) real estate commission; (3) legal fees; (4) all other costs associated with the sale, i.e., stamps, title insurance, etc.; (5) cost of relocating equipment and material currently stored in the Old Riviera Beach facility. The buyer will assume the Company's responsibility for the cleanup and will provide the Company with a performance bond to assure completion of the cleanup or all remaining funds will be deposited in the Riviera Beach or Port Salerno environmental escrow account. Should the cost of clean-up exceed the escrowed amount, the Company will be required to pay any additional funds in accordance with the Consent Final Judgment (see Consent Final Judgment, as amended, included as an exhibit hereto).

During fiscal year 1995, the Company's management wrote off the excess value between current book value of its Riviera Beach facility and the net proceeds it had expected to get from the sale of the facility (i.e., sale price less expected real estate commission and legal fees associated with the sale). Management believed that once these expenses and real estate taxes due were paid approximately $410,000 to $430,000 would be available for deposit in the Riviera Beach environmental escrow account for the purpose of remediating the property. However, management anticipated that there would be residual funds in the Riviera Beach escrow account which would be available for transfer to the Port Salerno escrow account and would be available to pay for a portion of the remediation of the Port Salerno facility. The sale did not occur.

On April 17, 1995, the Company entered into an agreement to sell the Old Riviera Beach Facility for $850,000 and accordingly, has wrote down this asset by $1,140,000 to $760,000 which represented the sales price less costs to dispose of the property. (This contract has since been terminated.) The Port Salerno property was written down by $665,000 to $985,000, which is Management's estimate of its net realizable value based upon appraisal information and the proposed fiscal year 1995 contract for sale of the Riviera Beach Facility. These writedowns are reflected in the February 28, 1995 statement. Management is hopeful that both properties can be sold at no cash flow impact to the Company. See Note 13 for discussion of environmental matters related to the Company's non-operating plant facilities.

The Company's payment of $200,000 to extend the large main public water line to the Port Salerno Facility neighborhood and to extend smaller individual distribution lines to affected properties with private wells was the principal cost for water service to the area. In the event that other private wells are impacted in the future in excess of regulatory levels, the Company might be obligated to extend small, individual distribution lines to serve the affected properties. However, retesting of private wells by the Martin County Health Department during fiscal year 1995 did not reveal additional wells to be so impacted and the State Department of Environmental Protection has not required further properties to be provided with public water supply. There is the potential for the required extension in the future but the State Department of Environmental Protection has acknowledged that source removal from soils and pond sediments has been completed. As the facility has not been in use since 1988, the Company believes the likelihood of additional extensions to be minimal and the costs of any such extensions if required in the future to also be minimal.

ITEM 3.  LEGAL PROCEEDINGS

Other than the Bankruptcy Proceedings (as described in "Item 1. - Business") and the following matters, The Company is not aware of any other significant legal proceedings to which it is a party.

The Company is now engaged in a dispute with its new landlord with regards to each party's obligation in connection with the lease. The Company has filed a motion with the District Court to clarify the lease. Both parties are negotiating an out of court settlement.

INTERNAL REVENUE SERVICE TAX CLAIM

The Internal Revenue Service ("IRS") audited the Company's income tax returns for the years 1980-1989. The Company appealed the IRS' original audit results. During January 1995, the tax claim was determined to be $401,000 which is included in the Company's financial statement as an accrual for the entire amount plus interest. At February 29, 1996, such amounts include accrued interest totalling $410,000. The IRS' tax claim is subject to payment within six years from January 1995. The Company is negotiating with the IRS to reschedule this stream of payments.

STATE OF CALIFORNIA TAX CLAIM

On November 23, 1992, the State of California filed a claim asserting that the Company owes the State of California approximately $900,000 for income taxes for years prior to 1982. On November 30, 1995, this claim was settled for approximately $680,000. As required by the Plan of Reorganization, this claim is being treated as an unsecured claim. Accordingly, the liability representing 35% of these claims was adjusted by approximately $220,000. In accordance with the Plan of Reorganization, approximately 66,854 shares of sock have been issued to the State of California during April 1996.

ENVIRONMENTAL  CLAIM REGARDING PORT SALERNO
The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for the allowance of a generally unsecured claim in the amount of $10,000.
Environmental counsel is now handling such negotiation.

BUYOUT OF ARGO PARTNERS' CLAIM
On December 15, 1995, the Company and Argo Partners, Inc. an unsecured creditor have reached an agreement under which Solitron Devices, Inc. has acquired Argo Partners' unsecured debt of $694,834 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the acquisition, Argo Partners received payment of approximately $1,297 from the Company as part of several distributions to unsecured creditors. Thus, Solitron Devices, Inc. recognized in December 1995 and extraordinary gain of approximately $98,740 due to the debt being carried on the books at a discounted amount. For additional information see Note 15 to the Notes to Consolidated Financial Statements.

RESOLUTION TRUST CORPORATION (COMPANY'S LANDLORD)
On June, 1995, the Company filed a Motion in Federal Court to compel RTC for specific performance for the repair of the roof and HVAC system and for damages.

Due to the settlement with RTC, the Company recorded as an extraordinary gain of approximately $264,000 in fiscal year 1996.

The Company settled its dispute with the RTC out of Court on December 15, 1995. Under the terms of the settlement, the Company and S/V Microwave Products, Inc. paid the RTC $325,000 in complete settlement of all the then outstanding rent. The Company has expended approximately $139,000 in legal expenses before settlement has been reached. As a result of the settlement with the RTC, the Company netted a reduction in rent of approximately $239,000 ($563,066 was Solitron's share of back rent less $185,000 it paid in settlement less approximately $138,845 expended for legal and professional fees). In December 1995 a reclassification was made from operating expenses to other expenses of approximately $104,000 for the current year expenses pertaining to the RTC claim; and an extraordinary gain of approximately $264,000 was recorded due to the settlement. For additional information see Note 15 to the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS

Since March, 1995, the Company's Common Stock has been traded on the Electronic Bulletin Board (over the counter) of the National Association of Security Dealers. The Company's Common Stock was traded on the New York Stock Exchange until October 13, 1993, at which time it began trading on the NASDAQ Small Cap Market.

The Company's common stock was traded on the NASDAQ Small Cap Market until March 1995.

On December 28, 1994, the Company requested voluntary delisting of its stock from trading on the Pacific Stock Exchange.

The following table sets forth for the periods indicated, high and low bid information of the Common Stock. In September, 1993, the Bankruptcy Court authorized a 1-for-10 reverse split of the Company's Common Stock, pursuant to which each 10 shares of Common Stock were automatically converted into one share of Common Stock, with cash paid in lieu of the issuance of fractional shares. This reverse stock split became effective at the close of business on October 12, 1993, the record date for such reverse stock split. This reverse stock split has been retroactively reflected herein. The prices set forth below reflect inter-dealer prices, without retail markup, markdown or commission and may no represent actual transactions.

                    FISCAL YEAR ENDED               FISCAL YEAR ENDED
                    FEBRUARY 29, 1996               FEBRUARY 28, 1995
                    -----------------               -----------------
QUARTER             HIGH         LOW                HIGH         LOW
- -------            ------      -------              -----       -----
First               $0.625     $0.50                $2.25       $1.88
Second              $0.75      $0.50                $2.00       $1.00
Third               $0.75      $0.3125              $1.38       $0.94
Fourth              $0.50      $0.31                $1.06       $0.69

During the period beginning on March 1, 1996 and ending on April 30, 1996, the high and low sales prices of the Common Stock were $0.50 and $0.375, respectively.

As of February 29, 1996 and February 28, 1995, there were approximately 4,371 and 4,476 holders of record of the Company's Common Stock, respectively. On February 29, 1996, the last sale price of the Common Stock as reported on the Electronic Bulletin Board was $0.3125 per share.

During the four years prior to the Effective Date, the Company was restricted by its loan agreements from declaring dividends, and, accordingly, no dividends were paid during that period. Although these restrictions no longer exist, the Company does not contemplate declaring dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

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

The following table is included solely for use in comparative analysis of income
(loss) before extraordinary items to complement management's discussion and analysis.

                                                     (Dollars in Thousands)
                                                    Year Ended February 29/28
                                                    -------------------------
                                                        1996         1995
                                                        ----         ----
Net Sales ...........................................   $ 6,731    $ 6,263
Cost of sales .......................................     5,558      5,106
                                                        -------    -------
Gross profit ........................................     1,173      1,157
Selling, general and administrative expenses ........     1,159      1,401
                                                        -------    -------
Operating (loss) income .............................        14       (244)
Chapter 11 administrative expenses and fresh
 start adjustments ...................................       (2)      (155)
Gain on disposal of assets ..........................        14          0
Environmental expenses, net of
 insurance recoveries ...............................         0        (29)
IRS settlement ......................................         0        202
Interest expense ....................................      (121)      (103)
Interest expense on unsecured creditors claims ......      (174)      (141)
Write down of non-operating facilities and
 related expenses ...................................       (21)    (1,839)
Interest income .....................................        24         18
Other, net ..........................................        (3)         1
                                                        -------    -------
(Loss) income before extraordinary items ............      (269)   $(2,290)
                                                        -------    -------
Extraordinary item ..................................       419          0
Net (loss) income ...................................   $   150    $(2,290)
                                                        =======    =======

LIQUIDITY AND CAPITAL RESOURCES

During the last several fiscal years, the Company has generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on our products, significant non-recurring expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

During the pendency of the Bankruptcy Proceedings, all secured and unsecured claims against and indebtedness of the Company (including accrued and unpaid interest) were stayed in accordance with the Bankruptcy Code while the Company continued its operations as a debtor-in-possession, subject to the control and supervision of the Bankruptcy Court. Because these stays limit cash outflow, the Company, during the pendency of the Bankruptcy Proceedings, realized positive cash flow from ongoing operations. Since the Company emerged from Chapter 11, it has experienced a positive cash flow from recurring operations; however, overall cash flow has been negative due primarily to the necessity to make payments of administrative expenses and unsecured debt payouts arising in connection with the Bankruptcy Proceedings. The foregoing resulted in a decrease in cash and cash equivalents since emergence from Chapter 11.

After giving effect to the Plan of Reorganization, the Company's outstanding liabilities at August 31, 1993, were reduced from approximately $32,069,000 to approximately $6,760,000 and the Company's accumulated deficit was eliminated with a corresponding charge to additional paid in capital.

The Company has incurred a small gain from ongoing operations of approximately $14,000 for the fiscal year ended February 29, 1996 and has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations.

The Company has projected that it will continue to be able to generate sufficient funds to support its ongoing operations. However, the Company must be able to renegotiate its required payments to unsecured creditors, the IRS, the DEP and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company is currently in negotiations with unsecured creditors, the IRS, the DEP and other taxing authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to be able to enter into a factoring arrangement to improve cash flow should the need arise. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, DEP or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

At February 29, 1996 and February 28, 1995 respectively, the Company had cash and cash equivalents of $364,000 (which includes no restricted cash) and $867,000 (which included $394,000 restricted cash for rent and administrative claims in connection with the Bankruptcy Proceedings). The principal cash change was due to the RTC settlement.

At February 29, 1996, the Company had working capital of $1,451,000 as compared with a working capital at February 28, 1995 of $1,203,000. The increase was due primarily to decreases in current liabilities which more than offset the small decrease in current assets. Current assets increased in accounts receivables, inventories and prepaid expenses, and decreased in cash (principally as a result of the settlement of the Company's claim against its former landlord and the payment in cash settlement in connection therewith for which cash has been restricted on the Company's balance sheet) and the amounts due from Vector. The major cash change was due to the RTC settlement.

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in progress, the Company made five of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors in the aggregate amount of approximately $34,711 covered the period March 1, 1995 through February 29, 1996 of approximately $245,173 as required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim and the Company's acquisition of the unsecured claim of Argo Partners, Inc., it is presently estimated that there are an aggregate of approximately $7,095,252 unsecured claim and, accordingly, that the Company is required to pay approximately $3,483,338 (i.e., 35% of $7,095,252) to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000. As of February 29, 1996, of $245,173 due the Company paid to the unsecured creditors $34,711. The Company carries its debt to its unsecured creditors as $102,000 in short-term debt and $1,302,000 as long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000. These payments and the aggregate amounts thereof would also increase proportionately in the event of a default by the Company in its obligations to Ellco Leasing Corporation ("Ellco").

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

During fiscal year 1995, the Company's environmental legal counsel determined that the Environmental Protection Agency the ("EPA") was reassessing all prior Comprehensive Environmental Response, Compensation and Liability Information System sites for National Priority Ranking using the newly adopted ranking formula. The Company's facilities at Riviera Beach and Port Salerno were the subject of such reassessment. After conducting a series of meetings with the State Department of Environmental Protection (the "DEP") and with Region IV EPA officials, the DEP requested that the Riviera Beach site be taken out of the reassessment priority process and, pursuant to both that request and the Company's request, Region IV EPA, according to the responsible DEP official, took both sites out of the reevaluation process and deferred informally further action pending the Company's complying with the requirements of the Consent Final Judgment that it had entered with the Florida Department of Environmental Protection in accordance with its Plan of Reorganization. The Company's former facility in Jupiter, Florida (which was sold in 1982) has been the subject of a preliminary assessment by the EPA during calendar year 1995. The EPA has requested site access from the current owner. The Company's environmental legal counsel has no information concerning the Jupiter facility nor has the Company received any request for information. The Company and its environmental legal counsel cannot assess at this time what the impact of the EPA study will be, if any, on the Company's liability nor when the EPA will complete its study. For a further description of the Company's significant environmental problems, refer to "Item 1 - Business - Bankruptcy Proceedings" and to Note 12 of the accompanying Consolidated Financial Statements.

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno Facility and the Old Riviera Beach Facilities. The costs of these assessments and remediations, estimated at $1,069,000, will be payable from the proceeds of the sale or lease of these properties. The Company is required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date of the Plan of Reorganization to ensure the remediation of these properties in the event the properties are not sold or leased: (i) year 1 - $60,000; (ii) year 2 - $90,000; (iii) year 3 - $120,000;
and (iv) $120,000 per year thereafter until remediation is completed. Any excess of such sale and lease proceeds and such escrows over the cost of assessment and remediation shall be returned to the Company. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and Old Riviera Beach facilities. DEP has concurred that no further soil remediation is required at either property. For details see the Company's Plan of Reorganization and Consent Final Judgment with the Department of Environmental Protection. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and while the negotiations are under way the Company deposits $1,000 per month. As of February 29, 1996, of the $25,000 due in accordance with the Plan, the Company deposited $5,000 into the escrow account.

The proceeds of the sale of the New Riviera Beach Facility would be used to: (1) pay for all outstanding real estate taxes; (2) real estate commissions; (3) legal fees; (4) all miscellaneous costs associated with the sale (i.e., stamps, title insurance, etc.) and (5) cost of relocating equipment and material currently stored in the facility. The Company would like to sell the New Riviera Beach facility in such a manner that the buyer would will assume the Company's obligation to perform the cleanup and will provide the Company with a suitable performance bond to guarantee that the cleanup will be done appropriately or the remaining funds (approximately $410,000-$430,000) will be deposited in the New Riviera Beach environmental escrow account. The Company is then required to perform the clean-up with funds available in the escrow account. Should the cost of clean-up exceed the escrowed amount, the Company will be required to pay any additional funds in accordance with the Consent Final Judgment (see Consent Final Judgment).

On April 17, 1995, the Company entered into an agreement to sell the Old Riviera Beach Facility for $850,000 and accordingly, has wrote down this asset by $1,140,000 to $760,000 which represented the sales price less costs to dispose of the property. (This contract has since been terminated.) The Port Salerno property was written down by $665,000 to $985,000, which is Management's estimate of its net realizable value based upon appraisal information and the proposed fiscal year 1995 contract for sale of the Riviera Beach Facility. These writedowns are reflected in the February 28, 1995 statement. Management is hopeful that both properties can be sold at no cash flow impact to the Company. See Note 13 for discussion of environmental matters related to the Company's non-operating plant facilities.

The Company is required to pay an equipment lessor (Ellco) $255,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date in satisfaction of an allowed claim amounting to approximately $1,214,000. These monthly payments escalate from $3,500 to $6,000 during such four-year term. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of April 30, 1996, the Company had paid Ellco $158,000 meeting all of its then current obligations to Ellco.

Pursuant to the Plan of Reorganization, beginning on the date the Company's net after tax income exceeds $500,000, the Company will be required to pay certain pre-petition creditors 10% of net after tax income until the tenth anniversary of the Effective Date, up to a maximum aggregate of $3,000,000 in such payments. Further, the Company's lease payments (less sublease payments from Vector) for its facilities in West Palm Beach, Florida will increase each year from approximately $255,000 during the current fiscal year in accordance with specified cost of living increases (which shall be no less than 3% nor more than 5% per year).

The Company has satisfied all of the allowed administrative claims and allowed wage claims under the Plan of Reorganization. The Company is required to pay allowed tax claims (to the Internal Revenue Service, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,718,000 (which amount is accrued in the accompanying financial statements including interest). The Company is required to make quarterly payments of allowed tax claims to Palm Beach County according to the following schedules: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is required to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. At February 29, 1996, such amounts include accrued interest totalling $410,000. The Company is required to make payments of allowed tax claims to the IRS of no more than approximately $21,000 per quarter beginning in approximately April 1995 and ending approximately January 2001. The Company is now negotiating with the IRS, Palm Beach County and Martin County to modify these payment plans. The following table indicates the approximate cumulative status of amounts due under Court Plans a of February 29, 1996:

                                   Due                       Paid
                                 --------                  --------
   Martin County .............   $ 24,000                  $  7,957
   Palm Beach County .........    259,000                   154,979
   IRS .......................     84,000                        --

Based upon (i) Management's best information as to current national defense priorities, future defense programs, as well as Management's expectations as to future defense spending; (ii) the market trends signaling an end to the price erosion; and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that its operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, based on these factors and at the current bookings, prices, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that, if the volume and prices of product sales continues as presently anticipated, that the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In addition, the Company is pursuing additional sources of financing. There is no assurance that financing will be available in amounts or upon terms satisfactory to the Company. Further, in appropriate situations, the Company may seek strategic alliances, joint ventures, with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

BOOKINGS AND BACKLOG

During the fiscal year ended February 29, 1996, the Company's net bookings were $7,012,000 in new orders as compared with $7,480,000 for the year ended February 28, 1995, a decrease of 6.3%. This very small decrease is despite an approximate 15% cut in the average sales price per unit, which indicates that the Company would have had to ship 17% more units to achieve the same level of revenues. The price decline was a direct result of highly competitive declining market occupied by the same number of competitors competing for a smaller piece of the federal spending pie. Over the last three months, this trend of declining prices appeared to nearly stabilize to the extent that no more drastic defense cuts are on the horizon and, therefore, the prices will stabilize. However, there can be no assurance that this will indeed be the case. In spite of a 6.3% decrease in orders and a 7.5% increase in shipments compared to the prior year, orders received were higher than shipments by approximately $300,000 thus the Company's backlog increased to $4,300,000 at February 29, 1996 as compared with $4,000,000 as of February 28, 1995, a 7.5% increase. Overall, the Company's position in the market place as is evidenced with the healthy level of bookings which are coming in at a steadier pace than in the past, position the Company at a comfortable base for expansion. However, their can be no assurance that the level of bookings and/or expansion will materialize.

FUTURE PLANS

Due to the Company's current liquidity problems, the Company plans to (a) continue improving operating efficiencies; (b) further reduce overhead expenses;
(c) develop off-shore manufacturing capability utilizing strategic partners and/or sub-contractors. Also, the Company intends to identify lower cost base assembly partners in the Pacific region, thus enhancing the Company's competitive position while reducing costs.

The Company also plans to continue its efforts in selling privately labelled commercial semiconductors and to develop offshore assembly or sub-assembly whether as under contract or strategic alliance arrangements. If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods. The Company may seek to generate such funding through either equity or debt financing. The Company has not made any commitments for any such financing or strategic alliance and there can be no assurance that the Company will be able to consummate any such arrangements should it seek to do so.

INFLATION

The rate of inflation has not had a material effect on the Company's revenues and costs and expenses, and it is not anticipated that inflation will have a material effect on the Company in the near future.

RESULTS OF OPERATIONS
1996 vs. 1995

Net sales for the fiscal year ended February 29, 1996 increased by 7.5% to $6,731,000 versus $6,263,000 during the fiscal year ended February 28, 1995. Such increase was primarily attributable to steady bookings and a strong backlog and the ability to ship more units with less people. Bookings were higher than sales by 4.2%, thus backlog increased from $4,000,000 as of February 28, 1995 to $4,300,000 as of February 29, 1996..

During the year ending February 29, 1996, the Company shipped 3,321,963 units as compared with 2,639,582 units shipped during the year ending February 28, 1995.

During the year ending February 29, 1996, the Company's gross margins were 17.4% as compared to 18.5% for the year ending February 28, 1995. Such a decrease was primarily due to higher material costs and lower average unit sales prices which was a direct result of fierce competition in a declining market due to a decrease in defense spending. During the year ending February 29, 1996, selling, general and administrative expenses as a percentage of sales was 17.2% as compared with 22.4% for the year ending February 28, 1995. Selling, General and Administrative expenses decreased 17.3% to $1,159,000 for the fiscal year ended February 29, 1996 from $1,401,000 for the fiscal year ended February 28, 1995. Such decrease was due primarily to a decrease in legal fees of approximately $107,000, due to lower legal fees and a decrease in selling expenses of approximately $93,000 and in recruiting costs of approximately $65,000.

Total interest expense increased from $244,000 for the fiscal year ended February 28, 1995 to $295,000 for the fiscal year ended February 29, 1996 primarily due to interest being accrued for pre-bankruptcy property taxes and imputed interest expense of $174,000 on amounts due to the unsecured creditors.

The Company settled its dispute with the RTC out of Court on December 15, 1995. Under the terms of the settlement, the Company and S/V Microwave Products, Inc. paid the RTC $325,000 in complete settlement of all the then outstanding rent. The Company has expended approximately $139,000 in legal expenses before settlement has been reached. As a result of the settlement with the RTC, the Company netted a reduction in rent of approximately $239,000 ($563,066 was Solitron's share of back rent less $185,000 it paid in settlement less approximately $138,845 expended for legal and professional fees). In December 1995 a reclassification was made from operating expenses to other expenses of approximately $104,000 for the current year expenses pertaining to the RTC claim; and an extraordinary gain of approximately $264,000 was recorded due to the settlement.

ITEM 7.  FINANCIAL STATEMENTS
         Index to Consolidated Financial Statements

                                                                        Page
                                                                        -----


        Reports of Independent Certified Public Accountants             25-26

        Consolidated Balance Sheet as of
        February 29, 1996                                                  27

        Consolidated Statements of Operations
        for the years ended February 29, 1996 and
        February 28, 1995                                                  28

        Consolidated Statements of Stockholders'
        Equity for the years ended February 29,
        1996 and February 28, 1995                                         29

        Consolidated Statements of Cash Flows for the year
        ended February 29, 1996 and  February 28, 1995                     30

        Notes to Consolidated Financial Statements                      31-45


               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Solitron Devices, Inc.:

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and subsidiaries as of February 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solitron Devices, Inc. and Subsidiaries as of February 29, 1996 and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has certain obligations resulting from its settlement with unsecured creditors and with taxing authorities, the present terms of which it is unable to meet, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Millward & Co.  CPAs
Fort Lauderdale, Florida
April 26, 1996

                    Independent Certified Public Accountants

To the Board of Directors and Stockholders of Solitron Devices, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Solitron Devices, Inc. and subsidiaries for the year ended February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Solitron Devices, Inc. and subsidiaries for the year ended February 28, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has certain obligations resulting from its settlement with unsecured creditors and with taxing authorities, the present terms of which it is unable to meet, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

West Palm Beach, Florida                                        BDO Seidman, LLP
June 7, 1995

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 29, 1996

ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents ..................................   $   364,000
      Accounts receivable, less allowance for doubtful accounts
       of $27,000 ................................................       887,000
      Inventories ................................................     2,079,000
      Prepaid expenses and other current assets ..................       103,000
      Due from Vector ............................................        70,000
                                                                     -----------
         Total current assets ....................................     3,503,000

PROPERTY, PLANT AND EQUIPMENT, net ...............................       773,000
NON-OPERATING PLANT FACILITIES ...................................     1,745,000
DUE FROM VECTOR, less current portion ............................       123,000
OTHER ASSETS .....................................................        83,000
                                                                     -----------
                                                                     $ 6,227,000
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Current maturates of long-term debt ........................   $    66,000
      Current portion of accrued environmental expenses ..........        60,000
      Accounts payable-Post-petition .............................       580,000
      Accounts payable-Pre-petition ..............................       102,000

      Accrued expenses ...........................................     1,183,000
      Accrued Chapter 11 administrative expense ..................        61,000
                                                                     -----------
             Total current liabilities ...........................     2,052,000

LONG-TERM DEBT, less current maturities ..........................        41,000
OTHER LONG-TERM LIABILITIES, net of current portion ..............     3,501,000
                                                                     -----------
TOTAL LABILITIES .................................................     5,594,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, authorized 500,000 shares ..          --

     Common stock, $.01 par value, authorized 10,000,000 shares,
        1,880,011, outstanding ...................................        19,000
     Additional paid-in capital ..................................     2,619,000
     Deficit .....................................................    (2,005,000)
                                                                     -----------
             Total stockholders' equity ..........................       633,000
                                                                     -----------
                                                                     $ 6,227,000
                                                                     ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For The Year    For The Year
                                                       Ended          Ended
                                                    February 29,    February 28,
                                                   -------------   -------------
                                                       1996            1995
                                                      ------          ------
Net sales ........................................ $ 6,731,000    $ 6,263,000
Cost of sales ....................................   5,558,000      5,106,000
                                                   -----------    -----------
Gross profit .....................................   1,173,000      1,157,000
Selling, general and administrative expenses .....   1,159,000      1,401,000
                                                   -----------    -----------
Operating income (loss) ..........................      14,000       (244,000)

Other income (expense):
  Chapter 11 administrative expenses and Fresh Start
   Adjustments ...................................      (2,000)      (155,000)
  Gain on disposal of assets .....................      14,000           --
  Environmental expenses, net of insurance
   recoveries ....................................        --          (29,000)
  Writedown of non-operating facilities
   and related expenses ..........................     (21,000)    (1,839,000)
  Interest expense ...............................    (121,000)      (103,000)
  Interest expense on unsecured creditors claim ..    (174,000)      (141,000)
  IRS settlement .................................        --          202,000
  Interest income ................................      24,000         18,000
  Other, net .....................................      (3,000)         1,000
                                                   -----------    -----------
Other income (expense), net ......................    (283,000)    (2,046,000)
                                                   -----------    -----------
Loss before extraordinary items ..................    (269,000)    (2,290,000)

Extraordinary item:gain on forgiveness of debt ...     419,000           --

    Net  income (loss) ........................... $   150,000    $(2,290,000)
                                                   ===========    ===========

INCOME (LOSS) PER SHARE OF COMMON STOCK:

Loss before extraordinary item ...................        (.13)         (1.10)

Extraordinary item ...............................         .20           --
                                                   -----------    -----------

Net income (loss) per common share ............... $       .07    $     (1.10)
                                                   ===========    ===========

Weighted average number of common shares
 outstanding .....................................   2,082,000      2,082,000
                                                   ===========    ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    For The Year Ended February 29, 1996 and
                                February 28, 1995


                             Common Stock
                          -----------------   Additional   Retained
                          Number of             Paid-in    Earnings
                           Shares    Amount     Capital    (Deficit)    Total
                          ---------  ------   ----------   ---------    -----
Balance, February 28,
 1994................... 1,415,000  $14,000  $2,624,000    $135,000  $2,773,000

Issuance of shares of
 common stock  Pursuant
 to the Plan of
 Reorganization .........  465,000    5,000      (5,000)        --         --

Net loss ................       --       --         --   (2,290,000) (2,290,000)
                         ---------- -------  ----------  ----------  ----------
Balance, February 28,
 1995 .................. 1,880,000  $19,000  $2,619,000  $(2,155,000)  $483,000

Net income .............        --       --          --      150,000    150,000

Balance, February 29,
 1996 .................. 1,880,000  $19,000  $2,619,000  $(2,005,000)  $633,000
                         =========  =======  ==========  ===========   =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  For The Year      For The Year
                                                     Ended             Ended
                                                  February 29,      February 28,
                                                  ------------      ------------
                                                     1996              1995
                                                     ----              ----
Cash flows from operating activities:
 Net income (loss) .............................   $150,000         $(2,290,000)
                                                  ---------         ------------
Adjustments to reconcile net (loss) income to
 net cash provided by (used in) operating
 activities:
 Extraordinary item:forgiveness of debt ........   (419,000)
 Depreciation and amortization .................    234,000             301,000
 Gain on disposal of assets ....................    (14,000)                 --
 Provision for doubtful accounts ...............    (12,000)            (62,000)
 Provision for write-down of property ..........         --           1,805,000
 IRS settlement ................................         --            (202,000)
Decrease (increase) in:
 Accounts receivable ...........................   (143,000)            236,000
 Inventories ...................................   (269,000)            (50,000)
 Prepaid expenses and other  current assets ....    (53,000)             13,000
 Due from Vector ...............................    166,000             (79,000)
 Other assets ..................................      7,000              18,000
Increase (decrease) in:
 Accounts payable ..............................    212,000             (43,000)
 Accounts payable-pre-petition .................    198,000             141,000
 Accrued expenses ..............................   (393,000)            560,000
 Accrued Chapter 11 expenses ...................    (59,000)             65,000
 Accrued environmental expenses ................     (6,000)                 --
 Other long-term liabilities ...................     78,000            (309,000)
                                                  ---------          -----------
  Total adjustments ............................   (473,000)          2,394,000
                                                  ---------          -----------
Net cash provided by (used in) operating
 activities ....................................   (323,000)            104,000
                                                  ---------          -----------
Cash flows from investing activities:
 Proceeds from disposal of assets ..............     61,000                  --
 Purchase of debt from Argo Partners ...........    (40,000)                 --
 Additions to property, plant and equipment ....   (128,000)            (43,000)
                                                  ---------         ------------
Net cash provided by (used in) investing
 activities ....................................   (107,000)            (43,000)
                                                  ---------         ------------
Cash flows from financing activities:
 Payments on capitalized lease obligations .....    (73,000)            (91,000)
                                                  ---------         ------------
 Net cash used in financing activities .........    (73,000)            (91,000)
                                                  ---------         ------------
Net increase (decrease) in cash ................   (503,000)            (30,000)
Cash and cash equivalents at beginning of
 period ........................................    867,000             897,000
                                                  ---------         ------------
Cash and cash equivalents at end of period .....  $ 364,000         $   867,000
                                                  ---------         ------------
Supplemental cash flow disclosures:
 Interest paid .................................  $ 121,000         $   103,000
                                                  ---------         ------------
  Income taxes paid ............................  $      --                  --
                                                  ---------         ------------

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:
The Company considers all investments with a maturity of three months or less at the date of purchase to be cash equivalents for purposes of its statements of cash flows.

Inventories:
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

Property, Plant & Equipment:
Property, plant and equipment are carried at cost. At August 31, 1993, assets on hand were adjusted to fair value required by fresh start reporting. Depreciation, including amortization of capitalized leases, is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 2 to 8 years, for owned assets and over the lease term for capitalized leases.

Non-Operating Plant Facilities:

Facilities which are no longer being utilized for operations are being carried at estimated realizable values not in excess of cost as non current assets. The facilities are not being depreciated.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account. With respect to the trade receivables, most of the Company's products are custom made pursuant to the contracts whose end products are sold to the United States Government. The Company performs ongoing credit evaluations of it's customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations.

Revenue:
Revenue is recognized upon shipment; however, the Company may receive payment of some contracts in advance. When received, these amounts are deferred and are recognized as revenue in the period in which the related products or services are delivered.

Income Taxes:
Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Earnings Per Share:
The per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. For purposes of calculating earnings per share, all shares of common stock issuable pursuant to the terms of the Plan (excluding shares reserved for future issuance under stock option plans) are considered issued and outstanding (2,082,000 shares for the year ended February 29, 1996 and February 28, 1995, respectively) and are included in the calculation of earnings per share for the year ended February 29, 1996 and the year ended February 28, 1995. Options issued to the Company's President are common stock equivalents. Common stock equivalents have been included in the calculation except when their effect would be anti-dilutive.

Recent Pronouncements:
In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of". SFAS 121 becomes effective for fiscal years beginning after December 15, 1995 and addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes this pronouncement will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation". The accounting requirements of SFAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation costs. The Company believes this pronouncement will not have a significant impact on the Company's consolidated financial statements.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Going Concern and Petition in Bankruptcy:

Going Concern
The Company's consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations. The Company must be able to renegotiate its bankruptcy related required payments to unsecured creditors, the Department of Environmental Protection ("DEP"), the Internal Revenue Service ("IRS") and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                   (continued)

The Company is currently in negotiations with unsecured creditors, the DEP, the IRS and other taxing authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to be able to enter into a factoring arrangement to provide additional funding. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations over the next year.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Petition in Bankruptcy On January 24, 1992, Solitron Devices, Inc. and its wholly-owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) (collectively, the "Company"), filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the federal Bankruptcy Code. The Company was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code.

On October 5, 1992, the Company entered into a Purchase Agreement (the "Vector Purchase Agreement") with Vector Trading and Holding Company ("Vector"). The Vector Purchase Agreement was subsequently amended and approved by the Bankruptcy Court in February 1993. The Vector Purchase Agreement provided for a reduction in amounts outstanding under the Company's indebtedness to its primary lender in exchange for certain assets of the Company's Microwave Division including accounts receivable, inventories and equipment, and the assumption of a specified amount of related liabilities as well as the assignment of certain insurance settlement proceeds and the issuance of shares of the Company's common stock. In consideration for the fair market value of the net assets transferred to Vector, the Company's obligation under its indebtedness to its primary lender was reduced by a like amount. In July 1993, the Company reached a settlement with its insurance carrier which was approved by the Bankruptcy Court. Following the approval, insurance proceeds were transferred to Vector, as the Company's primary lender, who subsequently released the Company's assets from all related liens.

The Company also entered into a Sublease and a Shared Services and Equipment Agreement with Vector. These agreements provide (i) for the sublease by Vector of a portion of the Company's West Palm Beach Facility and (ii) that the Company be reimbursed for certain services provided to Vector including, but not limited to, maintenance, computer usage, equipment usage and use of a shared facility. "Due from Vector" in the accompanying consolidated balance sheet primarily represents amounts due for property tax reimbursements agreed to by Vector and rent due under the sublease agreement.

On August 20, 1993 the Company's Plan of Reorganization, as amended and modified (the "Plan"), was confirmed by the Bankruptcy Court and the Company emerged from bankruptcy on August 30, 1993 (August 31, 1993 for financial reporting purposes). The Company filed a motion in bankruptcy court to close the case on February 24, 1996.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2.  Going Concern and Petition in Bankruptcy (continued):

         (a) The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent of their pre-petition claims starting May 31, 1995 following settlements and debt buyback. At February 29, 1996, there are approximately $7,100,000 of allowed unsecured claims, and accordingly, the Company is currently scheduled to pay approximately $2,500,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 29, 1996, the present value of this amount, $1,404,000, is accrued as a pre-petition liability (Note 8) with imputed interest recognized in the Statement of Operations. Certain claims were contested by the Company and their resolution changed total allowed claims. Included in these contested claims was an income tax claim by the State of California amounting to $900,000 for income taxes prior to 1992 which was settled November 30, 1995 for approximately $680,000. (See Note 2(g)). To the extent allowed unsecured claims exceed $8,000,000, the aggregate and monthly payments to unsecured creditors will be increased proportionately up to a maximum of $35,000 per month.

         (b) The Company was required to pay an equipment lessor (Ellco) $255,000 plus interest at 6% per annum (Note 6) in monthly payments over a four-year period beginning on the Effective Date in satisfaction of an allowed claim amounting to approximately $1,214,000. As of February 29, 1996, the Company has an outstanding balance of $107,000 plus interest remaining due on this claim. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35 percent of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan.

          (c) The Company received releases of substantially all liens on its assets and properties existing as of August 31, 1993. However, in accordance with the Plan, certain former creditors have been granted primary liens on certain of the Company's equipment and the holders of unsecured claims shall be granted a lien on all of the Company's equipment. As of May 31, 1995, the Company has paid off all of these equipment leases and the only remaining lease holder is Ellco.

         (d) The Company transferred to a secured lender ("First Union") the real property known as the New Riviera Beach Facility and granted to the lender a non-exclusive perpetual easement for the use of approximately 125 parking spaces on the adjacent real property owned by the Company in satisfaction of the lender's allowed claim of $3,170,000. The remaining $300,000 balance was treated as an unsecured claim and included in accounts payable pre-petition at February 29, 1996.

         (e) Beginning on the later of (i) the payment of all administrative claims and all unsecured claims, but not later than 18 months after the Effective Date and (ii) the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector, 5% of its net after tax income until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector.

         (f) The Company is required to remediate its non-operating facilities located in Port Salerno and Riviera Beach, Florida. The monies to be utilized to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan, unless approved by the "DEP", neither the Riviera Beach Facility nor the Port Salerno Facility will be sold unless the price for such property equals or exceeds the lesser of
(i) 75% of its appraised value or (ii) the

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2.  Going Concern and Petition in Bankruptcy (continued):

estimated cost of its remediation. Further, pursuant to the Plan, a lessee or purchaser of either of these facilities would not be liable for existing environmental problems. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995: (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company is negotiating with the DEP to modify the payment schedule and while negotiations are under way, the Company is making payments at the rate of $1,000 per month. As of February 29, 1996, the Company deposited $5,000 into the escrow accounts. (Note 12).

         (g) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,718,000 (which amount is included in the accompanying consolidated financial statements (Note 8), including interest). The Company was required to start making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is negotiating with Palm Beach County to reschedule these payments. The Company has entered into an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in October 1994. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. The difference between this amount and the $603,000, which was accrued as of February 28, 1994, is included in the 1995 Statement of Operations. The Company was expected to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 for per quarter beginning in approximately April 1995 and ending in approximately January 2001. The Company is negotiating with the IRS to reschedule these payments and has not started making these payments. These tax claims do not include an unsecured claim (Note 2(a) by the State of California for approximately $900,000 for income taxes for years prior to 1982. Solitron disputed the extent of the State of California's claim. An objection to the State of California's claim has been filed, and was settled November 30, 1995 for approximately $680,000. The Company's carrying value of approximately 35% of the original claim was adjusted and is included in extraordinary items.

The Plan provides for the distribution of common stock of the Company such that, post-petition, the Company's common stock will be held as follows:

             Party-In-Interest                          Common Stock
             -----------------                          ------------
             Vector                                          25%
             Unsecured Creditors                             40%
             Company's President                             10%
             Pre-Petition Stockholders                       20%
             Reserved for future issuance under an
              employee stock incentive plan                   5%1/
                                                            ----
                                                            100%
                                                            ====

             __________
             1/ To be issued based upon the terms and conditions of the Plan at the discretion of the Board of Directors.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2.  Going Concern and Petition in Bankruptcy (continued):

On October 4, 1994, the Company and Vector agreed that Vector's 25% stock would be distributed among the following parties. Among these parties, Inversiones Globales will not be subject to the voting restrictions, while the balance of the parties will continue to be subjected to the voting restrictions as long as they or their affiliates hold Solitron stock.

                                                                       Shares
                                                                       ------
    Inversiones Globales, S.A.                        12.50%           273,943
    Services Finance Corporation                       3.51%            77,037
    Trans-Resources, Inc.                              3.51%            77,037
    AHI Drilling, Inc.                                 3.51%            77,037
    Cointrol Credit Company                            0.93%            20,095
    Martin & Associates Management Consultants         1.04%            22,737
                                                      ------          --------
                                                      25.00%           547,886
                                                      ======           =======

Effective August 30, 1993 (August 31, 1993 for financial reporting purposes), the Company adopted "Fresh Start Reporting" in accordance with the Statement of Position 90-7 entitled "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code" because holders of the existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value immediately before the date of confirmation is less than the total of all post petition liabilities and allowed claims. The reorganization value of the Company was based on appraised values of non-current assets and carrying values of current assets and approximates the market value of the Company at August 31, 1993 determined by reference to the quoted market price of the Company's common stock at that date. Use of this method shows the effects of adjustments on assets and liabilities as well as the forgiveness of debt on the predecessor company's final consolidated statement of operations. In addition, the reorganized company's financial statements at that time reflected no beginning retained earnings or deficit.

Adjustments to reflect the use of this are as follows:

    Net adjustment to increase to fair  value  the
     historical amount of fixed assets and
     non-operating plant facilities                        $ 1,304,000

    Total debt forgiveness                                 $14,075,000

    Prior accumulated deficit eliminated                   $25,840,000

Accordingly, the Company's consolidated financial statements prior to August 31, 1993 are not comparable to subsequent periods.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2.  Going Concern - 1995

The Company's consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities as they become due. The Company has incurred losses from ongoing operations of $244,000 for the fiscal year ended February 28, 1995 and has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations.

The Company has projected that it will be able to generate sufficient funds to support its ongoing operations. However, the Company must be able to renegotiate its bankruptcy related required payments to unsecured creditors, the IRS and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company is currently in negotiations with unsecured creditors, DEP, the IRS and other tax authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to be able to enter into a factoring arrangement to provide additional funding. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Inventories:

As of February 29, 1996, inventories consist of the following:

         Raw Materials                                 1,063,000
         Work-In-Process and Finished Goods            1,016,000
                                                      ----------
                                                      $2,079,000
                                                      ==========

4.  Property, Plant and Equipment:

As of February 29, 1996, property, plant and equipment consists of the following:

         Building Improvements                         $  576,000
         Machinery and Equipment                          862,000
                                                       ----------
                                                       $1,438,000

           Less Accumulated Depreciation
            and Amortization                              665,000
                                                       ----------
                                                       $  773,000
                                                       ==========
         Non-operating Plant Facilities                $1,745,000
                                                       ==========

Non-operating plant facilities at February 29, 1996 represent the Company's Port Salerno facility and Riviera Beach microwave plant (the Old Riviera Beach Facility), both of which are no longer being used in operations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Depreciation expense was $234,000 and $301,000 for 1996 and 1995, respectively.

5.  Accrued Expenses:

As of February 29, 1996, accrued expenses consist of the following:

         Payroll and related employee benefits               $  251,000
         Property taxes                                         427,000
         IRS tax claim                                          101,000
         Other liabilities                                      120,000
         Customer Advances                                      110,000
         Interest Payable                                       174,000
                                                              ------------
                                                             $1,183,000

6.  Financial Instruments:

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash - Fair value was considered to be the same as the carrying amount.

Receivables - The Company believes that in the aggregate, the carrying value of the receivables was not materially different from the fair value.

Long-term debt - The carrying amount of floating-rate long-term debt was assumed to approximate its fair value.

7.  Long-Term Debt:

As of February 29, 1996, long-term debt consists of the following:

         6% equipment finance agreements
         due in monthly installments, with
         scheduled maturities through September 1997          $107,000

         Less current maturities                               (66,000)
                                                              --------
                                                              $ 41,000
                                                              --------

Contractual payment requirements on all debt balances are as follows:

         Year Ending
         February 28/29                               Total
         --------------                              --------
             1997                                    $ 66,000
             1998                                      41,000
                                                     --------
                                                     $107,000
                                                     ========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8.  Other Long-Term Liabilities:

As of February 29, 1996, other Long-term liabilities consists of the following:

         Accrued Environmental Expenses                       $1,069,000
         Accounts Payable-Pre-petition                         1,404,000
         IRS Tax Claim                                           410,000
         County Property Tax Payable                           1,308,000
                                                              ----------
                                                              $4,191,000
         Less Current Portion                                   (690,000)
                                                              ----------
                                                              $3,501,000
                                                              ==========

The current portion of the long-term liabilities is in the amount of $690,000 consists of accrued environmental expenses of $60,000, accounts payable pre-petition of $102,000, IRS tax claim of $101,000 and County property tax payable of $427,000, the latter two being included in accrued expenses.

Contractual or estimated  payment  requirements on other  long-term  liabilities
including  amounts  representing   interest  during  the  next  five  years  and
thereafter are as follows:

          Year Ending
          February 28/29                                        Total
          --------------                                     ----------
             1997                                            $  813,000
             1998                                               857,000
             1999                                               882,000
             2000                                               897,000
             2001                                               375,000
             thereafter                                       1,697,000
                                                             ----------
                                                              5,521,000
Less amount representing interest                            (1,248,000)
                                                             ----------
                                                             $4,273,000
                                                             ==========

Imputed interest expense for fiscal year ended February 29, 1996 and February 28, 1995 amounted to $174,000 and $141,000, respectively relates to accounts payable pre-petition.

9.  Income Taxes:

At February 29, 1996, the Company has net operating loss carryforwards of approximately $10,500,000 that expires through 2010. Such net operating losses are available to offset future table income, if any. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Deferred tax assets are comprised of the following at February 29, 1996:

Depreciation and property basis adjustments                 $    20,000
Loss carryforwards                                            3,951,000
Environmental Reserve                                           404,000
Accounts Receivable Reserve                                      10,000
Inventory tax reserves                                        4,935,000
                                                             ----------
Gross deferred tax asset                                      9,320,000
Deferred tax asset valuation allowance                       (9,320,000)
                                                             ----------
Net deferred tax asset                                              --
                                                             ----------
    Net                                                     $       --
                                                             ----------

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) in 1996 is as follows. There was no provision for 1995.

    Income Tax Provision at
     Federal Statutory Rates                              $  51,000
    State Taxes                                               5,000
    Utilization of Net Operating Loss Carryforward          (56,000)
                                                          ---------
       Income Tax Provision                               $      --
                                                          =========
10.  Stock Option Plans:

During 1987, the Company adopted the 1987 Stock Option Plan which, as amended, provided for the grant of incentive stock options, non-qualified stock options, tandem stock appreciation rights and stock appreciation rights exercisable in conjunction with stock options to purchase up to an aggregate of 70,000 shares of the Company's common stock through September 1997.

Pursuant to the Plan of Reorganization, all outstanding options granted under the 1981 Incentive Stock Option Plan and under the 1987 Stock Option Plan were terminated as of August 31, 1993, with the following exception:

On October 20, 1992, the Company's current President was issued an option to purchase 4% of the outstanding shares of the Company's common stock at an aggregate exercise price of $98,400 (representing market value as of the date of the grant) pursuant to an Incentive Stock Option Agreement (the "Agreement") issued under the Company's 1987 Stock Option Plan. Pursuant to the terms of the Agreement, the number of shares subject to this option will be increased (and the exercise price per share will be proportionately decreased so that the aggregate exercise price will remain unchanged) so that the number of shares issuable in connection with this option will be equal to four percent of all shares issued and outstanding after giving effect to all issuances contemplated by the Plan. One quarter of all such options vest and become exercisable on each of the first four anniversaries of the date of grant. The options expire in 2002.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                   (continued)

10.  Stock Option Plans (continued):

Effective August 20, 1993, the Company's President was issued an option to purchase an additional four percent of the common stock on a fully-diluted basis giving effect to all shares issuable pursuant to the Plan for an aggregate exercise price of $120,300. However, as additional shares are issued in connection with the Plan, the exercise price shall be reduced proportionately so that the aggregate exercise price will remain unchanged. One quarter of all such options vest and become exercisable on each of the first four anniversaries of the date of grant. The options expire in 2003.

Accordingly, pursuant to the provisions of the above stock option grants, the Company's President is entitled to purchase 8% of the common stock of the Company (175,636 shares based on the total amount of common shares issuable pursuant to the Plan) for an aggregate exercise price of $218,700.

11.  Benefit Plans:

Profit Sharing Plan:
The Company has a 401K and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after one year of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 29, 1996 and February 28, 1995.

12.  Export Sales and Major Customers:

The  Company   designs,   develops,   manufactures   and   markets   solid-state
semiconductor components and related devices primarily for the military and aerospace markets.

Revenues from domestic and export sales to unaffiliated customers are as follows (dollars in thousands)*:

                          Fiscal Year                     Fiscal Year
                             Ended                           Ended
                          February 29,                    February 28,
                              1996                             1995
                              ----                             ----
Export sales:
   Europe                     $  328                          $  329
   Canada and Latin America       49                               5
   Far East and Middle East      187                             318
United States                  6,167                           5,611
                               -----                          ------
                              $6,731                         $ 6,263
                             =======                         =======

*All of the Company's domestic and foreign transactions are done in U.S. dollars.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.  Export Sales and Major Customers (continued):

Sales to the Company's top three customers accounted for 35% of the Company's net sales for the year ended February 29, 1996 as compared with 29% of the Company's net sales for the year ended February 28, 1995. Sales to unaffiliated customers aggregating 10% or more of net sales are presented below:


                   Fiscal Year                   Fiscal Year
                     Ended                         Ended
                   February 29,                  February 28,
                      1996                         1995
                      ----                         ----
Hughes               21.2%                        15.4%

13.  Commitments and Contingencies:

Employment and Consulting Agreements:
In February 1993, the Company entered into an employment agreement with its President which provides, among other things, for annual compensation of $140,000 plus cost of living increases through August 30, 1998.

Environmental Matters:
As a result of audits by the DEP principally conducted as early as 1986, it was determined that chemical discharges occurred at several of the Company's locations for which clean up or other actions were required. Management of the Company believes that clean up and monitoring is still required at three locations: one licensed treatment facility to which the Company shipped hazardous waste, the Company's Port Salerno location and the Company's Old Riviera Beach facility.

In addition to the matters described in the preceding paragraph, testing of monitoring wells installed by the Company at the Company's Port Salerno location has revealed that groundwater contamination extends off-site. After notification to DEP of the off-site contamination, the State Division of Health tested certain private residential wells and requested the Company supply bottled drinking water to seven families which use four of the private wells in the area. The Company complied with this request. Public water supply was thereafter extended to serve these properties the cost of which was reimbursed to DEP by the Company in the amount of $200,000. Other private wells nearby may also be affected, and, in such case the Company will then extend public water supply to affected homes.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

13.  Commitments and Contingencies (continued):

The Plan of Reorganization provides a plan for the future remediation of the Old Riviera Beach location and the Port Salerno location. The Plan of Reorganization provides for, among other things, the following: (1) the Company reimburse DEP $200,000 for providing water lines to serve properties affected by the groundwater contamination from the Port Salerno site. This amount was paid , pursuant to the provision of the Plan, as an administrative expense to DEP during the year ended February 28, 1993; (2) remediate site soils and groundwater at the Port Salerno location; (3) remediate groundwater contamination at the Old Riviera Beach property and 4) pay a final judgment of $103,000 to DEP representing the balance of penalties owed at August 31, 1993 as a result of the March 9, 1990 agreement. This amount was included in amounts payable to unsecured creditors and accordingly, is subject to the same payment terms and conditions as the Company's general unsecured creditors. Additionally, the Company's $583,000 obligation to the City was classified as an unsecured claim at August 31, 1993.

Since entry of the Consent Final Judgment, the Company's consultant submitted a plan for further soils assessment at the Riviera Beach and Port Salerno facilities, received approval thereof and of its Quality Assurance Plan, and, after soil testing and filing an assessment report reporting their data, received DEP approval of the report's conclusion that no further soils remediation is required at either facility.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the Old Riviera Beach property. These amounts have been accrued for in the balance sheet as of February 29, 1996. The accrual balance is approximately $1,069,000.

Pursuant to the Plan, the Company will sell or lease the two properties and utilize the proceeds to remediate both sites. If funds to clean the sites are not available within twenty-four months from October, 1993, the Company is required to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month; 2) $7,500 per month beginning on the 37th month; and 3) $10,000 per month beginning on the 49th month. This funding will be suspended when total amounts paid reach 125% of the estimated remediation costs. The Company is negotiating with DEP to modify this payment schedule. While these negotiations are under way, the Company is making monthly payments of $1,000 per month into the escrow account. As of February 29, 1996 the Company deposited $5,000 into the escrow account.

On April 17, 1995, the Company entered into an agreement to sell the Riviera Beach Facility. Under the terms of the agreement, the DEP was reviewing this contract and had until July 2, 1995 to approve it as stipulated by the Consent Agreement. The DEP granted its approval of the sale on August 16, 1995. The sale price was $850,000, and after payment of existing taxes, brokerage and attorneys' fees, certain moving costs and other expenses, the proceeds were to provide approximately $410,000 to $430,000 for the escrow account to complete groundwater remediation at the Riviera Beach site. Once the DEP approved the sale, it was required to request the EPA to remove the site from the EPA site-screening process for possible National Priority List listing. The Region IV Administrator of the EPA has verbally assured counsel for the Company that the EPA will honor such request. The prospective purchaser then has an additional 30 days to inspect the environmental conditions of the sale. If the purchaser was satisfied, the contract called for a closing within 30 days thereafter. By the time the DEP approved the sale, the buyer lost its ability to continue with the purchase of the facility. There are several new parties interested in purchasing the Riviera Beach Facility.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

13.  Commitments and Contingencies (continued):

During fiscal year ended February 28, 1995, the Company's environmental legal counsel determined that the Environmental Protection Agency (the "EPA") was reassessing all prior Comprehensive Environmental Response, Compensation and Liability Information System site for National Priority Ranking using the newly adopted ranking formula. The Company's facilities at Riviera Beach and Port Salerno were the subject of such reassessment. After conducting a series of meetings with the State Department of Environmental Protection (the "DEP") and with Region IV EPA officials, the DEP requested that the Riviera Beach site be taken out of the reevaluation process and, pursuant to both that request and the Company's request, Region IV EPA, according to the responsible DEP official, took both sites out of the reevaluation process and deferred informally further action pending the Company's complying with the requirements of the Consent Final Judgment that it had entered with the Florida Department of Environmental Protection in accordance with its Plan of Reorganization. The Company's former facility in Jupiter, Florida (which was sold in 1982) has been the subject of a preliminary assessment by the EPA during fiscal year 1995. The EPA has requested site access from the current owner. The Company's environmental legal counsel has no information concerning the Jupiter facility nor has the Company received any request for information. The Company and its environmental legal counsel cannot assess at this time what the impact of the EPA study will be, if any, on the Company's liability nor when the EPA will complete its study.

The Company has been named as a potentially responsible party at a Nuclear Disposal Facility located in Kentucky (Maxey Flats). During fiscal year 1995, the Company, along with other responsible parties has signed a de-minimis agreement to settle the case. Under the agreement, the Company will be reimbursed approximately $1,200 which does not materially affect the Company.

Accordingly, as a result of the above, the Company's initial accrual for environmental claims was reduced by approximately $777,000 as of August 31, 1993, which amount has been included in environmental expenses net of insurance recoveries in the accompanying statement of operations for the six months ended August 31, 1993. The Company's current reserve for environmental claims is approximately $1,069,000 as of February 29, 1996.

Amounts expensed for environmental expenses were $0.00 for the year ended February 29, 1996 as compared with $29,000 for the year ended February 28, 1995. However, $5,000 was paid from the accrual to an escrow account for the Department of Environmental Regulation.

Operating Leases:

The Company has entered into a lease agreement for its production facility. The lease has a 10 year term expiring in the year 2001. Future minimum lease payments for all non-cancelable operating leases are as follows:

         Year Ending February 28/29                    Amount
         --------------------------                    ------
                 1997                                  232,000
                 1998                                  236,000
                 1999                                  240,000
                 2000                                  245,000
                 Thereafter                            460,000
                                                    ----------
                     Total                          $1,413,000
                                                    ==========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

13.  Commitments and Contingencies (continued):

Total rent expense was $ 331,000 for the year ended February 29, 1996 as compared with $276,000 for the year ended February 28, 1995.

In connection with the Vector Purchase Agreement, the Company entered into a sublease agreement whereby Vector has agreed to reimburse the Company for one-third of the above noted rental obligations in exchange for Vector's use of approximately one-third of the facility.

14.  Reverse Stock Split:

On September 28, 1993, the Board of Directors of the Company declared a one-for-ten reverse stock split of the Company's common stock, which became effective October 12, 1993 and has been given effect to in the accompanying consolidated financial statements.

15.  Extraordinary Item

The extraordinary gain of $419,000 ($.20 per share), results from the Company's arrangement to renegotiate and restructure it's prior rental commitments with the RTC in the amount of $264,000 and the renegotiation and settlement of pre-petition liabilities in the amount of $155,000.

The Company settled its dispute with the RTC out of Court on December 15, 1995. Under the terms of the settlement, the Company and S/V Microwave Products, Inc. paid the RTC $325,000 in complete settlement of all the then outstanding rent. The Company has expended approximately $139,000 in legal expenses before settlement has been reached. As a result of the settlement with the RTC, the Company netted a reduction in rent of approximately $239,000 ($563,066 was Solitron's share of back rent less $185,000 it paid in settlement less approximately $139,000 expended for legal and professional fees). In December 1995 a reclassification was made from operating expenses to other expenses of approximately $104,000 for the current year expenses pertaining to the RTC claim; and an extraordinary gain of approximately $264,000 was recorded due to the settlement.

On December 15, 1995, the Company and Argo Partners, Inc. an unsecured creditor have reached an agreement under which Solitron Devices, Inc. has acquired Argo Partners' unsecured debt of approximately $695,000 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the acquisition, Argo Partners received payment of approximately $1,297 from the Company as part of several distributions to unsecured creditors. Thus, Solitron Devices, Inc. recognized in December 1995 and extraordinary gain of approximately $98,740 due to the debt being carried on the books at a discounted amount.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

BDO Seidman , LLP (the "Accountants"), the Registrant's independent certified public accountants, were dismissed by the Registrant on February 12, 1996. The decision to dismiss the Accountants was made by the Board of Directors of the Registrant.

The Accountants' report on the Registrant's consolidated balance sheets for the fiscal year February 28, 1995 and the related consolidated statements of operations, stockholder equity and of cash flows for the two years then ended, contained an explanatory paragraph regarding the substantial doubt about the Registrant's ability to continue as a going concern due to the Registrant's Chapter 11 filing and operating losses and its lack of liquidity and capital resources.

During the Registrant's fiscal years ended February 28, 1995 and February 28, 1994 and the interim period preceding this dismissal, there were no disagreements with the Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Accountants, would have caused the Accountants to make a reference to the subject matter of the disagreements in connection with its reports.

The Registrant has authorized the Accountants to respond fully to the inquiries of any successor accountant concerning the subject matter described in the foregoing paragraph.

On February 12, 1996, the Registrant engaged the firm of Millward and Co. as its new independent accountant. During the fiscal years ended February 28, 1995 and February 28, 1994 and through February 12, 1996, the Registrant did not consult with Millward & Co. on items including, but not limited to, those which were (1) subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the Accountants as described in Regulation S-B Item 304(a)
(2).

Item 7.  Financial Statements and Exhibits:

         Exhibit A - Letter of BDO Seidman, LLP - attached herewith.

                                    EXHIBIT A

February 14, 1996

Securities and Exchange Commission 450 5th Street, N.W.
Washington, D.C. 20549

Gentlemen:

We have been furnished with a copy of the response to Item 4 of the Form 8-K for the event that occurred on February 12, 1996, to be filed by our former client, Solitron Devices, Inc. We agree with the statements made in response to that
Item insofar as they relate to our firm.

Very truly yours,

_______________________
/s/ BDO Seidman, LLP

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age and position of the directors and executive officers of the Company. The table below also sets forth the year in which each of such directors was first elected to the Board and the year in which the term of each of such directors expires. All of the then existing directors of the Company, other than Shevach Saraf, resigned as of the Effective Date. Pursuant to the Plan of Reorganization, the creditors committee submitted to the Board of Directors three candidates, from which Anthony Parillo, Jr. was selected as a member of the Board of Directors. Pursuant to the Company's Bylaws, the Board of Directors filled two additional vacancies on the Board of Directors by appointing Peter Chiasson and Sam Robinson. In October 1993, Robert Adler, who became a director in September 1993, resigned from the Board of Directors. In April 1994, Sam Robinson resigned from the Board of Directors. On November 7, 1994 Peter Chiasson resigned from the Board of Directors. In January 1996, Anthony Parillo, Jr. and Robert Perfetto, who both became Directors in 1993, resigned from the Board of Directors. The Company is now actively seeking to fill these vacancies. Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes, each of which consists of (as nearly as may be possible) one third of the directors. Directors are elected for three year terms. Class I, Class II and Class III directors' terms expire in 1996, 1994 and 1995, respectively. Pursuant to the Plan of Reorganization, all shares of Common Stock issued to Vector original participants and to the holders of allowed unsecured claims must be voted for all purposes (including the election of members of the Board of Directors) as directed by the Board of Directors. Pursuant to the Plan of Reorganization, Vector will own 25% and the holders of allowed unsecured claims will own an aggregate of 40% of all shares of Common Stock issuable pursuant to the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted prior to the Effective Date). On October 4, 1994, the Company and Vector agreed that 25% of Vector's stock would be redistributed between six parties (see Note 2 the Consolidation Financial Statements). Five original Vector participants continue to be subject to the voting restrictions as long as they or their affiliates hold Solitron stock.


                                                        Year
                                                        First        Term As
                                                        Became       Director
Name                  Age  Position with Solitron      Director      Expires(3)
- ----                  ---  ----------------------      --------      ----------
Shevach                    Chairman of the Board,        1992          1995
Saraf                 54   Chief Executive Officer,
                           President and Treasurer

Robert Perfetto(1)    67                                 1993          1996

Anthony
 Parillo, Jr.(2)      49   Secretary                     1993          1994

________________________
(1)  Resigned in January 1996.
(2)  Resigned in January  1996.
(3) A Director's term expires at the first annual meeting of shareholders during or after the year indicated.

Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992 and Chairman of the Board since September 1993. Formerly, he was Vice President of Operations and a member of the Board of Directors of Image Graphics, Inc., a military and commercial electron beam recorder manufacturer. Previous to Image Graphics, Inc. he was President of Value Adding Services, a management consulting services firm.

Committees of the Board

The Audit Committee provides assistance to the Board of Directors in fulfilling its responsibilities relating to corporate accounting and reporting practices and maintains a direct line of communication among the directors, the Company's internal accounting staff and the Company's independent accountants. In addition, the Audit Committee confers with the Company's independent accountants to review the plan and scope of their proposed audit as well as their findings and recommendations upon the completion of the audit. The members of the Audit Committee were Messrs. Parillo and Perfetto until their resignation. During the year ended February 29, 1996, the Audit Committee met one time.

The Stock Option Committee is responsible for the granting of options under the Company's employee Stock Option Plan. Messrs. Parillo and Perfetto were members of the Stock Option Committee until their resignation. During the year ended February 29, 1996, the Stock Option Committee held no meetings.

Messrs. Perfetto and Parillo served on the Compensation Committee until their resignation. Mr. Saraf serves on the Nominating Committee. Messrs. Saraf and Perfetto (until his resignation) served on the Executive Committee. Messrs. Perfetto, and Parillo served on the Capital Formation/Acquisition Committee until their resignation. None of these committees met during the year ended February 29, 1996.

During the year ended February 29, 1996, the Board of Directors met 10 times, and each director attended at least 75% of the meetings held during the period he was a director.

As of February 29, 1996,  Mr. Saraf was the sole member of the Audit  Committee,
Executive  Committee,   Nominating  Committee  and  all  other  committees  were
dissolved.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent shareholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers and ten percent shareholders are required to furnish the Company with copies of all
Section 16(a) forms they file. Although the Company has been unable to obtain written representations with respect to the filing of Section 16(a) reports from former directors and executive officers, based upon a review of the copies of
Section 16(a) filings furnished to the Company and written representations from the Company's current executive officers and directors, the Company believes that during the fiscal year ended February 29, 1996 directors and executive officers of the Company complied with Section 16(a) filing requirements applicable to them; except that Messrs. Parillo and Perfetto failed to make the appropriate filings upon their resignations as members of the Board of Directors. Neither Vector nor Inversiones Globales, S.A. have made any filings under Section 16(a). On April 18, 1996 the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit complied with the requirement of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 29, 1996, February 28, 1995, February 28, 1994:

                                                                                            Long-Term Compensation
                                                                                   -------------------------------------
                                              Annual Compensation                  Awards          Payouts
                                              -------------------                  ------          -------
                                   Year                          Other
                                  Ended                          Annual     Restricted                         All Other
    Name and                     February                        Compen-      Stock     Options/     LTIP      Compensa-
Principal Position(1)              28/29   Salary($)  Bonus($)   sation($)   Awards($)   SARs(#)   Payouts($)   tion($)
- ---------------------            --------  ---------  --------   ---------  ----------  --------   ----------  ---------

Shevach Saraf ..................  1994     141,309         0     17,081(3)         0    17,500(6)         0    36,708(7)
Chairman of the Board, .........  1995     123,308         0      7,676            0         0            0         0
Chief Executive Officer ........  1996     132,462    53,680          0            0         0            0         0
President and Treasurer(2)(4)(5)

_____________________

(1) Except for the Chief Executive Officer, no executive officer of the Company received any compensation for acting in such capacity and, therefore, none are included herein. Reflects one-for-ten reverse stock split effective October 12, 1993.

(2) Shevach Saraf has been President of the Company since November, 1992, Chief Executive Officer since December, 1992 and Chairman of the Board since September, 1993.

(3) Mr. Saraf received this sum from the Company to cover the projected amount of income tax that he would incur in connection with the shares of Common Stock granted to him pursuant to the terms of his Employment Agreement, described below. (See 4.)

(4) On June 12, 1993, Mr. Saraf received 48,803 shares of the Company's Common Stock pursuant to the terms of his Employment Agreement, described below. Pursuant to the terms of his Employment Agreement with the Company, Mr. Saraf has been and will be issued additional shares of Solitron's Common Stock so that the number of shares issued to him equals 10% of all shares of Common Stock issued and outstanding after giving effect to all issuances contemplated by the Plan of Reorganization (other than issuances pursuant to the exercise of stock options by Mr. Saraf, as described below). After the issuance of all shares of Common Stock contemplated in the Plan of Reorganization, Mr. Saraf has received an aggregate of 219,155 shares of Common Stock pursuant to this provision of his Employment Agreement. The per share closing price on June 12, 1993, as reported on the New York Stock Exchange, was $5.00 per share. If dividends are declared with respect to Common Stock, they will be paid with respect to all such shares.


(5) On October 20, 1992, Mr. Saraf was issued an option to purchase 95,284 shares of the Company's Common Stock at an exercise price of $5.625 per share, pursuant to an Incentive Stock Option Agreement issued under the Company's 1987 Stock Option Plan. As of the date of that Agreement, 95,284 shares represented approximately four percent of the Company's outstanding Common Stock. Pursuant to the terms of such Agreement, the number of shares subject to such option will be increased (and the exercise price per share will be proportionately decreased so that the aggregate exercise price will remain unchanged) so that the number of shares issuable in connection therewith will be equal to four percent of all shares issued and outstanding after giving effect to all issuances contemplated by the Plan of Reorganization. After the issuance of all shares of Common Stock contemplated by the Plan of Reorganization, there will be 2,191,545 shares outstanding and this option will entitle Mr. Saraf to purchase approximately 109,577 shares. One quarter of all such options vest on each of the four anniversaries of the date of grant.

(6) Effective August 20, 1993, Mr. Saraf was issued an additional option to purchase an additional four percent of the Common Stock on a fully-diluted basis giving effect to all shares issuable pursuant to the Plan of Reorganization. As of August 20, 1993, four percent of the outstanding Common Stock was equal to 95,284 shares. After the issuance of all shares of Common stock contemplated by the Plan of Reorganization, this option will entitle Mr. Saraf to purchase approximately 95,284 shares. These options are exercisable at a price of $6.875 per share; provided, however, that as additional shares are issued in connection with the above-referenced anti-dilution provisions, the exercise price shall be reduced proportionately so that the aggregate exercise price will remain unchanged. One quarter of all such options vest on each of the four anniversaries of their date of grant.

(7) Includes payments by the Company for Mr. Saraf's car allowance, relocation costs, COBRA insurance payments, and reimbursement of legal fees incurred in connection with his Employment Agreement with the Company. Includes $7,309 of deferred compensation.

Shevach Saraf is a party to an Employment Agreement with the Company, which provides, among other things, for minimum annual compensation of $140,000, the grant of incentive stock options to purchase 4% of the shares of the Company's Common Stock on a fully diluted basis, and the issuance of shares of the Company's Common Stock representing 10% of the outstanding Common Stock on a fully-diluted basis. This grant of stock options is in addition to the other stock options previously granted to Mr. Saraf, in October, 1992. The Employment Agreement prohibits Mr. Saraf from competing with the Company during his employment and for one year thereafter. The Employment Agreement expires on August 30, 1998.

Executive officers of the Company may also participate in the Company's 1987 Stock Option Plan, the Company's Deferred Compensation Plan and the Company's Employee 401-K and Profit Sharing Plan (the "Profit Sharing Plan"). During the fiscal year ended February 29, 1996, no amounts were deferred by executive officers under the Company's Deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

Option/SAR Grants Table

No Stock options were granted during the fiscal year ended February 29, 1996. Certain stock options granted at a meeting of the Board of Directors held on March 14, 1994 were issuable upon the condition that the shareholders approved such issuance prior to March 14, 1995. As a result of a lack of shareholder approval prior to this date, all such option grants are void. No awards were made under any long term plan during fiscal year end February 29, 1996. The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 29, 1996 held by the Company's Chief Executive Officer. The Company's Chief Executive Officer did not exercise any stock options during the fiscal year ended February 29, 1996.

                                                                                  Value of Unexercsed
In-The-Money                 Shares                  Number of Unexercised            In the Money
Name and                   Acquired or    Value         Options Held at              Options Held at
Principal Position         Exercised(#)  Received      Fiscal Year End(#)           Fiscal Year End($)
- ------------------         ------------  --------    ----------------------       --------------------
                                                   Exercisable  Unexercisable  Exercisable   Uexercisable
                                                   -----------  -------------  -----------   ------------
Shevach Saraf,
Chairman of the Board,
Chief Executive Officer,
President and Treasurer       -0-           -0-     119,105(1)      71,463(1)      -0-            -0-

_____________
(1) Subject to applicable anti-dilution provisons.

Director Remuneration

Each director who is not employed by the Company receives $750 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company. Total fees paid to all directors for attendance at Board and committee meetings amounted to $14,000 for the fiscal year ended February 29, 1996.

Compensation Committee Interlocks and Insider Participation

From March until September 1993, the Company's Board of Directors served as its Compensation Committee, and all members of the Board of Directors participated in compensation decisions during that period. In September, 1993, Messrs. Perfetto, Chiasson and Parillo were appointed to the Compensation Committee of the Board of Directors. Mr. Parillo is a member of the Compensation Committee of Founders Bank of New Haven, Connecticut. None of such persons are or have been executive officers of the Company. Shevach Saraf was the only officer or employee or former officer of the Company who participated in decisions regarding executive compensation for the Company with respect to the fiscal year ended February 29, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 30, 1996 by (i) all directors, (ii) all officers and directors of the Company as a group and (iii) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding common stock. The Company does not know of any beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each shareholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.


                                                                   Percentage Of
                                    Number of Shares                Outstanding
Name                              Beneficially Owned(1)              Shares (1)
- ----                              ---------------------              ----------
Shevach Saraf(2)                         220,154                        10.0%
3301 Electronics Way
West Palm Beach, FL 33407

All executive officers and               220,154                        10.0%
 directors as a group (1 person)

Inversiones Globales, S.A.(3)            273,943                        12.5%

Board of Trustees of the                 296,618                        13.5%
 Policemen and Firemen Retirement
 System of the City of Detroit

________________
(1) Reflects one-for-ten reverse stock split effective October 12, 1993. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

(2) Pursuant to the terms of the Plan of Reorganization, the Company has issued Mr. Saraf 10% of the issued and outstanding Common Stock.

(3) Pursuant to the terms of the Plan of Reorganization, the Company issued to Vector participants and successors that number of shares of Common Stock equal 25% of all shares of Common Stock issued and outstanding after giving effect to all issuances contemplated by the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted to him on or prior to the Effective Date). Vector participants must vote such shares as directed by the Board of Directors and, in general, has agreed to take no action hostile to the Company such as to commence or assist in a proxy contest or tender offer.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Plan of Reorganization, the Company and Vector, a holder of 25% of the Company's outstanding Common Stock, entered into a number of transactions which are described under "Item 1 - Business - Bankruptcy Proceedings."

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT

                 SCHEDULES AND REPORTS ON FORM 8-K
                 ---------------------------------
                                                                                                       Page
                                                                                                       ----

(a)(1)    The following financial statements are included in Part II, Item 7.

          Reports of Independent Certified Public Accountants                                          25-26

          Financial Statements:                                                                        27
          Consolidated Balance Sheet - February 29, 1996

          Consolidated  Statements  of  Operations  - For the year ended  February 29, 1996 and        28
          February 28, 1995

          Consolidated  Statements of  Stockholders'  Equity - For the year ended  February 29,        29
          1996 and  February 28, 1995

          Consolidated  Statements  of Cash Flows - For the years ended  February  29, 1996 and        20
          February 28, 1995

          Notes to Consolidated Financial Statements                                                   31-45

(2)       Exhibits:

2.1       Debtors'  Fourth  Amended  Plan of  Reorganization  of the Company  (incorporated  by reference to the  Company's  Form 8-K,  dated  September  3, 1993,  as amended by the
          Company's Form 8-K/A, dated October 12, 1993).

2.2       Debtors' First  Modification of Fourth Amended Plan of  Reorganization of the Company
          (incorporated  by reference to the Company's  Form 8-K,  dated  September 3, 1993, as amended by the Company's Form 8-K/A, dated October 12, 1993).

2.3       Order  Confirming  Debtors'  Fourth  Amended  Plan of  Reorganization  of the Company
          (incorporated  by reference to the Company's  Form 8-K,  dated  September 3, 1993, as amended by the Company's Form 8-K/A, dated October 12, 1993).

2.4       Consent  Final  Judgment of the Company  (incorporated  by reference to the Company's
          Form 8-K,  dated  September 3, 1993,  as amended by the Company's  Form 8-K/A,  dated
          October 12, 1993).

3.1       Certificate  of  Incorporation  of the  Company  (incorporated  by  reference  to the
          Company's Form 10-K for the year ended February 28, 1993).

3.2       By-Laws of the Company  (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

10.1      1987 Incentive Stock Option Plan  (incorporated by reference to the
          Company's Form 10-K for the year ended February 28, 1994).


10.2      Purchase  Agreement,  dated October 5, 1992,  by and among  Solitron  Devices,  Inc.,
          Solitron  Specialty  Products,  Inc.  (f/k/a  Solitron  Microwave,  Inc.) and  Vector
          Trading and Holding  Corporation,  along with and as amended by: (i) Amendment Number
          One to Purchase  Agreement,  dated October 28, 1992, by and among  Solitron  Devices,
          Inc., Solitron Specialty Products,  Inc. (f/k/a Solitron Microwave,  Inc.) and Vector
          Trading and Holding  Corporation;  (ii) Order,  dated December 23, 1992,  Authorizing
          the  Sale  of  Certain  of  the  Debtors'   Assets  to  Vector  Trading  and  Holding
          Corporation;  (iii) Amendment  Number Two to Purchase  Agreement.  dated February 28,
          1993, by and among Solitron Devices,  Inc., Solitron Specialty Products,  Inc. (f/k/a
          Solitron  Microwave,  Inc.) and Vector  Trading  and  Holding  Corporation;  and (iv)
          Order, dated March 4,  1993, Granting Vector Trading and Holding Corporation's Motion
          for Entry of  Amended  Order  Authorizing  Sale of  Certain  of the  Debtors'  Assets
          (incorporated  by reference to the  Company's  Form 10-K for the year ended  February
          28, 1993).

10.3      Shared  Services and  Equipment  Agreement,  dated  February  28, 1993,  by and among
          Solitron Devices, Inc., Solitron Specialty Products,  Inc. (f/k/a Solitron Microwave,
          Inc.) and  Solitron/Vector  Microwave  Products,  Inc.  (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

10.4      Sublease,   dated  March  1,  1993,  by  and  between  Solitron  Devices,   Inc.  and
          Solitron/Vector  Microwave Products, Inc. (incorporated by reference to the Company's
          Form 10-K for the year ended February 28, 1993).
10.5      Commercial  Lease  Agreement,  dated January 1, 1992,  between  William C. Clark,  as
          Trustee, and Solitron Devices, Inc.  (incorporated by reference to the Company's Form
          10-K for the year ended February 28, 1993).

10.6      Employment  Agreement,  dated February  3,1993,  between Solitron  Devices,  Inc. and
          Shevach  Saraf  (incorporated  by reference to the  Company's  Form 10-K for the year ended February 28, 1993).

21        List of Subsidiaries of the Company.

(b)       Reports on Form 8-K - one.

27        Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Solitron Devices, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Solitron Devices, Inc.

                                             ___________________________________
                                             By: Shevach Saraf, Chairman of the
                                                 Board, Chief Executive Officer,
                                                 President, and Treasurer

                                             Date:    June 14, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Solitron and in the capacities and on the date indicated.


Signature                  Title                                       Date
- ---------                  -----                                       ----

/s/ Shevach Saraf          Chairman of the Board,                  June 14, 1996
- ----------------------     Chief Executive Officer,
Shevach Saraf              President and Treasurer