Form 10QSB
period 1996-05-31
SOLITRON DEVICES INC
filed 1996-07-19
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _________ to _________
                       Commission file number 1-4978

                             SOLITRON DEVICES, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                          22-1684144
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

              3301 ELECTRONICS WAY, WEST PALM BEACH, FLORIDA 33407
                    (Address of principal executive offices)

                                 (407) 848-4311
                           (Issuer's telephone number)

- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ______

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                              DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes X     No______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,974,799 Note: Additional shares are issuable by the Company without further consideration pursuant to the Company's Plan of Reorganization. Note: Reflects the 1-for-10 reverse split effected October 12, 1993.

                         PART I - FINANCIAL INFORMATION




ITEM 1.  Financial Statements:  Pages 4 - 20

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 21 - 27

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION

Item  1.  Financial Statements (unaudited):

           Condensed Consolidated Balance Sheet -- May 31, 1996


           Condensed Consolidated Statements of Operations -- Three Months Ended May 31, 1996 and 1995


           Condensed Consolidated Statements of Cash Flows -- Three Months Ended May 31, 1996 and 1995


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
Signature

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                May 31, 1996
                                                                 (UNAUDITED)
                                                                  ---------
Current Assets:
    Cash                                                            $  426
    Accounts receivable, less allowance
        for doubtful accounts of $27                                   839
    Inventories                                                      2,160
    Prepaid expenses and other current assets                          178
    Due from S/V Microwave Products, Inc.                               65
                                                                  --------
         Total current assets                                        3,668

Property, plant and equipment, net                                     720
Non-operating plant facilities                                       1,745
Due from S/V Microwave Products, Inc.                                  123
Other assets                                                           111
                                                                   -------
                                                                    $6,367
                                                                   =======

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 May 31, 1996
                                                                  (UNAUDITED)
                                                                   ---------
Current liabilities:
    Current maturities of long-term debt                            $    75
    Accounts payable - post-petition                                    613
    Current portion of accounts payable - pre-petition                  115
    Accrued expenses                                                  1,316
    Accrued Chapter 11 administrative expenses                           47
                                                                  ---------
      Total current liabilities                                       2,166
                                                                  ---------

Long-term debt, less current maturities                                  23
                                                                  ---------
Other long-term liabilities                                           3,525
                                                                  ---------

Stockholders' Equity
    Preferred stock, $.01 par value,
      authorized 500,000 shares                                          -
    Common stock $.01 par value,
      authorized 10,000,000 shares,
      issued and outstanding 1,880,000                                   19
    Additional paid-in capital                                        2,620
    Deficit                                                          (1,986)
                                                                  ---------
                                                                        653
                                                                  ---------
                                                                   $  6,367
                                                                  =========


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                               May 31,
                                                      1996                1995
                                                     --------------------------

NET SALES                                            $1,730              $1,640
    Cost of sales                                     1,395               1,382
                                                     ------              ------

    Gross Profit                                        335                258
    Selling, general and
      administrative expenses                           264                347
                                                     ------              ------


            Operating (loss) income                      71                (89)
                                                     ------              ------


OTHER INCOME (EXPENSE):
    Other Income                                         34                 10
    Interest expense                                    (73)               (26)
    Chapter 11 expenses                                   -                  -
    Other                                               (12)                (2)
                                                      ------             ------
          Net other expense                             (51)               (18)
                                                      ------             ------
          Net (loss) income                           $   20            $ (107)
                                                    ========           ========



INCOME (LOSS) PER SHARE:                            $    .01          $   (.05)
                                                   =========         ==========



WEIGHTED AVERAGE SHARES
    OUTSTANDING                                    2,082,000          2,082,000
                                                   ---------          ---------





                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                    Three MONTHS ENDED MAY 31,
                                                      1996             1995
                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                               $         20     $      (107)
                                                  ------------     ------------
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                           56              58
    Provision for doubtful accounts                         (5)             (4)
    Gain on disposal of assets                               -              (2)
    (Increase) decrease in account receivable               53            (205)
    (Increase) decrease in inventories                     (81)            (36)
    (Increase) decrease in prepaid expenses and
      other current assets                                 (75)             33
    (Increase)decrease in due from S/V Microwave
      Products, Inc.                                         4             (27)
    Decrease in other assets                                 -               1
    Increase (decrease) in accounts payable                 54             145
    Increase (decrease) in accrued expenses
      and other liabilities                                 75             (22)
    Decrease in accrued Chapter 11
      administrative expenses                              (15)            (29)
                                                  -------------    ------------

        Total adjustments                                   66             (88)
                                                  -------------    ------------
        Net cash used in operating activities               86            (195)
                                                  -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the disposal of assets                     -               2
    Additions to property, plant and equipment              (6)            (54)
                                                  -------------    ------------
        Net cash used in investing activities               (6)            (52)
                                                  -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital leases                             (18)            (23)
                                                  -------------    ------------
        Net cash used in financing activities              (18)            (23)
                                                  -------------    ------------

NET INCREASE (DECREASE) IN CASH                             62            (270)


                                   (Continued)

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                   (CONTINUED)

                                                    THREE MONTHS ENDED MAY 31,
                                                      1996             1995
                                                      ----             ----

CASH AT BEGINNING OF PERIOD                                364             867
                                                  ------------     ------------
CASH AT END OF PERIOD                             $        426     $       597
                                                  ============     ============


Supplemental cash flow disclosure:

Interest paid during the three months ended May 31, 1996 and 1995 was approximately $36,000 and $26,000 respectively.























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

The information contained in this Form 10-QSB should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 29, 1996.

The results of operations for the three month period ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:


         (a) On February 28, 1993, pursuant to a Purchase Agreement, dated October 5, 1992, as amended (the "Vector Purchase Agreement"), the Company transferred to Vector Trading and Holding Corporation ("Vector") (the successor in interest to the Company's former primary lender, First Union National Bank ("First Union")) substantially all of the assets, other than real estate, comprising the Company's Microwave Division and certain related liabilities. Pursuant to the terms of the Vector Purchase Agreement: (i) Vector subleases approximately 30% of the Company's facilities in West Palm Beach, Florida, for a period ending December 31, 2001 at an annual rate that started at approximately $50,000 during the first year and increases to approximately $150,000 in the last four years, with aggregate remaining payments of approximately $804,000 (the "Sublease"); (ii) the Company assigned to Vector insurance proceeds of approximately $5.4 million from National Union Fire Insurance Company stemming from a 1991 fire in the Company's hybrid department; (iii) the Company and Vector entered into mutual non-competition agreements for a period of five years, pursuant to which neither will compete in the United States with respect to the types of products produced by the other as of the date of the Vector Purchase Agreement; (iv) the

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Company entered into a Shared Services and Equipment Agreement (the "Shared Services Agreement") with Vector, pursuant to which it is estimated that Vector will pay Solitron approximately $55,000 per year for eight years in exchange for, among other things, the Company's (a) allowing Vector to use certain of the Company's equipment, (b) providing to Vector certain services and (c) Vector will reimburse or pay the Company (in pro rata quarterly installments through approximately the end of 1998) an aggregate of approximately $210,000 in personal property taxes paid by the Company on the assets transferred to Vector. As of May 31, 1996, Vector had paid approximately $40,000 of these taxes. As of May 31, 1996, Vector has been current with its financial obligations. The Company is currently engaged in a dispute with the new landlord who acquired the facility from the RTC regarding its lease payments and the parties' obligations under the lease. The Company has filed a motion with the District Court to resolve these disputes. The parties are negotiating out of court, and there can be no assurance that these negotiations will be successful


         b) The Company has or will issue to certain pre-petition creditors that number of shares of Solitron's common stock, par value $.01 per share (the "Common Stock"), equal to 65% (approximately 1,424,504 shares) of the issued and outstanding shares after all issuances contemplated by the Plan of Reorganization (other than the shares issuable pursuant to the exercise of stock options granted to Shevach Saraf, the Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company, as described below). Of this 65%, 40% (approximately 876,618 shares) have been issued to holders of unsecured claims (pro rata) and 25% (approximately 547,886 shares) have been or will be issued to Vector. As of April 24, 1996, 771,434 of the 876,618 which are to be issued have been issued to holders of unsecured claims and 547,886 shares have been issued to Vector participants and their successors (See Management Discussion and Analysis). On December 15, 1995, the Company and Argo Partners, Inc., an unsecured creditor have reached an agreement under which Solitron Devices, Inc. has acquired Argo Partners' unsecured debt of $694,834 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the acquisition, Argo Partners received payment of approximately $3,160 from the Company as part of several distributions to unsecured creditors. Thus, Solitron Devices, Inc. recognized in December 1995 an extraordinary gain of approximately $96,877 due to the debt being carried on the books at a discounted amount. Now that the claim of the State of California as an unsecured creditor has been quantified, all shares issuable to the State of California as an unsecured creditor were issued to the State of California in April 1996. The common stock issued to the Vector participants and holders of unsecured claims must be voted by them in accordance with the recommendation of the Company's Board of Directors and, in general, the holders of such Common Stock have agreed pursuant to the Plan of Reorganization to take no action hostile to the Company such as to commence or assist in a proxy contest or tender offer. However, no limitation on the transferability of this Common Stock was imposed pursuant to the terms of the Fourth Amended Disclosure Statement or the Plan of Reorganization. Solitron's pre-petition stockholders retained their issued and outstanding shares of Common Stock which, after the issuance of the remaining shares reserved for issuance under the Plan of Reorganization (other than those shares issuable upon the exercise by Mr. Saraf of certain options), represents 20% (approximately 438,310 shares) of the issued and outstanding Common

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




Stock. Of the remaining 15%, 10% (approximately 219,155 shares) have already been issued to Mr. Saraf, and 5% (approximately 109,577 shares) are reserved for future issuance pursuant to employee stock incentive plans or programs. Additionally, Mr. Saraf has been issued options to purchase an additional 8% of the issued and outstanding Common Stock after giving effect to the foregoing issuances. The Company intends to issue the remainder of the Common Stock issuable pursuant to the Plan of Reorganization to unsecured creditors at such time as all of such conditions precedent have been satisfied.


         (c) Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in progress, the Company made six of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors in the aggregate amount of approximately $43,085 covered the period March 1, 1995 through May 31, 1996 of approximately $307,256 as required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim (as described below in (j), and the Company's acquisition of the unsecured claim of Argo Partners, Inc. (as described below in (o), it is presently estimated that there are an aggregate of approximately $7,095,252 unsecured claim and, accordingly, that the Company is required to pay approximately $3,483,338 (i.e., 35% of $7,095,252) to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000. As of May 31, 1996, of $307,256 due the Company paid to the unsecured creditors $43,085. The Company carries its debt to its unsecured creditors as $107,000 in short-term debt and $1,302,000 as long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000. These payments and the aggregate amounts thereof would also increase proportionately in the event of a default by the Company in its obligations to Ellco Leasing Corporation ("Ellco"), as described in (e) below.


         (d) In March 1995, the Company entered into negotiations with its unsecured creditors, the IRS, Palm Beach County, Martin County and DEP in order to modify the schedule of payments as prescribed by its Plan of Reorganization. These negotiations continue. There can be no assurance that these negotiations will be successful.


         (e) The Company is required to pay to Ellco $255,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date. Approximately $173,000 plus interest of such $255,000 had been paid as of May 31, 1996. Ellco has been granted a security interest in certain of the Company's equipment to secure such obligations. Ellco is required to release its liens on certain of the Company's assets as the above-referenced payments are made. In the event of any default on any of such payments which remains uncured after seven days' notice, Ellco would have a claim as an unsecured creditor in the amount

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


of the deficiency and the Company would make monthly payments to Ellco until an aggregate of 35% of the allowed claim was paid to Ellco. Additionally, from the time of default, Ellco would be entitled to receive a pro rata portion of the Profit Participation (as defined in (g) below) payable to unsecured creditors. However, no retroactive payments would be made to Ellco. In the event of such a default, however, Ellco would also receive a pro rata share of the Common Stock issuable to unsecured creditors. Approximately 105,000 shares of the Common Stock are held by the Company in trust for Ellco. If no such default occurs, such Common Stock would be issued pro rata to the unsecured creditors. The Company is current with Ellco and expects to remain current.


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


         (i) Following the Effective Date and consistent with its agreement with the State of Florida Department of Environmental Protection (the "DEP"), the Company has begun to perform environmental assessments and is required to remediate the Old Riviera Beach Facility and the Port Salerno Facility in accordance with the terms of the Consent Final Judgment, entered in October, 1993 (the "Consent Final Judgment"). The foregoing stems from the environmental contamination of these properties. The monies to be utilized to fund these assessments and remediations will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan of

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



Reorganization, unless approved by the DEP, neither the Old Riviera Beach Facility nor the Port Salerno Facility will be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its then appraised value or
(ii) the estimated cost of its remediation. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date: (i) year 1 - $5,000 per month; (ii) year 2- $7,500 per month; (iii) year 3 - $10,000 per month; and
(iv) $10,000 per month thereafter until remediation is completed. The Company is negotiating with DEP to modify this payment schedule. The Company is making payments of $1,000 per month and hopes to remain on this payment schedule until the properties are sold. As of May 31, 1996, of the $40,000 due according to the Plan, the Company deposited $8,000 in the required escrow accounts. Additionally, $42,000 in proceeds from an insurance settlement were released from escrow and have been utilized to investigate the extent to which the soil at the Old Riviera Beach and Port Salerno facilities requires remediation. Following testing, final determination has been made that the soil at the Old Riviera Beach and Port Salerno facilities needs no further remediation. Any excess of such sale and lease proceeds over the cost of assessment and remediation will be returned to the Company following completion of the cleanup of both facilities. See "Item 2. - Properties" for a description of these facilities. The Company's financial statements reflect liabilities of $1,066,000 relating to the foregoing assessment and remediation obligations. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of remediation will not exceed such amount. In the event that the Company defaults under the Consent Final Judgment, the DEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction. See "Environmental Compliance," below, for a further discussion of environmental matters. For a more definitive description of environmental matters pertaining to the Old Riviera Beach facility and the Port Salerno facility, please refer to the Consent Final Judgment.


         (j) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,750,000 (which amount is accrued in the consolidated financial statements-this amount includes interest). The Company was required to begin making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is negotiating with Palm Beach County on restructuring the stream of payments. The Company entered into an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The Company is negotiating with Martin County on restructuring the payment schedule. During January 1995, the amount of allowed tax claims payable to the IRS was determined to be $401,000. At May 31, 1996, such amounts include accrued interest totalling $417,000. The Company was expected to make quarterly payments of

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


allowed tax claims to the IRS of no more than approximately $21,000 per quarter beginning in April 1995 and ending in approximately January 2001. The Company is negotiating with the IRS to restructure these payments. The State of California Franchise Tax Board claim has now been quantified by the Court on November 30, 1995 to be $680,179.35 and it is treated as an unsecured claim. The Company is not making payments to the IRS, Palm Beach County and Martin County. The Martin County tax claim will be paid in full with the sale of the Port Salerno property. A large part of the Palm Beach County Tax claim will be paid with the sale of the Riviera Beach property. The Company has attempted to renegotiate the payment schedule with the IRS and is awaiting their reply. The following table indicates the approximate cumulative status of amounts due under Court Plans as of May 31, 1996:

                                        DUE                          PAID
                                     --------                       -------
         Martin County              $  28,000                     $   7,957

         Palm Beach County            296,000                       168,509

         IRS                          105,000                           --


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

         (m) All of the members of Solitron's Board of Directors, other than Shevach Saraf, resigned as of January 20, 1996. Replacements are actively being recruited

         (n) In September 1993, the Bankruptcy Court authorized a 1-for-10 reverse split of the Company's Common Stock, pursuant to which each 10 shares of Common Stock were automatically converted into one share of Common Stock, with cash paid in lieu of the issuance of fractional shares. This reverse stock split became effective at the close of business on October 12, 1993, the record date for such reverse stock split. This reverse stock split has been retroactively reflected herein and all references to amounts of shares and share prices have been retroactively adjusted herein to reflect same.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         (o) On December 15, 1995, the Company and Argo Partners, Inc. an unsecured creditor have reached an agreement under which Solitron Devices, Inc. has acquired Argo Partners' unsecured debt of $694,834 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the acquisition, Argo Partners received payment of approximately $3,160 from the Company as part of several distributions to unsecured creditors. Thus, Solitron Devices, Inc. recognized in December 1995 and extraordinary gain of approximately $96,877 due to the debt being carried on the books at a discounted amount.



3.       INVENTORIES:

Inventory consists of the following
(in thousands):

                                                           MAY 31, 1996
                                                           ------------

                  Raw materials                                $1,121
                  Work-in-process                               1,039
                                                             --------
                                                               $2,160


4.       LONG-TERM DEBT:

Long-term debt consists of the following:
         (in thousands):
                                                           MAY 31, 1996
                                                           ------------
         6% equipment finance
           agreement due in monthly
           installments with scheduled
           maturities through August 1997                     $  98

Less:      Current maturities                                   (75)

Net balance                                                   $  23
                                                             =======

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


5.       OTHER LONG-TERM LIABILITIES:

Other long-term liabilities consist of the following:
         (in thousands):

                                                           MAY 31, 1996
                                                           ------------

Accrued Environmental Expenses                                  $ 1,009
Accounts Payable - Pre-petition                                   1,302
IRS Tax Claim                                                       314
County Property Tax Payable                                       1,000
                                                              ---------

                                                                $ 3,625
                                                              =========

6.       ENVIRONMENTAL MATTERS:

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The Plan of Reorganization provides a plan for the future remediation of the Old Riviera Beach location and the Port Salerno location. The Plan of Reorganization provides for, among other things, the following: (1) the Company reimburse DEP $200,000 for providing water lines to serve properties affected by the groundwater contamination from the Port Salerno site. This amount was paid, pursuant to the provision of the Plan, as an administrative expense to DEP during the year ended February 28, 1993; (2) remediate site soils and groundwater at the Port Salerno location; (3) remediate groundwater contamination at the Old Riviera Beach property and 4) pay a final judgment of $103,000 to DEP representing the balance of penalties owed at August 31, 1993 as a result of the March 9, 1990 agreement. This amount was included in amounts payable to unsecured creditors and accordingly, is subject to the same payment terms and conditions as the Company's general unsecured creditors. Additionally, the Company's $583,000 obligation to the City was classified as an unsecured claim at August 31, 1993.

Following the Effective Date of the Plan of Reorganization and consistent with its agreement with the State of Florida Department of Environmental Protection, the Company has performed environmental assessments to confirm that all soil contamination has been remediated at the Old Riviera Beach Facility and the Port Salerno Facility in accordance with the terms of the Consent Final Judgment, entered in October 1993 (the "Consent Final Judgment"). Certain groundwater remediation remains to be performed at both properties. Pursuant to the provisions of the Consent Final Judgment, and the Plan of Reorganization, the remediation would be performed from any proceeds of the sale or lease of the two properties or from further payments required of the Company as set forth herein. The properties can be sold and the prospective purchaser can obtain first purchaser protection from further enforcement provided the sale price of the property equals or exceeds the lesser of (i) 75% of its then appraised value or
(ii) the estimated cost of its remediation. In connection with facilitating the remediation of the properties, the Company is obligated to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the date of the Final Judgment: (i) year 1-$5,000 per month; (ii) year 2 - $7,500 per month;
(iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. Due to cash flow problems, the Company is negotiating with DEP to modify the payment schedule. While these negotiations are underway, the Company is depositing $1,000 per month into the escrow account. As of May 31, 1996, of the $40,000 due the Company has deposited $8,000 into these escrow accounts. Certain insurance proceeds that were placed into the escrow pursuant to the Consent Final Judgment and the Plan of Reorganization have been utilized to confirm that neither soil at the Old Riviera Beach nor the Port Salerno facilities require remediation. DEP has acknowledged that no further soil remediation is required at either site. In the event there are excess proceeds from the sale of either property above the cost of its remediation, the excess funds will be utilized to remediate the other property. Further, the Company during this fiscal year has negotiated an amendment to the Consent Final Judgment regarding the Riviera Beach site that would require completion of remediation of the Old Riviera Beach site even if the sale of that site did not result in sufficient proceeds to complete that remediation. See "Item 2. - Properties" for a description of these facilities. The Company's financial statement reflects liabilities of $1,066,000 relating to the foregoing assessment and remediation obligations. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liability, there can be no assurance that the actual cost of remediation will not exceed such

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

amount. In the event that the Company defaults under the Consent Final Judgment, the DEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction. See "Environmental Compliance" below for a further discussion of environmental matters. For a more definitive description of environmental matters pertaining to the Old Riviera Beach Facility and the Port Salerno Facility, please refer to the Consent Final Judgment.

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

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the Old Riviera Beach property. These amounts have been accrued for in the balance sheet as of May 31, 1996. The accrual balance is approximately $1,066,000.

Pursuant to the Plan, the Company will sell or lease the two properties and utilize the proceeds to remediate both sites. If funds to clean the sites are not available within twenty-four months from October, 1993, the Company is required to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month; 2) $7,500 per month beginning on the 37th month; and 3) $10,000 per month beginning on the 49th month. This funding will be suspended when total amounts paid reach 125% of the estimated remediation costs. The Company is negotiating with DEP to modify this payment schedule. While these negotiations are under way, the Company is making monthly payments of $1,000 per month into the escrow account. As of May 31, 1996 the Company deposited $8,000 into the escrow account.

On April 17, 1995, the Company entered into an agreement to sell the Riviera Beach Facility. Under the terms of the agreement, the DEP was reviewing this contract and had until July 2, 1995 to approve it as stipulated by the Consent Agreement. The DEP granted its approval of the sale on

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Accordingly, as a result of the above, the Company's initial accrual for environmental claims was reduced by approximately $777,000 as of August 31, 1993, which amount has been included in environmental expenses net of insurance recoveries in the accompanying statement of operations for the six months ended August 31, 1993. The Company's current reserve for environmental claims is approximately $1,066,000 as of May 31, 1996.

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

Amounts expensed for environmental expenses were $0.00 for the quarter ended May 31, 1996 as compared with $1,000 for the quarter ended May 31, 1995. However, $3,000 was paid from the accrual to an escrow account for the Department of Environmental Regulation.

7.       REVERSE STOCK SPLIT:

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

INTRODUCTION:

This report contains forward-looking statements which are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurances that the forward-looking information will in fact occur.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The Company has incurred a net income of $20,000 and operating income of $71,000 for the quarter ended May 31, 1996 and has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations.

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

At May 31, 1996, February 29, 1996 and May 31, 1995 respectively, the Company had cash and cash equivalents of $426,000 (which includes no restricted cash), $364,000 (which includes no restricted cash) and $597,000 (which included $394,000 restricted cash for rent and administrative claims in connection with the Bankruptcy Proceedings). The principal cash change from year to year was due to the RTC settlement. The principal change for the three months ended May 31, 1996 was due payment scheduling.

At May 31, 1996, the Company had working capital of $1,502,000 as compared with a working capital at May 31, 1995 of $1,175,000. The increase was due primarily to decreases in current liabilities which more than offset the small increase in current assets. Current assets increased in accounts receivables, inventories and prepaid expenses, and decreased in cash (principally as a result of the settlement of the Company's claim against its former landlord and the payment in cash settlement in connection therewith for which cash has been restricted on the Company's balance sheet and the amounts due from Vector. The major cash change was due to the RTC settlement. At February 29, 1996, the Company has working capital of $1,451,000. The change for the three months ended May 31, 1996 was due primarily to an increase in cash.

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in progress, the

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Company made six of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors in the aggregate amount of approximately $43,085 covered the period March 1, 1995 through May 31, 1996 of approximately $307,256 as required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim and the Company's acquisition of the unsecured claim of Argo Partners, Inc., it is presently estimated that there are an aggregate of approximately $7,095,252 unsecured claim and, accordingly, that the Company is required to pay approximately $3,483,338 (i.e., 35% of $7,095,252) to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000. As of May 31, 1996, of $307,256 due the Company paid to the unsecured creditors $43,805. The Company carries its debt to its unsecured creditors as $107,000 in short-term debt and $1,302,000 as long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000. These payments and the aggregate amounts thereof would also increase proportionately in the event of a default by the Company in its obligations to Ellco Leasing Corporation ("Ellco").

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno Facility and the Old Riviera Beach Facilities. The costs of these assessments and remediations, estimated at $1,066,000, will be payable from the proceeds of the sale or lease of these properties. The Company is required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date of the Plan of Reorganization to ensure the remediation of these properties in the event the properties are not sold or leased: (i) year 1 - $60,000; (ii) year 2 - $90,000; (iii) year 3 - $120,000;
and (iv) $120,000 per year thereafter until remediation is completed. Any excess of such sale and lease proceeds and such escrows over the cost of assessment and remediation shall be returned to the Company. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and Old Riviera Beach facilities. DEP has concurred that no further soil remediation is required at either property. For details see the Company's Plan of Reorganization and Consent Final Judgment with the Department of Environmental Protection. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and while the negotiations are under way the Company deposits $1,000 per month. As of May 31, 1996, of the $40,000 due in accordance with the Plan, the Company deposited $8,000 into the escrow account.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The Company is required to pay an equipment lessor (Ellco) $255,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date in satisfaction of an allowed claim amounting to approximately $1,214,000. These monthly payments escalate from $3,500 to $6,000 during such four-year term. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of May 31, 1996, the Company had paid Ellco $173,000 meeting all of its then current obligations to Ellco.

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

The Company has satisfied all of the allowed administrative claims and allowed wage claims under the Plan of Reorganization. The Company is required to pay allowed tax claims (to the Internal Revenue Service, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,750,000 (which amount is accrued in the accompanying financial statements including interest). The Company is required to make quarterly payments of allowed tax claims to Palm Beach County according to the following schedules: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is required to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. At May 31, 1996, such amounts include accrued interest totalling $417,000. The Company is required to make payments of allowed tax claims to the IRS of no more than approximately $21,000 per quarter beginning in approximately April 1995 and ending approximately January 2001. The Company is now negotiating with the IRS, Palm Beach County and Martin County to modify these payment plans. The following table indicates the approximate cumulative status of amounts due under Court Plans a of May 31, 1996:


                                         DUE                        PAID
                                       =======                     =======
         Martin County               $  28,000                   $   7,957

         Palm Beach County             296,000                     168,509

         IRS                           105,000                         --

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

Pursuant to the Plan, beginning approximately May 1995, and following the settlement with the State of California and the acquisition of the unsecured claim of Argo Partners, Inc., the Company was required to make quarterly payments to holders of unsecured claims at the rate of $20,444 per month until approximately $2,504,338 is paid to unsecured creditors. This amount can increase up to a $35,000 per month cap to the extent the Company defaults on its payment obligations to Ellco. The amount increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims. The Company is renegotiating with its unsecured creditors to modify these payment requirements. However, due to negotiations between the parties, the unsecured creditors agreed to a one month deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in process, the Company has made six of its proposed distributions in the aggregate amount of approximately $43,085 to the unsecured creditors who have accepted payments. These payments cover the period March 1, 1995 through May 31, 1996. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS-THREE MONTHS ENDED MAY 31, 1996:


Net sales for the three months ended May 31, 1996 increased 5.5% to $1,730,000 as compared to $1,640,000 for the three months ended May 31, 1995. The variance in net sales reflects an increase in customer demand. The Company's backlog increased 2.3% for the three months ended May 31, 1996 as compared to an increase of 5.8% for the three months ended May 31, 1995. Gross margins increased from 15.7% for the three months ended May 31, 1995 to 19.4% for the three months ended May 31, 1996 as compared to the previous period resulting from slightly higher product yields.

During the three months ending May 31, 1996, the Company shipped 388,672 units as compared with 766,420 units shipped during the three months ending May 31, 1995. The Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars. Therefore, periodic variations in the number of units shipped may not be a true indicator of the Company's performance.

Selling, general and administrative expenses decreased from $347,000 for the three months ended May 31, 1995 to $264,000 for the three months ended May 31, 1996. During the three months ending May 31, 1996 selling, general and administrative expenses as a percentage of sales was 15.28% as compared with 21.15% for the three months ending May 31, 1995. The decrease was due primarily to decreases in commissions, legal and professional fees, recruiting and copier costs.

The Company recorded net other expense of $51,000 for the three months ended May 31, 1996 versus net other expense of $18,000 for the three months ended May 31, 1995. The variance was due primarily to an increase in the booking of imputed interest of $37,000.

Net income for the three months ended May 31, 1996 increased to $20,000 from a loss of ($107,000) for the three months ended May 31, 1995. The major contributing factors to this turnaround were selling and G&A expenses, materials and direct labor. These favorable impacts were slightly offset by a small overhead variance and the booking of $37,000 of imputed interest.

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

INTERNAL REVENUE SERVICE TAX CLAIM

The Internal Revenue Service ("IRS") audited the Company's income tax returns for the years 1980-1989. The Company appealed the IRS' original audit results. During January 1995, the tax claim was determined to be $401,000 which is included in the Company's financial statement as an accrual for the entire amount plus interest. At May 31, 1996, such amounts include accrued interest totalling $417,000. The IRS' tax claim is subject to payment within six years from January 1995. The Company is negotiating with the IRS to reschedule this stream of payments.

STATE OF CALIFORNIA TAX CLAIM

On November 23, 1992, the State of California filed a claim asserting that the Company owes the State of California approximately $900,000 for income taxes for years prior to 1982. On November 30, 1995, this claim was settled for approximately $680,000. As required by the Plan of Reorganization, this claim is being treated as an unsecured claim. Accordingly, the liability representing 35% of these claims was adjusted by approximately $220,000. In accordance with the Plan of Reorganization, approximately 66,854 shares of stock have been issued to the State of California during April 1996 in satisfaction of such $680,000 claim.

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

BUYOUT OF ARGO PARTNERS' CLAIM
On December 15, 1995, the Company and Argo Partners, Inc. an unsecured creditor have reached an agreement under which Solitron Devices, Inc. has acquired Argo Partners' unsecured debt of $694,834 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the acquisition, Argo Partners received payment of approximately $3,160 from the Company as part of several distributions to unsecured creditors. Thus, Solitron Devices, Inc. recognized in December 1995 and extraordinary gain of approximately $96,877.

                           PART II - OTHER INFORMATION
                                   (CONTINUED)


RESOLUTION TRUST CORPORATION (COMPANY'S FORMER LANDLORD)
In June, 1995, the Company filed a Motion in Federal Court to compel RTC for specific performance for the repair of the roof and HVAC system and for damages.

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

TECHNOLOGY PLACE, INC. (CURRENT LANDLORD)
The Company is now engaged in a dispute with its new landlord with regards to each party's obligation in connection with the lease. The Company has filed a motion with the District Court to clarify the lease. Both parties are negotiating an out of court settlement.

ITEM 2.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
See Part 1.

ITEM 4.

None.

ITEM 5.

On December 15, 1995 the Company and Argo Partners, Inc., an unsecured creditor have reached an agreement under which Solitron Devices, Inc., acquired Argo Partners' unsecured debt of $694,834 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the acquisition, Argo Partners received payment of approximately $3,160 from the Company as part of several distributions to unsecured creditors. Thus, Solitron, Devices, Inc., recognized in December 1995 and extraordinary gain of approximately $96,877.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EX.27       Financial Data Schedule (for SEC use only).

No reports on Form 8-K were filed by the Company during the quarter ended May 31, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.



                                                SOLITRON DEVICES, INC.

                                                /s/  SHEVACH SARAF
                                                -------------------------
                                                SHEVACH SARAF
                                                CHAIRMAN, CEO & PRESIDENT



Dated:  July 12 , 1996