Form 10QSB
period 1996-08-31
SOLITRON DEVICES INC
filed 1996-10-15
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from _________ to _________
                  Commission file number  1-4978
                                         --------

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

_______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

           Condensed Consolidated Balance Sheet -- August 31, 1996


           Condensed Consolidated Statements of Operations -- Three Months and Six Months Ended August 31, 1996 and 1995

           Condensed Consolidated Statements of Cash Flows -- Three Months and Six Months Ended August 31, 1996 and 1995


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
Signature

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN THOUSANDS)


                                     ASSETS
                                     ------

                                                   AUGUST 31, 1996
                                                   ---------------
                                                      (Unaudited)
Current Assets:
    Cash                                                $  479
    Accounts receivable, less allowance
        for doubtful accounts of $27                       799
    Inventories                                          2,028
    Prepaid expenses and other current assets              121
    Due from S/V Microwave Products, Inc.                   45
                                                        ------
         Total current assets                            3,472

Property, plant and equipment, net                         724
Non-operating plant facilities                           1,745
Due from S/V Microwave Products, Inc.                      123
Other assets                                                82
                                                        ------
                                                        $6,146
                                                        ======

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                        AUGUST 31, 1996
                                                        ---------------
                                                           (Unaudited)
Current liabilities:
    Current maturities of long-term debt                    $   101
    Accounts payable - post-petition                            412
    Current portion of accounts payable - pre-petition          116
    Accrued expenses                                          1,697
    Accrued Chapter 11 administrative expenses                   39
                                                            -------
      Total current liabilities                               2,365
                                                            -------

Other long-term liabilities                                   3,096
                                                            -------

Stockholders' Equity
    Preferred stock, $.01 par value,
      authorized 500,000 shares                                  --
    Common stock $.01 par value,
      authorized 10,000,000 shares,
      issued and outstanding 1,880,000                           19
    Additional paid-in capital                                2,619
    Deficit                                                  (1,953)
                                                            -------
                                                                685
                                                            -------
                                                            $ 6,146
                                                            =======


                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                     AUGUST 31,                  AUGUST
                                 1996          1995        1966          1995
                                --------------------      --------------------

NET SALES                       $ 1,806      $ 1,690      $ 3,536      $ 3,330
  Cost of sales                   1,398        1,448        2,793        2,831
                                -------      -------      -------      -------

  Gross Profit                      408          242          743          499
  Selling, general and
    administrative expenses         280          283          544          630
                                -------      -------      -------      -------

     Operating (loss) income        128          (41)         199         (131)
                                -------      -------      -------      -------


OTHER INCOME (EXPENSE):
  Other Income                        0           18           31           28
  Interest expense                  (78)         (29)        (151)         (54)
  Other                             (17)          (3)         (26)          (5)
                                -------      -------      -------      -------
     Net other expense              (95)         (14)        (146)         (31)
                                -------      -------      -------      -------
     Net (loss) income          $    33      $   (55)          53         (162)
                                =======      =======      =======      =======


INCOME (LOSS) PER SHARE:        $   .02      $  (.03)         .03         (.08)
                                =======      =======      =======      =======

WEIGHTED AVERAGE SHARES
    OUTSTANDING               2,082,000    2,082,000    2,082,000    2,082,000
                              ---------    ---------    ---------    ---------




                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED AUGUST 31,
                                                     ---------------------------
                                                           1996       1995
                                                          ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                                       $  52      $(162)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                         109        120
      Provision for doubtful accounts                         0         (4)
      Gain on disposal of assets                             (8)       (13)
      (Increase) decrease in account receivable              88       (202)
      (Increase) decrease in inventories                     51         10
      (Increase) decrease in prepaid expenses and
        other current assets                                (18)        42
      (Increase) decrease in due from S/V Microwave
        Products, Inc.                                       25        (59)
      Decrease in other assets                                1          2
      Increase (decrease) in accounts payable              (168)       106
      Increase (decrease) in accrued expenses
        and other liabilities                               503        (47)
      Decrease in accrued Chapter 11
        administrative expenses                             (22)       (42)
      Increase (decrease) in other long-term
        liabilities                                        (405)       121
                                                          -----      -----
         Total adjustments                                  156         34
                                                          -----      -----
         Net cash used in operating activities              208       (128)
                                                          -----      -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the disposal of assets                        8         13
  Additions to property, plant and equipment                (60)       (76)
                                                          -----      -----
         Net cash used in investing activities              (52)       (63)
                                                          -----      -----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital leases                              (41)       (40)
                                                          -----      -----
         Net cash used in financing activities              (41)       (40)
                                                          -----      -----

NET INCREASE (DECREASE) IN CASH                             115       (231)

                                   (Continued)

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                   (CONTINUED)

                                           SIX MONTHS ENDED AUGUST 31,
                                           ----------------------------
                                              1996               1995
                                           ---------           --------
CASH AT BEGINNING OF PERIOD                      364                867
                                           ---------           --------
CASH AT END OF PERIOD                      $     479           $    636
                                           =========           ========

Supplemental cash flow disclosure:

Interest paid during the six months ended August 31, 1996 and 1995 was approximately $151,000 and $54,000 respectively.



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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the year ended February 29, 1996.

The results of operations for the six month period ended August 31, 1996 are not necessarily indicative of the results to be expected for the year ended February 28, 1997.

As previously noted in documents filed with the SEC, on August 20, 1993, the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") entered an Order (the "Order of Confirmation") confirming the Company's Fourth Amended Plan of Reorganization, as modified by the Company's First Modification of Fourth Amended Plan of Reorganization (the "Plan of Reorganization"). The Plan became effective on August 30, 1993 (the "Effective Date"). On July 12, 1996 the Bankruptcy Court officially closed the case.

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

    a) The Company is currently engaged in a dispute with its new landlord regarding the Company's lease payments and the parties' obligations under the lease. The Company has filed a motion with the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County Florida to resolve these disputes. The parties are attempting to negotiate out of court, and there can be no assurance that these negotiations will be successful.

    b) Pursuant to the Plan of Reorganization, the Company is to issue to certain pre-petition creditors of the Company shares of its common stock, par value $.01 per share (the "Common Stock"). In April 1996, pursuant to the Plan of Reorganization, the Company issued an aggregate of 66,854 shares of Common Stock to the State of California following the resolution of its claims against the Company.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         As of April 24, 1996, 771,434 of the 876,618 shares of Common Stock which are to be issued pursuant to the Plan of Reorganization, have been so issued. The Company holds approximately 105,000 shares of Common Stock in trust for Ellco Leasing Corporation ("Ellco") to be issued to Ellco in the event the Company should default on its obligations to Ellco.


    (c) Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. The Company is negotiating with its unsecured creditors to reduce its quarterly payment obligations and has proposed to those creditors that it make reduced quarterly payments of approximately $9,000. The Company has made seven reduced payments to its unsecured creditors, and, as of August 31, 1996, the Company has paid approximately $51,020 to its unsecured creditors, as opposed to the $369,339 called for under the Company's Plan of Reorganization. To date, the Company's unsecured creditors have accepted all such reduced payments, though no assurances can be made that they will continue to do so in the future or that the Company's negotiation with its unsecured creditors will be successful.

    (d) On September 11, 1996, the Company entered into an agreement to sell its Riviera Beach facility to C&C Equity Investors Two, Inc. ("C&C"). Under the terms of the agreement, C&C will assume all of the Company's obligations with respect to that facility (including, without limitation, closing costs, real estate taxes, penalties and fines and costs associated with the further environmental remediation of the facility). The terms of the proposed sale also call for the Company to be released by the Florida Department of Environmental Protection (the "DEP") from all liability associated with the Riviera Beach facility and the full satisfaction of the Company's Consent Final Judgment with the DEP, the DEP must approve any such sale of the Riviera Beach facility. Although the Company is optimistic that the sale of the facility will be approved and will close, no assurances can be given that the DEP will, in fact, approve the sale to C&C or that the proposed sale will be consummated.


    (e) As disclosed in documents filed previously with the Securities and Exchange Commission, the Company is negotiating with various taxing authorities (including the Internal Revenue Service (the "IRS"), Palm Beach County, Florida and Martin County, Florida) to restructure its payment obligations for various back taxes. While these negotiations are pending, the Company has, in some cases, been making reduced payments to those taxing authorities. The following table indicates the approximate cumulative status of amounts due under Court Plans as of August 31, 1996:

                                         DUE                 PAID
                                      ---------           ---------
         Martin County                $  40,000           $   7,957

         Palm Beach County              378,000             186,165

         IRS                            126,000                  --

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         To date, no objections to have been raised to the amounts of the Company's payments to these taxing authorities, though no assurances can be made that such an objection will not be raised in the future concerning the Company's obligations to those taxing authorities or that any of the Company's negotiations to restructure its payment obligations will be successful.

2.  ENVIRONMENTAL MATTERS:

Management of the Company believes that environmental clean up and monitoring may still be required at two locations: the Company's Port Salerno location and the Company's Old Riviera Beach facility.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the Old Riviera Beach property. These amounts have been accrued for in the balance sheet as of August 31, 1996. The accrual balance is approximately $1,063,000. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of any such remediation would not exceed such amounts.

As disclosed in documents filed previously with the Securities and Exchange Commission, the Plan of Reorganization obligates the Company to make certain periodic payments to an escrow account which funds are to be used to remediate the Company's Old Riviera Beach and Port Salerno facilities. Currently, the Plan of Reorganization calls for the Company to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month following the Effective Date; 2) $7,500 per month beginning on the 37th month following the Effective Date; and
3) $10,000 per month beginning on the 49th month following the Effective Date. This funding is to be suspended when total amounts paid reach 125% of the estimate remediation costs. The Company is negotiating with DEP to modify the escrow payment schedule. While these negotiations are under way, the Company is making reduced monthly payments into the escrow account. As of August 31, 1996 the Company had deposited $11,000 into the escrow account. No objection has been raised to the Company's reduced payments to date, though no assurance can be given that such an objection will not be raised in the future.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 1996 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

INTRODUCTION:

This report contains forward-looking statements which are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Actual results could differ materially from these forward-looking statements as a result of various factors including, without limitation, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices.


LIQUIDITY AND CAPITAL RESOURCES:

During the last several fiscal years, the Company has experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins on products sold (which is characteristic in the Company's industry), significant non-recurring expenses associated with the Company's bankruptcy proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

Since the Company emerged from Chapter 11 on August 30, 1993, it has experienced a positive cash flow from recurring operations; however, overall cash flow has been negative due primarily to the necessity to make payments of administrative expenses and required payouts arising in connection with the bankruptcy proceedings. The foregoing resulted in a decrease in cash and cash equivalents following the Company's emergence from Chapter 11.

The Company reported a net income of $53,000 and operating income of $199,000 for the six months ended August 31, 1996. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

At August 31, 1996, February 29, 1996 and August 31, 1995 respectively, the Company had cash and cash equivalents of $479,000, $364,000 and $635,000 (which included $461,000 restricted cash for rent and administrative claims in connection with the bankruptcy proceedings). The principal cash change from year to year was due to the Company's settlement with the Resolution Trust Company, the Company's former landlord. The principal change for the six months ended August 31, 1996 was based on improved collections and the implementation of additional controls on expenditures.

At August 31, 1996, the Company had working capital of $1,107,000 as compared with a working capital at August 31, 1995 of $1,145,000. The decrease was the result of decreases in cash, accounts receivable and amounts due the Company from Vector Trading and Holding Corporation offset in part by increases to inventories and prepaid expenses. The positive cash flow generated by the Company was used primarily to reduce current liabilities. At February 29, 1996, the Company had working capital of $1,451,000. The approximately $306,000 change for the six months ended August 31, 1996 was due primarily to increases in the scheduled payments to Palm Beach County and the DEP.

It is presently estimated that pursuant to the Plan or Reorganization, the Company would be required to pay an aggregate of approximately $3,483,338 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it reduce its payments to quarterly payments of $9,000. As of August 31, 1996, the Company had paid to the unsecured creditors $51,020 of the $369,339 due. Of amounts owed to unsecured creditors $116,000 is carried as short-term debt and $1,283,000 is carried as long-term debt.

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

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno Facility and the Old Riviera Beach Facilities. The costs of these assessments and remediations, estimated at $1,063,000, will be payable from the proceeds of the sale or lease of these properties. As part of

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and Old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of August 31, 1996, the Company had deposited $11,000 of the $55,000 due in accordance with the Plan into the escrow account.

On September 11, 1996, the Company entered into an agreement to sell its Riviera Beach facility to C&C Equity Investors Two, Inc. For more information as to the use of the proceeds from the proposed sale, reference is made to note 1(c) to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

The Company is required to pay Ellco Leasing Corporation ("Ellco") $255,000 plus interest at six percent per annum in monthly payments until August 30, 1997 in satisfaction of an allowed claim amounting to approximately $1,214,000. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of August 31, 1996, the Company had paid Ellco $188,000 and was current in amounts due to Ellco.

Pursuant to the Plan of Reorganization, beginning on the date the Company's net after tax income exceeds $500,000, the Company would be required to pay certain pre-petition creditors 10% of net after tax income until August 30, 2003 up to a maximum aggregate of $3,000,000 in such payments. Further, the Company's lease payments (less sublease payments from Vector) for its facilities in West Palm Beach, Florida would increase each year from approximately $255,000 during the current fiscal year in accordance with specified cost of living increases of not more than 5% per year.


The Company believes that it has satisfied all of the allowed administrative claims and allowed wage claims under the Plan of Reorganization. The Company is required to pay allowed tax claims estimated at approximately $1,760,000 (which amount is accrued in the accompanying financial statements including interest). For more information as to the Company's tax obligations and their effect on the Company's finances and prospects, reference is made to note 1(d) to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The Company currently believes based on information available to it that its operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, based on the Company's current bookings, prices, profit margins and sales levels, the Company does not believe it will generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan of Reorganization. Thus, the Company is in negotiations with all such claim holders to reschedule the Company's payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants, the Company will be required to further reduce its size and reduce its cost of operations. However, over the long-term, the Company believes that, if the volume and prices of its product sales continue as presently anticipated, it will, subject to the continued deferral of certain obligations, generate sufficient cash from operations to sustain its current operations. In the event that sales decline significantly below the current level experienced by the Company, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Although the Company is pursuing additional sources of financing, there can be no assurance that financing will be available in amounts or upon terms sufficient to meet the Company's needs. However, in appropriate situations, the Company may seek strategic alliances, joint ventures, with others or acquisitions in order to maximize the Company's marketing potential, its utilization of existing resources and to provide further opportunities for growth.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS-THREE MONTHS ENDED AUGUST 31, 1996:

Net sales for the three months ended August 31, 1996 increased 6.9% to $1,806,000, as compared to $1,690,000 for the three months ended August 31, 1995. The Company's backlog of open orders increased 3.8% for the three months ended August 31, 1996 as compared to an increase of 3.6% for the three months ended August 31, 1995. Gross margins on the Company's sales increased to 22.6% for the three months ended August 31, 1996 in comparison to 14.3% for the three months ended August 31, 1995. These increases are the result of increased customer demand, a more favorable portfolio of products shipped, the market's ability to support higher prices and higher production yields.

For the three months ending August 31, 1996, the Company shipped 434,450 units as compared with 696,780 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

Selling, general and administrative expenses decreased to $280,000 for the three months ended August 31, 1996 from $283,000 for the comparable period in 1995. During the three months ending August 31, 1996 selling, general and administrative expenses as a percentage of sales was 15.50%, as compared with 16.75% for the three months ending August 31, 1995. The decrease was due primarily to decreases in commissions payable.

The Company recorded a net other expense of $95,000 for the three months ended August 31, 1996 versus a net other expense of $14,000 for the three months ended August 31, 1995. The variance was due primarily to increases in the Company's imputed interest of and other interest payable and the recording of other income of $00.00 as compared to other income of $18,000 for three months ended August 31, 1996 and August 31, 1995, respectively.

Net income for the three months ended August 31, 1996 increased to $33,000 versus a loss of ($55,000) for the same period in 1995. The major contributing factors to this turnaround were more favorable pricing and lower materials and direct labor costs. These favorable results were somewhat offset by a small variance in the Company's overhead and increases to the Company's imputed interest.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS-SIX MONTHS ENDED AUGUST 31, 1996:

Net sales for the six months ended August 31, 1996 increased by 6.2% to $3,536,000 as compared to $3,330,000 for the six months ended August 31, 1995. The Company's backlog of open orders increased 6.2% for the six months ended August 31, 1996 as compared to an increase of 9.5% for the six months ended August 31, 1995. Gross margins on the Company's sales increased to 21.0% for the six months ended August 31, 1996 from 14.98% for the six months ended August 31, 1995. These increases are due to increased customer demand, slightly higher average prices on units sold, lower direct labor and material costs and better manufacturing yields.

For the six months ended August 31, 1996, the Company shipped 823,122 units as compared with 1,463,200 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

Selling general and administrative expenses decreased to $544,000 for the six months ended August 31, 1996 from $630,000 for the comparable period in 1995. During the six months ended August 31, 1996 selling, general and administrative expenses as a percentage of sales was 15.38%, as compared with 18.02% for the six months ended August 31, 1995. The decrease was due primarily to decreases in commissions payable , legal and professional fees, overhead and advertising expenses.

The Company recorded a net other expense of $146,000 for the six months ended August 31, 1996 versus a net other expense of $31,000 for the six months ended August 31, 1995. The variance was due primarily to increases in the Company's imputed interest of and other interest expenses.

Net income for the six months ended August 31, 1996 increased to $53,000 versus ($162,000) for the same period of 1995. The major contributing factors to this turnaround were lower commissions payable, lower material and direct labor costs and improved product pricing and yields. These favorable results were somewhat offset by a small variance in the Company's overhead and increases to the Company's of imputed interest.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS:

Other than the following matters, the Company is not aware of any other significant pending legal proceedings to which it is a party.

TECHNOLOGY PLACE, INC.
The Company is engaged in a dispute with Technology Place, Inc., its landlord, as to each party's obligations under the Company's lease. On January 18, 1996, the Company filed an a action in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida seeking to clarify the lease. Both parties are attempting to negotiate an out of court settlement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
See Part 1.

ITEM 5. On August 26, 1996, the Company's Board of Directors appointed Messrs. Jacob A. Davis, Ph.D. and Joseph Schlig to fill existing vacancies on the Company's Board of Director's. The Company intends to appoint further additional members to its Board of Directors as suitable candidates are identified.

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


Dated:  October 11, 1996