Form 10QSB
period 1996-11-30
SOLITRON DEVICES INC
filed 1997-01-08
CIK 91668

SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For
        the transition period from _________ to _________
                Commission file number  1-4978

                             SOLITRON DEVICES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                         22-1684144
-------------------------------                  --------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


              3301 ELECTRONICS WAY, WEST PALM BEACH, FLORIDA 33407
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 848-4311
                            --------------------------
                           (Issuer's telephone number)

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

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION

Item   1. Financial Statements (unaudited):

          Condensed Consolidated Balance Sheet -- November 30, 1996


          Condensed Consolidated Statements of Operations -- Three Months and Nine Months Ended November 30, 1996 and 1995


          Condensed Consolidated Statements of Cash Flows -- Three Months and Nine Months Ended November 30, 1996 and 1995


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
Signature

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                     ASSETS




                                                      NOVEMBER 30, 1996
                                                      -----------------
                                                        (Unaudited)
Current Assets:
   Cash                                                   $  564
   Accounts receivable, less allowance
     for doubtful accounts of $29                            941
   Inventories                                             1,934
   Prepaid expenses and other current assets                 125
   Due from S/V Microwave Products, Inc.                      24
                                                          ------
      Total current assets                                 3,588

Property, plant and equipment, net                           688
Non-operating plant facilities                             1,745
Due from S/V Microwave Products, Inc.                        128
Other assets                                                  79
                                                          ------
                                                          $6,228
                                                          ======

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                   (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                            NOVEMBER 30, 1996
                                                            -----------------
                                                                 (Unaudited)

Current liabilities:
   Current maturities of long-term debt                         $      76
   Accounts payable - post-petition                                   385
   Current portion of accounts payable - pre-petition                 108
   Accrued expenses                                                 1,821
   Accrued Chapter 11 administrative expenses                          38
                                                                ---------
    Total current liabilities                                       2,428



Other long-term liabilities                                         3,070
                                                                ---------

Stockholders' Equity
   Preferred stock, $.01 par value,
    authorized 500,000 shares                                           -
   Common stock $.01 par value,
    authorized 10,000,000 shares,
    issued and outstanding 1,880,000                                   19
   Additional paid-in capital                                       2,619
   Deficit                                                         (1,908)
                                                                ---------
                                                                      730
                                                                ---------
                                                                $   6,228
                                                                =========


                 The accompanying notes are an integral part
                   of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                   (Unaudited)


                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                     NOVEMBER 30,             NOVEMBER 30,
                                 1996          1995        1996         1995
                                 ------------------        -----------------

NET SALES                        $1,806      $1,747        $5,342     $5,077
   Cost of sales                  1,410       1,479         4,203      4,310
                                 -------     ------        ------     ------

   Gross Profit                     396         268         1,139        767
   Selling, general and
     administrative expenses        272         327           816        957
                                 ------      ------        ------    -------


       Operating (loss) income      124         (59)          323       (190)
                                 ------      ------        ------    -------

OTHER INCOME (EXPENSE):
   Other Income                      13           8            44         36
   Interest expense                 (80)        (40)         (231)       (95)
   Other                            (13)         (6)          (39)       (11)
                                 ------      ------        ------     -------
       Net other expense            (80)        (38)         (226)       (70)
                                 ------      ------        ------     -------
       Net (loss) income         $   44      $  (97)           97       (260)
                                 ======      ======        ======     =======


INCOME (LOSS) PER SHARE:         $  .02      $(.05)           .05       (.12)
                                 ======      ======        ======     =======



WEIGHTED AVERAGE SHARES
   OUTSTANDING                   2,082,000   2,082,000    2,082,000   2,082,000
                                 ---------   ---------    ---------   ---------





                 The accompanying notes are an integral part
             of these condensed consolidated financial statements


                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                        NINE MONTHS ENDED NOVEMBER 30,
                                                        ------------------------------
                                                            1996             1995
                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                                         $  97            $(260)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                            163              179
     Provision for doubtful accounts                            2               (3)
     Gain on disposal of assets                                (8)             (13)
     (Increase) decrease in account receivable                (56)            (145)
     (Increase) decrease in inventories                       145             (127)
     (Increase) decrease in prepaid expenses and
      other current assets                                    (22)             (26)
     (Increase)  decrease in due from S/V Microwave
      Products, Inc.                                           41              (97)

     Decrease in other assets                                   4               (4)
     Increase (decrease) in accounts payable                 (189)             478
     Increase (decrease) in accrued expenses
      and other liabilities                                   606              (28)
     Decrease in accrued Chapter 11
      administrative expenses                                 (23)             (48)
     Increase (decrease) in other long-term
      liabilities                                            (431)             149
                                                            -----            -----
       Total adjustments                                      232              315
                                                            -----            -----
       Net cash used in operating activities                  329               55

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the disposal of assets                           8               13
 Additions to property, plant and equipment                   (78)            (106)
       Net cash used in investing activities                  (70)             (93)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital leases                                   (59)             (50)
       Net cash used in financing activities                  (59)             (50)

NET INCREASE (DECREASE) IN CASH                               200              (88)

                                 (Continued)

                   SOLITRON DEVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)

                                 (UNAUDITED)

                                 (CONTINUED)


                                                NINE MONTHS ENDED NOVEMBER 30,
                                                ------------------------------
                                                   1996                 1995
                                                ---------             --------


CASH AT BEGINNING OF PERIOD                          364                  867
                                                ---------            ---------
CASH AT END OF PERIOD                           $    564              $   779
                                                =========            =========


Supplemental cash flow disclosure:

Interest paid during the nine months ended November 30, 1996 and 1995 was approximately $231,000 and $95,000 respectively.

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

The results of operations for the nine month period ended November 30, 1996 are not necessarily indicative of the results to be expected for the year ended February 28, 1997.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

      a) On October 24, 1996 the Company settled its dispute with its new landlord regarding the Company's lease payments and the parties' obligations under the lease.


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

      (c) Pursuant to the Plan of Reorganization, beginning in approximately
May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. The Company is negotiating with its unsecured creditors to reduce its quarterly payment obligations and has proposed to those creditors that it make reduced quarterly payments of approximately $9,000. The Company has made eight reduced payments to its unsecured creditors, and, as of November 30, 1996, the Company has paid approximately $59,218 to its unsecured creditors, as opposed to the $431,422 called for under the Company's Plan of Reorganization. To date, the Company's unsecured creditors have accepted all such reduced payments, though no assurances can be made that they will continue to do so in the future or that the Company's negotiation with its unsecured creditors will be successful.

      (d) On September 11, 1996, the Company entered into an agreement to sell its Riviera Beach facility to C&C Equity Investors Two, Inc. ("C&C"). Under the terms of the agreement, C&C will assume all of the Company's obligations with respect to that facility (including, without limitation, closing costs, real estate taxes, penalties and fines and costs associated with the further environmental remediation of the facility). The terms of the proposed sale also call for the Company to be released by the Florida Department of Environmental Protection (the "DEP") from all liability associated with the Riviera Beach facility and the full satisfaction of the Company's Consent Final Judgment with the DEP, the DEP must approve any such sale of the Riviera Beach facility. On December 13, 1996, Solitron was notified by C&C that it was exercising its right to terminate the contract.

      (e) As disclosed in documents filed previously with the Securities and Exchange Commission, the Company is negotiating with various taxing authorities (including the Internal Revenue Service (the "IRS"), Palm Beach County, Florida and Martin County, Florida) to restructure its payment obligations for various back taxes. While these negotiations are pending, the Company has, in some cases, been making reduced payments to those taxing authorities. The following table indicates the approximate cumulative status of amounts due under Court Plans as of November 30, 1996:

                                  DUE                    PAID
                               --------                --------

      Martin County           $  36,000               $   7,957

      Palm Beach County         460,000                 207,948

      IRS                       147,000                     --

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

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the Old Riviera Beach property. These amounts have been accrued for in the balance sheet as of November 30, 1996. The accrual balance is approximately $1,060,000. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of any such remediation would not exceed such amounts.

As disclosed in documents filed previously with the Securities and Exchange Commission, the Plan of Reorganization obligates the Company to make certain periodic payments to an escrow account which funds are to be used to remediate the Company's Old Riviera Beach and Port Salerno facilities. Currently, the Plan of Reorganization calls for the Company to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month following the Effective Date; 2) $7,500 per month beginning on the 37th month following the Effective Date; and
3) $10,000 per month beginning on the 49th month following the Effective Date. This funding is to be suspended when total amounts paid reach 125% of the estimate remediation costs. The Company is negotiating with DEP to modify the escrow payment schedule. While these negotiations are under way, the Company is making reduced monthly payments into the escrow account. As of November 30, 1996 the Company had deposited $14,000 into the escrow account. No objection has been raised to the Company's reduced payments to date, though no assurance can be given that such an objection will not be raised in the future.

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

The Company reported a net income of $97,000 and operating income of $323,000 for the nine months ended November 30, 1996. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

                SOLITRON DEVICES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

                                 (CONTINUED)


At November 30, 1996, February 29, 1996 and November 30, 1995 respectively, the Company had cash and cash equivalents of $564,000, $364,000 and $779,000 (which included $548,000 restricted cash for rent and administrative claims in connection with the bankruptcy proceedings). The principal cash change from year to year was due to the Company's settlement with the Resolution Trust Company, the Company's former landlord. The principal change for the nine months ended November 30, 1996 was based on improved collections and the implementation of additional controls on expenditures.

At November 30, 1996, the Company had working capital of $1,160,000 as compared with a working capital at November 30, 1995 of $1,070,000. The increase was the result of decreases in cash, inventories and amounts due the Company from Vector Trading and Holding Corporation offset in part by increases to accounts receivable and prepaid expenses. The positive cash flow generated by the Company was used primarily to reduce liabilities. At February 29, 1996, the Company had working capital of $1,451,000. The approximately $291,000 change for the nine months ended November 30, 1996 was due primarily to increases in the scheduled payments to Palm Beach County and the DEP.

It is presently estimated that pursuant to the Plan or Reorganization, the Company would be required to pay an aggregate of approximately $3,483,338 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it reduce its payments to quarterly payments of $9,000. As of November 30, 1996, the Company had paid to the unsecured creditors $59,218 of the $431,422 due. Of amounts owed to unsecured creditors $108,000 is carried as short-term debt and $1,283,000 is carried as long-term debt.

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

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno Facility and the Old Riviera Beach Facilities. The costs of these assessments and remediations, estimated at $1,060,000, will be payable from the proceeds of the sale or lease of these properties. As part of

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and Old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of November 30, 1996, the Company had deposited $14,000 of the $75,000 due in accordance with the Plan into the escrow account.

On September 11, 1996, the Company entered into an agreement to sell its Riviera Beach facility to C&C Equity Investors Two, Inc. For more information as to the use of the proceeds from the proposed sale, reference is made to note 1(c) to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB. On December 13, 1996 Solitron was notified by C&C Equity Investors Two, Inc. that it was exercising its right to terminate the contract.

The Company is required to pay Ellco Leasing Corporation ("Ellco") $255,000 plus interest at six percent per annum in monthly payments until August 30, 1997 in satisfaction of an allowed claim amounting to approximately $1,214,000. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of November 30, 1996, the Company had paid Ellco $196,000 and was current in amounts due to Ellco.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


RESULTS OF OPERATIONS-THREE MONTHS ENDED NOVEMBER 30, 1996:


Net sales for the three months ended November 30, 1996 increased 3.4% to $1,806,000, as compared to $1,747,000 for the three months ended November 30, 1995. The Company's backlog of open orders increased 18.78% for the three months ended November 30, 1996 as compared to an increase of .3% for the three months ended November 30, 1995. Gross margins on the Company's sales increased to 21.9% for the three months ended November 30, 1996 in comparison to 15.3% for the three months ended November 30, 1995. These increases are the result of increased customer demand, a more favorable portfolio of products shipped, the market's ability to support higher prices and higher production yields.

For the three months ending November 30, 1996, the Company shipped 316,872 units as compared with 1,112,665 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

Selling, general and administrative expenses decreased to $272,000 for the three months ended November 30, 1996 from $327,000 for the comparable period in 1995. During the three months ending November 30, 1996 selling, general and administrative expenses as a percentage of sales was 15.06%, as compared with 18.72% for the three months ending November 30, 1995. The decrease was due primarily to decreases in commissions payable.

The Company recorded a net other expense of $80,000 for the three months ended November 30, 1996 versus a net other expense of $38,000 for the three months ended November 30, 1995. The variance was due primarily to increases in the Company's imputed interest and other interest payable which was partially offset by the recording of other income of $13,000 as compared to other income of $8,000 for three months ended November 30, 1996 and November 30, 1995, respectively.

Net income for the three months ended November 30, 1996 increased to $44,000 versus a loss of ($97,000) for the same period in 1995. The major contributing factors to this turnaround were more favorable pricing and lower materials and direct labor costs. These favorable results were somewhat offset by a small variance in the Company's overhead and increases to the Company's imputed interest.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


RESULTS OF OPERATIONS-NINE MONTHS ENDED NOVEMBER 30, 1996:

Net sales for the nine months ended November 30, 1996 increased by 5.2% to $5,342,000 as compared to $5,077,000 for the nine months ended November 30, 1995. The Company's backlog of open orders increased 12.6% for the nine months ended November 30, 1996 as compared to an increase of 11.3% for the nine months ended November 30, 1995. Gross margins on the Company's sales increased to 21.3% for the nine months ended November 30, 1996 from 15.11% for the nine months ended November 30, 1995. These increases are due to increased customer demand, slightly higher average prices on units sold, lower direct labor and material costs and better manufacturing yields.

For the nine months ended November 30, 1996, the Company shipped 1,139,994 units as compared with 2,575,865 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

Selling general and administrative expenses decreased to $816,000 for the nine months ended November 30, 1996 from $957,000 for the comparable period in 1995. During the nine months ended November 30, 1996 selling, general and administrative expenses as a percentage of sales was 15.28%, as compared with 18.85% for the nine months ended November 30, 1995. The decrease was due primarily to decreases in commissions payable , legal and professional fees, overhead and advertising expenses.

The Company recorded a net other expense of $226,000 for the nine months ended November 30, 1996 versus a net other expense of $70,000 for the nine months ended November 30, 1995. The variance was due primarily to increases in the Company's imputed interest and other interest expenses.

Net income for the nine months ended November 30, 1996 increased to $97,000 versus ($260,000) for the same period of 1995. The major contributing factors to this turnaround were lower commissions payable, lower material and direct labor costs and improved product pricing and yields. These favorable results were somewhat offset by a small variance in the Company's overhead and increases to the Company's of imputed interest.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS:

Other than the following matters, the Company is not aware of any other significant pending legal proceedings to which it is a party.

TECHNOLOGY PLACE, INC.

The Company is engaged in a dispute with Technology Place, Inc., its landlord, as to each party's obligations under the Company's lease. On January 18, 1996, the Company filed an action in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida seeking to clarify the lease. On October 24, 1996, the Company settled its dispute with its new landlord.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

See Part 1.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.



                                          SOLITRON DEVICES, INC.

                                          /s/ SHEVACH SARAF
                                          ------------------------------------
                                          Shevach Saraf
                                          CHAIRMAN, CEO & PRESIDENT



Dated:  January  6, 1997