Form 10KSB
period 1997-02-28
SOLITRON DEVICES INC
filed 1997-06-13
CIK 91668

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1997

                           Commission File No. 1-4978

                            SOLITRON DEVICES, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)
DELAWARE                                                            22-1684144
-------------------------------------------------------------------------------
(State or other jurisdiction              (IRS Employer Identification Number)
of organization)
             3301 ELECTRONICS WAY, WEST PALM BEACH, FLORIDA 33407
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                 Registrant's telephone number: (561) 848-4311
                                                --------------

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

                                    Yes [X]                         No [ ]

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

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of February 28, 1997, was approximately $618,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1997:1,974,799 shares of common stock, par value $.01 per share. Note: Additional shares are issuable by the Company without further consideration pursuant to the Company's Plan of Reorganization.

State issuer's revenues for its most recent fiscal year $7,159,000.

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

The Company was incorporated under the laws of the State of New York in 1959, and reincorporated under the laws of the State of Delaware in August 1987.

PRODUCTS

Prior to the consummation of the Vector Purchase Agreement in 1993, the Company was organized into two operating divisions: the Semiconductor Division and the Microwave Division. The Semiconductor Division continues to design, manufacture and assemble bipolar and MOS power transistors, power and control hybrids, junction and MOS field effect transistors, thin film resistors and other related products. Pursuant to the terms of the Vector Purchase Agreement, substantially all of the assets (other than real estate) comprising the Microwave Division and certain related liabilities were transferred to Vector, which now operates the Microwave Division as a privately-owned company, under the name of Solitron/Vector Microwave Products, Inc.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 1997 and for the fiscal year ended February 29, 1996 and (ii) contributions to the Company's total order backlog at February 28, 1997.

                        FISCAL YEAR     FISCAL YEAR        BACKLOG     BACKLOG
                           ENDED           ENDED             AT          AT
                        -----------     -----------       --------    --------
                         FEBRUARY        FEBRUARY         FEBRUARY    FEBRUARY

Product                  28, 1997        29, 1996          28,1997    29, 1996

Transistor                  31%            28%               14%         22%

Hybrids                     37%            33%               63%         43%

Field Effect Transistors    16%            22%                7%         13%

Power MOSFETS               16%            17%               16%         22%
                        ----------      ----------       ---------    --------
                           100%           100%              100%        100%

The Company's backlog at February 28, 1997 and shipments for the year ended February 28, 1997 reflect demand for the Company's products as at such date and for such period. For more information see discussion on backlog. The variation in the proportionate share of each product line reflects current demand and changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company's semiconductor products can be classified into selected active and passive electronic components. Active components are those which control and direct the flow of electrical current by means of a control signal such as a voltage or current. Passive components, on the other hand, include devices that store or dissipate energy and are generally incapable of power gain (for example, resistors, capacitors and inductors). The Company's active components include bipolar transistors, integrated circuits and MOS transistors and the Company's passive components consist of resistors.

It is customary to subdivide active components into those of a discrete nature and those, which are non-discrete. Discrete devices contain one single semiconductor element, as opposed to integrated circuits or hybrid circuits which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. Hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The industry trend appears to be developing from analog to digital circuitry in certain applications. Although no assurances may be made, the Company believes that such industry trend will have only a limited effect on the demand for the Company's custom power hybrids. The Company's products can be either standard devices such as catalog type items (e.g., transistors and voltage regulators) or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements.

Approximately 80% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings from the United States Government's prime contractors; the remainder are primarily JAN qualified products. The Company's semiconductor products are used as components of military, commercial and aerospace electronic equipment, such as ground and airborne radar systems, power distribution, missiles, missile control systems and spacecraft. The Company's products have been used on the space shuttle and on spacecraft sent to the moon and recently on Galileo, which was sent to Jupiter.

Approximately 80% of the Semiconductor Division's sales have historically been attributable to contracts with customers whose products are sold to the United States Government. The remaining 20% of sales are for non-military, scientific and industrial applications. For the fiscal year ended February 28, 1997, approximately 80% of the Semiconductor Division's sales have been of custom made products, and the remaining 20% have been of standard or catalog products.

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

HYBRIDS:
Hybrids are compact electronic circuits that contain a selection of passive and active components mounted on printed substrates and encapsulated in appropriate packages. The Company manufactures thick film hybrids, which generally contain discrete semiconductor chips, integrated circuits, chip capacitors and thick film or thin film resistors. Most of the hybrids are of the high power type, and are custom manufactured for military and aerospace systems. Some of the Company's hybrids include high power voltage regulators, power amplifiers, power drivers, boosters and controllers.

Through February 28, 1997, the Company had expended approximately $ 2,000,000 toward a program to become certified and qualified under MIL-STD-1772 (now MIL-PRF-38534), the standards promulgated by the Defense Electronic Supply Center ("DESC"). These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-STD-1772 (now MIL-PRF-38534) requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-STD-1772 (now MIL-PRF-38534) establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assure that these types of devices will be manufactured under conditions, which have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DESC (Defense Electronics Supply Center). A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan.

In addition, obtaining and maintaining military certifications and qualifications is desirable because it enables a manufacturer to satisfy many of the requirements for registration under the ISO 9000 International Quality Program. The ISO 9000 Program is a series of quality Management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. Several European prime contractors have advised the Company that a prerequisite to future sales by the Company to such contractors might be the key to the Company's obtaining ISO 9000 registration. However, to date, the Company has not encountered such a requirement. Based on the fact that 90% of the Company's products are made to print in accordance with customer specifications and in accordance with MIL-PRF-19500, MIL-PRF-38534 and MIL-PRF-883, which are stricter requirements than ISO 9000, it is Management's opinion that the possibility that such a requirement will bar the Company from performing or competing is highly unlikely. Additionally, domestic customers including the United States Department of Defense and certain leading private sector firms (e.g., DuPont, 3M and AT&T) have also adopted ISO 9000 allowing their suppliers to comply with ISO 9000 as an alternative to military qualification. The Company's plan is to initiate the necessary Program to obtain ISO 9000 qualification within the next two years. It is anticipated, based on industry observed experience, that the process might take up to two years. The Company will seek such certifications, as Management believes that such certification might avail to it additional business opportunities not currently available to it.

The Company achieved MIL-STD-1772 (now MIL-PRF-38534) certification in October 1990 and renewed in June 1993 and April 1995. In 1995, the Company received written notification that it has received MIL-STD-1772 (now MIL-PRF-38534) qualification. MIL-STD-1772 (now MIL-PRF-38534) qualification should continue to improve the Company's business posture by increasing product marketability. MIL-PRF-38534 replaced MIL-STD-1772. The Company is also qualified to deliver products under MIL-PRF-19500.

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

THIN FILM RESISTIVE PRODUCTS:
Thin film resistors are made of thin layers of metallic substances deposited over the surface of a substrate to form a device that resists the flow of electrical current. The Company also manufactures microwave coaxial rod resistors and thin film chip resistors. Rod resistors are made primarily for incorporation into products sold to Solitron/Vector Microwave Products, Inc. and other microwave product manufacturers. Chip resistors are made for internal use and for sale to others.

MANUFACTURING

The Company's engineer's design its transistors, diodes, field effect transistors, resistors, hybrids and integrated circuits, as well as other customized products, based upon requirements established by customers, with the cooperation of the product and marketing personnel. The design of non-custom or catalog products is based on specific industry standards.

Each new design is first produced on a CAD/CAE computer system. The design layout is then reduced to the desired microsize, and transferred to silicon wafers in a series of steps which include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device, single diode or a single transistor. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using an eutectic soft solder or epoxy die attach technique, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, copper, nickel or other metals utilizing outside vendors to perform the plating operation.

In the case of hybrids, design engineers formulate the circuit and layout designs. Ceramic substrates are then printed with gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips and capacitor chips are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins.The Company manufactures some of the hybrid packages.

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

MARKETING AND CUSTOMERS

The Company's products are sold throughout the United States and abroad primarily through a network of manufactures representatives and distributors. The Company is represented (i) in the United States by 4 representative organizations which operate out of 9 different locations with 12 sales people and 2 stocking distributor organizations which operate out of 40 locations with 300 sales people and (ii) in the international market by 4 representative organizations in 4 countries with 15 sales people. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

On February 28, 1997, the Company has had approximately 340 active customer accounts. During the year ended February 28, 1997, Hughes accounted for approximately 21% of net sales. No other company accounted for more than 10% of net sales during the last fiscal year. Approximately 7 of the Company's customers accounted for approximately 62.3% of the Company's sales during the fiscal year ended February 28, 1997. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. The Company expects this type of customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business of the Company.

During the fiscal year ended February 28, 1997 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company's sales have been and may continue to be adversely impacted by reduced congressional appropriations and changes in national defense policies and priorities. Notwithstanding such reduced congressional appropriations and a significant decline in sales in recent years, the Company had a 23% increase in bookings during the fiscal year ended February 28, 1997 as compared to the previous year. All of the Company's contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Although average sale prices are typically higher for products with military applications than for products with non-military, scientific and industrial applications, the Company hopes to minimize this differential by focusing on these quality-sensitive niche markets where price sensitivity is very low. There can be no assurance; however, that the Company will be successful in increasing its sales to these market segments, which increase in sales could be critical to the future success of the Company. To date, the Company has made only limited inroads in penetrating such markets.

Sales to foreign customers, located mostly in Western Europe and Israel, accounted for approximately 5% of the Company's net sales during the year ended February 28, 1997 and 8% during the year ended February 29, 1996. This reduction is a result of the decline in military spending in Western Europe and Israel. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. The Company is considering a variety of actions to attempt to increase sales in the overseas market, especially in the Far East.

BACKLOG

The Company's order backlog, which consists of semiconductor and hybrid related open and pending orders scheduled for delivery primarily within 12 months, was approximately $5,700,000 at February 28, 1997, compared to $4,300,000 as of February 29, 1996. The entire backlog consisted of orders for electronic components. The variation in backlog from fiscal year to fiscal year may be attributable to a number of non-quantifiable factors, including fluctuations in defense spending, demand and competition. The Company currently anticipates that the majority of its entire open order backlog will be filled by February 28, 1998. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

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

PATENTS AND LICENSES

The Company owns approximately 33 patents relating to the design and manufacture of its products. While the Company considers that, in the aggregate, its patents are important in the operation of its business, it believes that engineering standards, manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products. However, an important adjunct of the increased competition in the electronics industry has been a growing emphasis on product and process patents and their exploitation, which has resulted in increased activity intended to stimulate advantageous licensing and cross-licensing agreements.

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. The Company believes, however, that to the extent its business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, because of the decline in military orders, the number of competitors in this market has been stable, affording the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it may be subject to such price erosion and foreign competition. None of the Company's direct competitors depend on the sale of an identical component mix as their principal source of income. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company's products. A few such major competitors, (e.g., Motorola), have elected to withdraw from the military market altogether. The Company competes principally on the basis of product quality, turn-around time and price. The Company believes that competition for sales of products that will ultimately be sold to the United States Government has intensified and will continue to intensify as United States defense spending continues to decrease and the Department of Defense's pushes implementation of its decision in the Summer of 1995 to purchase high-end commercial product in lieu of Mil-Spec components. The Company believes that its primary competitive advantage is its ability to produce high quality products as a result of its years of experience, its sophisticated technologies and its experienced staff. The Company believes that its ability to produce highly reliable custom hybrids in a short period of time will give it a strategic advantage in attempting to penetrate high-end commercial markets and in selling military products complementary with those currently sold, as doing so would enable the Company to produce products early in design and development cycles. One of the Company's competitive disadvantages has been its history of delivery delays, due primarily to industry-wide tight supply of silicon wafers, semiconductors-dies and packages. For the year ended February 28, 1997, the Company's on-time delivery record was 81% as compared with 80% for the year ending in February 29, 1996. The Company believes that it will be able to improve its capability to respond quickly to customer needs and deliver products on time, and that this will prove to be a competitive advantage of the Company.

EMPLOYEES

At February 28, 1997, the Company had 105 employees (as compared to 100 at February 29, 1996) of whom 73 are engaged in production activities, 6 in sales and marketing, 5 in executive and administrative capacities and 21 in technical and support activities.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be satisfactory.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for all of its material requirements.

GOVERNMENT APPROVALS

The Company received Department of Defense's DESC (Defense Electronic Supply Center) approval to supply its product in accordance with -MIL-PRF-19500, - MIL-SPD- 883 and MIL-PRF--38534 (formerly MIL-SPD-1772)

RESEARCH AND DEVELOPMENT

During recent years, the Company has not spent any funds on research and development.

EFFECT OF GOVERNMENT REGULATION

As a result of May 1995 change in DOD policy, the Company can now sub-contract wafer fabrication, die assembly and testing to other approved and qualified vendors. This change may allow the Company to reduce its manufacturing cost by transferring labor intensive operations to lower labor cost facilities, most likely, off-shore. The Company manufactures some of its components off shore and management is attempting to secure the services of additional sources/subcontractors. However, no assurance can be given that these efforts will be successful.

SEASONALITY

The Company's bookings of new orders and sales are largely dependent on congressional budgeting and appropriation activities and the cycles associated therewith. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities.

ENVIRONMENTAL COMPLIANCE
During fiscal year ended February 28, 1995, the Company's environmental legal counsel determined that the Environmental Protection Agency (the "EPA") was reassessing all prior Comprehensive Environmental Response, Compensation and Liability Information System sites for National Priority Ranking using the newly adopted ranking formula. Counsel further determined that the Company's facilities at Riviera Beach and Port Salerno were the subject of such reassessment. After conducting a series of meetings with the State Department of Environmental Protection (the "DEP") and with Region IV EPA officials, the DEP requested that the Riviera Beach and Port Salerno sites be taken out of the reevaluation process and, pursuant to both that request and the Company's request, Region IV EPA, according to the responsible DEP official, took both sites out of the reevaluation process and deferred informally further action pending the Company's complying with the requirements of the Consent Final Judgment that it had entered with the Florida Department of Environmental Protection in accordance with its Plan of Reorganization.

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

During the fiscal year ended February 28, 1997, the Company has spent approximately $11,000 for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

Following the Effective Date of the Plan of Reorganization and consistent with its agreement with the State of Florida Department of Environmental Protection, the Company has performed environmental assessments to confirm that all soil contamination has been remediated at the Old Riviera Beach Facility and the Port Salerno Facility in accordance with the terms of the Consent Final Judgment, entered in October 1993 (the "Consent Final Judgment"). Certain groundwater remediation remains to be performed at both properties. Pursuant to the provisions of the Consent Final Judgment, and the Plan of Reorganization, the remediation would be performed from any proceeds of the sale or lease of the two properties or from further payments required of the Company as set forth herein. The properties can be sold and the prospective purchaser can obtain first purchaser protection from further enforcement provided the sale price of the property equals or exceeds the lesser of (i) 75% of its then appraised value or
(ii) the estimated cost of its remediation. In connection with facilitating the remediation of the properties, the Company is obligated to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the date of the Final Judgment: (i) year 1-$5,000 per month; (ii) year 2 - $7,500 per month;
(iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. Due to cash flow problems, the Company is negotiating with DEP to modify the payment schedule. While these negotiations are underway, the Company is depositing $1,000 per month into the escrow account. As of February 28, 1997, of the $97,500 due the Company has deposited $17,000 into these escrow accounts. Certain insurance proceeds that were placed into the escrow pursuant to the Consent Final Judgment and the Plan of Reorganization have been utilized to confirm that soils at the Old Riviera Beach and the Port Salerno facilities, do not require further remediation. DEP has acknowledged that no further soil remediation is required at either site. In the event there are excess proceeds from the sale of either property above the cost of its remediation, the excess funds will be utilized to remediate the other property. Further, the Company has negotiated an amendment to the Consent Final Judgment regarding the Riviera Beach site that would require completion of remediation of the Old Riviera Beach site even if the sale of that site did not result in sufficient proceeds to complete that remediation. See "Item 2. - Properties" for a description of these facilities. The Company's financial statement reflects liabilities of $1,057,000 relating to the foregoing assessment and remediation obligations. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liability, there can be no assurance that the actual cost of remediation will not exceed such amount. In the event that the Company defaults under the Consent Final Judgment, the DEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction. For a more definitive description of environmental matters pertaining to the Old Riviera Beach Facility and the Port Salerno Facility, please refer to the Consent Final Judgment, as amended.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the Old Riviera Beach property. Approximately $1,057,000 has been accrued in the balance sheet as of February 28, 1997. The Company recorded these liabilities as $183,000 short-term liabilities and $874,000 long-term liabilities.

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

During late 1996 and early 1997, the Company negotiated with prospective purchasers of both sites to assume full responsibility for remediation of the sites and the Company successfully consummated contracts to purchase, subject to due diligence and closing conditions. In early 1997, EPA requested site access to both properties for purposes of performing testing to further evaluate the sites for National Priority List (NPL) testing and expressed its preliminary view that both sites would qualify under the ranking formula. After a meeting with DEP and EPA on March 21, 1997, DEP requested that two prospective purchasers of the properties be afforded an opportunity to complete their due diligence, obtain site data and assume responsibility for site remediation under a state lead cleanup. EPA agreed to postpone its further processing of the sites for ninety days (90) and determine whether DEP was in position to accept the purchasers and their financial assurances that they would perform. DEP is currently negotiating with the purchasers to assume full responsibility to remediate and that the Company will be relieved of all liability upon the completion thereof. The new Consent Agreements would relieve the Company of all obligations under the Consent Final Judgment. Both purchasers have inspection periods that have not yet expired and the Company will not know whether these transactions will close until they do expire in the next several months. It appears that EPA and DEP are cooperating and DEP, on behalf of the Governor, must concur in EPA's resumption of processing for National Priority List (NPL) listing. For further discussion of the Company's alternatives if the Purchasers do not close on these purchases, see "Properties Section."

BANKRUPTCY PROCEEDINGS

On January 24, 1992 (the "Petition Date"), the Company and its wholly-owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.), a Delaware corporation, filed voluntary petitions seeking reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). These bankruptcy estates were subsequently consolidated by the Bankruptcy Court. On August 20, 1993, the Bankruptcy Court entered an Order (the "Order of Confirmation") confirming the Company's Fourth Amended Plan of Reorganization, as modified by the Company's First Modification of Fourth Amended Plan of Reorganization (the "Plan of Reorganization"). The Plan became effective on August 30, 1993 (the "Effective Date"). On July 12, 1996, the Bankruptcy Court officially closed the case.

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

     (a) On February 28, 1993, pursuant to a Purchase Agreement, dated October 5, 1992, as amended (the "Vector Purchase Agreement"), the Company transferred to Vector Trading and Holding Corporation ("Vector") (the successor in interest to the Company's former primary lender, First Union National Bank ("First Union")) substantially all of the assets, other than real estate, comprising the Company's Microwave Division and certain related liabilities. Pursuant to the terms of the Vector Purchase Agreement: (i) Vector subleases approximately 30% of the Company's facilities in West Palm Beach, Florida, for a period ending December 31, 2001 at an annual rate that started at approximately $50,000 during the first year and increases to approximately $150,000 in the last four years, with aggregate remaining payments of approximately $712,000 (the "Sublease");
(ii) the Company assigned to Vector insurance proceeds of approximately $5.4 million from National Union Fire Insurance Company stemming from a 1991 fire in the Company's hybrid department; (iii) the Company and Vector entered into mutual non-competition agreements for a period of five years, pursuant to which neither will compete in the United States with respect to the types of products produced by the other as of the date of the Vector Purchase Agreement; (iv) the Company entered into a Shared Services and Equipment Agreement (the "Shared Services Agreement") with Vector, pursuant to which it is estimated that Vector will pay Solitron approximately $55,000 per year for eight years in exchange for, among other things, (a) the Company's allowing Vector to use certain of the Company's equipment, (b) the Company's providing to Vector certain services and
(c) Vector's reimbursing or paying the Company (in pro rata quarterly installments through approximately the end of 1998) an aggregate of approximately $210,000 in personal property taxes paid by the Company on the assets transferred to Vector. As of February 1997, Vector had paid approximately $82,000 of these taxes. As of February 28, 1997, Vector has been current with its financial obligations.

     (b) The Company has or will issue to certain pre-petition creditors that number of shares of Solitron's common stock, par value $.01 per share (the "Common Stock"), equal to 65% (approximately 1,424,504 shares) of the issued and outstanding shares after all issuances contemplated by the Plan of Reorganization (other than the shares issuable pursuant to the exercise of stock options granted to Shevach Saraf, the Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company, as described below). Of this 65%, 40% (approximately 876,618 shares) will be issued to holders of unsecured claims (pro rata) and 25% (approximately 547,886 shares) have been or will be issued to Vector. As of April 24, 1996, 771,434 of the 876,618 that are to be issued have been issued to holders of unsecured claims and 547,886 shares have been issued to Vector participants and their successors (See Management Discussion and Analysis). On December 15, 1995, the Company and Argo Partners, Inc., an unsecured creditor reached an agreement under which Solitron Devices, Inc. acquired Argo Partners' unsecured debt of $694,834 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the acquisition, Argo Partners received payment of approximately $3,160 from the Company as part of several distributions to unsecured creditors. Thus, Solitron Devices, Inc. recognized in December 1995 an extraordinary gain of approximately $96,877 due to the debt being carried on the books at a discounted amount. Now that the claim of the State of California as an unsecured creditor has been quantified, all shares issuable to the State of California as an unsecured creditor were issued to the State of California in April 1996. The common stock issued to the Vector participants and holders of unsecured claims must be voted by them in accordance with the recommendation of the Company's Board of Directors and, in general, the holders of such Common Stock have agreed pursuant to the Plan of Reorganization to take no action hostile to the Company such as to commence or assist in a proxy contest or tender offer. However, no limitation on the transferability of this Common Stock was imposed pursuant to the terms of the Fourth Amended Disclosure Statement or the Plan of Reorganization. Solitron's pre-petition stockholders retained their issued and outstanding shares of Common Stock which, after the issuance of the remaining shares reserved for issuance under the Plan of Reorganization (other than those shares issuable upon the exercise by Mr. Saraf of certain options), represent 20% (approximately 438,310 shares) of the issued and outstanding Common Stock. Of the remaining 15%, 10% (approximately 219,155 shares) have already been issued to Mr. Saraf, and 5% (approximately 109,577 shares) are reserved for future issuance pursuant to employee stock incentive plans or programs. Additionally, Mr. Saraf has been issued options to purchase an additional 8% of the issued and outstanding Common Stock after giving effect to the foregoing issuance. The Company intends to issue the remainder of the Common Stock issuable pursuant to the Plan of Reorganization to unsecured creditors at such time as all of its obligations to Ellco have been satisfied.

     (c) Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in progress, the Company made nine of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period March 1, 1995 through

February 28, 1997 in the aggregate amount of approximately $65,376 of the approximately $558,747 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim (as described below in (j) and the Company's acquisition of the unsecured claim of Argo Partners, Inc. (as described below in (o) it is presently estimated that there are an aggregate of approximately $7,095,252 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,483,338 (i.e., 35% of $7,095,252) to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000. The Company carries its debt to its unsecured creditors as $140,000 in short-term debt and $1,247,000 in long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000. These payments and the aggregate amounts thereof would also increase proportionately in the event of default by the Company in its obligations to Ellco Leasing Corporation ("Ellco"), as described in (e) below.

     (d) In March 1995, the Company entered into negotiations with its unsecured creditors, the IRS, Palm Beach County, Martin County and DEP in order to modify the schedule of payments as prescribed by its Plan of Reorganization. These negotiations continue. There can be no assurance that these negotiations will be successful.

     (e) The Company is required to pay to Ellco $255,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date of the Plan of Reorganization. Approximately $226,000 plus interest of such $255,000 had been paid as of April 30, 1997. Ellco has been granted a security interest in certain of the Company's equipment to secure such obligations. Ellco is required to release its liens on certain of the Company's assets as the above-referenced payments are made. In the event of any default on any of such payments which remains uncured after seven days' notice, Ellco would have a claim as an unsecured creditor in the amount of the deficiency. This deficiency claim might amount to 35% of the original amount due Ellco less payments made to the date of the default and the Company would make monthly payments to Ellco until an aggregate of 35% of the allowed claim was paid to Ellco. Additionally, from the time of default, Ellco would be entitled to receive a pro rata portion of the Profit Participation (as defined in (g) below) payable to unsecured creditors. However, no retroactive payments would be made to Ellco. In the event of such default, however, Ellco would also receive a pro rata share of the Common Stock issuable to unsecured creditors. Approximately 105,000 shares of the Common Stock are held by the Company in trust for Ellco. If no such default occurs, such Common Stock would be issued pro rata to the unsecured creditors. The Company is current with Ellco and expects to remain current.

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

     (g) Beginning on the date the Company's net after tax income exceeds $500,000, the Company will be obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector participants and their successors, 5% of its net after tax income until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector participants and their successors (the "Profit Participation").

     (h) The Company transferred to First Union the real property known as the New Riviera Beach Facility and granted First Union a non-exclusive perpetual easement for the use of approximately 125 parking spaces on the adjacent real property owned by the Company known as the Old Riviera Beach Facility. First Union has claimed that the Company is obligated to pay approximately $110,000 in 1993 real property taxes with respect to the New Riviera Beach Facility that accrued prior to such transfer as well as the cost of removing personal property from and cleaning the New Riviera Beach Facility. The Court denied First Union's motion during fiscal year 1995. See "Item 2 - Properties".

     (i) Following the Effective Date and consistent with its agreement with the State of Florida Department of Environmental Protection (the "DEP"), the Company has begun to perform environmental assessments and is required to remediate the Old Riviera Beach Facility and the Port Salerno Facility in accordance with the terms of the Consent Final Judgment, entered in October, 1993 (the "Consent Final Judgment"). The foregoing stems from the environmental contamination of these properties. The monies to be utilized to fund these assessments and remediations will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan of Reorganization, unless approved by the DEP, neither the Old Riviera Beach Facility nor the Port Salerno Facility will be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its then appraised value or (ii) the estimated cost of its remediation. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date: (i) year 1 - $5,000 per month; (ii) year 2- $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company is negotiating with DEP to modify this payment schedule. The Company is making payments of $1,000 per month and hopes to remain on this payment schedule until the properties are sold. As of February 28, 1997, of the $97,500 due according to the Plan, the Company deposited $17,000 in the required escrow accounts. Additionally, $42,000 in proceeds from an insurance settlement was released from escrow and has been utilized to investigate the extent to which the soil at the Old Riviera Beach and Port Salerno facilities requires remediation. Following testing, final determination has been made that the soil at the Old Riviera Beach and Port Salerno facilities needs no further remediation. Any excess of such sale and lease proceeds over the cost of assessment and remediation will be returned to the Company following completion of the cleanup of both facilities. See "Item 2.
- Properties" for a description of these facilities. The Company's financial statements reflect liabilities of $1,057,000 relating to the foregoing assessment and remediation obligations. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of remediation will not exceed such amount. In the event that the Company defaults under the Consent Final Judgment, the DEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction. For a more definitive description of environmental matters pertaining to the Old Riviera Beach facility and the Port Salerno facility, please refer to the Consent Final Judgment.

     (j) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,810,000 (which amount is accrued in the consolidated financial statements and this amount includes interest). The Company was required to begin making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is negotiating with Palm Beach County on restructuring the stream of payments. The Company entered into an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The Company is negotiating with Martin County on restructuring the payment schedule. During January 1995, the amount of allowed tax claims payable to the IRS was determined to be $401,000. At February 28, 1997, such amounts, including accrued interest, total $440,000. The Company was expected to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 per quarter beginning in April 1995 and ending in approximately January 2001.
                                      -12-

The Company is negotiating with the IRS to restructure these payments. The State of California Franchise Tax Board claim has now been quantified by the Court on November 30, 1995 to be $680,179.35 and it is treated as an unsecured claim. The Company is not making payments to the IRS, Palm Beach County and Martin County. It is anticipated that the Martin County tax claim will be paid in full with the sale of the Port Salerno property. It is anticipated that a large part of the Palm Beach County Tax claim will be paid with the sale of the Riviera Beach property. The Company has attempted to renegotiate the payment schedule with the IRS and is awaiting their reply. The following table indicates the approximate cumulative status of amounts due under Court Plans as of February 28, 1997:

                                    DUE TO DATE            PAID
                                    -----------        -----------
      Martin County*                 $  48,000          $   7,957

      Palm Beach County*             $ 542,000          $ 225,605

      IRS                            $ 168,000          $    -

     (k) The Company has entered into a contract with Stateside Capital Group, LLC, to sell the Riviera property that requires the Purchaser to assume full liability for the cleanup, to enter into a Consent Agreement with DEP reflecting such assumption of responsibility and to post a cleanup fund in escrow to assure performance. The Purchaser is now in its inspection period during which it will determine whether to close the transaction. The Purchaser is obligated under the contract to pay outstanding real estate taxes, and to pay all of Company's costs of closing including its brokerage fee and its attorney's fees. The Company will retain a contingent liability until the cleanup is completed.

     (l) The Company has entered into a contract with Brownfield Recovery Corp. to purchase the Port Salerno property, to pay the outstanding real estate taxes and all of the Company's closing costs including brokerage and attorney's fees, and assume full responsibility for the required cleanup, including posting of a one million dollar letter of credit to the Company to guarantee the Purchaser's performance of the cleanup. The Company will retain a contingent liability until the prescribed cleanup is completed.

     (m) Solitron rejected substantially all of its pre-petition executory contracts (including its outstanding stock option agreements except those with Shevach Saraf, Solitron's Chairman of the Board, Chief Executive Officer, President and Treasurer), except for certain contracts with distributors, sales representatives, lessors of equipment, customers, suppliers and the lessor of its West Palm Beach, Florida facility, and the Sublease with Vector, the Shared Services Agreement with Vector and the Employment Agreement with Mr. Saraf.

     (n) All of the members of Solitron's Board of Directors, other than Shevach Saraf, resigned as of January 20, 1996. On August 26, 1996, the Board of Directors of the Company appointed Messrs. Jacob A. Davis, Ph.D. and Joseph Schlig to fill existing vacancies on the Board of Directors.

* For the years since Bankruptcy, additional taxes have become delinquent with Martin and Palm Beach Counties in the following amounts respectively - $26,807 and $163,711.

ITEM 2.  PROPERTIES

During fiscal 1993, the Company consolidated all of its manufacturing operations and its corporate headquarters to an existing facility (approximately 70,000 square feet (of which approximately one-third is being subleased to Vector)) in West Palm Beach, Florida. The Company has leased the facility for a term ending in 2001. The Company believes that its facilities in West Palm Beach, Florida will be suitable and adequate to meet its requirements for the foreseeable future. Pursuant to the Plan of Reorganization, the Company transferred to First Union its 150,000 square foot facility in Riviera Beach, Florida that, prior to August 30, 1992, housed the Company's executive offices and 137,000 square feet of manufacturing space occupied by the Semiconductor Division (i.e., the New Riviera Beach Facility). Pursuant to the terms of the Plan of Reorganization, the Company granted First Union a non-exclusive perpetual easement on approximately 125 parking spaces at the Old Riviera Beach Facility. First Union has claimed that the Company is required to pay an aggregate of approximately $110,000 in 1993 real property taxes with respect to the New Riviera Beach Facility that arose prior to transfer. First Union filed a motion with the Bankruptcy Court with respect to this issue. Such motion has been denied during fiscal year 1995.

The Company owns a 78,000 square foot facility (the "Old Riviera Beach Facility") within the same complex as the New Riviera Beach. The Company's Old Riviera Beach facility is currently vacant. The Old Riviera Beach facility is now under contract and the Purchaser is performing due diligence. The Purchaser does not seek the first purchaser protection provided in the Consent Final Judgment and the Company and the Purchaser have requested that in lieu of sale proceeds, the DEP accepts the financial security proposed to be placed in escrow under dual control of DEP and the Purchaser for the purpose of performing the required remediation. The Purchaser would assume full liability to remediate the property and to pay the Company's costs of closing the sale, including brokers' and attorneys' fees, and the Company will be relieved of all environmental liability when the remediation is completed.

The Company would be contingently liable if the Purchaser failed to complete remidiation but would be able to utilize any unused escrow funds to perform the remediation. Further, the remediation contractor is required to post a performance bond and to perform under a fixed price contract, the amount of which will have escrowed. DEP and EPA have agreed to defer processing of this site for possible National Priority List (NPL) listing pending satisfactory completion of the sale and negotiation of a Consent Agreement among the Company, the Purchaser and DEP. If this sale does not proceed, the Company intends to request the predecessor owner and operator of the property either to assume responsibility for the remediation or to loan the Company the funds to perform the cleanup secured by a mortgage on the property. The predecessor owner and operator is financially able to perform and has advised the Company that it wishes to take such steps as will prevent EPA from proceeding to place the property on the National Priority List (NPL) and assuming jurisdiction over the cleanup.

If all alternatives fail, the Riviera Beach site will be listed by EPA on the National Priority List (NPL) and EPA will perform the cleanup and pursue the Company and the predecessor owner and operator to recover all of its costs. The Company would be able to sell the remediated property and use the proceeds to satisfy its share of EPA's claim or would attempt to negotiate a settlement based upon its limited ability to pay. It is uncertain whether any of these alternatives will be successful but new test data indicate that the potential cleanup costs will be significantly less due to the large reduction in the levels of the groundwater contamination. The Company believes that the site is not likely ever to be placed on the National Priority List (NPL).

The Company also owns the Port Salerno Facility, which consists of a 42,000 square foot building and 23 acres of undeveloped land located in Port Salerno, Florida. The Port Salerno Facility is currently vacant and is under contract for sale to Brownfield Recovery Corp. that specializes in remediating contaminated properties through an affiliated remediation firm. The Purchaser and the Company are requesting DEP to enter into a new Consent Agreement under which the Purchaser would post a one million-dollar Letter of Credit to ensure performance of the required remediation. The Company would remain contingently liable until the Purchaser completed the remediation but if the Purchaser failed to so complete, then Solitron would be authorized to use the unused portion of the Letter of Credit to perform the remaining remediation. Solitron would not retain a security interest in the property but would be able to sue to recover its clean up costs and foreclose on the property to satisfy its judgment.

In the event the Purchaser does not satisfy DEP's requirements or close the purchase, then it is likely that this site will be placed on the National Priority List (NPL) and remediated by EPA. EPA will then pursue the Company for its costs. Following clean up by EPA, the Company will have a remediated property to sell and use the proceeds from such sale to settle the EPA cost claim. Whether the Company could settle based on the value of the property is problematic.

Once the facilities are sold, the proceeds of the sale will be used as follows:
(1) pay for all outstanding real estate taxes; (2) real estate commission; (3) legal fees; (4) all other costs associated with the sale, i.e., stamps, title insurance, etc. The buyer will assume the Company's responsibility for the cleanup and will provide the Company with a Letter of Credit to assure completion of the cleanup or all remaining funds will be deposited in the Riviera Beach or Port Salerno environmental escrow account. Should the cost of cleanup exceed the escrowed amount, the Company will be required to pay any additional funds in accordance with the Consent Final Judgment (see Consent Final Judgment, as amended, included as an exhibit hereto).

The Company's payment in 1993 of $200,000 to extend the large main public water line to the Port Salerno Facility neighborhood and to extend smaller individual distribution lines to affected properties with private wells was the principal cost for water service to the area. In the event that other private wells are impacted in the future in excess of regulatory levels, the Company might be obligated to extend small, individual distribution lines to serve the affected properties. However, retesting of private wells by the Martin County Health Department during fiscal year 1995 did not reveal additional wells to be so impacted and the State Department of Environmental Protection has not required further properties to be provided with public water supply. There is the potential for the required extension in the future but the State Department of Environmental Protection has acknowledged that source removal from soils and pond sediments has been completed. As the facility has not been in use since 1988, the Company believes the likelihood of additional extensions to be minimal and the costs of any such extensions if required in the future to also be minimal.

ITEM 3. LEGAL PROCEEDINGS

Other than the Bankruptcy Proceedings (as described in "Item 1. - Business") and the following matters, the Company is not aware of any other significant legal proceedings to which it is a party.

INTERNAL REVENUE SERVICE TAX CLAIM

The Internal Revenue Service ("IRS") audited the Company's income tax returns for the years 1980-1989. The Company appealed the IRS' original audit results. During January 1995, the tax claim was determined to be $401,000, which is included in the Company's financial statement as an accrual for the entire amount plus interest. At February 28, 1997, such amounts including accrued interest, total $440,000. The IRS' tax claim is subject to payment within six years from January 1995. The Company is negotiating with the IRS to reschedule this stream of payments.

STATE OF CALIFORNIA TAX CLAIM

On November 23, 1992, the State of California filed a claim asserting that the Company owes the State of California approximately $900,000 for income taxes for years prior to 1982. On November 30, 1995, this claim was settled for approximately $680,000. As required by the Plan of Reorganization, this claim is being treated as an unsecured claim. Accordingly, the liability representing 35% of these claims was adjusted by approximately $220,000. In accordance with the Plan of Reorganization, approximately 66,854 shares of stock have been issued to the State of California during April 1996.

ENVIRONMENTAL CLAIM REGARDING PORT SALERNO
The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for the allowance of a general unsecured claim in the amount of $10,000. This offer was rejected. The claim is unresolved and is currently dormant.

TEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS

Since March, 1995, the Company's Common Stock has been traded on NASDAQ's Electronic Bulletin Board (over the counter. The Company's Common Stock was traded on the New York Stock Exchange until October 13, 1993, at which time it began trading on the NASDAQ Small Cap Market where it was traded until March 1995.

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

                FISCAL YEAR ENDED       FISCAL YEAR ENDED
                FEBRUARY 28, 1997       FEBRUARY 29, 1996
                -----------------       -----------------

                 HIGH        LOW         HIGH       LOW
                -------    -------      ------    --------
First           $0.3125    $0.1562      $0.625    $0.50
Second          $0.50      $0.125       $0.75     $0.3125
Third           $0.375     $0.125       $0.75     $0.3125
Fourth          $0.420     $0.125       $0.50     $0.31

During the period beginning on March 1, 1997 and ending on April 30, 1997, the high and low sales prices of the Common Stock were 0.3125 and 0.1562, respectively.

As of February 28, 1997 and February 29, 1996, there were approximately 4,266 and 4,371 holders of record of the Company's Common Stock, respectively. On February 28, 1997, the last sale price of the Common Stock as reported on the Electronic Bulletin Board was $0.313 per share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In January, 1992, as a result of losses and liquidity deficiencies, the Company and its wholly-owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On August 20, 1993, the Bankruptcy Court entered an Order of Confirmation confirming the Company's Plan of Reorganization and on August 30, 1993, the Plan of Reorganization became effective and the Company emerged from bankruptcy. On July 12, 1996, the Bankruptcy Court officially closed the case.

The following table is included solely for use in comparative analysis of income
(loss) before extraordinary items to complement management's discussion and analysis.
                                          (DOLLARS IN THOUSANDS)
                                     YEAR ENDED FEBRUARY 29/28 28/29
                                     -------------------------------
                                             1997       1996
                                           -------    -------
Net Sales                                  $ 7,159    $ 6,731
Cost of sales                                5,581      5,558
                                           -------    -------
Gross profit                                 1,578      1,173
Selling, general and administrative
  expenses                                   1,110      1,159
                                           -------    -------
Operating (loss) income                        468         14
Chapter 11 administrative expenses and
  fresh start adjustments                       (4)        (2)
Gain on disposal of assets                       7         14
Interest expense                              (145)      (121)
Interest expense on unsecured creditors
  claims                                      (162)      (174)
Write down of non-operating facilities
  and related expenses                         (43)       (21)
Interest income                                 17         24
Other, net                                       1         (3)
                                           -------    -------
(Loss) income before extraordinary items       138       (269)
                                           -------    -------
Extraordinary item                             -0-        419
Net (loss) income                          $   139    $   150
                                           =======    =======

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, strategies, available financing, and other factors discussed elsewhere in this report and the documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

LIQUIDITY AND CAPITAL RESOURCES

During the last several fiscal years, the Company has generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on our products, significant expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the year ended February 28, 1997, the Company recorded net income from operations of $139,000.

During the pendency of the Bankruptcy Proceedings, all secured and unsecured claims against and indebtedness of the Company (including accrued and unpaid interest) were stayed in accordance with the Bankruptcy Code while the Company continued its operations as a debtor-in-possession, subject to the control and supervision of the Bankruptcy Court. Because these stays limit cash outflow, the Company, during the pendency of the Bankruptcy Proceedings, realized positive cash flow from ongoing operations. Since the Company emerged from Chapter 11, it has experienced a positive cash flow from recurring operations; however, until the fiscal year ended February 28, 1997, overall cash flow was negative due primarily to the necessity to make payments of administrative expenses and unsecured debt payouts arising in connection with the Bankruptcy Proceedings. The foregoing resulted in a decrease in cash and cash equivalents since emergence from Chapter 11.

The Company has incurred a small gain from ongoing operations of approximately $467,000 for the fiscal year ended February 28, 1997 and has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations.

The Company has projected that it will continue to be able to generate sufficient funds to support its ongoing operations. However, the Company must be able to renegotiate its required payments to unsecured creditors, the IRS, the DEP and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company is currently in negotiations with the unsecured creditors, the IRS, the DEP and other taxing authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to be able to enter into a factoring arrangement or to develop other financing facilities to improve cash flow should the need arise. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, DEP or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

At February 28, 1997 and February 29, 1996 respectively, the Company had cash and cash equivalents of $537,000 and $364,000. The principal cash change was due to managing disbursements and permitting the liabilities to rise.

At February 28, 1997, the Company had working capital of $1,027,000 as compared with a working capital at February 29, 1996 of $1,451,000. The decrease was due primarily to a major shift of long term debt to current and due to managing disbursements and permitting the liabilities to rise, which was partially offset by an increase in accounts receivables. Current assets increased in accounts receivables and cash. All areas of current liabilities increased except the current portion of long term debt and accrued Chapter 11 expenses.

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more discussion see Management's Discussion and Analysis). To date, these negotiations have not been completed and while they are in progress, the Company made nine of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period march 1, 1995 through February 28, 1997 in the aggregate amount of approximately $65,376 of the approximately $558,747 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim and the Company's acquisition of the unsecured claim of Argo Partners, Inc., it is presently estimated that there are an aggregate of approximately $7,095,252 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,483,338 (i.e., 35% of $7,095,252) to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000. The Company carries its debt to its unsecured creditors as $140,000 in short-term debt and $1,247,000 as long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000. These payments and the aggregate amounts thereof would also increase proportionately in the event of a default by the Company in its obligations to Ellco Leasing Corporation ("Ellco").

The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for an allowed general unsecured claim in the amount of $10,000, to be paid as other unsecured creditor claims are being paid. This offer was rejected, and the claim is unresolved and presently dormant. During fiscal year 1995, the Company's environmental legal counsel determined that the Environmental Protection Agency ("EPA") was reassessing all prior Comprehensive Environmental Response, Compensation and Liability Information System sites for National Priority Ranking using the newly adopted ranking formula. The Company's facilities at Riviera Beach and Port Salerno were the subject of such reassessment. After conducting a series of meetings with the State Department of Environmental Protection (the "DEP") and with Region IV EPA officials, the DEP requested that the Riviera Beach site be taken out of the reassessment priority process and, pursuant to both that request and the Company's request, Region IV EPA, according to the responsible DEP official, took both sites out of the reevaluation process and deferred informally further action pending the Company's complying with the requirements of the Consent Final Judgment that it had entered with the Florida Department of Environmental Protection in accordance with the Company's Plan of Reorganization.

The Company's former facility in Jupiter, Florida (which was sold in 1982) has been the subject of a preliminary assessment by the EPA during calendar year 1995. The EPA has requested site access from the current owner. The Company's environmental legal counsel has no information concerning the Jupiter facility nor has the Company received any request for information. The Company and its environmental legal counsel cannot assess at this time what the impact of the EPA study will be, if any, on the Company's liability nor when the EPA will complete its study. For a further description of the Company's significant environmental problems, refer to "Item 1 - Business Bankruptcy Proceedings" and to Note 12 of the accompanying Consolidated Financial Statements.

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno Facility and the Old Riviera Beach Facilities. The costs of these assessments and remediations, estimated at $1,069,000, will be payable from the proceeds of the sale or lease of these properties. The Company is required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date of the Plan of Reorganization to ensure the remediation of these properties in the event the properties are not sold or leased: (i) year 1 - $60,000; (ii) year 2 - $90,000; (iii) year 3 - $120,000;
and (iv) $120,000 per year thereafter until remediation is completed. Any excess of such sale and lease proceeds and such escrows over the cost of assessment and remediation will be returned to the Company. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and Old Riviera Beach facilities. DEP has concurred that no further soil remediation is required at either property. For details see the Company's Plan of Reorganization and Consent Final Judgment with the Department of Environmental Protection. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and while the negotiations are under way the Company deposits $1,000 per month. As of February 28, 1997, of the $97,500 due in accordance with the Plan, the Company deposited $17,000 into the escrow account.

The Company is required to pay an equipment lessor (Ellco) $255,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date for equipment leased by the Company. These monthly payments escalate from $3,500 to $6,000 during such four-year term. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of April 30, 1997, the Company had paid Ellco $226,000 meeting all of its then current obligations to Ellco.

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

The Company has satisfied all of the allowed administrative claims and allowed wage claims under the Plan of Reorganization. The Company is required to pay allowed tax claims (to the Internal Revenue Service, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,810,000 (which amount is accrued in the accompanying financial statements including interest). The Company is required to make quarterly payments of allowed tax claims to Palm Beach County according to the following schedules: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is required to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. At February 28, 1997, such amounts include accrued interest totalling $440,000. The Company is required to make payments of allowed tax claims to the IRS of no more than approximately $21,000 per quarter beginning in approximately April 1995 and ending approximately January 2001. The Company is now negotiating with the IRS, Palm Beach County and Martin County to modify these payment plans.

The following table indicates the approximate cumulative status of amounts due under Court Plans a of February 28, 1997:

                              DUE TO DATE                PAID
                              -----------             ---------
      Martin County*          $  48,000               $   7,957

      Palm Beach County*      $ 542,000               $ 225,605

      IRS                     $ 168,000               $    --


Based upon (i) Management's best information as to current national defense priorities, future defense programs, as well as Management's expectations as to future defense spending; (ii) the market trends signaling an end to the price erosion; and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that its operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, based on these factors and at the current bookings, prices, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that, if the volume and prices of product sales continues as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In addition, the Company is pursuing additional sources of financing. There is no assurance that financing will be available in amounts or upon terms satisfactory to the Company. Further, in appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 1997, the Company's net bookings were $8,640,000 in new orders as compared with $7,012,000 for the year ended February 29, 1996, an increase of 23.2%. This increase includes an approximate 36% increase in the average sales price per unit, which indicates that the Company would have had to ship 5.9% less units to achieve the same level of revenues. The price increase was a direct result of a shift in mix of products shipped. A 23.2% increase in order intake and a 6.4% increase in shipments compared to the prior year resulted in orders received being higher than shipments by approximately $1,481,000 thus the Company's backlog increased to $5,800,000 at February 28, 1997 as compared with $4,300,000 as of February 29, 1996, a 34,9% increase. Overall, the Company's position in the market place as is evidenced with the healthy level of bookings which are coming in at a steadier pace than in the past, position the Company at a comfortable base for expansion. However, their can be no assurance that the level of bookings and/or expansion will materialize.

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

* For the years since Bankruptcy, additional taxes have become delinquent with Martin and Palm Beach Counties in the following amounts respectively - $26,807 and $163,711.

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

RESULTS OF OPERATIONS
1997 VS. 1996

Net sales for the fiscal year ended February 28, 1997 increased by 6.4% to $7,159,000 versus $6,731,000 during the fiscal year ended February 29, 1996. Such increase was primarily attributable to steady bookings and a strong backlog and the ability to ship more. Bookings were higher than sales by 20.7%, thus backlog increased from $4,300,000 as of February 29, 1996 to $5,700,00 as of February 28, 1997.

During the year ending February 28, 1997, the Company shipped 1,545,617 units as compared with 3,321,963 units shipped during the year ending February 29, 1996. The Company has experienced an increase in the level of booking of 23% for the year ended February 28, 1997 as compared to the previous year.

During the year ending February 28, 1997, the Company's gross margins were 22.0% as compared to 17.4% for the year ending February 29, 1996. Such an increase was primarily due to lower costs across the board and higher average unit sales prices which was a direct result of improvement in product mix.

During the year ending February 28, 1997, selling, general and administrative expenses as a percentage of sales was 15.5% as compared with 17.2% for the year ending February 29, 1996. Selling, General and Administrative expenses decreased 4.2% to $1,110,000 for the fiscal year ended February 28, 1997 from $1,159,000 for the fiscal year ended February 29, 1996. Such decrease was due primarily to a decrease in commissions of approximately $80,000.

Total interest expense increased from $295,000 for the fiscal year ended February 29, 1996 to $326,000 for the fiscal year ended February 28, 1997 primarily due to additional interest being accrued for pre-bankruptcy property taxes.

ITEM 7.   FINANCIAL STATEMENTS

        Index to Consolidated Financial Statements

                                                                           PAGE
                                                                           ----
             Report of Independent Certified Public Accountants             24

             Consolidated Balance Sheet as of February 28, 1997             25

             Consolidated Statements of Operations
             for the years ended February 28, 1997 and February 29, 1996    26

             Consolidated Statements of Stockholders'
             Equity for the years ended February 28, 1997
             and February 29, 1996                                          27

             Consolidated Statements of Cash Flows for the years
             ended February 28,1997 and  February 29, 1996                  28

             Notes to Consolidated Financial Statements                   29-42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Solitron Devices, Inc.:

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and subsidiaries as of February 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solitron Devices, Inc. and Subsidiaries as of February 28, 1997 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has certain obligations resulting from its settlement with unsecured creditors and with taxing authorities, the present terms of which it is unable to meet, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Millward & Co.  CPAs
Fort Lauderdale, Florida
May 20, 1997

                   SOLITRON DEVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              FEBRUARY 28, 1997

ASSETS
   CURRENT ASSETS:
    Cash and cash equivalents                           $   537,000
    Accounts receivable, less allowance for doubtful
     accounts of $34,000                                  1,105,000
    Inventories                                           2,088,000
    Prepaid expenses and other current assets               102,000
    Due from Vector                                          69,000
                                                        -----------
      Total current assets                              $ 3,901,000

PROPERTY, PLANT AND EQUIPMENT, net                          675,000
NON-OPERATING PLANT FACILITIES                            1,745,000
DUE FROM VECTOR, less current portion                        67,000
OTHER ASSETS                                                 86,000
                                                        -----------
                                                        $ 6,474,000
                                                        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:

    Current maturates of long-term debt                 $    56,000
    Current portion of accrued environmental expenses       198,000
    Accounts payable-Post-petition                          512,000
    Accounts payable-Pre-petition, current portion           95,000
    Accrued expenses                                      1,922,000
       Accrued Chapter 11 administrative expense             38,000
                                                        -----------
         Total current liabilities                      $ 2,821,000

LONG-TERM DEBT, less current maturities                      15,000
OTHER LONG-TERM LIABILITIES, net of current portion       2,866,000
                                                        -----------
TOTAL LIABILITIES                                       $ 5,702,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value,
      authorized 500,000 shares, 0 shares issued
      and outstanding                                          --
    Common stock, $.01 par value, authorized
      10,000,000 shares, 1,976,799 shares issued
      and outstanding                                        20,000
    Additional paid-in capital                            2,618,000
    Accumulated deficit                                  (1,866,000)
                                                        -----------
         Total stockholders' equity                         772,000
                                                        -----------
                                                        $ 6,474,000
                                                        ===========

   The accompanying motes to consolidated financial statements are an integral part of these statements.

                   SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE YEAR    FOR THE YEAR
                                                        ENDED         ENDED
                                                    ------------    ------------
                                                     FEBRUARY 28,   FEBRUARY 29,
                                                         1997          1996
                                                     -----------    -----------
Net sales                                            $ 7,159,000    $ 6,731,000
Cost of sales                                          5,581,000      5,558,000
                                                     -----------    -----------
Gross profit                                           1,578,000      1,173,000
Selling, general and administrative
  expenses                                              1,110,00      1,159,000
                                                     -----------    -----------
Operating income                                         468,000         14,000

Other income (expense):

    Writedown of non-operating facilities
          and related expenses                           (43,000)       (21,000)
    Interest expense                                    (169,000)      (121,000)
    Interest expense on unsecured creditors
      claim                                             (162,000)      (174,000)
    Interest income                                       17,000         24,000
    Other, net                                            28,000          9,000
                                                     -----------    -----------
Other income (expense), net                             (329,000)      (283,000)
                                                     -----------    -----------
Income (Loss) before extraordinary items                 139,000       (269,000)

Extraordinary item:gain on forgiveness of debt              --          419,000

      Net  income                                    $   139,000    $   150,000
                                                     ===========    ===========

INCOME (LOSS) PER SHARE OF COMMON STOCK:

Income (Loss) before extraordinary item                      .07           (.13)

Extraordinary item                                          --              .20
                                                     -----------    -----------

Net income  per common share                         $       .07    $       .07
                                                     ===========    ===========

Weighted average number of common shares
  outstanding                                          2,138,000      2,082,000
                                                     ===========    ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.


                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    For The Years Ended February 28, 1997 and
                                February 29, 1996

                                      COMMON STOCK
                                 ------------------------   ADDITIONAL      RETAINED
                                 NUMBER OF                    PAID-IN       EARNINGS
                                  SHARES         AMOUNT       CAPITAL        DEFICIT)        TOTAL
                                -----------   -----------   -----------    -----------    -----------
Balance, February 28, 1995        1,880,000   $    19,000   $ 2,619,000    ($2,155,000)   $   483,000

Net Income                             --            --            --          150,000        150,000
                                  ---------   -----------   -----------    -----------    -----------
Balance, February 29, 1996        1,880,000   $    19,000   $ 2,619,000    ($2,005,000)   $   633,000

Issuance of shares of

Common stock Pursuant

To the Plan of Reorganization        97,000         1,000        (1,000)          --             --

Net Income                             --            --            --          139,000        139,000
                                  ---------   -----------   -----------    -----------    -----------

Balance, February 28, 1997        1,977,000   $    20,000   $ 2,618,000    ($1,866,000)   $   772,000
                                  =========   ===========   ===========    ===========    ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE YEAR  FOR THE YEAR
                                                         ENDED        ENDED
                                                     ------------  -------------
                                                     FEBRUARY 28,  FEBRUARY 29,
                                                         1997           1996
                                                     ------------  ------------

Cash flows from operating activities:
   Net income                                         $ 139,000       $ 150,000
                                                      ---------       ---------
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
  Extraordinary item:forgiveness of debt                   --          (419,000)
  Depreciation and amortization                         219,000         234,000
  Gain on disposal of assets                               --           (14,000)
  Provision for doubtful accounts                         7,000         (12,000)
Decrease (increase) in:
    Accounts receivable                                (218,000)       (143,000)
    Inventories                                          (9,000)       (269,000)
    Prepaid expenses and other  current assets            1,000         (53,000)
    Due from Vector                                      57,000         166,000
    Other assets                                         (3,000)          7,000
  Increase (decrease) in:
    Accounts payable                                    (68,000)        212,000
    Accounts payable-pre-petition                        (7,000)        198,000
    Accrued expenses                                    739,000        (393,000)
    Accrued Chapter 11 expenses                         (23,000)        (59,000)
    Accrued environmental expenses                      138,000          (6,000)
    Other long-term liabilities                        (634,000)         78,000
      Total adjustments                                 199,000        (473,000)
                                                      ---------       ---------
Net cash provided by  operating
   activities                                         $ 338,000       $ 323,000
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from disposal of assets                         --            61,000
  Purchase of debt from Argo Partners                      --           (40,000)
  Additions to property, plant and equipment           (121,000)       (128,000
                                                      ---------       ---------
  Net cash used in investing activities                (121,000)       (107,000)
                                                      ---------       ---------
Cash flows from financing activities:
  Proceeds from Bank Loans                               45,000            --
  Payments on capitalized lease obligations             (89,000)        (73,000)
  Net cash used in financing activities                 (44,000)        (73,000)
                                                      ---------       ---------
Net increase (decrease) in cash                         173,000        (503,000)
Cash and cash equivalents at beginning of period        364,000         867,000
                                                      ---------       ---------
Cash and cash equivalents at end of  period           $ 537,000       $ 364,000
                                                      ---------       ---------
Supplemental cash flow disclosures:
   Interest paid                                      $  169,00       $ 121,000
                                                      ---------       ---------
   Income taxes paid                                  $    --         $    --
                                                      ---------       ---------

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

CASH AND CASH EQUIVALENTS:
The Company considers all investments with a maturity of three months or less at the date of purchase to be cash equivalents for purposes of its statements of cash flows. As of February 28, 1997 the Company did not have any cash equivalents.

INVENTORIES:
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

PROPERTY, PLANT & EQUIPMENT:
Property, plant and equipment are carried at cost Depreciation, including amortization of capitalized leases, is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 2 to 8 years, for owned assets and over the lease term for capitalized leases.

NON-OPERATING PLANT FACILITIES:
Facilities which are no longer being utilized for operations are being carried at estimated fair values as non current assets. The facilities are not being depreciated.

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

REVENUE RECOGNITION:
Revenue is recognized upon shipment; however, the Company may receive payment of some contracts in advance. When received, these amounts are deferred and are recognized as revenue in the period in which the related products or services are delivered.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

EARNINGS PER SHARE:
The per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. For purposes of calculating earnings per share, all shares of common stock issuable pursuant to the terms of the Plan of Reorganization (excluding shares reserved for future issuance under stock option plans) are considered issued and outstanding (2,138,000 shares for the year ended February 28, 1997 and 2,082,000 February 29, 1996, respectively) and are included in the calculation of earnings per share for the year ended February 28, 1997 and the year ended February 29, 1996. Options issued to the Company's President are common stock equivalents. Common stock equivalents have been included in the calculation except when their effect would be anti-dilutive.

IMPAIRMENT OF LONG-LIVED ASSETS:
The Company adopted Statement Of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of"("SFAS 121") in 1997. SFAS 121establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of its operations.

STOCK BASED COMPENSATION:
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1997. SFAS 123 allows either the adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25 Accounting For Stock Issued To Employees, and related interpretations with supplemental disclosures. The Company has chosen to account for all stock based arrangements under which employees receive shares of the Company's stock under APB 25 and make the related disclosures under SFAS 123. Since the method of accounting prescribed under SFAS 123 is not to be applied to options granted prior to March 1, 1995 there is no resulting pro forma compensation cost to be disclosed.

RECENTLY ISSUED ACCOUNTING STANDARDS:
In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfer of Servicing of Financial Assets and Extinguishing of Liabilities. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. The Company believes that the adoption of SFAS 125 will not have an effect on its financial statements.

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

2. Going Concern and Petition in Bankruptcy:

GOING CONCERN
The Company's consolidated financial statements are presented on an ongoing basis which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations. The Company must be able to obtain forebearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the Department of Environmental Protection ("DEP"), the Internal Revenue Service ("IRS") and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 (continued)

2. Going Concern and Petition in Bankruptcy (continued):

The Company is currently in negotiations with unsecured creditors, the DEP, the IRS and other taxing authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to be able to enter into a factoring arrangement or to develop other financing facilities to provide additional funding. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations over the next year.

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

On August 20, 1993 the Company's Plan of Reorganization, as amended and modified (the "Plan"), was confirmed by the Bankruptcy Court and the Company emerged from bankruptcy on August 30, 1993 (August 31, 1993 for financial reporting purposes). On July 12, 1996 the Bankruptcy Court officially closed the case.

       (a) The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent of their pre-petition claims starting May 31, 1995 following settlements (with IRS and the State of California) and debt buyback from Argo Partners. At February 28, 1997, there are approximately $7,100,000 of allowed unsecured claims, and accordingly, the Company is currently scheduled to pay approximately $2,500,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 28, 1997, the present value of this amount, $1,388,000, is accrued as a pre-petition liability (Note 8) with imputed interest recognized in the Statement of Operations. Certain claims were contested by the Company and their resolution changed total allowed claims. Included in these contested claims was an income tax claim by the State of California amounting to $900,000 for income taxes prior to 1992 which was settled November 30, 1995 for approximately $680,000. (See Note 2(g)).

       (b) The Company was required to pay an equipment lessor (Ellco) $255,000 plus interest at 6% per annum (Note 7) in monthly payments over a four-year period beginning on the Effective Date. As of February 28, 1997, the Company has an outstanding balance of $41,000 plus interest remaining due on this claim. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35 percent of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2. Going Concern and Petition in Bankruptcy (continued):

      (c) The Company transferred to a secured lender ("First Union") the real property known as the New Riviera Beach Facility and granted to the lender a non-exclusive perpetual easement for the use of approximately 125 parking spaces on the adjacent real property owned by the Company in satisfaction of the lender's allowed claim of $3,170,000.

      (d) Beginning on the later of (i) the payment of all administrative claims and all unsecured claims, but not later than 18 months after the Effective Date and (ii) the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector, 5% of its net after tax income until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector.

      (e) The Company is required to remediate its non-operating facilities located in Port Salerno and Riviera Beach, Florida. The monies to be utilized to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan, unless otherwise approved by the "DEP", neither the Riviera Beach Facility nor the Port Salerno Facility will be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its appraised value or (ii) the estimated cost of its remediation. Further, pursuant to the Plan, a purchaser of either of these facilities would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995:
(i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company is negotiating with the DEP to modify the payment schedule and while negotiations are under way, the Company is making payments at the rate of $1,000 per month. As of February 28, 1997, the Company deposited $17,000 into the escrow accounts. (Note 12). Further, DEP has been requested to approve pending sales contracts under which the purchasers will remediate the properties rather than the Company, after posting adequate security for the performance of the cleanup with DEP.

      (f) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,800,000 (which amount is included in the accompanying consolidated financial statements (Note 8), including interest). The Company was required to start making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is negotiating with Palm Beach County to reschedule these payments. The Company has an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in October 1994. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. The Company was expected to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 for per quarter beginning in approximately April 1995 and ending in approximately January 2001. The Company is negotiating with the IRS to reschedule these payments and has not started making these payments. These tax claims do not include an unsecured claim (Note 2(a) by the State of California for approximately $900,000 for income taxes for years prior to 1982. Solitron disputed the extent of the State of California's claim. An objection to the State of California's claim has been filed, and was settled November 30, 1995 for approximately $680,000. The Company's carrying value of approximately 35% of the original claim was adjusted by $419,000 and had been included as an extraordinary item for the year ended February 29, 1996.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

2. Going Concern and Petition in Bankruptcy (continued):

The Plan provides for the distribution of common stock of the Company such that, post-petition, the Company's common stock will be held as follows:

            PARTY-IN-INTEREST                         COMMON STOCK
            -----------------                         ------------
            Vector                                        25%
            Unsecured Creditors                           40%
            Company's President                           10%
            Pre-Petition Stockholders                     20%
            Reserved for future issuance under an
               employee stock incentive plan               5%(1)
                                                          --
                                                          100%
                                                          ===
On October 4, 1994, the Company and Vector agreed that Vector's 25% stock would be distributed among various parties. Among these parties, 273,943 shares will not be subject to the voting restrictions, while the balance of the parties will continue to be subjected to the voting restrictions as long as they or their affiliates hold Solitron stock.

3.    Inventories:

As of February 28, 1997, inventories consist of the following:

      Raw Materials                             $1,055,000

      Work-In-Process and Finished Goods         1,033,000
                                                ----------
                                                $2,088,000
                                                ==========

4.    Property, Plant and Equipment:

As of February 28, 1997, property, plant and equipment consist of the following:

      Building Improvements                     $  595,000
      Machinery and Equipment                      964,000
                                                ----------
                                                $1,559,000

          Less Accumulated Depreciation
            and Amortization                       884,000
                                                ----------
                                                $  675,000
                                                ==========

      Non-operating Plant Facilities            $1,745,000
                                                ==========

Non-operating plant facilities at February 28, 1997 represent the Company's Port Salerno facility and Riviera Beach microwave plant (the Old Riviera Beach Facility), both of which are no longer being used in operations.

Depreciation expense was $219,000 and $234,000 for 1997 and 1996, respectively.

----------
(1) To be issued based upon the terms and conditions of the Plan at the descretion of the Board of Directors.

                   SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

5. Accrued Expenses:

As of February 28, 1997, accrued expenses consist of the following:

      Payroll and related employee benefits       $  255,000
      Property taxes                                 877,000
      IRS tax claim, pre-petition                    219,000
      Other liabilities                              191,000
      Customer Advances                               44,000
      Interest Payable                               336,000
                                                  ----------
                                                  $1,922,000
                                                  ==========

6. Financial Instruments:

The estimated fair value of the Company's financial instruments at February 28, 1997 are as follows:

                                                  CARRYING
                                                   AMOUNT     FAIR VALUE
                                                 ----------   ----------
      Cash and Cash Equivalents                  $  537,000   $  537,000

      Accounts Receivable                         1,105,000    1,105,000

      Long Term Debt (including current
        maturities of $56,000)                       71,000       71,000

      Other Long-Term Liabilities  (including
        current maturities of $1,390,000)        $4,256,000   $4,256,000


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

                   SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

7. Long-Term Debt:

As of February 28, 1997, long-term debt consists of the following:

      6% equipment finance agreements due in monthly
      installments, with scheduled maturities through
      September 1997                                              $ 41,000

      9% equipment finance agreement due in monthly
      installments, with scheduled maturities through
      July 1997                                                     10,000

      7.5% automobile loan payable due in monthly
      installments, with scheduled maturities through
      February 2001                                                 20,000
                                                                  --------
                                                                  $ 71,000
      Less: current maturities                                     (56,000)
                                                                  --------
                                                                  $ 15,000
                                                                  ========

    Contractual Payment Requirements on all debt balances are as follows:

      1999               $ 56,000
      2000                  5,000
      2000                  5,000
      2001                  5,000
                         --------
                         $ 71,000
                         ========

8. Other Long-Term Liabilities:

As of February 28, 1997, other long-term liabilities consists of the following pre-petitioned items:

      Accrued Environmental Expenses             $1,057,000
      Accounts Payable-Pre-petition               1,388,000
      IRS Tax Claim                                 441,000
      County Property Tax Payable                 1,370,000
                                                -----------
                                                 $4,256,000
      Less Current Portion                       (1,390,000)
                                                 ----------
                                                 $2,866,000
                                                 ==========

The current portion of the long-term liabilities is in the amount of $1,390,000 consists of accrued environmental expenses of $198,000, accounts payable pre-petition of $95,000, IRS tax claim of $219,000 and County property tax payable of $877,000, the latter two being included in accrued expenses.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

8. Other Long-Term Liabilities (continued):

Contractual or estimated payment requirements on other long-term liabilities including amounts representing interest during the next five years and thereafter are as follows:

         YEAR ENDING
        FEBRUARY 28/29                      TOTAL
        --------------                   -----------

           1998                          $ 1,696,000
           1999                              997,000
           2000                              505,000
           2001                              505,000
           2002                              422,000
           thereafter                      1,349,000
                                           ---------
                                           5,474,000
Less amount representing interest         (1,157,000)
                                           ---------
                                         $ 4,317,000
                                          ==========

Imputed interest expense for fiscal year ended February 28, 1997 and February 29, 1996 amounted to $162,000 and $174,000 relates to accounts payable pre-petition.

9. Income Taxes:

At February 28, 1997, the Company has net operating loss carryforwards of approximately $ 10,161,000 that expire through 2010. Such net operating losses are available to offset future table income, if any. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Deferred tax assets are comprised of the following at February 28, 1997:

Depreciation and property basis adjustments   $   11,000
Loss carryforwards                             3,861,000
Environmental Reserve                            408,000
Accounts Receivable Reserve                       13,000
Inventory tax reserves                         4,705,000
Gross deferred tax asset                       8,998,000
Deferred tax asset valuation allowance        (8,998,000)
Net deferred tax asset                               --
                                              ----------
      Net                                     $      --
                                              ==========
A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (35%) for fiscal year ended February 28, 1997 is as follows. There was no provision for fiscal year ended February 29, 1996.

      Income Tax Provision at
        Federal Statutory Rates               $  49,000
      State Taxes                                 8,000
      Utilization of Net Operating Loss
        Carryforward                            (57,000)
                                              ---------
          Income Tax Provision                $     --
                                              =========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

On October 20, 1992, the Company's current President was issued an option to purchase 4% of the outstanding shares of the Company's common stock at an aggregate exercise price of $98,400 (representing market value as of the date of the grant) pursuant to an Incentive Stock Option Agreement (the "Agreement") issued under the Company's 1987 Stock Option Plan. Pursuant to the terms of the Agreement, the number of shares subject to this option will be increased (and the exercise price per share will be proportionately decreased so that the aggregate exercise price will remain unchanged) so that the number of shares issuable in connection with this option will be equal to four percent of all shares issued and outstanding after giving effect to all issuances contemplated by the Plan. One quarter of all such options vest and become exercisable on each of the first four anniversaries of the date of grant. The options expire in 2002. On March 3, 1997, the Board adjusted the exercise price of such options to the closing price of the Company's stock on that date ($0.156).

Effective August 20, 1993, the Company's President was issued an option to purchase an additional four percent of the common stock on a fully-diluted basis giving effect to all shares issuable pursuant to the Plan for an aggregate exercise price of $120,300. However, as additional shares are issued in connection with the Plan, the exercise price shall be reduced proportionately so that the aggregate exercise price will remain unchanged. One quarter of all such options vest and become exercisable on each of the first four anniversaries of the date of grant. The options expire in 2003. On March 3, 1997, the Board adjusted the exercise price of such options to the closing price of the Company.

Accordingly, pursuant to the provisions of the above stock option grants, the Company's President is entitled to purchase 8% of the common stock of the Company (175,636 shares based on the total amount of common shares issuable pursuant to the Plan) for an aggregate exercise price of $27,400 based on the March 3, 1997 adjustment.

11. Benefit Plans:

PROFIT SHARING PLAN:
The Company has a 401K and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after one year of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 1997 and February 29, 1996.

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

Revenues from domestic and export sales to unaffiliated customers are as follows (dollars in thousands)*:

                                   FISCAL YEAR             FISCAL YEAR
                                      ENDED                   ENDED
                                   FEBRUARY 28,            FEBRUARY 29,
                                       1997                    1996
                                    -----------            ------------
Export sales:
      Europe                         $   160                $   328
      Canada and Latin America            38                     49
      Far East and Middle East           158                    187
United States                          6,803                  6,167
                                     -------                -------
                                     $ 7,159                $ 6,731
                                     =======                =======

*All of the Company's domestic and foreign transactions are done in U.S. dollars. Sales to the Company's top three customers accounted for 51% of the Company's net sales for the year ended February 28, 1997 as compared with 35% of the Company's net sales for the year ended February 29, 1996. Sales to unaffiliated customers aggregating 10% or more of net sales are presented below:

                                   FISCAL YEAR             FISCAL YEAR
                                      ENDED                   ENDED
                                   FEBRUARY 28,            FEBRUARY 29,
                                      1997                     1996
                                   ------------            ------------
Hughes                                21.0%                   21.2%
U.S. Government                       11.3%                    6.5%
Raytheon                              10.0%                    7.6%

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

The Company's environmental consultants have estimated the costs of remediation to be approximately $719,000 for the Port Salerno property and $338,000 for the Old Riviera Beach property. These amounts have been accrued for in the balance sheet as of February 28, 1997. The accrual balance is approximately $1,057,000.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

13. Commitments and Contingencies (continued):

During fiscal year ended February 28, 1995, the Company's environmental legal counsel determined that the Environmental Protection Agency (the "EPA") was reassessing all prior Comprehensive Environmental Response, Compensation and Liability Information System site for National Priority Ranking using the newly adopted ranking formula. The Company's facilities at Riviera Beach and Port Salerno were the subject of such reassessment. After conducting a series of meetings with the State Department of Environmental Protection (the "DEP") and with Region IV EPA officials, the DEP requested that the Riviera Beach site be taken out of the reevaluation process and, pursuant to both that request and the Company's request, Region IV EPA, according to the responsible DEP official, took both sites out of the reevaluation process and deferred informally further action pending the Company's complying with the requirements of the Consent Final Judgment that it had entered with the Florida Department of Environmental Protection in accordance with its Plan of Reorganization. In 1997, EPA was again requested by DEP to defer to a state lead cleanup provided the two pending sale contracts were approved by DEP under satisfactory assurances that the Purchasers will complete the required cleanups. EPA agrees to such deferral provided DEP advises it is so satisfied. The Company's former facility in Jupiter, Florida (which was sold in 1982) has been the subject of a preliminary assessment by the EPA during fiscal year 1995. The EPA has requested site access from the current owner. The Company's environmental legal counsel has no information concerning the Jupiter facility nor has the Company received any request for information. The Company and its environmental legal counsel cannot assess at this time what the impact of the EPA study will be, if any, on the Company's liability nor when the EPA will complete its study.

Pursuant to the Plan, the Company will sell or lease the two properties and utilize the proceeds to remediate both sites. If funds to clean the sites are not available within twenty-four months from October, 1993, the Company is required to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month; 2) $7,500 per month beginning on the 37th month; and 3) $10,000 per month beginning on the 49th month. This funding will be suspended when total amounts paid reach 125% of the estimated remediation costs. The Company is negotiating with DEP to modify this payment schedule. While these negotiations are under way, the Company is making monthly payments of $1,000 per month into the escrow account. As of February 28, 1997 the Company deposited $17,000 into the escrow account.

The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for the sum of $10,000, to be paid as other unsecured creditor claims are being paid. This offer was rejected and the claim is unresolved and is dormant.

The Old Riviera Beach facility is now under contract and the Purchaser is performing due diligence. The Purchaser does not seek the first purchaser protection provided in the Consent Final Judgement and the Company and the Purchaser has requested that in lieu of sale proceeds, that DEP accept the financial security proposed to be placed in escrow under dual control of DEO and Purchaser for the purpose of performing the required remediation. The Purchaser would assume full liability to remediate the property and to pay the Company's costs of closing the sale including brokers' and attorneys' fees and the Company will be relieved of all liability when the remediation is completed.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

13. Commitments and Contingencies (continued):

The Company would be contingently liable if the Purchaser failed to complete but would be able to utilize any unused escrow funds to perform the remediation. Further, the remediation contractor is required to post a performance bond and to perform under a fixed price contract, the amount of which having been escrowed. DEP and EPA have agreed to defer processing of this site for possible National Priority List (NPL) listing pending satisfactory completion of the sale and negotiation of a Consent Agreement among the Company, the Purchaser and DEP. If this sale does not proceed, the Company intends to request the predecessor owner and operator of property either to assume responsibility for the remediation or to loan the Company the funds to perform the cleanup secured by a mortgage on the property. The predecessor owner and operator is financially able to perform and has advised the Company that it wishes to take steps as will prevent EPA from proceeding to place the property on the National Priority List
(NPL) and assuming jurisdiction over the cleanup.

If all alternatives fail, the site will be listed by EPA on the National Priority List (NPL) and EPA will perform the cleanup and pursue the Company and the predecessor owner and operator to recover all of its costs. The Company would be able to sell the remediated property and use the proceeds to satisfy its share of EPA's claim or would attempt to negotiate a settlement based upon its limited ability pay. It is uncertain whether any of these alternatives will be successful but new test data indicate that the potential cleanup costs will be significantly less due to the large reduction in the levels of the groundwater contamination. The Company believes tha tthe site is not likely ever to be placed on the National Priority List (NPL).

The Port Salerno facility is currently vacant and is under contract for sale to Brownfield Recovery Corp. that specializes in remediating contaminated properties through an affiliated remediation firm. The Purchaser and the Company are requesting DEP to enter into a new Consent Agreement under which the Purchaser would post a one million dollar Letter of Credit to ensure performance of the required remediation. The Company would remain liable until the Purchaser completed the remediation but if the Purchaser failed to so complete, then Solitron would be authorized to use the unused portion of the Letter of Credit to perform the remaining remediation. It would not retain a security interest in the property but would be able to use for its costs and foreclose on the property to satisfy its judgement.

In the event the Purchaser does not satisfy DEP's requirements to close the purchase, then it is likely that this site will be placed on the National Priority List and remediated by EPA. EPA will then pursue the Company for its costs and the Company will have a remediated property to utilize in attempting to settle the EPA cost claim. Whether the Company could settle based on the value of the property is problematic.

No amounts were charged for environmental expenses during the year ended February 28, 1997 and February 29, 1996.

OPERATING LEASES:

The Company has entered into a lease agreement for its production facility. The lease has a 10 year term expiring in the year 2001. Future minimum lease payments for all non-cancelable operating leases are as follows:

         YEAR ENDING FEBRUARY 28/29        AMOUNT
         --------------------------        ------
                  1998                    236,000
                  1999                    240,000
                  2000                    245,000
                  2001                    250,000
                  Thereafter              210,000
                                        ---------

                  Total                $1,181,000
                                       ==========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

13. Commitments and Contingencies (continued):

Total rent expense was $ 346,000 for the year ended February 28, 1997 as compared with $331,000 for the year ended February 29, 1996.

In connection with the Vector Purchase Agreement, the Company entered into a sublease agreement whereby Vector has agreed to reimburse the Company for one-third of the above noted rental obligations in exchange for Vector's use of approximately one-third of the facility.

14. Extraordinary Item

For the year ended February 29, 1996, an early debt estinguishment resulted in an extraordinary gain of $419,000 ($.20 per share). Such extraordinary gain resulted from the Company's renegotiation and change in its prior rental commitments with the RTC in the amount of $264,000 and the renegotiation and settlement of pre-petition liabilities in the amount of $155,000.

                                    PART III

ITEM 8.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age and position of the directors and executive officers of the Company. The table below also sets forth the year in which each of such directors was first elected to the Board and the year in which the term of each of such directors expires. All of the then existing directors of the Company, other than Shevach Saraf, resigned as of the Effective Date. Pursuant to the Plan of Reorganization, the creditors committee submitted to the Board of Directors three candidates, from which Anthony Parillo, Jr. was selected as a member of the Board of Directors. In January 1996, Anthony Parillo, Jr. and Robert Perfetto, who both became Directors in 1993, resigned from the Board of Directors. On August 26, 1996, the Board of Directors elected Dr. Jacob Davis and Mr. Joseph Schlig as directors. Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes, each of which consists of (as nearly as may be possible) one third of the directors. Directors are elected for three year terms. Pursuant to the Plan of Reorganization, all shares of Common Stock issued to Vector original participants and to the holders of allowed unsecured claims must be voted for all purposes (including the election of members of the Board of Directors) as directed by the Board of Directors. Pursuant to the Plan of Reorganization, Vector owns 25% and the holders of allowed unsecured claims own an aggregate of 40% of all shares of Common Stock issuable pursuant to the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted prior to the Effective Date). On October 4, 1994, the Company and Vector agreed that 25% of Vector's stock would be redistributed between six parties (see Note 2 the Consolidation Financial Statements). Five original Vector participants continue to be subject to the voting restrictions as long as they or their affiliates hold Solitron stock.

                                                         YEAR
                                                         FIRST        TERM AS
                                                         BECAME       DIRECTOR
NAME                  AGE    POSITION WITH SOLITRON      DIRECTOR     EXPIRES(1)
----                  ---    ----------------------      --------     ----------
Shevach Saraf                Chairman of the Board,        1992         1998
                      54     Chief Executive Officer,
                             President and Treasurer

Dr. Jacob Davis       60     Director                      1999         2001

Mr. Joseph Schlig     69     Director                      1996         1999

(1) This Director's term expires when his successor is elected at the next annual meeting of shareholders.

Mr. Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992 and Chairman of the Board since September 1993. He has 33 years experience in operations and engineering management with electronics and electromechanical manufacturing companies.

Before joining Solitron in 1992, Mr. Saraf was Vice President of Operations and a member of the Board of Directors of Image Graphics, Inc., a military and commercial electron beam recorder manufacturer based in Shelton, CT. As head of the company's engineering, manufacturing materials and field service operations, he turned around the firm's chronic cost and schedule overruns to on-schedule and better-than-budget performance. Earlier, he was President of Value Adding Services, a management consulting firm in Cheshire, CT. The company provided consulting and turnaround services to electronics and electromechanical manufacturing companies with particular emphasis on operations. From 1982-1987, Mr. Saraf was Vice President of operations for Harmer Simmons Power Supplies, Inc., a power supplies manufacturer in Seymour, CT. He founded and directed all aspects of the company's startup and growth, achieving $12 million in annual sales and a staff of 180 employees. Mr. Saraf also held management positions with Photofabrication Technology, Inc. and Measurements Group of Vishay Intertechnology, Inc.

Born and raised in Tel Aviv, Israel, he served in the Israeli Air Force from 1960-1971 as an electronics technical officer. He received his master's in business administration from Rensselaer Polytechnic Institute, Troy, NY, and his master's in management from Hartford (CT) Graduate Center. He also received associate degrees from the Israeli Institute of Productivity, the Teachers & Instructors Institute, and the Israeli Air Force Technical Academy.

Dr. Jacob(Jay) A. Davis is Vice President of Business Planning and Finance for AET, Inc, a developing, Melbourne based software company. In 1994 and 1995, he was Visiting Professor in Engineering Management at Florida Institute of Technology. He is presently Vice-Chairman of the Brevard SCORE Chapter and devotes significant time to counseling with local businesses. He is an active member of the International Executive Service Corps (IESC) serving in South Russia during May and June of 1996.

Prior to joining AET, Dr. Davis was with Harris Semiconductor for 26 years. During the last 12 years with Harris Semiconductor, he was Vice President-General Manager of the Military and Aerospace Division, the Custom Integrated Circuits Division and the Harris Microwave Division. Dr. Davis has served in a variety of other capacities at Harris Semiconductor including Vice President of Engineering, Director of Manufacturing, Director of Special Services, and Device Research Engineer.

Dr. Davis received a doctor of philosophy from Purdue University in 1969 and a bachelors of science in electrical engineering from North Carolina State University. He is a Member of the IEEE and the Electrochemical Society, and has served on a variety of advisory boards for several Universities. He holds four patents and has given a number of overview papers and invited presentations at several conferences.

Mr. Joseph Schlig was elected a Director of the Company on August 26, 1996. He has been since 1995 the Vice President-Finance, CFO, Treasurer and Secretary of Industrial Technologies Inc., of Trumbull, CT, (NASDAQ) a company that develops sensing, monitoring, processing and inspection technologies that operate under the demanding factory floor conditions encountered in a wide range of industries. He is also Managing Director of Fairhaven Associates, a professional consulting firm supporting small and medium size businesses in strategic planning; financial, marketing and operations management; and organizational development. For the prior five years, Mr. Schlig was a business consultant to private companies and to the State of Connecticut Department of Economic Development. Mr. Schlig has many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon. Mr. Schlig has also operated several small/medium size companies in both the public and private sectors. He also serves as a director of the Trumbull Technology Foundation, the Bridgeport Economic Development Corporation and the MIT Enterprise Forum of Connecticut. Mr. Schlig has an engineering degree from the Stevens Institute of Technology and an M.B.A. from the Harvard Business where he was a Baker Scholar. Mr. Schlig is a member of the Audit and Compensation Committees.

COMMITTEES OF THE BOARD

The Audit Committee provides assistance to the Board of Directors in fulfilling its responsibilities relating to corporate accounting and reporting practices and maintains a direct line of communication among the directors, the Company's internal accounting staff and the Company's independent accountants. In addition, the Audit Committee confers with the Company's independent accountants to review the plan and scope of their proposed audit as well as their findings and recommendations upon the completion of the audit. The members of the Audit Committee were Mr. Schlig , Chairman, and Dr. Davis. During the year ended February 28, 1997, the Audit Committee met one time.

Messrs. Joseph Schlig and Dr. Jay Davis served on the Compensation Committee (Dr. Davis chairs the committee). Mr. Saraf serves on the Nominating Committee. Mr. Saraf and Dr. Davis serve on the Executive Committee. Dr. Davis and Mr. Schlig serve on the Capital Formation/Acquisition Committee. None of these committees met during the year ended February 28, 1997.

During the year ended February 28, 1997, the Board of Directors met 3 times, and each director attended at least 75% of the meetings held during the period he was a director.

SECTION 16(A) COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent shareholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers and ten percent shareholders are required to furnish the Company with copies of all
Section 16(a) forms they file. Although the Company has been unable to obtain written representations with respect to the filing of Section 16(a) reports from former directors and executive officers, based upon a review of the copies of
Section 16(a) filings furnished to the Company and written representations from the Company's current executive officers and directors, the Company believes that during the fiscal year ended February 28, 1997 directors and executive officers of the Company complied with Section 16(a) filing requirements applicable to them. On January 20, 1997 Bruce Paul filed a Schedule13D, but did not, to the Company's knowledge, file a Form 3.

ITEM 9. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.

                                                                                       LONG-TERM COMPENSATION
                                                                             -------------------------------------------------
                                      ANNUAL COMPENSATION                               AWARDS           PAYOUTS
                                     -----------------------------------     --------------------------  -------
                          YEAR                                 OTHER
                          ENDED                                ANNUAL        RESTRICTED                              ALL OTHER
NAME AND                  FEBRUARY                             COMPEN-       STOCK         OPTIONS/      LTIP        COMPENSA-
PRINCIPAL POSITION(1)     28/29       SALARY($)  BONUS($)      SATION($)     AWARDS($)     SARS(#)     PAYOUTS($)    TION($)
---------------------     -----       ---------  --------      ---------     ---------     -------     ----------    -------
Shevach Saraf              1994       141,309      -0-         17,081(3)       -0-         17,500(6)      -0-        36,708(7)
Chairman of the Board,     1995       123,308      -0-          7,676          -0-           -0-          -0-
Chief Executive Officer    1996       132,462    53,680          -0-           -0-           -0-          -0-
President and Treasurer    1997       140,000      -0-           -0-           -0-           -0-          -0-



----------
(1) Except for the Chief Executive Officer, no executive officer of the Company received any compensation for acting in such capacity and, therefore, none are included herein. Reflects one-for-ten reverse stock split effective October 12, 1993.

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

Executive officers of the Company may also participate in the Company's 1987 Stock Option Plan, the Company's Deferred Compensation Plan and the Company's Employee 401-K and Profit Sharing Plan (the "Profit Sharing Plan"). During the fiscal year ended February 28, 1997, no amounts were deferred by executive officers under the Company's Deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

OPTION/SAR GRANTS TABLE

No Stock options were granted during the fiscal year ended February 28, 1997. Certain stock options granted at a meeting of the Board of Directors held on March 14, 1994 were issuable upon the condition that the shareholders approved such issuance prior to March 14, 1995. As a result of a lack of shareholder approval prior to this date, all such option grants are void. No awards were made under any long term plan during fiscal year end February 28, 1997. The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 1997 held by the Company's Chief Executive Officer. The Company's Chief Executive Officer did not exercise any stock options during the fiscal year ended February 29, 1996.

                                                                                 VALUE OF UNEXERCSED
IN-THE-MONEY         SHARES                     NUMBER OF UNEXERCISED            IN THE MONEY
NAME AND             ACQUIRED OR    VALUE       OPTIONS HELD AT                  OPTIONS HELD AT
PRINCIPAL POSITION   EXERCISED(#)   RECEIVED    FISCAL YEAR END(#)               FISCAL YEAR END($)
------------------   ------------   --------    ------------------               ------------------
                                                EXERCISABLE  UNEXERCISABLE       EXERCISABLE  UEXERCISABLE
                                                -----------  -------------       -----------  ------------
Shevach Saraf,
Chairman of the
Board, Chief Executive
Officer, President
and Treasurer             -0-         -0-       166,747(1)    23,821(1)             -0-         - 0-

DIRECTOR REMUNERATION

Each director who is not employed by the Company receives $1,000 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company. Total fees paid to all directors for attendance at Board and committee meetings amounted to $4,000 for the fiscal year ended February 28, 1997.

----------
(1) Subject to applicable anti-dilution provisions.

In consideration of their services to the Company and its shareholders during the 1997 fiscal year, and to provide incentive for their continued efforts to build shareholder value, the Company will issue to its Board members who are not employed by the Company options to purchase 4,000 shares of the Company's common stock, at a price equal to the closing price of the Company's common stock on March 3, 1997, with such options to vest over a period of twelve months, and otherwise upon the terms and subject to the conditions of the Company's existing Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

From August 26, 1996, Dr. Davis and Mr. Schlig served as its Compensation Committee and made all compensation decisions during that period.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 30, 1997 by (i) all directors, (ii) all officers and directors of the Company as a group and (iii) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding common stock. The Company does not know of any beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each shareholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

                                                            PERCENTAGE OF
                                     NUMBER OF SHARES       OUTSTANDING
          NAME                      BENEFICIALLY OWNED(1)   SHARES(1)
          ----                      ---------------------   -------------
Shevach Saraf(2)                         220,154               10.0%
3301 Electronics Way
West Palm Beach, FL 33407

All executive officers and               220,154               10.0%
  directors as a group (3 persons)

Inversiones Globales, S.A.(3)            273,943               12.5%

Board of Trustees of the                 296,618               13.5%
  Policemen and Firemen Retirement
  System of the City of Detroit

Bruce Paul, Purchase, NY                 150,000                7.2%

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

     (5) On October 20, 1992, Mr. Saraf was issued an option to purchase 95,284 shares of the Company's Common Stock at an exercise price of $5.625 per share, pursuant to an Incentive Stock Option Agreement issued under the Company's 1987 Stock Option Plan. As of the date of that Agreement, 95,284 shares represented approximately four percent of the Company's outstanding Common Stock. Pursuant to the terms of such Agreement, the number of shares subject to such option will be increased (and the exercise price per share will be proportionately decreased so that the aggregate exercise price will remain unchanged) so that the number of shares issuable in connection therewith will be equal to four percent of all shares issued and outstanding after giving effect to all issuances contemplated by the Plan of Reorganization. After the issuance of all shares of Common Stock contemplated by the Plan of Reorganization, there will be 2,191,545 shares outstanding and this option will entitle Mr. Saraf to purchase approximately 109,577 shares. One quarter of all such options vest on each of the four anniversaries of the date of grant In a Compensation Committee meeting held on March 3, 1997, the exercised price of Mr. Saraf's option was adjusted to the closing price of the stock on March 3, 1997 ($0.156 per share).

     (6) Effective August 20, 1993, Mr. Saraf was issued an additional option to purchase an additional our percent of the Common Stock on a fully-diluted basis giving effect to all shares issuable pursuant to the Plan of Reorganization. As of August 20, 1993, four percent of the outstanding Common Stock was equal to 95,284 shares. After the issuance of all shares of Common stock contemplated by the Plan of Reorganization, this option will entitle Mr. Saraf to purchase approximately 95,284 shares. These options are exercisable at a price of $6.875 per share; provided, however, that as additional shares are issued in connection with the above-referenced anti-dilution provisions, the exercise price shall be reduced proportionately so that the aggregate exercise price will remain unchanged. One quarter of all such options vest on each of the four anniversaries of their date of grant. In a Compensation Committee meeting held on March 3, 1997, the exercised value of Mr. Saraf's option was adjusted to the closing price of the Company's stock on March 3, 1997 ($0.156 per share).

ITEM 11. CERTAIN RELATIONSHIPS
         AND RELATED TRANSACTIONS

Pursuant to the Plan of Reorganization, the Company and Vector, a holder of 25% of the Company's outstanding Common Stock, entered into a number of transactions which are described under "Item 1 - Business - Bankruptcy Proceedings."

ITEM 12. EXHIBITS, FINANCIAL STATEMENT

            SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
                                                                         ----

(a)(1)    The following financial statements are included in
          Part II, Item 7.

          Reports of Independent Certified Public Accountants            25-26

          Financial Statements:                                          27
          Consolidated Balance Sheet - February 29, 1996

          Consolidated Statements of Operations - For the year           28
          ended February 29, 1996 and February 28, 1995

          Consolidated Statements of Stockholders' Equity - For          29
          the year ended February 29, 1996 and February 28, 1995

          Consolidated Statements of Cash Flows - For the years          20
          ended February 29, 1996 and February 28, 1995

          Notes to Consolidated Financial Statements                     31-45

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

10.1 1987 Incentive Stock Option Plan (incorporated by reference to the Company's Form 10-K for the years ended February 28, 1994 and February 28, 1995).

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

                                   Solitron Devices, Inc.

                                  /s/ SHEVACH SARAF
                                  --------------------------------
                                  By: Shevach Saraf, Chairman of the
                                  Board, Chief Executive Officer,
                                  President, and Treasurer

                                  Date: June 12, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Solitron and in the capacities and on the date indicated.

SIGNATURE                        TITLE                            DATE
---------                        -----                            ----

/s/SHEVACH SARAF
-------------------        Chairman of the Board,             June 12, 1997
Shevach Saraf              Chief Executive Officer,
                           President and Treasurer

                                 EXHIBIT INDEX

EXHIBIT                                                          PAGE
-------                                                          ----
  21  List of Subsidiaries

  27  Financial Data Schedule