Form 10QSB
period 1997-05-31
SOLITRON DEVICES INC
filed 1997-07-10
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from _________ to _________
                   Commission file number         1-4978


                             SOLITRON DEVICES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                  22-1684144
           --------                                  ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


              3301 ELECTRONICS WAY, WEST PALM BEACH, FLORIDA 33407
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 848-4311
                                 --------------
                           (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,976,799 Note: Additional shares are issuable by the Company without further consideration pursuant to the Company's Plan of Reorganization.

                             SOLITRON DEVICES, INC.

                                      INDEX



PART 1 - FINANCIAL INFORMATION

Item      1.  Financial Statements (unaudited):

              Condensed Consolidated Balance Sheet -- May 31, 1997


              Condensed Consolidated Statements of Operations -- Three Months Ended May 31, 1997 and 1996


              Condensed Consolidated Statements of Cash Flows -- Three Months Ended May 31, 1997 and 1996


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

Signature

                         PART I - FINANCIAL INFORMATION





ITEM 1.     Financial Statements:  Pages  4 - 11



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 12 - 15

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS



                                                           MAY 31, 1997
                                                           ------------
                                                            (Unaudited)
Current Assets:
    Cash                                                    $   534
    Accounts receivable, less allowance
        for doubtful accounts of $34                          1,035
    Inventories                                               2,130
    Prepaid expenses and other current assets                   197
    Due from S/V Microwave Products, Inc.                        50
                                                            -------
         Total current assets                                 3,946

Property, plant and equipment, net                              646
Non-operating plant facilities                                1,745
Due from S/V Microwave Products, Inc.                            67
Other assets                                                     82
                                                            -------
                                                            $ 6,486










                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)




LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Current maturities of long-term debt                 $    32
    Accounts payable - post-petition                         402
    Current portion of accounts payable - pre-petition        88
    Accrued expenses                                       2,275
    Accrued Chapter 11 administrative expenses                38
                                                         -------
      Total current liabilities                            2,835
                                                         -------

Long-term debt, less current maturities                       22
Other long-term liabilities                                2,827
                                                         -------

Stockholders' Equity
    Preferred stock, $.01 par value,
      authorized 500,000 shares                               --
    Common stock $.01 par value,
      authorized 10,000,000 shares,
      issued and outstanding 1,977,000                        20
    Additional paid-in capital                             2,619
    Deficit                                               (1,837)
                                                         -------
                                                             802
                                                         -------

                                                         $ 6,486
                                                         =======




                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXPECT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                THREE MONTHS ENDED MAY 31,
                                                   1997           1996
                                              ----------------------------

NET SALES                                     $     1,888    $     1,730
   Cost of sales                                    1,526          1,395
                                              -----------    -----------

   Gross Profit                                       362            335
   Selling, general and
   Administrative expenses                            269            264
                                              -----------    -----------

   Operating  income                                   93             71
                                              -----------    -----------


OTHER INCOME (EXPENSE):
   Other  Income                                       15             34
   Interest expense                                   (67)           (73)
   Chapter 11 expenses
   Other                                              (11)           (12
                                              -----------    -----------
        Net other expense                             (63)           (51)
                                              -----------    -----------
        Net income                            $        30    $        20
                                              ===========    ===========


INCOME PER SHARE:                             $       .01    $       .01

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                  2,138,000      2,082,000





                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED MAY 31,
                                                     -------------------------
                                                           1997     1996

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net profit                                          $  30    $  20
                                                          -----    -----
      Adjustments to reconcile net loss to
      Net cash used in operating activities:
           Depreciation and amortization                     56       56
           Provision for doubtful accounts                   --       (5)
           (Increase) decrease in account receivable        (30)      53
           (Increase) decrease in inventories                42      (81)
           (Increase) in prepaid expenses
             and other current assets                       (95)     (75)
           Decrease in due from
             S/V Microwave Products, Inc.                    18        4
           Increase (decrease) in accounts payable         (111)      54
           Increase in accrued expenses
             and other liabilities                          132       75
           Decrease in accrued Chapter 11
           Administrative expenses                           --      (15)
                                                          -----    -----

      Total adjustments                                      12       66
                                                          -----    -----
      Net cash generated in operating activities             42       86
                                                          -----    -----

CASH FLOW FROM INVESTING ACTIVITIES:

      Proceeds from the disposal of assets, additions
      to property, plant and equipment                      (27)      (6)
                                                          -----    -----
           Net Cash used in investing activities            (27)      (6)
                                                          -----    -----

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital leases                            (18)     (18)
                                                          -----    -----
           Net cash used in financing activities            (18)     (18)
                                                          -----    -----

NET INCREASE (DECREASE) IN CASH                              (3)      62

CASH AT BEGINNING OF PERIOD                               $ 537    $ 364
                                                          -----    -----
CASH AT END OF PERIOD                                     $ 534    $ 426
                                                          =====    =====


Supplemental cash flow disclosure: Interest paid during the three months ended May 31, 1997 and 1996 was approximately $30,000 and $36,000 respectively.


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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.

The results of operations for the three-month period ended May 31, 1997 are not necessarily indicative of the results to be expected for the year ended February 28, 1998

As previously noted in documents filed with the SEC, on August 20, 1993, the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") entered an Order (the "Order of Confirmation") confirming the Company's Fourth Amended Plan of Reorganization, as modified by the Company's First Modification of Fourth Amended Plan of Reorganization (the "Plan of Reorganization"). The Plan became effective on August 30, 1993 (the "Effective Date"). On July 12, 1996, the Bankruptcy Court officially closed the case.

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

(a) Pursuant to the Plan of Reorganization, which began in May 1995, the Company is required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. The Company continues to negotiate with its unsecured creditors to reduce its quarterly payment obligations and has proposed to those creditors that it make reduced quarterly payments of approximately $9,000. The Company has made ten reduced payments to its unsecured creditors, and, as of May 31, 1997, the Company has paid approximately $74,092 to its unsecured creditors, as opposed to the $620,830 called for under the Company's Plan of Reorganization. To date, the Company's unsecured creditors have accepted all such reduced payments, though no assurances can be made that they will continue to do so in the future or that the Company's negotiation with its unsecured creditors will be successful.

(b) The Company had entered into a contract with Stateside Capital Group, LLC, to sell the old Riviera Beach property that required the Purchaser to assume full liability for the cleanup, to enter into a Consent Agreement with DEP reflecting such assumption of responsibility, and to post a cleanup fund in escrow to assure performance. As of June 13, 1997 at approximately 5:30 p.m., Stateside Capital Group, LLC exercised its right to terminate this agreement.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


               Following the termination of the agreement to sell the old Riviera Beach property to Stateside Capital Group, LLC, the Company is now negotiating with the former owner of the facility on a proposed agreement under which the former owner will undertake the responsibility for the environmental cleanup in exchange for a security interest in the building. The predecessor owner and operator (a multi-national Fortune 100 company) is financially able to perform and has advised the Company that it wishes to take such steps as will prevent EPA from proceeding to place the property on the National Priority List
(NPL) and assuming jurisdiction over the cleanup. While the aforementioned party expressed interest, there is no assurance that the parties will reach a satisfactory agreement. The DEP, which is aware of these negotiations, is requesting that EPA withhold proceeding with its efforts to list the property on the National Priority List (NPL) for an additional 30 days in order to allow for the completion of said negotiation. Furthermore, the Company placed the old Riviera Beach property back on the market.

(c) As disclosed in documents filed previously with the Securities and Exchange Commission, the Company is negotiating with various taxing authorities (including the Internal Revenue Service {IRS], Palm Beach County, Florida, and Martin County, Florida) to restructure its payment obligations for various back taxes. While these negotiations are pending, the Company has, in some cases, been making reduced payments to those taxing authorities. The following table indicates the approximate cumulative status of amounts due under Court Plans as of May 31, 1997:

                                            DUE                     PAID
                                       ------------              ----------

         Martin County                 $     52,000              $    7,957

         Palm Beach County                  624,000                 243,262

         IRS                                189,000

For the years since bankruptcy, additional taxes have become delinquent with Martin and Palm Beach Counties in approximately the following amounts respectively, $28,000 and $170,000.

To date, no objections to have been raised to the amounts of the Company's payments to these taxing authorities, though no assurances can be made that such an objection will not be raised in the future concerning the Company's obligations to those taxing authorities or that any of the Company's negotiations to restructure its payment obligations will be successful.


2.        FINANCIAL CONDITIONS:

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

The Company currently believes, based on information available to it, that its operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, based on the Company's current bookings, prices, profit margins and sales levels, the Company does not believe it will generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan of Reorganization. Thus, the Company is in negotiations with all such claim holders to reschedule the Company's payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants, the Company will be required to further reduce its size and reduce its cost of operations. However, over the long term, the Company believes that if the volume and prices of its product sales continue as presently anticipated, it will, subject to the continued deferral of certain obligations, generate sufficient cash from operations to sustain its current operations. In the event that sales decline significantly below the current level experienced by the Company, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Although the Company is pursuing additional sources of financing, there can be no assurance that financing will be available in amounts or upon terms sufficient to meet the Company's needs. However, in appropriate situations, the Company may seek strategic alliances, joint ventures with others, or acquisitions in order to maximize the Company's marketing potential, its utilization of existing resources, and to provide further opportunities for growth.


3.       ENVIRONMENTAL MATTERS:

Management of the Company believes that environmental cleanup and monitoring may still be required at two locations: the Company's Port Salerno location and the Company's old Riviera Beach facility.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the old Riviera Beach property. These amounts have been accrued for in the balance sheet as of May 31, 1997. The accrual balance is approximately $1,054,000. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of any such remediation would not exceed such amounts.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


As disclosed in documents filed previously with the Securities and Exchange Commission, the Plan of Reorganization obligates the Company to make certain periodic payments to an escrow account which funds are to be used to remediate the Company's old Riviera Beach and Port Salerno facilities. Currently, the Plan of Reorganization calls for the Company to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month following the Effective Date; 2) $7,500 per month beginning on the 37th month following the Effective Date; and
3) $10,000 per month beginning on the 49th month following the Effective Date. This funding is to be suspended when total amounts paid reach 125% of the estimated remediation costs. The Company is negotiating with DEP to modify the escrow payment schedule. While these negotiations are under way, the Company is making reduced monthly payments into the escrow account. As of May 31, 1997 the Company had deposited $20,000 into the escrow account. No objection has been raised to the Company's reduced payments to date, though no assurance can be given that such an objection will not be raised in the future.

During late 1996 and early 1997, the Company negotiated with prospective purchasers of both sites to assume full responsibility for remediation of the sites and the Company successfully consummated contracts to purchase, subject to due diligence and closing conditions. In early 1997, EPA requested site access to both properties for purposes of performing testing to further evaluate the sites for National Priority List (NPL) testing and expressed its preliminary view that both sites would qualify under the ranking formula. After a meeting with DEP and EPA on March 21, 1997, DEP requested that two prospective purchasers of the properties be afforded an opportunity to complete their due diligence, obtain site data and assume responsibility for site remediation under a state lead cleanup. EPA agreed to postpone its further processing of the sites for ninety (90) days and determine whether DEP was in position to accept the purchasers and their financial assurances that they would perform. DEP is currently negotiating with the purchaser of the Port Salerno facility to assume full responsibility to remediate and that the Company will be relieved of all liability upon the completion thereof. The new Consent Agreements would relieve the Company of all obligations under the Consent Final Judgement. The purchaser of Port Salerno has inspection periods that have not yet expired and the Company will not know whether the transaction will close until it expires in the next several months. Following a meeting on June 16, 1997 between DEP, the Company's President, and the attorney representing Brownfield Recovery (the Port Salerno buyer), DEP is requesting that EPA refrain from commencing the listing of the Port Salerno site on the National Priority List (NPL) until October 30, 1997 to allow the buyer to complete the purchase of the site. It appears that EPA and DEP are cooperating and DEP, on behalf of the Governor, must concur in EPA's resumption of processing for National Priority List (NPL) listing.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

INTRODUCTION:

This report contains forward-looking statements that are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Actual results could differ materially from these forward-looking statements as a result of various factors including, without limitation, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices.



RESULTS OF OPERATIONS-THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THREE MONTHS ENDED MAY 31, 1996:


Net sales for the three months ended May 31, 1997 increased 9.1% to $1,888,000, as compared to $1,730,000 for the three months ended May 31, 1996. The Company's backlog of open orders decreased 2.4% for the three months ended May 31, 1997 as compared to an increase of 2.3% for the three months ended May 31, 1996. Gross margins on the Company's sales decreased to 19.2% for the three months ended May 31, 1997 in comparison to 19.4% for the three months ended May 31, 1996. These decreases are not significant and do not represent any significant trend.


For the three months ending May 31, 1997, the Company shipped 428,733 units as compared with 388,672 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


Selling, general, and administrative expenses increased to $269,000 for the three months ended May 31, 1997 from $264,000 for the comparable period in 1996. During the three months ending May 31, 1997, selling, general, and administrative expenses as a percentage of sales was 14.26% as compared with 15.28% for the three months ending May 31, 1996. The decrease was due primarily to increased sales.


The Company recorded a net other expense of $63,000 for the three months ended May 31, 1997 versus a net other expense of $51,000 for the three months ended May 31, 1996. The variance was due primarily to decreases in the Company's other income of $15,000 as compared to other income of $34,000 for three months ended May 31, 1997 and May 31, 1996, respectively.

Net income for the three months ended May 31, 1997 increased to $30,000 versus $20,000 for the same period in 1996. The major contributing factor to this increase was volume.


LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net income of $30,000 and operating income of $93,000 for the three months ended May 31, 1997. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

At May 31, 1997, February 28, 1997 and May 31, 1996 respectively, the Company had cash and cash equivalents of $534,000, $537,000 and $426,000. The principal cash change from year to year was due primarily to profit of $150,000 year to year.

At May 31, 1997, the Company had working capital of $1,111,000 as compared with a working capital at May 31, 1996 of $1,502,000. At February 28, 1997, the Company had working capital of $1,079,000. The approximately $32,000 change for the three months ended May 31, 1997 was due primarily to decreases in the amounts due to the Company. The from year to year decrease was due primarily to a major shift from long term to short term on amounts to Palm Beach County and DEP.

Pursuant to the Plan or Reorganization, the Company is required to pay an aggregate of approximately $2,483,338 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it reduce its payments to quarterly payments of $9,000. As of May 31, 1997, the Company had paid to the unsecured creditors $74,092 of the $620,830 due. Of amounts owed to unsecured creditors $88,000 is carried as short-term debt and $1,292,000 is carried as long-term debt.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno facility and the old Riviera Beach facilities. The costs of these assessments and remediations, estimated at $1,054,000, will be payable from the proceeds of the sale or lease of these properties. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of May 31, 1997, the Company had deposited $20,000 of the $120,000 due in accordance with the Plan into the escrow account.

The Company had entered into a contract with Stateside Capital Group, LLC, to sell the old Riviera Beach property that required the Purchaser to assume full liability for the cleanup, to enter into a Consent Agreement with DEP reflecting such assumption of responsibility, and to post a cleanup fund in escrow to assure performance. As of June 13, 1997 at approximately 5:30 p.m., Stateside Capital Group, LLC exercised its right to terminate this agreement.


Following the termination of the agreement to sell the old Riviera Beach property to Stateside Capital Group, LLC, the Company is now negotiating with the former owner of the facility on a proposed agreement under which the former owner will undertake the responsibility for the environmental cleanup in exchange for a security interest in the building. The predecessor owner and operator (a multi-national Fortune 100 company) is financially able to perform and has advised the Company that it wishes to take such steps as will prevent EPA from proceeding to place the property on the National Priority List (NPL) and assuming jurisdiction over the cleanup. While the aforementioned party expressed interest, there is no assurance that the parties will reach a satisfactory agreement. The DEP, which is aware of these negotiations, is requesting that EPA withhold proceeding with its efforts to list the property on the National Priority List (NPL) for an additional 30 days in order to allow for the completion of said negotiation. Furthermore, the Company placed the old Riviera Beach property back on the market.


The Company is required to pay Ellco Leasing Corporation ("Ellco") $255,000 plus interest at six percent per annum in monthly payments until August 30, 1997 in satisfaction of an allowed claim amounting to approximately $1,214,000. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of May 31, 1997, the Company had paid Ellco $232,000 and was current in amounts due to Ellco.

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


The Company has satisfied all of the allowed administrative claims and allowed wage claims under the Plan of Reorganization. The Company is required to pay allowed tax claims estimated at approximately $1,760,000 (which amount is accrued in the accompanying financial statements including interest). For more information as to the Company's tax obligations and their effect on the Company's finances and prospects, reference is made to note 1(c) to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

                           PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS:

None


ITEM 2.
None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES:
See Part 1.


ITEM 4.
None.


ITEM 5.
None


ITEM 6.
None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.



                                          SOLITRON DEVICES, INC.

                                          /s/ SHEVACH SARAF
                                          -----------------------------------
                                          SHEVACH SARAF
                                          CHAIRMAN,
                                          CHIEF EXECUTIVE OFFICER &
                                          PRESIDENT


Dated:  July 10, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Solitron and in the capacities and on the date indicated.


SIGNATURE                          TITLE                               DATE
---------                          -----                               ----

/s/ SHEVACH SARAF
------------------------
Shevach Saraf                      President and                       July 10, 1997
                                   Chief Executive Officer

/s/ THOMAS F. RUTH
------------------------
Thomas F. Ruth                     Chief Financial Officer             July 10, 1997


/s/ DR. JAY DAVIS
------------------------
Dr. Jay Davis                      Director                            July 10, 1997


/s/ JOSEPH SCHLIG
------------------------
Joseph Schlig                      Director                            July 10, 1997



                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------


27                       Financial Data Schedule