Form 10QSB
period 1997-08-31
SOLITRON DEVICES INC
filed 1997-10-14
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from _________ to _________
                     Commission file number 1-4978

                             Solitron Devices, Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                     22-1684144
-------------------------------                    ----------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                      Identification Number)

              3301 Electronics Way, West Palm Beach, Florida 33407
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 848-4311
                           ---------------------------
                           (Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X   No ______

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

                             SOLITRON DEVICES, INC.

                                     INDEX

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet -- August 31, 1997

         Condensed Consolidated Statements of Operations -- Three Months and Six Months Ended August 31, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows Three Months and Six Months Ended August 31, 1997 and 1996

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

Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:  Pages  4 - 11

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 12 - 16

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                  ASSETS

                                                                AUGUST 31, 1997
                                                                ---------------
                                                                   (Unaudited)
Current Assets:
        Cash                                                       $    564
        Accounts receivable, less allowance
          for doubtful accounts of $34                                1,108
        Inventories                                                   2,121
        Prepaid expenses and other current assets                       149
        Due from S/V Microwave Products, Inc.                            36
                                                                    -------
          Total current assets                                        3,978

Property, plant and equipment, net                                      605
Non-operating plant facilities                                        1,745
Due from S/V Microwave Products, Inc.                                    67
Other assets                                                             82
                                                                    -------
                                                                    $ 6,477
                                                                    =======
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current maturities of long-term debt                       $     12
        Accounts payable - post-petition                                396
Current portion of accounts payable - pre-petition                       78
Accrued expenses                                                      2,324
        Accrued Chapter 11 administrative expenses                       28
        Total current liabilities                                     2,838

Long-term debt, less current maturities                                  18
Other long-term liabilities                                           2,782

Stockholders' Equity
        Preferred stock, $.01 par value,
          authorized 500,000 shares                                       -
        Common stock $.01 par value,
          authorized 10,000,000 shares,
          issued and outstanding 1,977,000                               20
        Additional paid-in capital                                    2,618
        Deficit                                                      (1,799)
                                                                        839
                                                                    -------
                                                                    $ 6,477
                                                                    =======
                  The accompanying notes are an integral part
                    of these condensed financial statements

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXPECT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     AUGUST 31                AUGUST 31
                                                                 1997         1996      1997            1996
                                                                 ----         ----      ----            ----
NET SALES                                                     $ 1,948      $ 1,690      $ 3,836      $ 3,536
        Cost of Sales                                           1,559        1,398        3,085        2,793
                                                              -------      -------      -------      -------
        Gross Profit                                              389          408          751          743

        Selling, general, and
        administrative expenses                                   289          280          558          544
                                                              -------      -------      -------      -------
           Operating income                                       100          128          193          199
                                                              -------      -------      -------      -------
OTHER INCOME (EXPENSE)
        Other Income                                               11            0           26           31
        Interest Expense                                          (62)         (78)        (129)        (151)
        Other                                                     (11)         (17)         (21)         (26)
                                                              -------      -------      -------      -------
           Net other expense                                      (62)         (95)        (124)        (146)
                                                              -------      -------      -------      -------
Net income                                                    $    38      $    33      $    69      $    53
                                                              =======      =======      =======      =======
INCOME PER SHARE:                                             $   .02      $   .02      $   .03   $      .03
                                                              =======      =======      =======   ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                                 2,138,000    2,082,000    2,138,000    2,082,000
                                                          -----------   ----------   ----------   ----------


                  The accompanying notes are an integral part
              of these condensed consolidated financial statements


                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                AUGUST 31,
                                                                           1997          1996
                                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net profit                                                       $    68      $    52
                                                                         -------      -------
        Adjustments to reconcile net loss
        to net cash used in operating activities:
                Depreciation and amortization                                111          109
                Provision for doubtful accounts                                7            0
                Gain on disposal of assets                                     0           (8)
                (Increase) decrease in account receivable                    (10)          88
                (Increase) decrease in inventories                           (33)          51
                (Increase) in prepaid expenses and
                   other current assets                                      (42)         (18)
                Decrease in due from
                   S/V Microwave Products, Inc.                               32           25
                Decrease in other assets                                       0            1
                 (Decrease) in accounts payable                             (116)        (168)
                Increase (decrease) in accrued expenses
                   and other liabilities                                     191          503
                Decrease in accrued Chapter 11
                   administrative expenses                                   (10)         (22)
                 (Decrease) in other long-term
                   liabilities                                               (81)        (405)
                                                                         -------      -------

        Total adjustments                                                     49          156
        Net cash used in operating activities                                117          208
                                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from the disposal of assets                                   0            8
        Additions to property, plant and equipment                           (41)         (60)
                                                                         -------      -------
                Net cash used in investing activities                        (41)         (52)
                                                                         -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on capital leases and installment loans                     (49)         (41)
                                                                         -------      -------
                Net cash used in financing activities                        (49)         (41)
                                                                         -------      -------

NET INCREASE IN CASH                                                          27          115

CASH AT BEGINNING OF PERIOD                                                  537          364
                                                                         -------      -------
CASH AT END OF PERIOD                                                     $  564       $  479
                                                                         =======      =======

Supplemental cash flow disclosure: Interest paid during the six months ended August 31, 1997 and 1996 was approximately $129,000 and $15,000 respectively.

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

The results of operations for the six-month period ended August 31, 1997 are not necessarily indicative of the results to be expected for the year ended February 28, 1998.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

(a) Pursuant to the Plan of Reorganization, which began in May 1995, the Company is required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. The Company continues to negotiate with its unsecured creditors to reduce its quarterly payment obligations and has proposed to those creditors that it make reduced quarterly payments of approximately $9,000. The Company has made ten reduced payments to its unsecured creditors, and, as of August 31, 1997, the Company has paid approximately $83,861 to its unsecured creditors, as opposed to the $682,913 called for under the Company's Plan of Reorganization. Following discussion with the unsecured creditors committee, the Company agreed to increase the level of such payments to approximately $11,000 per quarter starting August 1997. To date, the Company's unsecured creditors have accepted all such reduced payments, though no assurances can be made that they will continue to do so in the future or that the Company's negotiation with its unsecured creditors will be successful.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

(b) The Company is now negotiating with the former owner of the Riviera Beach property on a proposed agreement under which the former owner will undertake the responsibility for the environmental cleanup in exchange for a security interest in the building. The predecessor owner and operator (a multi-national Fortune 100 company) is financially able to perform and has advised the Company that it wishes to take such steps as will prevent EPA from proceeding to place the property on the National Priority List (NPL) and assuming jurisdiction over the cleanup. While the aforementioned party expressed interest, there is no assurance that the parties will reach a satisfactory agreement. The DEP, which is aware of these negotiations, is requesting that EPA withhold proceeding with its efforts to list the property on the National Priority List (NPL) in order to allow for the completion of said negotiation. Furthermore, the Company has continued to keep the old Riviera Beach property on the market.

(c) As disclosed in documents filed previously with the Securities and Exchange Commission, the Company is negotiating with various taxing authorities (including the Internal Revenue Service [IRS], Palm Beach County, Florida, and Martin County, Florida) to restructure its payment obligations for various back taxes. While these negotiations are pending, the Company has, in some cases, been making reduced payments to those taxing authorities. The following table indicates the approximate cumulative status of amounts due under Court Plans as of August 31, 1997:

                                         Due              Paid
                                    ----------      ----------
        Martin County               $   56,000      $    7,957

        Palm Beach County              706,000         260,918

        IRS                            210,000

For the years since bankruptcy, additional taxes have become delinquent with Martin and Palm Beach Counties in approximately the following amounts respectively, $36,000 and $200,000.

To date, no objections have been raised to the amounts of the Company's payments to these taxing authorities, though no assurances can be made that such an objection will not be raised in the future concerning the Company's obligations to those taxing authorities or that any of the Company's negotiations to restructure its payment obligations will be successful.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

2. FINANCIAL CONDITION:

During the several fiscal years ended February 28, 1996, the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins on products sold (which is characteristic in the Company's industry), significant non-recurring expenses associated with the Company's bankruptcy proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

From when the Company emerged from Chapter 11 on August 30, 1993 through the fiscal year ended February 28, 1996, the Company generally experienced a positive cash flow from recurring operations; however, overall cash flow was negative due primarily to the necessity to make payments of administrative expenses and required payouts arising in connection with the bankruptcy proceedings. The foregoing resulted in a decrease in cash and cash equivalents following the Company's emergence from Chapter 11. During the fiscal year ended February 28, 1997, and in the quarters thereafter, the Company has recorded net income and net income from operations. However, the Company continues to experience a trend of increasing labor and materials cost and a trend of decreasing margins and price per units sold.

During the six months ended August 30, 1997, the Company's book-to-bill ratio fell to approximately 0.93 reflecting a slowdown in the demand for the Company's products and a lower average unit sale price. The Company has started to implement steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price. However, should order intake continue to decline, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. The Company's liquidity continues to be adversely effected by significant non-recurring expenses associated with the Company's bankruptcy proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

The Company currently believes, based on information available to it, that its operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, based on the Company's current bookings, prices, profit margins and sales levels, the Company does not believe it will generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan of Reorganization. Thus, the Company continues to negotiate with all such claim holders to reschedule the Company's payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants, the Company will be required to further reduce its size and reduce its cost of operations. However, over the long term, the Company believes that if the volume and prices of its product sales continue as presently anticipated, it will, subject to the continued deferral of certain obligations, generate sufficient cash from operations to sustain its current operations. In the event that sales decline significantly below the current level experienced by the Company, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

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

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the old Riviera Beach property. These amounts have been accrued for in the balance sheet as of August 31, 1997. The accrual balance is approximately $1,051,000. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of any such remediation would not exceed such amounts.

As disclosed in documents filed previously with the Securities and Exchange Commission, the Plan of Reorganization obligates the Company to make certain periodic payments to an escrow account which funds are to be used to remediate the Company's old Riviera Beach and Port Salerno facilities. Currently, the Plan of Reorganization calls for the Company to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month following the Effective Date; 2) $7,500 per month beginning on the 37th month following the Effective Date; and
3) $10,000 per month beginning on the 49th month following the Effective Date. This funding is to be suspended when total amounts paid reach 125% of the estimated remediation costs. The Company is negotiating with DEP to modify the escrow payment schedule. While these negotiations are under way, the Company is making reduced monthly payments into the escrow account. As of August 31, 1997 the Company had deposited $23,000 into the escrow account. No objection has been raised to the Company's reduced payments to date, though no assurance can be given that such an objection will not be raised in the future.

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

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

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

The purchaser of Port Salerno has inspection periods that have been extended awaiting regulatory assurance that it will be permitted to perform a state supervised cleanup and the Company will not know whether the transaction will close until it expires in the next several months. Following a meeting on June 16, 1997 between DEP, the Company's President, and the attorney representing Brownfield Recovery (the Port Salerno buyer), DEP is requesting that EPA refrain from commencing the listing of the Port Salerno site on the National Priority List (NPL) until 120 days after EPA decides it will so refrain to allow the buyer to complete the purchase of the site. It appears that DEP is cooperating and DEP, on behalf of the Governor, must concur in EPA's resumption of processing for National Priority List (NPL) listing according to EPA policy. EPA's favorable decision is expected in the near future.

In the event EPA assumes responsibility to clean up either of these two properties, the costs of cleanup will likely increase substantially and will result in a cost recovery claim by EPA against the Company.

However, Solitron has been advised by EPA counsel that it would settle such a claim under its settlement guidelines taking into account the financial ability of the Company to pay some or all of the claim. The Company believes there is a reasonable likelihood that, based on the theory of its bankruptcy plan of reorganization, the Company would be able to settle based on enhanced value of the property that was remediated by EPA.

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

RESULTS OF OPERATIONS-THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1996:

Net sales for the three months ended August 31, 1997 increased 15.3% to $1,948,000, as compared to $1,690,000 for the three months ended August 31, 1996. The Company's backlog of open orders decreased 19.2% for the three months ended August 31, 1997 as compared to an increase of 3.8% for the three months ended August 31, 1996. Gross margins on the Company's sales decreased to 20.0% for the three months ended August 31, 1997 in comparison to 24.1% for the three months ended August 31, 1996. These decreases are due to a trend in sales shifting to the less profitable product lines and a lower ASP (Average Sales Price) of product mix sold as well as higher material and labor costs.

For the three months ending August 31, 1997, the Company shipped 467,278 units as compared with 434,450 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Selling, general, and administrative expenses increased to $289,000 for the three months ended August 31, 1997 from $280,000 for the comparable period in 1996. During the three months ending August 31, 1997, selling, general, and administrative expenses as a percentage of sales was 14.83% as compared with 16.57% for the three months ending August 31, 1996. The decrease was due primarily to increased sales.

The Company recorded a net other expense of $62,000 for the three months ended August 31, 1997 versus a net other expense of $95,000 for the three months ended August 31, 1996. The variance was due primarily to increases in the Company's other income of $11,000 for the three months ended August 31, 1997 as compared to three months ended August 31.

Net income for the three months ended August 31, 1997 increased to $38,000 versus $33,000 for the same period in 1996. The major contributing factor to this increase was volume, which was partially offset by a more costly mix of shipments and the amount being accrued as interest on delinquent property taxes decreased approximately $22,000 for a net decrease of $33,000 in other expenses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED AUGUST 31, 1997 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1996

Net sales for the six months ended August 31, 1997 increased by 8.5% to $3,836,000 as compared to $3,536,000 for the six months ended August 31, 1996. The Company's backlog of open orders decreased 2.8% for the six months ended August 31, 1997 as compared to an increase of 6.2% for the six months ended August 31, 1997. Gross margins on the Company's sales decreased 19.6% for the six months ended August 31, 1997 from 21.0% for the six months ended August 31, 1996. These decreases are due to unfavorable product line mix of shipments and specifically due to lower ASP (Average Sales Price) and higher material and labor costs.

For the six months ended August 31, 1997, the Company shipped 896,051 units as compared with 823,122 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

Selling general and administrative expenses increased to $558,000 for the six months ended August 31, 1997 and $544,000 for the comparable period in 1996. During the six months ended August 31, 1997 selling, general and administrative expenses as a percentage of sales were 14.56% as compared with 15.38% for the six months ended August 31, 1996. The decrease was due primarily to higher sales volume.

The Company recorded a net other expense of $124,000 for the six months ended August 31, 1997 versus a net other expense of $146,000 for the six months ended August 31, 1996. The variance was due primarily to decreases in the Company's interest expenses related to delinquent property taxes.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

Net income for the six months ended August 31, 1997 increased to $69,000 versus $53,000 for the same period of 1996. The major contributing factor to this increase was increased shipments which was partially offset by higher materials and labor costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net income of $ 69,000 and operating income of $ 93,000 for the six months ended August 31, 1997. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

At August 31, 1997 and August 31, 1996 respectively, the Company had cash and cash equivalents of $564,000 and $479,000. The principal cash change from year to year was due primarily to profit of $155,000 year to year, which was partially offset primarily by an increase in working capital.

At August 31, 1997, the Company had working capital of $1,140,000 as compared with a working capital at August 31, 1996 of $1,107,000. The approximately $61,000 change for the six months ended August 31, 1997 was due primarily to profits. The from year to year increase again was due primarily to profits.

Pursuant to the Plan or Reorganization, the Company is required to pay an aggregate of approximately $2,483,338 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company had proposed to its unsecured creditors that it set its payments to quarterly payments of $9,000. As of August 31, 1997, the Company had paid to the unsecured creditors $83,861of the $682,913 due. Following discussions between the Company and the unsecured creditors committee, the Company agreed to make quarterly payments of $11,000 starting August 1997. Of amounts owed to unsecured creditors $78,000 is carried as short-term debt and $1,292,000 is carried as long-term debt.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno facility and the old Riviera Beach facilities. The costs of these assessments and remediations, estimated at $1,051,000, will be payable from the proceeds of the sale or lease of these properties. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of August 31, 1997, the Company had deposited $23,000 of the $152,500 due in accordance with the Plan into the escrow account.

The Company is now negotiating with the former owner of the Riviera Beach property on a proposed agreement under which the former owner will undertake the responsibility for the environmental cleanup in exchange for a security interest in the building. The predecessor owner and operator (a multi-national Fortune 100 company) is financially able to perform and has advised the Company that it wishes to take such steps as will prevent EPA from proceeding to place the property on the National Priority List (NPL) and assuming jurisdiction over the cleanup. While the aforementioned party expressed interest, there is no assurance that the parties will reach a satisfactory agreement. The DEP, which is aware of these negotiations, is requesting that EPA withhold proceeding with its efforts to list the property on the National Priority List (NPL) provided the parties, on a timely basis, provide a commitment to carry out a state supervised cleanup under the existing state consent final judgement. Furthermore, the Company continued to keep the old Riviera Beach property on the market.

The Company is required to pay Ellco Leasing Corporation ("Ellco") $255,000 plus interest at six percent per annum in monthly payments until August 30, 1997 in satisfaction of an allowed claim amounting to approximately $1,214,000. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of August 31, 1997, the Company had paid Ellco $250,000 and was current in amounts due to Ellco. A final payment of $5,000 was made to Ellco on September 30, 1997.

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

                                     SOLITRON DEVICES, INC.

                                     ______________________
                                     SHEVACH SARAF
                                     CHAIRMAN,
                                     CHIEF EXECUTIVE OFFICER &
                                     PRESIDENT

Dated:  October 8, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Solitron and in the capacities and on the date indicated.

SIGNATURE                             TITLE                           DATE
---------                             -----                           ----



------------------------
Shevach Saraf                       Chairman,                    October 8, 1997
                                    Chief Executive Officer
                                    And President

------------------------
Thomas F. Ruth                      Chief Financial Officer      October 8, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------


27                   Financial Data Schedule