Form 10QSB
period 1997-11-30
SOLITRON DEVICES INC
filed 1998-01-13
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

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

                                 (561) 848-4311
                           (Issuer's telephone number)

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

               Condensed Consolidated Balance Sheet -- November 30, 1997

               Condensed Consolidated Statements of Operations -- Three Months and Nine Months Ended November 30, 1997 and 1996

               Condensed Consolidated Statements of Cash Flows -- Three Months and Nine Months Ended November 30, 1997 and 1996

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:  Pages  4 - 11



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 12 - 16

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                 ASSETS

                                                      November 30, 1997
                                                      -----------------
                                                          (Unaudited)
Current Assets:
    Cash                                                     $    604
    Accounts receivable, less allowance
         for doubtful accounts of $34                           1,128
    Inventories                                                 2,310
    Prepaid expenses and other current assets                     164
    Due from S/V Microwave Products, Inc.                          20
                                                              -------
        Total current assets                                    4,226
Property, plant and equipment, net                                570
Non-operating plant facilities                                  1,745
Due from S/V Microwave Products, Inc.                              67
Other assets                                                       82
                                                              -------
                                                              $ 6,690
                                                              =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      November 30, 1997
                                                      -----------------
                                                            (Unaudited)
Current liabilities:
    Current maturities of long-term debt                      $     7
    Accounts payable - post-petition                              459
Current portion of accounts payable - pre-petition                 57
Accrued expenses                                                2,486
Accrued Chapter 11 administrative expenses                         35
                                                              -------
Total current liabilities                                       3,044
                                                              -------


Other long-term liabilities                                     2,754

Stockholders' Equity
    Preferred stock, $.01 par value,
        authorized 500,000 shares                                   -
    Common stock $.01 par value,
        authorized 10,000,000 shares,
        issued and outstanding 1,977,000                           19
    Additional paid-in capital                                  2,619
    Deficit                                                    (1,746)
                                                              -------
                                                                  892
                                                              -------
                                                              $ 6,690
                                                              =======

                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXPECT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                       Three Months Ended          Nine Months ended
                                          November 30,                  November 30,
                                      1997           1996           1997         1996
                                      ----           ----           ----         ----
NET SALES                           $ 1,978        $ 1,806        $ 5,814      $ 5,342
       Cost  of Sales                 1,539          1,410          4,624        4,203
                                    -------        -------        -------      -------

       Gross Profit                     439            396          1,190        1,139

       Selling, general, and
       administrative expenses          317            272            875          816
                                    -------        -------        -------      -------

          Operating income              122            124            315          323
                                    -------        -------        -------      -------

OTHER INCOME (EXPENSE)
       Other Income                       8             13             34           44
       Interest Expense                 (62)           (80)          (191)        (231)
       Other                            (14)           (13)           (35)         (39)
                                    -------        -------        -------      -------
          Net other expense             (68)           (80)          (192)        (226)
                                    -------        -------        -------      -------
Net income                          $    54       $     44      $     123      $    97
                                    =======       ========      =========      =======

INCOME PER SHARE:                   $   .03       $    .02       $    .06      $   .05
                                    =======       ========       ========      =======


WEIGHTED AVERAGE SHARES
OUTSTANDING                       2,138,000      2,082,000      2,138,000        2,082,000
                                  ---------      ---------      ---------        ---------

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements


                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                 -----------------
                                                                    November 30,
                                                              1997              1996
                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net profit                                         $  123             $    97
                                                            ------             -------

         Adjustments to reconcile net loss to
         net cash used in operating activities:
                Depreciation and amortization                  166                 163
                Provision for doubtful accounts                  7                   2
                Gain on disposal of assets                       0                  (8)
                (Increase) decrease in account receivable      (30)                 56
                (Increase) decrease in inventories            (221)                145
                (Increase) in prepaid expenses and
                   other current assets                        (63)                (22)
                Decrease in due from
                   S/V Microwave Products, Inc.                 48                  41
                Decrease in other assets                         4                   4
                 (Decrease) in accounts payable                (54)               (189)
                Increase in accrued expenses
                   and other liabilities                       328                 606
                Decrease in accrued Chapter 11
                   administrative expenses                      (3)                (23)
                 (Decrease) in other long-term
                   liabilities                                (129)               (431)
                                                            ------             -------

         Total adjustments                                      53                 232
                                                            ------             -------
         Net cash used in operating activities                 176                 329
                                                            ------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Proceeds from the disposal of assets                    0                   8
         Additions to property, plant and equipment            (61)                (78)
                                                            ------             -------
                Net cash used in investing activities          (61)                (70)
                                                            ------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Payments on capital leases and installment loans      (48)                (59)
                                                            ------             -------
                Net cash used in financing activities          (48)                (59)
                                                            ------             -------

NET INCREASE IN CASH                                            67                 200

CASH AT BEGINNING OF PERIOD                                    537                 364
                                                            ------             -------
CASH AT END OF PERIOD                                       $  604             $   564
                                                            ======             =======


Supplemental cash flow disclosure: Interest paid during the nine months ended November 30, 1997 and 1996 was approximately $191,000 and $231,000 respectively.

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

The results of operations for the nine-month period ended November 30, 1997 are not necessarily indicative of the results to be expected for the year ended February 28, 1998

As previously noted in documents filed with the SEC, on August 20, 1993, the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") entered an Order (the "Order of Confirmation") confirming the Company's Fourth Amended Plan of Reorganization, as modified by the Company's First Modification of Fourth Amended Plan of Reorganization (the "Plan of Reorganization"). The Plan became effective on August 30, 1993 (the "Effective Date"). On July 12, 1996, the Bankruptcy Court officially closed the case.

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

(a) Pursuant to the Plan of Reorganization, which began in May 1995, the Company is required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. The Company continues to negotiate with its unsecured creditors to reduce its quarterly payment obligations and has proposed to those creditors that it make reduced quarterly payments of approximately $9,000. Following discussion with the unsecured creditors committee, the Company agreed to increase the level of such payments to approximately $11,000 per quarter starting August 1997. The Company has made eleven reduced payments to its unsecured creditors, and, as of November 30, 1997, the Company has paid approximately $94,124 to its unsecured creditors, as opposed to the $744,996 called for under the Company's Plan of Reorganization. To date, the Company's unsecured creditors have accepted all such reduced payments, though no assurances can be made that they will continue to do so in the future or that the Company's negotiation with its unsecured creditors will be successful.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

(b) The Company is now negotiating with the former owner of the Riviera Beach property on a proposed agreement under which the former owner will undertake the responsibility for the environmental cleanup in exchange for a security interest in the building. The predecessor owner and operator (a multi-national Fortune 100 company) is financially able to perform and has advised the Company that it wishes to take such steps as will prevent EPA from proceeding to place the property on the National Priority List (NPL) and assuming jurisdiction over the cleanup. The aforementioned party is now negotiating with DEP in order to complete an appropriate consent agreement which will govern its cleanup activities. While the aforementioned party expressed interest, there is no assurance that the parties will reach a satisfactory agreement. The DEP, which is aware of these negotiations, is requesting that EPA withhold proceeding with its efforts to list the property on the National Priority List (NPL) in order to allow for the completion of said negotiation. Furthermore, the Company has continued to keep the old Riviera Beach property on the market.

(c) As disclosed in documents filed previously with the Securities and Exchange Commission, the Company is negotiating with various taxing authorities (including the Internal Revenue Service [IRS], Palm Beach County, Florida, and Martin County, Florida) to restructure its payment obligations for various back taxes. While these negotiations are pending, the Company has, in some cases, been making reduced payments to those taxing authorities. The following table indicates the approximate cumulative status of amounts due under Court Plans as of November 30, 1997:

                                      Due                      Paid
                                  ----------                ----------
         Martin County            $   60,000                $    7,957

         Palm Beach County           788,000                   278,574

         IRS                         231,000

For the years since bankruptcy, additional taxes have become delinquent with Martin and Palm Beach Counties in approximately the following amounts respectively, $43,000 and $208,000.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

2.        FINANCIAL CONDITION:

During the several fiscal years ended February 28, 1996, the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, falling Average Sale Prices (ASP's), and decreased margins on products sold (which is characteristic in the Company's industry), significant non-recurring expenses associated with the Company's bankruptcy proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

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

During the nine months ended November 30, 1997, the Company's book-to-bill ratio fell to approximately 0.938 reflecting a slowdown in the demand for the Company's products and a lower average unit sale price. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price. However, should order intake continue to decline, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. The Company's liquidity continues to be adversely effected by significant non-recurring expenses associated with the Company's bankruptcy proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

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

3.       ENVIRONMENTAL MATTERS:

Pursuant to its reorganization plan and the state consent final judgement, environmental cleanup is still required at two locations: the Company's Port Salerno location and the Company's old Riviera Beach facility.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $356,000 for the old Riviera Beach property. These amounts have been accrued for in the balance sheet as of November 30, 1997. The accrual balance is approximately $1,048,000. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, there can be no assurance that the actual cost of any such remediation would not exceed such amounts.

As disclosed in documents filed previously with the Securities and Exchange Commission, the Plan of Reorganization obligates the Company to make certain periodic payments to an escrow account which funds are to be used to remediate the Company's old Riviera Beach and Port Salerno facilities. Currently, the Plan of Reorganization calls for the Company to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month following the Effective Date; 2) $7,500 per month beginning on the 37th month following the Effective Date; and
3) $10,000 per month beginning on the 49th month following the Effective Date. This funding is to be suspended when total amounts paid reach 125% of the estimated remediation costs. The Company is negotiating with DEP to modify the escrow payment schedule. While these negotiations are under way, the Company is making reduced monthly payments into the escrow account. As of November 30, 1997 the Company had deposited $26,000 into the escrow account. No objection has been raised to the Company's reduced payments to date, though no assurance can be given that such an objection will not be raised in the future.

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

After further protracted negotiations, On December 23, 1997, EPA and DEP advised the Company and counsel for the potential Buyer of the Port Salerno facility of EPA's decision to commence in January 1998 site remedial investigation/feasibility study. This study will be conducted as an investigative activity aimed at determining if the site will score sufficiently to be eligible for listing in the National Priority List, as well as a means to develop the needed plan of remediation. EPA is proceeding on the assumption that the site will score sufficiently high under its ranking formula to be placed on the List.

Following the aforementioned communication of EPA dated December 23, 1997, counsel for the potential buyer of the Port Salerno facility advised the Company on December 24, 1997, that the buyer is exercising his right to terminate the agreement to purchase the facility as the parties were not able to negotiate a successful deferral agreement with the EPA. Accordingly, the Company has put the property back on the market.

In the event EPA assumes responsibility to clean up either of these two properties, the costs of cleanup will likely increase substantially and will result in a cost recovery claim by EPA against the Company.

However, Solitron has been advised by EPA counsel that it would settle such a claim under its settlement guidelines taking into account the financial ability of the Company to pay some or all of the claim. The Company believes there is a reasonable likelihood that, based on the theory of its bankruptcy plan of reorganization, the Company would be able to settle based on enhanced net value of the property that is being remediated by EPA, or that EPA would accept the net proceeds of a sale from a prospective purchaser in full settlement of the environmental liability of the property. The Company is preparing a settlement proposal based on this approach and will shortly present it to EPA. After the prospective purchaser of the Riviera Beach site cancelled its contract, the other potentially responsible party for the site, the predecessor owner and operator, has advised DEP of its willingness to enter into a Consent Order with the State and perform the cleanup. The Company is negotiating a price settlement with this party so a prospective purchaser and the Company will be released of all liability. The amount to be paid will come from the net proceeds of the sale.

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

RESULTS OF OPERATIONS-THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996:

Net sales for the three months ended November 30, 1997 increased 9.5% to $1,978,000, as compared to $1,806,000 for the three months ended November 30, 1996. The Company's backlog of open orders decreased 9.8% for the three months ended November 30, 1997 as compared to an increase of 18.7% for the three months ended November 30, 1996. Gross margins on the Company's sales increased to 22.2% for the three months ended November 30, 1997 in comparison to 21.9% for the three months ended November 30, 1996. This small increase was due primarily to overhead control.

For the three months ending November 30, 1997, the Company shipped 574,223 units as compared with 316,872 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Selling, general, and administrative expenses increased to $317,000 for the three months ended November 30 1997 from $272,000 for the comparable period in 1996. During the three months ending November 30, 1997, selling, general, and administrative expenses as a percentage of sales was 16.02% as compared with 15.06% for the three months ending November 30, 1996. The increase was due primarily to higher commissions.

The Company recorded a net other expense of $68,000 for the three months ended November 30, 1997 versus a net other expense of $80,000 for the three months ended November 30, 1996. The variance was due primarily to a decrease in the amount of interest expense of $18,000 for the three months ended November 30, 1997, as compared to three months ended November 30, 1996.

Net income for the three months ended November 30, 1997 increased to $54,000 versus $44,000 for the same period in 1996. The major contributing factor to this increase was the amount being accrued as interest on delinquent property taxes decreased by approximately $18,000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1996

Net sales for the nine months ended November 30, 1997 increased by 8.8% to $5,814,000 as compared to $5,342,000 for the nine months ended November 30, 1996. The Company's backlog of open orders decreased 7.2% for the nine months ended November 30, 1997 as compared to an increase of 26.0% for the nine months ended November 30, 1997. Gross margins on the Company's sales decreased to 20.5% for the nine months ended November 30, 1997 from 21.3% for the nine months ended November 30, 1996. These decreases are due to unfavorable product line mix of shipments and specifically due to lower ASP (Average Sales Price) and higher material and labor costs.

For the nine months ended November 30, 1997, the Company shipped 1,470,274 units as compared with 1,139,994 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

Selling general and administrative expenses increased to $875,000 for the nine months ended November 30, 1997 and $816,000 for the comparable period in 1996. During the nine months ended November 30, 1997 selling, general and administrative expenses as a percentage of sales were 15.05% as compared with 15.25% for the nine months ended November 30, 1996. The decrease was due primarily to higher sales volume.

The Company recorded a net other expense of $192,000 for the nine months ended November 30, 1997 versus a net other expense of $226,000 for the nine months ended November 30, 1996. The variance was due primarily to decreases in the Company's interest expenses related to delinquent property taxes.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

Net income for the nine months ended November 30, 1997 increased to $123,000 versus $69,000 for the same period of 1996. The major contributing factor to this increase was increased shipments, which was partially offset by higher materials, labor costs, and commissions. Additionally, other expenses were $34,000 more favorable due to decreased interest being booked on property taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net income of $ 123,000 and operating income of $ 315,000 for the nine months ended November 30, 1997. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

At November 30, 1997 and November 30, 1996 respectively, the Company had cash and cash equivalents of $604,000 and $564,000. The principal cash change from year to year was due primarily to profit of $154,000 year to year, which was mainly used to retire debt.

At November 30, 1997, the Company had working capital of $1,182,000 as compared with a working capital at November 30, 1996 of $1,160,000. The approximately $22,000 change for the nine months ended September 30, 1997 was due primarily to profits and was offset mainly by the retirement of debt.

Pursuant to the Plan or Reorganization, the Company is required to pay an aggregate of approximately $2,488,151 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company had proposed to its unsecured creditors that it set its payments to quarterly payments of $9,000. Following discussions between the Company and the unsecured creditors committee, the Company agreed to make quarterly payments of $11,000 starting August 1997. As of November 30, 1997, the Company had paid to the unsecured creditors $94,124 the $744,996 due. Of amounts owed to unsecured creditors $57,000 is carried as short-term debt and $1,292,000 is carried as long-term debt.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno facility and the old Riviera Beach facilities. The costs of these assessments and remediations, estimated at $1,048,000, will be payable from the proceeds of the sale or lease of these properties. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of November 30, 1997, the Company had deposited $26,000 of the $282,500 due in accordance with the Plan into the escrow account.

The Company is now negotiating with the former owner of the Riviera Beach property on a proposed agreement under which the former owner will undertake the responsibility for the environmental cleanup in exchange for a security interest in the property. The predecessor owner and operator (a multi-national Fortune 100 company) is financially able to perform and has advised the Company that it wishes to take such steps as will prevent EPA from proceeding to place the property on the National Priority List (NPL) and assuming jurisdiction over the cleanup. The aforementioned party is now negotiating with DEP in order to complete an appropriate consent agreement, which will govern the cleanup activities. While the aforementioned party expressed interest, there is no assurance that the parties will reach a satisfactory agreement with the agencies. The Company continues to keep the old Riviera Beach property on the market and is negotiating for a price settlement with the predecessor owner so the Company and a prospective purchaser will be released of all liability. The amount to be paid will come from the net proceeds of the sale.

The Company is required to pay Ellco Leasing Corporation ("Ellco") $255,000 plus interest at six percent per annum in monthly payments until August 30, 1997 in satisfaction of an allowed claim amounting to approximately $1,214,000. Ellco has been granted a security interest in certain of the Company's equipment to collateralize such obligations. In the event of any default by the Company, Ellco would have an unsecured claim amounting to 35% of the original amount due less payments made to the date of the default. Additionally, Ellco would be entitled to certain amounts pursuant to a profit participation payable to unsecured creditors and a pro rata share of the common stock issuable to unsecured creditors pursuant to the Plan. As of November 30, 1997, the Company had paid Ellco $255,000 and was current in amounts due to Ellco after a final payment of $5,000 was made to Ellco on September 30, 1997. On November 24, 1997 Ellco provided the Company with a release of its security interest (UCC-3 was being filed with the Florida Secretary of State). Thus, Ellco no longer will have any security interest in assets of Solitron Devices, Inc. and will not have an allowed unsecured claim. As a result of the aforementioned, the balance of stock held in escrow for Ellco will be issued to the Company's unsecured creditors in January 1998.

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

The Company has satisfied all of the allowed administrative claims and allowed wage claims under the Plan of Reorganization. The Company is required to pay allowed tax claims estimated at approximately $1,780,000 (which amount is accrued in the accompanying financial statements including interest). For more information as to the Company's tax obligations and their effect on the Company's finances and prospects, reference is made to note 1(c) to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

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

                                   SOLITRON DEVICES, INC.

                                   ------------------------------------
                                   SHEVACH SARAF
                                   CHAIRMAN,
                                   CHIEF EXECUTIVE OFFICER &
                                   PRESIDENT

Dated:  _________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Solitron and in the capacities and on the date indicated.

Signature                Title                               Date
---------                -----                               ----




----------------------
Shevach Saraf            Chairman,
                         Chief Executive Officer
                         And President

EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

27             Financial Data Schedule