Form 10KSB
period 1998-02-28
SOLITRON DEVICES INC
filed 1998-07-16
CIK 91668

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1998

                           Commission File No. 1-4978

                             SOLITRON DEVICES, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                            22-1684144
(State or other jurisdiction                                 (IRS Employer
     of organization)                                    Identification Number)

              3301 ELECTRONICS WAY, WEST PALM BEACH, FLORIDA 33407
                    (Address of principal executive offices)

                  Registrant's telephone number: (561) 848-4311

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes   X                                    No

Documents incorporated by reference: None.

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of February 28, 1998, was approximately $254,252.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1998: 2,034,013 shares of common stock, par value $.01 per share.

State issuer's revenues for its most recent fiscal year:  $7,860,000.

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

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 1998 and for the fiscal year ended February 28, 1997 and (ii) contributions to the Company's total order backlog at February 28, 1998 and for the fiscal year ended February 28, 1997.

                                     FISCAL YEAR        FISCAL YEAR                BACKLOG            BACKLOG
                                       ENDED              ENDED                      AT                 AT
                                      FEBRUARY           FEBRUARY                 FEBRUARY           FEBRUARY
PRODUCT                               28, 1998           28, 1997                 28, 1998           28, 1997
-------                               --------          ---------               ----------           --------

Power Transistor                          25%               31%                       10%               14%
Hybrids                                   44%               37%                       66%               63%
Field Effect Transistors                  15%               16%                       11%                7%
Power MOSFETS                             16%               16%                       13%               16%
                                   ----------        ----------                ----------          --------
                                         100%              100%                      100%              100%

The Company's backlog at February 28, 1998 and shipments for the year ended February 28, 1998 reflect demand for the Company's products as at such date and for such period. For more information see discussion on backlog. The variation in the proportionate share of each product line reflects current demand and changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company's semiconductor products can be classified into selected active and passive electronic components. Active components are those which control and direct the flow of electrical current by means of a control signal such as a voltage or current. Passive components, on the other hand, include devices that store or dissipate energy and are generally incapable of power gain (for example, resistors, capacitors, and inductors). The Company's active components include bipolar transistors, integrated circuits, and MOS transistors and the Company's passive components consist of resistors.

It is customary to subdivide active components into those of a discrete nature, and those which are non-discrete. Discrete devices contain one single semiconductor element, as opposed to integrated circuits or hybrid circuits which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. Hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The industry trend appears to be developing from analog to digital circuitry in certain applications. Although no assurances may be made, the Company believes that such industry trend will have only a limited effect on the demand for the Company's custom power hybrids. The Company's products can be either standard devices such as catalog type items (e.g., transistors and voltage regulators) or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements.

Approximately 80% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings from the United States Government's prime contractors; the remainder are primarily JAN qualified products. The Company's semiconductor products are used as components of military, commercial and aerospace electronic equipment, such as ground and airborne radar systems, power distribution, missiles, missile control systems and spacecraft. The Company's products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter on Galileo and, most recently, to Mars on Global Surveyor and Mars Sojourner. Approximately 80% of the Semiconductor Division's sales have historically been attributable to contracts with customers whose products are sold to the United States Government. The remaining 20% of sales are for non-military, scientific and industrial applications. For the fiscal year ended February 28, 1998, approximately 80% of the Semiconductor Division's sales have been of custom made products, and the remaining 20% have been of standard or catalog products.

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

HYBRIDS:

Hybrids are compact electronic circuits that contain a selection of passive and active components mounted on printed substrates and encapsulated in appropriate packages. The Company manufactures thick film hybrids, which generally contain discrete semiconductor chips, integrated circuits, chip capacitors and thick film or thin film resistors. Most of the hybrids are of the high power type, and are custom manufactured for military and aerospace systems. Some of the Company's hybrids include high power voltage regulators, power amplifiers, power drivers, boosters, and controllers.

Through February 28, 1998, the Company had expended approximately $ 2,000,000 toward a program to become certified and qualified under MIL-STD-1772 (now MIL-PRF-38534), the standards promulgated by the Defense Electronic Supply Center ("DESC"). These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-STD-1772 (now MIL-PRF-38534) requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-STD-1772 (now MIL-PRF-38534) establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assure that these types of devices will be manufactured under conditions, which have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DESC (Defense Electronics Supply Center). A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan.

In addition, obtaining and maintaining military certifications and qualifications is desirable because it enables a manufacturer to satisfy many of the requirements for registration under the ISO 9001 International Quality Program. The ISO 9001 Program is a series of quality Management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. Several European prime contractors have advised the Company that a prerequisite to future sales by the Company to such contractors might be the key to the Company's obtaining ISO 9001 registration. However, to date, the Company has not encountered such a requirement. Based on the fact that 90% of the Company's products are made to print in accordance with customer specifications and in accordance with MIL-PRF-19500, MIL-PRF-38534 and MIL-PRF-883, which are stricter requirements than ISO 9001, it is Management's opinion that the possibility that such a requirement will bar the Company from performing or competing is highly unlikely. Additionally, domestic customers including the United States Department of Defense and certain leading private sector firms (e.g., DuPont, 3M and AT&T) have also adopted ISO 9001 allowing their suppliers to comply with ISO 9001 as an alternative to military qualification. The Company initiated the necessary Program to obtain ISO 9001 qualification within the next year. The Company seeks such certifications, as Management believes that such certification might avail to it additional business opportunities not currently available to it.

The Company achieved MIL-STD-1772 (now MIL-PRF-38534) certification in October 1990 and renewed in June 1993, April 1995, and October 1997. In 1995, the Company received written notification that it has received MIL-STD-1772 (now MIL-PRF-38534) qualification. MIL-STD-1772 (now MIL-PRF-38534) qualification should continue to improve the Company's business posture by increasing product marketability. MIL-PRF-38534 replaced MIL-STD-1772. The Company is also qualified to deliver products under MIL-PRF-19500. Presently, the Company is undergoing the necessary training and updating of its procedures and systems which will allow it to obtain ISO 9001 certification.

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

Each new design is first produced on a CAD/CAE computer system. The design layout is then reduced to the desired microsize, and transferred to silicon wafers in a series of steps which include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device, single diode, or a single transistor. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using eutectic, soft solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, copper, nickel or other metals utilizing outside vendors to perform the plating operation.

In the case of hybrids, design engineers formulate the circuit and layout designs. Ceramic substrates are then printed with gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips and capacitor chips are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins. The Company manufactures some of the hybrid packages.

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

MANUFACTURING RISKS

The Company's manufacturing processes are highly complex, require advanced and costly equipment, and are continuously being modified in an effort to improve yields and product performance. Minute impurities or other difficulties in the manufacturing process can lower yields. There can be no assurance that the Company will not experience manufacturing difficulties in the future.

TECHNOLOGY CHANGE RISKS

The market for the Company's products is characterized by slowly changing technology, evolving industry standards, changes in customer requirements, moderate product obsolescense, and infrequent new product introductions. The Company's continued viability will depend, in part, upon its ability to maintain and develop competitive packaging technologies, to continue to develop and introduce new products in a timely and cost-effective manner that satisfy its customers' changing industry requirements, and to successfully market its new products and technologies. In light of the fact that many of the Company's competitors have substantially greater resources than the Company and that the Company has spent little on research and development in recent years, the Company will be challenged in doing the foregoing. The failure of the Company to do the foregoing might have an adverse effect on the Company.

PRODUCT LIABILITY

The Company's business exposes it to potential liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. No assurance can be made that the Company's product liability insurance coverage is adequate or that present coverage will continue to be available at acceptable costs, or that a product liability claim would not adversely affect the business or financial condition of the Company.

FINANCIAL INFORMATION ABOUT EXPORT SALES

Specific financial information with respect to the Company's export sales is provided in Note 12 to the Consolidated Financial Statements.

MARKETING AND CUSTOMERS

The Company's products are sold throughout the United States and abroad primarily through a network of manufacturers' representatives and distributors. The Company is represented (i) in the United States by 7 representative organizations which operate out of 11 different locations with 26 sales people and 2 stocking distributor organizations which operate out of 40 locations with 300 sales people and (ii) in the international market by 4 representative organizations in 4 countries with 15 sales people. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

On February 28, 1998, the Company had approximately 280 active customer accounts. During the year ended February 28, 1998, Raytheon (which includes, by way of acquisition, Hughes, E-Systems, and T.I.) accounted for approximately 40% of net sales. No other company accounted for more than 10% of net sales during the last fiscal year. Approximately 6 of the Company's customers accounted for approximately 62% of the Company's sales during the fiscal year ended February 28, 1998. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of customers will continue to decline in number, not necessarily in the level of business. The Company expects this type of customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business of the Company.

During the fiscal year ended February 28, 1998 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company's sales have been and may continue to be adversely impacted by reduced Congressional appropriations and changes in national defense policies and priorities. Notwithstanding such reduced Congressional appropriations and a significant decline in sales in recent years, the Company had a 17% decrease in bookings during the fiscal year ended February 28, 1998 as compared to the previous year. All of the Company's contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Western Europe and Israel, accounted for approximately 8% of the Company's net sales during the year ended February 28, 1998 and 5% during the year ended February 28, 1997. This improvement is a result of an increase in military spending in Western Europe and Israel. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. The Company is considering a variety of actions to attempt to increase sales in the overseas market, especially in the Far East.

BACKLOG

The Company's order backlog, which consists of semiconductor and hybrid related open and pending orders scheduled for delivery primarily within 12 months, was approximately $5,256,000 at February 28, 1998, compared to $5,700,000 as of February 28, 1997. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its entire open order backlog will be filled by February 28, 1999. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers, the delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, the rate of booking new orders can vary significantly from month to month, and the possibility of customer changes in delivery schedules or cancellations of orders. Also, delivery times of new or non-standard products are effected by the availability of raw material, scheduling factors, manufacturing considerations and customer delivery requirements.

A portion of the Company's sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities. All of the Company's contracts with prime U.S. Government contractors contain customary provisions permitting termination at any time at the convenience of the U.S. Government or the prime contractors upon payment to the Company for costs incurred plus a reasonable profit. Certain contracts are also subject to price re-negotiation in accordance with U.S. Government sole source procurement provisions. None of the Company's contracts has been terminated for cause or for the convenience of the U.S. government or prime contractors, or had the prices so renegotiated.

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations and delays in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any succeeding period. See "Management's Discussions and Analysis of Financial Conditions" and "Result of Operations" for a discussion of decreased bookings for the year ended February 28, 1998 as compared to the previous year.

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

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes, and foreign competition. The Company believes that it is well regarded by its customers in the segments of the market, where competition is dependent less on price and more on product reliability and performance. The Company believes, however, that to the extent its business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, because of the decline in military orders, the number of competitors in some markets has been declining in some marketplaces, affording the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to price erosion and foreign competition. The Company has numerous competitors across all of its product lines. None of the Company's direct competitors depend on the sale of an identical component mix as their principal source of income. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company's products. A few such major competitors, (e.g., Motorola), have elected to withdraw from the military market altogether. The Company competes principally on the basis of product quality, turn-around time and price. The Company believes that competition for sales of products that will ultimately be sold to the United States Government has intensified and will continue to intensify as United States defense spending continues to decrease and the Department of Defense's pushes implementation of its decision in the Summer of 1995 to purchase high-end commercial product in lieu of Mil-Spec components. The Company believes that its primary competitive advantage is its ability to produce high quality products as a result of its years of experience, its sophisticated technologies, and its experienced staff. The Company believes that its ability to produce highly reliable custom hybrids in a short period of time will give it a strategic advantage in attempting to penetrate high-end commercial markets and in selling military products complementary with those currently sold, as doing so would enable the Company to produce products early in design and development cycles. One of the Company's competitive disadvantages has been its history of delivery delays, due primarily to industry-wide tight supply of silicon wafers, semiconductor die, and packages. For the year ended February 28, 1998, the Company's on-time delivery record was 75% as compared with 81% for the year ending in February 28, 1997. The Company believes that it will be able to improve its capability to respond quickly to customer needs and deliver products on time, and that this will prove to be a competitive advantage of the Company.

EMPLOYEES

At February 28, 1998, the Company had 116 employees (as compared to 105 at February 28, 1997) of whom 74 are engaged in production activities, 7 in sales and marketing, 7 in executive and administrative capacities and 28 in technical and support activities.

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

GOVERNMENT APPROVALS

The Company received Department of Defense's DESC (Defense Electronic Supply Center) approval to supply its product in accordance with -MIL-PRF-19500, - MIL-SPD- 883, and MIL-PRF--38534 (formerly MIL-SPD-1772)

RESEARCH AND DEVELOPMENT

During recent years, the Company has not spent significant funds on research and development.

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

ENVIRONMENTAL REGULATION

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state, and local laws and, therefore, is subject to regulations related to their use, storage, discharge, and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statues have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be materially adversely affected by current or future environmental laws or regulations.

ENVIRONMENTAL COMPLIANCE

The Order of Confirmation (the "Confirmation Order") approving the Company's Amended Plan of Reorganization with First Modification (the "Plan) was issued by the Bankruptcy Court on August 19, 1993 (the "Confirmation Date"), and provided a plan for future remediation of the two properties of the Company. One property is Lot 1 (the north parcel) of the property at 1177 Blue Heron Road in the City of Riviera Beach, and the second is its former Port Salerno facility, S.E. Cove Road, Port Salerno, Martin County, Florida.

Contemporaneously with the confirmation Order, the Company and the State of Florida Department of Environmental Protection (the "DEP") entered into a Stipulation for entry of a Consent Final Judgement in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida. The Consent Final Judgement, entered by the Court on October 21, 1993, provides that the Company shall: (a) reimburse the DEP $200,000 for providing main and lateral water line extensions and property hookups to serve eight off-site properties presently impacted by the groundwater contamination emanating from the Port Salerno Site (paid as an administrative expense in accordance with the Confirmation Order); (b) remediate site soils and groundwater at and emanating from the Port Salerno site; (c) address residual soil contamination and a limited, defined "hot spot" in the groundwater at and near the north end of the Riviera Beach property; and (d) pay a final judgment of $102,860.57 to be paid to the DEP pursuant to the Plan in the manner and to the extent of the Company's payment of other unsecured creditor claims.

Pursuant to the Confirmation Order, all existing security interests on these two properties, except real estate taxes, were removed. The properties were appraised by an MAI appraiser, as if uncontaminated, at $1,950,000 for Riviera Beach and $1,650,000 for Port Salerno. Under the Plan and the Consent Final Judgement, the Company will sell or lease the two properties and utilize the proceeds derived therefrom, together with certain insurance proceeds, to remediate both sites. All such proceeds will be placed in escrow for that purpose. Any excess funds after all escrow obligations are satisfied will belong to the Company.

To facilitate the prompt sale or leasing of these properties, the DEP has provided protection in the Consent Final Judgment to a tenant or purchaser of the properties, limiting liability to the DEP solely to future discharges during its ownership or occupancy.

The Company's consultant has estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the Riviera Beach property if performed pursuant to the Consent Final Judgement. The remediation could cost more; particularly if further offsite wells become contaminated at Port Salerno and the affected properties must be supplied public water by further extension of the water lines. All residents who could be potentially affected by further groundwater plume movement at Port Salerno were notified of the pendency of the bankruptcy and that claims could be filed. The claims filed, except as set forth below, have been settled.

The Company received a claim by an estate-owned property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to its property and that the company is prepared to settle for the sum of $10,000, to be paid as other unsecured credit claims are being paid. This offer was rejected. The claim is unresolved and is currently dormant.

The Company's position has been that further off-site exposure to third party property owners at Port Salerno is limited by its Chapter 11 proceeding solely to its obligation for extension of public water lines to the affected property. It cannot now be estimated whether some future extension may be required, but the contaminated groundwater appears to move solwly and any remediation contractor will utilize off-site recovery wells to contain its further movement.

The City of Riviera Beach previously settled its claim with the Company for cleanup of contamination of its wellfield, except for the "hot spot" to be addressed by the Company as required by the Consent Final Judgment. The unpaid balance of the settlement amount with the City was approved in the Confirmation Order, to be paid as and to the extent provided for other unsecured creditors. After notice, no other claims were filed in the bankruptcy proceeding related to offsite groundwater contamination at the Riviera Beach site, and potential claims may have been extinguished thereby.

If funds to clean the sites were not available within 24 months of entry of the Consent Final Judgment, the Company, beginning in October 1995, was to make periodic payments into the escrow to clean both sites based on the following schedule:

1.       Commencing on the 25th month, $5,000 per month, and
2.       Commencing on the 37th month, $7,500 per month, and
3.       Commencing on the 49th month, $10,000 per month.
4. This periodic funding will be suspended when funds available in escrow reach 125% of the estimated costs to complete remediation.

The Company is not required to pay additional funds in excess of the schedule set forth above, except that if funds are not available in the escrow for that purpose, the Company must independently fund any further extension of public water supply lines in the vicinity of the Port Salerno site. The Consent Final Judgment requires providing any such extension within a reasonable time. The prior payment to the state has extended the large water main to provide service to the area. The further extension would be for lateral extensions and individual property hookups.

During the period of October 1995 and October 1996, the Company advised the DEP that it could pay only $1,000 per month into escrow, rather than the $5,000 specified in the Consent Final Judgment. Since then, the Company has paid $1,000 per month in the escrow for its two properties, the total escrow amounts for the properties as of February 28, 1998 totaling $30,000. The DEP has acquiesced in this payment level.

Since entry of the Consent Final Judgment, the Company's consultant submitted a plan for further soil assessment at the Riviera Beach facility, received approval thereof and of its Quality Assurance Project Plan, and, after filing an assessment report reporting its data, received DEP approval of the report's conclusion that no further soil remediation is required. After performing the further soil assessment there, the balance of the original escrowed funds of $42,000 were transferred to the Port Salerno escrow account to enable the soil assessment to be performed there. This assessment has now been completed, and the consultant's report of the data collected concludes that no further soil remediation is required. The DEP has now concurred with the report. Until the escrows are replenished as set forth herein, groundwater remediation will be deferred at the two sites.

Following the EPA's placing of the Riviera Beach and Port Salerno sites under a re-evaluation process for possible National Priority Listing ("NPL") under the Superfund program, the Company requested, due to its settlement with the DEP and the entry of the Consent Final Judgment pertaining thereto, that both sites be withdrawn from the re-evaluation process. The DEP had requested the EPA that the Riviera Beach site be assigned a low priority for re-evaluation. The EPA temporarily discontinued the steps necessary to list the sites.

However, during 1997, the EPA revisited the need for site evaluation at both sites and required the Company to sign site access agreements permitting the EPA to perform expanded site assessments at both sites. At a meeting at the DEP in Tallahassee on March 21, 1997, after a lengthy discussion with Company representatives and the representatives of two contract vendees who had recently executed purchase contracts, the DEP and the EPA agreed to defer further evaluations of the sites for at least 90 days to permit due diligence inspections by the prospective purchasers so that the DEP could determine if they would take title, assume full responsibility for cleanup, and provide financial security under their respective contracts.

After lengthy but unsuccessful negotiations regarding a state lead cleanup at Port Salerno by a prospective purchaser willing to post a $1,000,000 bond to secure performance of the cleanup, the prospective purchaser withdrew from its contract and the EPA published notice that it is proposing the Port Salerno site for NPL listing. The EPA has decided it will clean the site using monies from the Superfund. The Company has now entered into negotiations with the EPA to settle EPA's prospective cost claim against it that could arise from the costs the EPA incurs in cleaning the property. There can be no assurance as to the outcome of such negotiations.

The Company has provided full information of its financial condition and has asked that except for the value of the Port Salerno property, it has an inability to pay such claim under the agency's ability to pay guidelines. The Company has offered to sell its property at its market value and after deducting its costs including an agreed $50,000 attorneys fees, 5% broker's fee, back taxes plus interest, and the closing costs, to pay the net proceeds of the sale in discharge of all EPA claims. EPA has offered to enter into a prospective purchaser agreement protecting the purchaser from EPA's cost recovery claim and the regional counsel for the EPA is reviewing the Company's offer with EPA headquarters.

In the event the property is not sold on this basis, the Company may have to await the EPA's completion of its cleanup that is likely to take several years and then negotiate a settlement of the EPA's cost cleanup at the time. It is the Company's position that any cost recovery claims by EPA is barred by the Amended Order of Confirmation in Bankruptcy. Though it has knowledge of DEP's claim in Bankruptcy and that it likewise had a claim, it did not file a claim, deferring to the State DEP to file and resolve the future requirements for remediation.

At Riviera Beach, Honeywell, Inc. is the predecessor owner and operator of the facility during a period when pollution occurred, and it is jointly and severably liable therefor to the EPA. The Company has been informed by Honeywell that it intends to secure a deferral of the EPA's potential listing of the site on the site on the National Priority List by entering into a consent order with the state DEP. Under such consent order, Honeywell will perform the cleanup of the Riviera Beach site. The state DEP is expected to request a deferral by the EPA to the state lead cleanup. It is the Company's position that its exposure to Honeywell for contribution has been cut off by the Bankruptcy Court order since Honeywell's claims were filed and resolved therein.

However, to dispose of the property, the Company needs Honeywell's cooperation and the Company is negotiating to sell the property to a prospective buyer who owns the adjacent back property. The net proceeds that would be derived from the sale, about $250,000, would be paid to Honeywell in exchange for its waiver of any claims for its cleanup activities against the buyer and the Company. There can be no assurance as to the outcome of such negotiations.

In the event Honeywell is unable to secure deferral by the EPA to its proposed site lead cleanup, then the Company may not be able to dispose of the property until the EPA and Honeywell are willing to provide protection against liability to a purchaser.

Whether Honeywell succeeds in obtaining approval to perform the cleanup under the State Consent Order should be clarified over the next few months. In all events, the Company has offered Honeywell site access and is nearing agreement on terms of such access to permit Honeywell to perform the required cleanup without participation by the Company. In all events, the position of the Company is that Honeywell's claim for cleanup and the potential claim of EPA, if asserted against the company, are barred by the Bankruptcy Court Order.

The Company's former facility in Jupiter, Florida (which was sold in 1982) was the subject of a preliminary assessment by the EPA in 1995. The EPA requested site access from the present owner. The Company's environmental legal counsel has been advised that this facility is being remediated by the present owner. The Company is not aware of the status of that remediation and has received no communication from the present owner. For a further description of the Company's environmental issues, refer to "Item 1 - Business - Bankruptcy Proceedings" and to Note 13 of the accompanying Consolidated Financial Statements.

During the fiscal year ended February 28, 1998, the Company has spent approximately $3,000 for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the Old Riviera Beach property. Approximately $1,045,000 has been accrued in the balance sheet as of February 28, 1998. The Company recorded these liabilities as $306,000 short-term liabilities and $739,000 long-term liabilities. These reservations are predicated on cleanup being performed under the existing Consent Final Judgement.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:


         (a) On February 28, 1993, pursuant to a Purchase Agreement, dated October 5, 1992, as amended (the "Vector Purchase Agreement"), the Company transferred to Vector Trading and Holding Corporation ("Vector") (the successor in interest to the Company's former primary lender, First Union National Bank ("First Union")) substantially all of the assets, other than real estate, comprising the Company's Microwave Division and certain related liabilities. Pursuant to the terms of the Vector Purchase Agreement: (i) Vector subleases approximately 30% of the Company's facilities in West Palm Beach, Florida, for a period ending December 31, 2001 at an annual rate that started at approximately $50,000 during the first year and increases to approximately $150,000 in the last four years, with aggregate remaining payments of approximately $712,000 (the "Sublease"); (ii) the Company assigned to Vector insurance proceeds of approximately $5.4 million from National Union Fire Insurance Company stemming from a 1991 fire in the Company's hybrid department; (iii) the Company and Vector entered into mutual non-competition agreements for a period of five years, pursuant to which neither will compete in the United States with respect to the types of products produced by the other as of the date of the Vector Purchase Agreement; (iv) the Company entered into a Shared Services and Equipment Agreement (the "Shared Services Agreement") with Vector, pursuant to which it is estimated that Vector will pay Solitron approximately $55,000 per year for eight years in exchange for, among other things, (a) the Company's allowing Vector to use certain of the Company's equipment, (b) the Company's providing to Vector certain services and (c) Vector's reimbursing or paying the Company (in pro rata quarterly installments through approximately the end of 1998) an aggregate of approximately $210,000 in personal property taxes paid by the Company on the assets transferred to Vector. As of February 1998, Vector had paid approximately $143,000 of these taxes. As of February 28, 1998, Vector has been current with its financial obligations.

         (b) The Company has issued to certain pre-petition creditors that number of shares of Solitron's common stock, par value $.01 per share (the "Common Stock"), equal to 65% (approximately 1,424,504 shares) of the issued and outstanding shares after all issuances contemplated by the Plan of Reorganization (other than the shares issuable pursuant to the exercise of stock options granted to Shevach Saraf, the Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company, as described below). Of this 65%, 40% have been issued to holders of unsecured claims (pro rata) and 25% have been to Vector. On December 15, 1995, the Company and Argo Partners, Inc., an unsecured creditor reached an agreement under which Solitron Devices, Inc. acquired Argo Partners' unsecured debt of $694,834 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the acquisition, Argo Partners received payment of approximately $3,160 from the Company as part of several distributions to unsecured creditors. Thus, Solitron Devices, Inc. recognized in December 1995 an extraordinary gain of approximately $96,877 due to the debt being carried on the books at a discounted amount. Now that the claim of the State of California as an unsecured creditor has been quantified, all shares issuable to the State of California as an unsecured creditor were issued to the State of California in April 1996. The common stock issued to the Vector participants and holders of unsecured claims must be voted by them in accordance with the recommendation of the Company's Board of Directors and, in general, the holders of such Common Stock have agreed pursuant to the Plan of Reorganization to take no action hostile to the Company such as to commence or assist in a proxy contest or tender offer. However, no limitation on the transferability of this Common Stock was imposed pursuant to the terms of the Fourth Amended Disclosure Statement or the Plan of Reorganization. Solitron's pre-petition stockholders retained their issued and outstanding shares of Common Stock which, after the issuance of the remaining shares reserved for issuance under the Plan of Reorganization (other than those shares issuable upon the exercise by Mr. Saraf of certain options), represent 20% (approximately 438,310 shares) of the issued and outstanding Common Stock. Of the remaining 15%, 10% (approximately 219,155 shares) have already been issued to Mr. Saraf, and 5% (approximately 109,577 shares) are reserved for future issuance pursuant to employee stock incentive plans or programs. Additionally, Mr. Saraf has been issued options to purchase an additional 8% of the issued and outstanding Common Stock after giving effect to the foregoing issuance. In January 1998, the Company issued the remainder of the Common Stock issuable pursuant to the Plan of Reorganization to unsecured creditors as its obligations to Ellco have been satisfied in September 1997.

         (c) Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more discussion see Management's Discussion and Analysis). The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000, a level of payment which was maintained until FY1997. Following discussion with the unsecured creditors committee, the Company agreed to increase the level of such payments to approximately $11,000 per quarter starting August 1997. To date, the Company made 13 of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period March 1, 1995 through February 28, 1998 in the aggregate amount of approximately $103,423 of the approximately $558,747 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim (as described below in (j) below) and the Company's acquisition of the unsecured claim of Argo Partners, Inc. (as described below in (o) below), it is presently estimated that there are an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,483,338 (i.e., 35% of $7,095,252) to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company carries its debt to its unsecured creditors as $106,000 in short-term debt and $1,244,000 in long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000. These payments and the aggregate amounts thereof would also increase proportionately in the event of default by the Company in its obligations to Ellco Leasing Corporation ("Ellco"), as described in (e) below.

         (d) In March 1995, the Company entered into negotiations with its unsecured creditors, the IRS, Palm Beach County, Martin County and DEP in order to modify the schedule of payments as prescribed by its Plan of Reorganization. These negotiations continue. There can be no assurance that these negotiations will be successful.

         (e) The Company is required to pay to Ellco $255,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date of the Plan of Reorganization. Approximately $255,000 plus interest of such $255,000 had been paid as of February 28, 1998. Ellco has been granted a security interest in certain of the Company's equipment to secure such obligations. Ellco is required to release its liens on certain of the Company's assets as the above-referenced payments are made. In the event of any default on any of such payments which remains uncured after seven days' notice, Ellco would have a claim as an unsecured creditor in the amount of the deficiency. This deficiency claim might amount to 35% of the original amount due Ellco less payments made to the date of the default and the Company would make monthly payments to Ellco until an aggregate of 35% of the allowed claim was paid to Ellco. Additionally, from the time of default, Ellco would be entitled to receive a pro rata portion of the Profit Participation (as defined in (g) below) payable to unsecured creditors. However, no retroactive payments would be made to Ellco. In the event of such default, however, Ellco would also receive a pro rata share of the Common Stock issuable to unsecured creditors. Approximately 105,000 shares of the Common Stock are held by the Company in trust for Ellco. If no such default occurs, such Common Stock would be issued pro rata to the unsecured creditors. The Company completed making the required payments to Ellco in August of 1997 and received the release from Ellco in late 1997. Thereupon, the Company issued the balance of the stock held in escrow for Ellco to the unsecured creditors in January of 1998.

         (f) The Company received releases of substantially all liens on its assets and properties existing as of the Effective Date. However, in accordance with the Plan of Reorganization, Ellco, Southeast Bank Leasing Company, Greyhound Financial Corporation and Met Life Capital Corporation were granted liens on certain of the Company's equipment and the holders of pre-petition unsecured claims were granted a lien on all of the Company's equipment to secure the payments described in (c) above and in (g) below. As of May 31, 1995, the Company has paid off all its obligations to Southeast Bank Leasing Company, Greyhound Financial Corporation, and MetLife Capital Corporation and the liens held by those entities have been released. As of August 30, 1997, the Company has paid off its entire obligation to Ellco and the lien held by Ellco has been released.

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

         (i) Following the Effective Date and consistent with its agreement with the State of Florida Department of Environmental Protection (the "DEP"), the Company has performed environmental soils assessments and is required to remediate the Old Riviera Beach Facility and the Port Salerno Facility in accordance with the terms of the Consent Final Judgment, entered in October, 1993 (the "Consent Final Judgment"). The foregoing stems from the environmental contamination of these properties. The monies to be utilized to fund these assessments and remediations will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan of Reorganization, unless approved by the DEP, neither the Old Riviera Beach Facility nor the Port Salerno Facility will be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its then appraised value or
(ii) the estimated cost of its remediation. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date: (i) year 1 - $5,000 per month; (ii) year 2- $7,500 per month; (iii) year 3 - $10,000 per month; and
(iv) $10,000 per month thereafter until remediation is completed. The Company negotiated with DEP to modify this payment schedule. As a result, the Company is making payments of $1,000 per month and expects to remain on this payment schedule until the properties are sold. As of February 28, 1998, of the $120,000 due according to the Plan, the Company has deposited $30,000 in the required escrow accounts. Additionally, $42,000 in proceeds from an insurance settlement was released from escrow and has been utilized to investigate the extent to which the soils at the Old Riviera Beach and Port Salerno facilities requires remediation. Following testing, final determination has been made by DEP that the soils at the Old Riviera Beach and Port Salerno facilities need no further remediation. Any excess of such sale and lease proceeds over the cost of assessment and remediation will be returned to the Company following completion of the cleanup of both facilities but no excess is now anticipated. See "Item 2." - Properties" for a description of these facilities. The Company's financial statements reflect liabilities of $1,045,000 relating to the foregoing assessment and remediation obligations. Although the Company's environmental consultants have advised the Company that they believe that this is the best estimate of such liabilities, if cleanups are performed under the Consent Final Judgment, there can be no assurance that the actual cost of remediation will not exceed such amount. In the event that the Company defaults under the Consent Final Judgment, the DEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction. For a more definitive description of environmental matters pertaining to the Old Riviera Beach facility and the Port Salerno facility, please refer to the Consent Final Judgment and the Environmental Compliance Section hereof. If EPA proceeds with cleanups at either site, the total costs cannot be estimated now. See Environmental Compliance Section for further discussion of potential EPA assertions of jurisdiction.

          (j) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,861,000 (which amount is accrued in the consolidated financial statements and this amount includes interest). The Company was required to begin making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is negotiating with Palm Beach County on restructuring the stream of payments. The Company entered into an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The Company is negotiating with Martin County on restructuring the payment schedule. During January 1995, the amount of allowed tax claims payable to the IRS was determined to be $401,000. At February 28, 1998, such amounts, including accrued interest, total $468,000. The Company was expected to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 per quarter beginning in April 1995 and ending in approximately January 2001.

The Company is negotiating with the IRS to restructure these payments. The State of California Franchise Tax Board claim has now been quantified by the Court on November 30, 1995 to be $680,179.35 and it is treated as an unsecured claim. The Company is not making payments to the IRS, Palm Beach County, and Martin County. It is anticipated that the Martin County tax claim will be paid in full with the sale of the Port Salerno property. It is anticipated that a large part of the Palm Beach County Tax claim will be paid with the sale of the Riviera Beach property. The Company has attempted to renegotiate the payment schedule with the IRS and is awaiting their reply. The following table indicates the approximate cumulative status of amounts due under Court Plans as of February 28, 1998:

                                   DUE TO DATE                PAID
                                   -----------                ----

        Martin County*              $ 67,000               $  7,957

        Palm Beach County*          $628,000               $225,605

        IRS                         $252,000               $      -



The pre-petition taxes owed to Palm Beach County arose from three sources: (a) tangible personal property, (b) real property formerly owned by the company, but subsequently transferred to other entities, and (c) real property currently owned by the Company. Following the confirmation of the Company's plan of reorganization, Palm Beach County received funds in partial payment of these tax liabilities. The Company believes that Palm Beach County applied these funds without regard to the purpose for which they were being paid (e.g., payments toward tangible personal property taxes were applied by the County against amounts owed on real property taxes). There exist issues between the Company and the County with regard to the proper application of the subject tax payments for the three categories of property, and until these issues are resolved, the precise amounts owed for tangible personal property taxes and real property taxes for the pre-petition period cannot be stated with certainty.

          (k) Solitron rejected substantially all of its pre-petition executory contracts (including its outstanding stock option agreements except those with Shevach Saraf, Solitron's Chairman of the Board, Chief Executive Officer, President and Treasurer), except for certain contracts with distributors, sales representatives, lessors of equipment, customers, suppliers and the lessor of its West Palm Beach, Florida facility, and the Sublease with Vector, the Shared Services Agreement with Vector and the Employment Agreement with Mr. Saraf.

         (l) All of the members of Solitron's Board of Directors, other than Shevach Saraf, resigned as of January 20, 1996. On August 26, 1996, the Board of Directors of the Company appointed Messrs. Jacob A. Davis, Ph.D., and Joseph Schlig to fill existing vacancies on the Board of Directors.

ITEM 2. PROPERTIES

During fiscal 1993, the Company consolidated all of its manufacturing operations and its corporate headquarters to an existing facility (approximately 70,000 square feet, of which approximately one-third is being subleased to Vector) in West Palm Beach, Florida. The Company has leased the facility for a term ending in 2001. The Company believes that its facilities in West Palm Beach, Florida will be suitable and adequate to meet its requirements for the foreseeable future. Pursuant to the Plan of Reorganization, the Company transferred to First Union its 150,000 square foot facility in Riviera Beach, Florida that, prior to August 30, 1992, housed the Company's executive offices and 137,000 square feet of manufacturing space occupied by the Semiconductor Division (i.e., the New Riviera Beach Facility). Pursuant to the terms of the Plan of Reorganization, the Company granted First Union a non-exclusive perpetual easement on approximately 125 parking spaces at the Old Riviera Beach Facility. First Union has claimed that the Company is required to pay an aggregate of approximately $110,000 in 1993 real property taxes with respect to the New Riviera Beach Facility that arose prior to transfer. First Union filed a motion with the Bankruptcy Court with respect to this issue. Such motion has been denied during fiscal year 1995.

The Company owns a 78,000 square foot facility (the "Old Riviera Beach Facility") within the same complex as the New Riviera Beach Facility. The Company's Old Riviera Beach facility is currently vacant. The Old Riviera Beach Facility is under negotiation for sale as set forth in the Environmental Compliance Section, and another potentially responsible party is planning to clean up the site under a new State Consent Order to avoid a more costly cleanup under EPA supervision.

The Company also owns the Port Salerno Facility, which consists of a 42,000 square foot building and 23 acres of undeveloped land located in Port Salerno, Florida. The EPA has proposed to list this property on the National Priority List for cleanup using monies from its Superfund. EPA is likely to contend that this cleanup renders the Company liable for its response costs. The Company has offered to sell this property if EPA will protect the purchaser from liability for past contamination, which EPA is agreeable to. The Company has proposed that it convey the net proceed of the sale to EPA in full settlement of EPA's potential cost recovery claim. The Company has provided financial information under EPA's "ability to pay" guidelines. EPA is now considering this settlement proposal. It is also reviewing the Company's position that its cost claim was waived by its failure to assert a claim in their Bankruptcy proceed and its deferral to the State DEP, which made the claim for site remediation. The reorganization plans contemplate that the net proceeds of the sale of both contaminated properties be used to remediate the sites. The Company's offer is consistent with this concept embodied in the Plan.

In the event EPA is not prepared to accept the offer at this time, then the cleanup will proceed with Superfund monies. When it is completed, EPA will again negotiate, under its ability to pay, guidelines for recovering of some or all of its costs as indicated by the guidelines and the Company's "ability to pay" at that time.

ITEM 3. LEGAL PROCEEDINGS

Other than the Bankruptcy Proceedings (as described in "Item 1" - Business") and the following matters, the Company is not aware of any other significant legal proceedings to which it is a party.

INTERNAL REVENUE SERVICE TAX CLAIM

The Internal Revenue Service ("IRS") audited the Company's income tax returns for the years 1980-1989. The Company appealed the IRS' original audit results. During January 1995, the tax claim was determined to be $401,000, which is included in the Company's financial statement as an accrual for the entire amount plus interest. At February 28, 1998, such amounts including accrued interest, total $468,000. The IRS' tax claim is subject to payment within six years from January 1995. The Company is negotiating with the IRS to reschedule this stream of payments.

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

The following table sets forth for the periods indicated, high and low bid information of the Common Stock. The prices set forth below reflect inter-dealer prices, without retail markup, markdown, or commission and may no represent actual transactions.

                        FISCAL YEAR ENDED                  FISCAL YEAR ENDED
                        FEBRUARY 28, 1998                  FEBRUARY 28, 1997
                        -----------------                  -----------------

                    HIGH             LOW               HIGH             LOW

First               $0.3125          $0.1562           $0.3125          $0.1562
Second              $0.1562          $0.125            $0.50            $0.125
Third               $0.4688          $0.125            $0.375           $0.125
Fourth              $0.3125          $0.125            $0.42            $0.125

During the period beginning on March 1, 1998 and ending on April 30, 1998, the high and low sales prices of the Common Stock were 0.4688 and 0.1250, respectively.

As of February 28, 1998 and February 28, 1997, there were approximately 4,239 and 4,266 holders of record of the Company's Common Stock, respectively. On February 28, 1998, the last sale price of the Common Stock as reported on the Electronic Bulletin Board was $0.1250 per share.

The company has not paid any dividends since emerging from bankruptcy and the Company does not contemplate declaring dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In January, 1992, as a result of losses and liquidity deficiencies, the Company and its wholly-owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On August 20, 1993, the Bankruptcy Court entered an Order of Confirmation confirming the Company's Plan of Reorganization and on August 30, 1993, the Plan of Reorganization became effective, and the Company emerged from bankruptcy. On July 12, 1996, the Bankruptcy Court officially closed the case.

The following table is included solely for use in comparative analysis of income
(loss) before extraordinary items to complement management's discussion and analysis.

                                                                   (Dollars in Thousands)
                                                                   Year Ended February 28
                                                                  1998             1997

Net Sales                                                     $ 7,860            $ 7,159
Cost of sales                                                   5,930              5,581
Gross profit                                                    1,930              1,578
Selling, general and administrative expenses                    1,447              1,110
Operating income                                                  483                468
Chapter 11 administrative expenses and fresh start adjustments    (81)                (4)
Gain on disposal of assets                                          -                  7
Interest expense                                                  (90)              (145)
Interest expense on unsecured creditors claims                   (148)              (162)
Write down of non-operating  facilities  and related expenses     (45)               (43)
Interest income                                                    28                 17
Other, net                                                         47                  1
Net income                                                    $   194            $   139


Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, technological, competitive, governmental procurement, regulatory, strategies, available financing, and other factors discussed elsewhere in this report and the documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

LIQUIDITY AND CAPITAL RESOURCES

During the last several fiscal years, the Company has generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on our products, significant expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 28, 1998 and February 28, 1997, the Company recorded net income from operations of $194,000 and $139,000 respectively.

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

The Company has incurred a small gain from ongoing operations of approximately $483,000 for the fiscal year ended February 28, 1998 and has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations.

The Company has projected that it will continue to be able to generate sufficient funds to support its ongoing operations. However, the Company must be able to renegotiate its required payments to unsecured creditors, the IRS, the DEP and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company is currently in negotiations with the unsecured creditors, the IRS, the DEP, and other taxing authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to be able to enter into a factoring arrangement or to develop other financing facilities to improve cash flow should the need arise. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, DEP or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

At February 28, 1998 and February 28, 1997 respectively, the Company had cash and cash equivalents of $650,000 and $537,000. The principal cash change was due to managing disbursements and permitting the liabilities to rise.

At February 28, 1998, the Company had working capital of $1,168,000 as compared with a working capital at February 28, 1997 of $1,027,000. The increase was due primarily to an increase in cash and inventory caused principally by forward purchasing of materials in order to support on-time customer requirements and offset in part by a major shift of long term obligations to current and due to managing disbursements and permitting the liabilities to rise.

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more discussion see Management's Discussion and Analysis). The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000. Following discussion with the Company's unsecured creditor, the Company started to make quarterly payments of $11,000 in August 1997. The Company made 13 of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period March 1, 1995 through February 28, 1998 in the aggregate amount of approximately $103,422 of the approximately $807,079 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim and the Company's acquisition of the unsecured claim of Argo Partners, Inc., it is presently estimated that there are an aggregate of approximately $7,095,252 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,483,338 (i.e., 35% of $7,095,252) to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company carries its debt to its unsecured creditors as $106,000 in short-term debt and $1,244,000 as long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000.

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

EPA has now proposed the Port Salerno site for NPL listing and has advised the Company that it intends to remediate the site using funds from the Superfund. The Company has offered to settle EPA's potential cost cleanup by selling the property and providing the net proceeds to EPA, an offer now being considered by EPA. It is the position of the Company that any cost claim by EPA is barred by its failure to assert a claim in the Bankruptcy Proceeding therefor, even though it knew of its potential claim and of the proceeding. See further detailed discussion under Properties and Environmental Compliance sections.

The Company's former facility in Jupiter, Florida (which was sold in 1982) has been the subject of a preliminary assessment by the EPA during calendar year 1995. The EPA has requested site access from the current owner. The Company's environmental legal counsel has been advised that this property's contamination is being addressed by the owner, who is in the process of selling this property. No claim has been received by the Company.

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno Facility and the Old Riviera Beach Facility. The costs of these assessments and remediations, estimated at $1,045,000, will be payable from the proceeds of the sale or lease of these properties. The Company is required to escrow the following amounts on a monthly basis beginning on the 25-month anniversary of the Effective Date of the Plan of Reorganization to ensure the remediation of these properties in the event the properties are not sold or leased: (i) year 1 - $60,000; (ii) year 2 - $90,000; (iii) year 3 - $120,000;
and (iv) $120,000 per year thereafter until remediation is completed. Any excess of such sale and lease proceeds and such escrows over the cost of assessment and remediation will be returned to the Company. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and Old Riviera Beach facilities. DEP has concurred that no further soil remediation is required at either property. For details see the Company's Plan of Reorganization and Consent Final Judgment with the Department of Environmental Protection. The Company has renegotiated with DEP the terms of the cash payments into the aforementioned escrow account and DEP has accepted a reduced level of $1,000 per month. As of February 28, 1998, of the $120,000 due in accordance with the Plan, the Company deposited $30,000 into the escrow account. For further discussion of environmental liabilities see "Environmental Compliance" and "Properties" sections.

The Company was required to pay an equipment lessor (Ellco) $255,000 plus interest at six percent per annum in monthly payments over a four-year period beginning on the Effective Date for equipment leased by the Company and ended August 1997. These monthly payments escalated from $3,500 to $6,000 during such four-year term. As of November 30, 1997, the Company had paid Ellco $255,000 plus interest, meeting all of its then current obligations to Ellco. On November 24, 1997, Ellco provided the Company with a release of its security interest (UCC-3 was being filed with the Florida Secretary of State). Thus, Ellco no longer has a security interest in the assets of Solitron Devices, Inc, and does not have an allowed unsecured claim. As a result of the aforementioned, the balance of stock held in escrow for Ellco was issued to the unsecured creditors in January of 1998.

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

The Company has satisfied all of the allowed administrative claims and allowed wage claims under the Plan of Reorganization. The Company is required to pay allowed tax claims (to the Internal Revenue Service, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,810,000 (which amount is accrued in the accompanying financial statements including interest). The Company is required to make quarterly payments of allowed tax claims to Palm Beach County according to the following schedules: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is required to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. At February 28, 1998, such amounts include accrued interest totaling $468,000. The Company is required to make payments of allowed tax claims to the IRS of no more than approximately $21,000 per quarter beginning in approximately April 1995 and ending approximately January 2001. The Company is now negotiating with the IRS, Palm Beach County, and Martin County to modify these payment plans.

The following table indicates the approximate cumulative status of amounts due under Court Plans a of February 28, 1998:

                                            DUE TO DATE                   PAID
                                            -----------                   ----

         Martin County*                     $  64,000                $    7,957

         Palm Beach County*                 $ 870,000                $  296,230

         IRS                                $ 252,000                $        -


Based upon (i) Management's best information as to current national defense priorities, future defense programs, as well as Management's expectations as to future defense spending; (ii) the market trends signaling a slowdown and soft level of booking and a renewed price erosion, and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that its operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, based on these factors and at the current bookings, prices, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that, if the volume and prices of product sales continues as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In addition, the Company is pursuing additional sources of financing. There is no assurance that financing will be available in amounts or upon terms satisfactory to the Company. Further, in appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 1998, the Company's net bookings were $7,160,000 in new orders as compared with $8,640,000 for the year ended February 28, 1997, a decrease of 17%. This decrease includes an approximate 25% decrease in the average sales price per unit, which indicates that the Company would have had to ship 25% more units to achieve the same level of revenues. The price decrease was a direct result of competitive market conditions and a shift in mix of products shipped. A 17% decrease in order intake for 1997 and 1998, and a 9.8% increase in shipments for 1997 and 1998 compared to the prior year resulted in orders received being lower than shipments by approximately $700,000. Thus the Company's backlog decreased to $5,323,000 at February 28, 1998 as compared with $5,800,000 as of February 28, 1997, an 8.2% decrease.

FUTURE PLANS

Due to the Company's current liquidity problems, the Company plans to (a) continue improving operating efficiencies; (b) further reduce overhead expenses;
(c) develop off-shore manufacturing capability utilizing strategic partners and/or sub-contractors; (d) develop alternative lower cost packaging technologies. Also, the Company intends to identify lower cost base assembly partners in the Pacific region, thus enhancing the Company's competitive position while reducing costs.




* For the years since Bankruptcy, additional taxes have become delinquent with Martin and Palm Beach Counties in the following amounts respectively - $16,000 and $328,000.

The Company also plans to continue its efforts in selling privately labeled commercial semiconductors and to develop offshore assembly or sub-assembly whether as under contract or strategic alliance arrangements. If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods. The Company may seek to generate such funding through either equity or debt financing. The Company has not made any commitments for any such financing or strategic alliance and there can be no assurance that the Company will be able to consummate any such arrangements should it seek to do so.

INFLATION

The rate of inflation has not had a material effect on the Company's revenues and costs and expenses, and it is not anticipated that inflation will have a material effect on the Company in the near future.

YEAR 2000

The Company is now assessing the potential impact of the Year 2000, which concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the Year 2000 and beyond. The Company is currently evaluating the expected cost to be incurred in connection with the Year 2000. Additionally, suppliers and other third parties exchange electronic information with the Company. The Company does not have any information concerning the compliance status of its suppliers or such other third parties. However, because third party failures could have a material impact on the Company's ability to conduct business, confirmations are being requested from its suppliers to certify that plans are being developed to address Year 2000 issues.

RESULTS OF OPERATIONS
1998 VS. 1997

Net sales for the fiscal year ended February 28, 1998 increased by 9.8% to $7,860,000 versus $7,159,000 during the fiscal year ended February 28, 1997. Such increase was primarily attributable to strong backlog and the ability to ship more. Bookings were lower than sales by 8.9%, thus the backlog decreased from $5,700,000 as of February 28, 1997 to $5,323,000 as of February 28, 1998.

During the year ending February 28, 1998, the Company shipped 2,234,193 units as compared with 1,545,617 units shipped during the year ending February 28, 1997. It should be noted that since the Company manufacturers a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company has experienced a decrease in the level of booking of 17% for the year ended February 28, 1998 as compared to the previous year principally as a direct result of the reduction in defense spending, lower demand for the product, and lower average sales price of products sold.

During the year ending February 28, 1998, the Company's gross margins were 24.56% as compared to 22% for the year ending February 28, 1997. Such an increase was primarily due to a broad base decrease of cost of goods sold.

During the year ending February 28, 1998, selling, general and administrative based expenses as a percentage of sales were 18.4% as compared with 15.5% for the year ending February 28, 1997. Selling, General and Administrative expenses increased 30.4% to $1,447,000 for the fiscal year ended February 28, 1998 from $1,110,000 for the fiscal year ended February 28, 1997. Such increase was due primarily to higher salaries, higher commission rates, and bonus awards.

Total interest expense decreased from $326,000 for the fiscal year ended February 28, 1997 to $238,000 for the fiscal year ended February 28, 1998 primarily due to lower interest being accrued for pre-bankruptcy property taxes.

ITEM 7. FINANCIAL STATEMENTS

    Index to Consolidated Financial Statements

                                                                            PAGE
                                                                            ----

         Report of Independent Certified Public Accountants                   24

         Consolidated Balance Sheet as of February 28, 1998                   25

         Consolidated Statements of Operations
         for the years ended February 28, 1998 and February 28, 1997          26

         Consolidated Statements of Stockholders'
         Equity for the years ended February 28, 1998
         and February 28, 1997                                                27

         Consolidated Statements of Cash Flows for the years
         ended February 28,1998 and  February 28, 1997                        28

         Notes to Consolidated Financial Statements                        29-41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Solitron Devices, Inc.:

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and subsidiaries as of February 28, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solitron Devices, Inc. and Subsidiaries as of February 28, 1998 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.

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



Millward & Co.  CPAs
Fort Lauderdale, Florida
May 26, 1998

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 1998



ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                     $     650,000
      Accounts receivable, less allowance for doubtful accounts of  $34,000             1,097,000
      Inventories                                                                       2,493,000
      Prepaid expenses and other current assets                                           119,000
      Due from Vector                                                                      69,000
                                                                                    -------------
         Total current assets                                                       $   4,428,000

PROPERTY, PLANT AND EQUIPMENT, net                                                        570,000
NON-OPERATING PLANT FACILITIES                                                          1,745,000
OTHER ASSETS                                                                               92,000
                                                                                    -------------
                                                                                    $   6,835,000

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Current maturates of long-term debt                                           $       7,000
      Current portion of accrued environmental expenses                                   306,000
      Accounts payable-Post-petition                                                      347,000
      Accounts payable-Pre-petition, current portion                                      106,000
      Accrued expenses                                                                  2,459,000
      Accrued Chapter 11 administrative expense                                            35,000
                                                                                    -------------
             Total current liabilities                                              $   3,260,000

LONG-TERM DEBT, less current maturities                                                    14,000
OTHER LONG-TERM LIABILITIES, net of current portion                                     2,595,000
                                                                                    -------------
TOTAL LIABILITIES                                                                   $   5,869,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized 500,000 shares,  0 shares issued
         and outstanding                                                                        -
      Common stock, $.01 par value, authorized 10,000,000 shares,
         2,034,013 shares issued and outstanding                                           20,000
      Additional paid-in capital                                                        2,618,000
      Accumulated deficit                                                              (1,672,000)
                                                                                    -------------
             Total stockholders' equity                                                   966,000
                                                                                    -------------
                                                                                    $   6,835,000
                                                                                    =============


The accompanying motes to consolidated financial statements are an integral part of these statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR       FOR THE YEAR
                                                                  ENDED               ENDED
                                                               FEBRUARY 28,       FEBRUARY 28,
                                                                  1998                1997
                                                                  ----                ----

Net sales                                                      $ 7,860,000         $ 7,159,000
Cost of sales                                                    5,930,000           5,581,000
                                                                 ---------           ---------
Gross profit                                                     1,930,000           1,578,000
Selling, general and administrative expenses                     1,447,000            1,110,00
                                                                 ---------           ---------
Operating income                                                   483,000             468,000

Other income (expense):

      Writedown of non-operating facilities
            and related expenses                                  $(45,000)            (43,000)
      Interest expense                                             (90,000)           (169,000)
      Interest expense on unsecured creditors claim               (148,000)           (162,000)
      Interest income                                               28,000              17,000
      Other, net                                                   (34,000)             28,000
                                                                  --------           ---------
Other income (expense), net                                       (289,000)           (329,000)
                                                                  --------           ---------


         Net income                                              $ 194,000           $ 139,000
                                                                 =========           =========

INCOME (LOSS) PER SHARE OF COMMON STOCK:

Basic Net Income Per Share                                             .09                 .07
                                                                       ===                 ===
Diluted Net Income Per Share                                           .09                 .07
                                                                       ===                 ===
Weighted average number of common shares                         2,248,000           2,138,000
                                                                 =========           =========
Weighted Average Common and Common
  Equivalent Shares Outstanding                                  2,248,000           2,138,000
                                                                 =========           =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    For The Years Ended February 28, 1998 and
                                February 28, 1997

                                          COMMON STOCK
                                 ---------------------------      ADDITIONAL        RETAINED
                                  NUMBER OF                        PAID-IN          EARNINGS
                                   SHARES            AMOUNT        CAPITAL          (DEFICIT)            TOTAL
                                   ------            ------        -------          ---------            -----

Balance, February 29, 1996        1,880,000        $ 19,000      $ 2,619,000      ($ 2,005,000)      $  633,000

Issuance of shares of

Common stock Pursuant

To the Plan of Reorganization        97,000           1,000           (1,000)                -                -

Net Income                                -               -                -           139,000          139,000
                                  ---------       ---------      -----------      ------------       ----------
Balance, February 28, 1997        1,977,000       $  20,000      $ 2,618,000      ($ 1,866,000)      $  772,000

Issuance of shares of

Common Stock Pursuant

To the Plan of Reorganization        57,000               -                -                 -                -

Net Income                                -               -                -           194,000          194,000
                                  ---------       ---------      -----------      ------------       ----------

Balance, February 28, 1998        2,034,000       $  20,000      $ 2,618,000      ($ 1,672,000)       $ 966,000
                                  =========       =========      ===========      ============        =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE YEAR           FOR THE YEAR
                                                             ENDED                  ENDED
                                                          FEBRUARY 28,           FEBRUARY 28,
                                                              1998                   1997
                                                          ------------           ------------
Cash flows from operating activities:
    Net income                                             $ 194,000               $ 139,000
                                                           ---------               ---------
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                              219,000                 219,000
  Provision for doubtful accounts                                -0-                   7,000
Decrease (increase) in:
    Accounts receivable                                        8,000                (218,000)
    Inventories                                             (405,000)                 (9,000)
    Prepaid expenses and other  current assets               (17,000)                  1,000
    Due from Vector                                           67,000                  57,000
    Other assets                                              (6,000)                 (3,000)
  Increase (decrease) in:
    Accounts payable                                        (165,000)                (68,000)
    Accounts payable-pre-petition                             11,000                  (7,000)
    Accrued expenses                                         537,000                 739,000
    Accrued Chapter 11 expenses                               (3,000)                (23,000)
    Accrued environmental expenses                           108,000                 138,000
    Other long-term liabilities                             (262,000)               (634,000)
                                                           ---------               ---------
    Total adjustments                                         92,000                 199,000
                                                              ------                 -------
Net cash provided by  operating
   activities                                              $ 286,000               $ 338,000
                                                           ---------               ---------

Cash flows from investing activities:

  Proceeds from disposal of assets                                 -                  61,000
  Purchase of debt from Argo Partners                              -                 (40,000)
  Additions to property, plant and equipment                (114,000)               (121,000)
                                                            --------                --------
  Net cash used in investing activities                     (114,000)               (121,000)
                                                            --------                --------
  Payments on capitalized lease obligations                  (59,000)                (89,000)
                                                             -------                 -------
  Net cash used in financing activities                      (59,000)                (73,000)
                                                             -------                 -------
Net increase (decrease) in cash                              113,000                 173,000
Cash and cash equivalents at beginning of period             537,000                 364,000
                                                             -------                 -------
Cash and cash equivalents at end of period                 $ 650,000               $ 537,000
                                                           ---------               ---------
Supplemental cash flow disclosures:
    Interest paid                                          $  90,000                $169,000
                                                           ---------                --------
     Income taxes paid                                     $       -                $      -
                                                           ---------                --------

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

CASH AND CASH EQUIVALENTS:
The Company considers all investments with a maturity of three months or less at the date of purchase to be cash equivalents for purposes of its statements of cash flows. As of February 28, 1998 the Company did not have any cash equivalents.

INVENTORIES:
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from two to eight years.

Assets acquired under capital lease arrangements have been recorded at the present value of the future minimum lease payments and are being amortized on a straight-line basis over the estimated useful life of the asset or the lease term, whichever is shorter. Amortization of this equipment is included in depreciation and amortization expense.

NON-OPERATING PLANT FACILITIES:
Facilities that are no longer being utilized for operations are being carried at estimated fair values as non current assets. The facilities are not being depreciated.

CONCENTRATIONS OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account. With respect to the trade receivables, most of the Company's products are custom made pursuant to the contracts whose end products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations.

REVENUE RECOGNITION:
Revenue is recognized upon delivery; however, the Company may receive payment of some contracts in advance. When received, these amounts are deferred and are recognized as revenue in the period in which the related products or services are delivered.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

1.       Summary of Significant Accounting Policies (continued)

COMPUTATION OF NET INCOME PER SHARE
In 1997, The Financial Accounting standards Board issued SFAS No. 128. Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the SFAS No. 128 requirements.

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

NEW ACCOUNTING PRONOUNCEMENTS
SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management believes that this statement will have no impact on the Company's consolidated financial position and results of operations.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public companies report selected information about operating segments. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations but may have an effect on disclosure of such.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2.       Going Concern and Petition in Bankruptcy:

GOING CONCERN
The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations. The Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the Department of Environmental Protection ("DEP"), the Internal Revenue Service ("IRS") and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company is currently in negotiations with its former unsecured creditors, the DEP, the IRS and other taxing authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to be able to enter into a factoring arrangement or to develop other financing facilities to provide additional funding. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations over the next year.

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

          (a) The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent of their pre-petition claims starting May 31, 1995. At February 28, 1998, there are approximately $7,100,000 of allowed unsecured claims, and accordingly, the Company is currently scheduled to pay approximately $2,485,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 28, 1998, the present value of this amount, $1,349,000, is accrued as a pre-petition liability (Note 8) with imputed interest recognized in the Statement of Operations.

          (b) The Company was required to pay an equipment lessor (Ellco) $255,000 plus interest at 6% per annum in monthly payments over a four-year period beginning on the Effective Date. As of February 28, 1998, the Company has repaid the outstanding balance owed to Ellco and received a release thereon. Thereupon, the Company issued the balance of the stock held in escrow for Ellco to the unsecured creditors in January of 1998.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2.       Going Concern and Petition in Bankruptcy (continued):

          (c) Beginning on the later of (i) the payment of all administrative claims and all unsecured claims, but not later than 18 months after the Effective Date and (ii) the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector, 5% of its net after tax income until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector. The targets have not been reached and no amounts have been accrued.

         (d) The Company is required to remediate its non-operating facilities located in Port Salerno and Riviera Beach, Florida. The monies to be utilized to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan, unless otherwise approved by the "DEP", neither the Riviera Beach Facility nor the Port Salerno Facility will be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its appraised value or (ii) the estimated cost of its remediation. Further, pursuant to the Plan, a purchaser of either of these facilities would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995:
(i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company is negotiating with the DEP to modify the payment schedule and while negotiations are under way, the Company is making payments at the rate of $1,000 per month. As of February 28, 1998, the Company deposited $30,000 into the escrow accounts. (Note 12).

The City of Riviera Beach previously settled its claim with the Company for cleanup of contamination of its wellfield, except for the "hot spot" to be addressed by the company as required by the Consent Final Judgment. The unpaid balance of the settlement amount with the City was approved in the Confirmation Order, to be paid as and to the extent provided for other unsecured creditors. After notice, no other claims were filed in the bankruptcy proceeding related to offsite groundwater contamination at the Riviera Beach site, and potential claims may have been extinguished thereby.

Pending attempts to sell these properties, the Company is depositing $1,000 a month into escrow accounts established by the Consent Final Judgment that implements the Plan of Reorganization for these properties. For further discussion of these contaminated properties, see "Environmental Compliance" herein.

         (e) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,800,000 (which amount is included in the accompanying consolidated financial statements (Note 8), including interest). The Company was required to start making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. For additional discussion about payment of property taxes to Palm Beach County see "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is negotiating with Palm Beach County to reschedule these payments. The Company has an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in October 1994. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. The Company was expected to make quarterly payments of allowed tax claims to the IRS of no more than approximately $21,000 for per quarter beginning in approximately April 1995 and ending in approximately January 2001. The Company is negotiating with the IRS to reschedule these payments and has not started making these payments. These tax claims do not include an unsecured claim (Note 2(a) by the State of California for approximately $900,000 for income taxes for years prior to 1982. Solitron disputed the extent of the State of California's claim. An objection to the State of California's claim has been filed, and was settled November 30, 1995 for approximately $680,000.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2.       Going Concern and Petition in Bankruptcy (continued):

The Plan provided for the distribution of common stock of the Company such that, post-petition, the Company's common stock will be held as follows:

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

                                                                         100%

On October 4, 1994, the Company and Vector agreed that Vector's 25% stock would be distributed among various parties. Among these parties, 273,943 shares will not be subject to the voting restrictions, while the balance of the parties will continue to be subjected to the voting restrictions as long as they or their affiliates hold Solitron stock.

3.       Inventories:

As of February 28, 1998, inventories consist of the following:

         Raw Materials                                       $1,144,000
         Work-In-Process and Finished Goods                   1,349,000
                                                             ----------
                                                             $2,493,000

4.       Property, Plant and Equipment:

As of February 28, 1998, property, plant and equipment consist of the following:

         Building Improvements                               $  598,000
         Machinery and Equipment                              1,075,000
                                                             ----------
                                                             $1,673,000

         Less Accumulated Depreciation
               and Amortization                               1,103,000
                                                              ---------
                                                             $  570,000
                                                             ==========

         Non-operating Plant Facilities                      $1,745,000
                                                             ==========

Non-operating plant facilities at February 28, 1998 represent the Company's Port Salerno facility and Riviera Beach microwave plant (the Old Riviera Beach Facility), both of which are no longer being used in operations.

Depreciation expense was $219,000 and $219,000 for 1998 and 1997, respectively.

----------
(1) To be issued based upon the terms and conditions of the Plan at the discretion of the Board of Directors.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5.       Accrued Expenses:

As of February 28, 1998, accrued expenses consist of the following:

         Payroll and related employee benefits               $  550,000
         Property taxes                                         928,000
         IRS tax claim, pre-petition                            321,000
         Other liabilities                                      171,000
         Customer Advances                                        6,000
         Interest Payable                                       483,000
                                                                -------
                                                             $2,459,000

6.       Financial Instruments:

The estimated fair value of the Company's financial instruments at February 28, 1998 is as follows:

                                                              CARRYING
                                                               AMOUNT             FAIR VALUE
                                                               ------             ----------

         Cash and Cash Equivalents                            $ 650,000            $ 650,000

         Accounts Receivable                                  1,097,000            1,097,000

         Long Term Debt (including current

           maturities of $7,000)                                 21,000               21,000

         Other Long-Term Liabilities  (including

           current maturities of $1,661,000)                  4,256,000          $ 4,256,000


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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

7.       Long-Term Debt:

As of February 28, 1998, long-term debt consists of the following:

         7.5% automobile loan payable due in monthly
         installments, with scheduled maturities through
         February 2001                                                   15,000

         15% equipment finance agreement due in monthly
         installments, with scheduled maturities through
         March 2000                                                       6,000
                                                                          -----

                                                                        $21,000
         Less: current maturities                                        (7,000)
                                                                          -----
                                                                       $ 14,000
                                                                       ========

Contractual Payment Requirements on all debt balances are as follows:

         1999                                 $ 7,000
         2000                                   8,000
         2001                                   6,000
                                                -----
                                              $21,000
                                              =======

8.       Other Long-Term Liabilities:

As of February 28, 1998, other long-term liabilities consists of the following pre-petitioned items:

         Accrued Environmental Expenses                      $1,045,000
         Accounts Payable-Pre-petition                        1,350,000
         IRS Tax Claim                                          468,000
         County Property Tax Payable                          1,393,000
                                                            -----------
                                                             $4,256,000
         Less Current Portion                                (1,661,000)
                                                            -----------
                                                             $2,595,000
                                                             ==========

The current portion of the long-term liabilities is in the amount of $1,661,000 consists of accrued environmental expenses of $306,000, accounts payable pre-petition of $106,000, IRS tax claim of $321,000 and County property tax payable of $928,000, the latter two being included in accrued expenses.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8.       Other Long-Term Liabilities (continued):

Contractual or estimated payment requirements on other long-term liabilities including amounts representing interest during the next five years and thereafter are as follows:

              YEAR ENDING
               FEBRUARY 28                                      TOTAL
               -----------                                      -----

                 1999                                       $ 1,151,000
                 2000                                         1,053,000
                 2001                                           561,000
                 2002                                           460,000
                 2003                                           460,000
                 thereafter                                     940,000
                                                                -------
                                                              4,625,000
Less amount representing interest                            (1,147,000)
                                                              ---------
                                                            $ 3,478,000
                                                            ===========

Imputed interest expense for fiscal year ended February 28, 1998 and February 28, 1997 amounted to $148,000 and $162,000 relates to accounts payable pre-petition.


9.       Income Taxes:

At February 28, 1998, the Company has net operating loss carryforwards of approximately $ 9,967,000 that expire through 2011. Such net operating losses are available to offset future table income, if any. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Deferred tax assets are comprised of the following at February 28, 1998:

Loss carryforwards                                          $ 3,831,000
Environmental Reserve                                           408,000
Accounts Receivable Reserve                                      13,000
Inventory Reserves                                            4,691,000
                                                            -----------
Gross deferred tax asset                                      8,943,000
Deferred tax asset valuation allowance                       (8,943,000)
                                                            -----------
Net deferred tax                                                      -
                                                            -----------
                Net                                         $         -
                                                            -----------
A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (35%) for fiscal year ended February 28, 1998 is as follows.

         Income Tax Provision at
            Federal Statutory Rates                                   $ 68,000
         State Taxes                                                    11,000
         Utilization of Net Operating Loss Carryforward                (79,000)
                                                                      --------
             Income Tax Provision                                     $      -
                                                                      ========

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

On October 20, 1992, the Company's current President was issued an option to purchase 4% of the outstanding shares of the Company's common stock at an aggregate exercise price of $98,400 (representing market value as of the date of the grant) pursuant to an Incentive Stock Option Agreement (the "Agreement") issued under the Company's 1987 Stock Option Plan. Pursuant to the terms of the Agreement, the number of shares subject to this option will be increased (and the exercise price per share will be proportionately decreased so that the aggregate exercise price will remain unchanged) so that the number of shares issuable in connection with this option will be equal to four percent of all shares issued and outstanding after giving effect to all issuances contemplated by the Plan. One quarter of all such options vest and become exercisable on each of the first four anniversaries of the date of grant. The options expire in 2002. On March 3, 1997, the Board adjusted the exercise price of such options to the closing price of the Company's stock on that date ($0.125).

Effective August 20, 1993, the Company's President was issued an option to purchase an additional 4% of the common stock on a fully-diluted basis giving effect to all shares issuable pursuant to the Plan for an aggregate exercise price of $120,300. However, as additional shares are issued in connection with the Plan, the exercise price shall be reduced proportionately so that the aggregate exercise price will remain unchanged. One quarter of all such options vest and become exercisable on each of the first four anniversaries of the date of grant. The options expire in 2003. On March 3, 1997, the Board adjusted the exercise price of such options to the closing price of the Company stock on that date ($0.125).

Accordingly, pursuant to the provisions of the above stock option grants, the Company's President is entitled to purchase 8% of the common stock of the Company (175,636 shares based on the total amount of common shares issuable pursuant to the Plan) for an aggregate exercise price of $21,955 based on the March 3, 1997 adjustment.

The Company has adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and does not recognize compensation expense for its stock based incentive plan. Had compensation cost for the modifications on March 3, 1997 of the Company's stock-based incentive compensation plan been determined based on the fair value at the modification dates for awards under the plan, consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

                                      FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                          FEBRUARY 28,          FEBRUARY 28,
                                              1998                  1997
                                              ----                  ----
       Net income:
           As reported                     $ 194,000            $ 139,000
           Pro-forma                         167,000              139,000
       Earnings per share:
           As reported                           .09                  .07
           Pro-forma                             .07                  .07

The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

10.      Stock Option Plans (continued):

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants in 1998 and 1997:

                                                        1998           1997
                                                        ----           ----
              Dividend yields                            0.0%           N/A
              Expected volatility                        3.96           N/A
              Risk-free interest rates                   6.0%           N/A
              Expected life (in years)                   5.5            N/A

Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro-forma disclosures are not representative of pro-form effects on reported net income or loss for future years.

11.      Benefit Plans:

PROFIT SHARING PLAN:
The Company has a 401K and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after one year of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 1998 and February 28, 1997.

12.      Export Sales and Major Customers:

The Company designs, develops, manufactures, and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets.

Revenues from domestic and export sales to unaffiliated customers are as follows (dollars in thousands)*:

                                                 FISCAL YEAR      FISCAL YEAR
                                                    ENDED            ENDED
                                                 FEBRUARY 28,      FEBRUARY 28,
                                                    1998              1997
                                                 ------------      ------------

Export sales:
              Europe                                $  543           $  160
              Canada and Latin America                  55               38
              Far East and Middle East                  60              158

United States                                        7,202            6,803
                                                     -----            -----
                                                    $7,860           $7,159
                                                    ======           ======

* All of the Company's domestic and foreign sales transactions are denominated in U.S. dollars. Sales to the Company's top three customers accounted for 55% of the Company's net sales for the year ended February 28, 1998 as compared with 49% of the Company's net sales for the year ended February 28, 1997. Sales to unaffiliated customers aggregating 10% or more of net sales are presented below:

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.      Export Sales and Major Customers (continued):

                                           FISCAL YEAR            FISCAL YEAR
                                              ENDED                  ENDED
                                          FEBRUARY 28,            FEBRUARY 28,
                                              1998                    1997
                                              ----                    ----
Raytheon                                       40%                     29%
(formerly known as Raytheon,
Hughes, E-Systems and T.I.)

13.      Commitments and Contingencies:

EMPLOYMENT AGREEMENT:
In February 1993, the Company entered into an employment agreement with its President. This agreement provides, among other things, for annual compensation of $140,000, a bonus pursuant to a formula, plus cost of living increases through August 30, 1998. Under this bonus formula, Mr. Saraf is entitled to an annual bonus based upon the extent to which the Company's actual net profits before tax and gross revenues exceed budgeted amounts during each year of the term of his employment under the agreement. The budget is prepared each year by the Company under Mr. Saraf's supervision and submitted to the Board of Directors for approval. Certain ambiguities existed relating to the bonus formula, such that the amount of bonus that Mr. Saraf was entitled to for the years ended February 29, 1996 and February 28, 1997 was in dispute. Due to a variety of factors including, without limitation, these ambiguities and the Company's limited liquidity and losses since emergence from bankruptcy, no bonuses were determined to be payable for the year ended February 29, 1996 and February 28, 1997. However, in June of 1998, the Board of Directors approved a bonus payment to Mr. Saraf of $296,000 for the years ended February 29, 1996, February 28, 1997, and February 28, 1998. The Company and Mr. Saraf agreed that Mr. Saraf have no further claim for any bonus for the aforementioned fiscal years. Such $296,000 payment represents approximately $125,000 less than the amount that would have been due Mr. Saraf under his employment agreement if such ambiguities were resolved in his favor. This bonus was paid out in cash in June 1998 and charged to expense in February 1998.

ENVIRONMENTAL MATTERS:
As a result of audits by the DEP principally conducted as early as 1986, it was determined that chemical discharges occurred at several of the Company's locations for which clean up or other actions were required. Management of the Company believes that clean up and monitoring is still required at two locations: the Company's Port Salerno location and the Company's Old Riviera Beach facility.

In addition to the matters described in the preceding paragraph, testing of monitoring wells installed by the Company at the Company's Port Salerno location has revealed that groundwater contamination extends off-site. After notification to DEP of the off-site contamination, the State Division of Health tested certain private residential wells and requested the Company supply bottled drinking water to seven families which use four of the private wells in the area. The Company complied with this request. Public water supply was thereafter extended to serve these properties the cost of which was reimbursed to DEP by the Company in the amount of $200,000. Other private wells nearby may also become affected, and, in such case, the Company will then extend public water supply to affected homes.

The Plan of Reorganization provides a plan for the future remediation of the Old Riviera Beach location and the Port Salerno location, which was converted to a State Consent Final Judgment.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

13.      Commitments and Contingencies (continued):

The Company's environmental consultants have estimated the costs of further remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the Old Riviera Beach property. These amounts have been accrued for in the balance sheet as of February 28, 1998. The accrual balance is approximately $1,045,000.

Pursuant to the Plan, the Company will sell or lease the two properties and utilize the proceeds to remediate both sites. If funds to clean the sites are not available within twenty-four months from October, 1993, the Company is required to make periodic payments as follows: 1) $5,000 per month beginning on the 25th month; 2) $7,500 per month beginning on the 37th month; and 3) $10,000 per month beginning on the 49th month. This funding will be suspended when total amounts paid reach 125% of the estimated remediation costs. The Company is negotiating with DEP to modify this payment schedule. DEP has acquiesced in the offer of the Company to make reduced monthly payments of $1,000 per month into the escrow account. As of February 28, 1998 the Company deposited $30,000 into the escrow account.

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

The Company's former facility in Jupiter, Florida (which was sold in 1982) has been the subject of a preliminary assessment by the EPA during fiscal year 1995. The owner of the property has reported to be addressing remediation of the property. No claim has been received by the Company.

The Port Salerno property is now being listed on the National Priorities List and will be remediated by EPA using Superfund monies. The Company has offered to settle its potential cost recovery claim by selling the property and providing the net proceeds to EPA in reduction of its costs. EPA is considering this proposal. The Company's position is that because EPA failed to pursue its known claims in the Bankruptcy proceeding, its claim is barred. The amount of EPA's potential claim cannot be determined at this time.

The Riviera Beach property is still being evaluated by EPA for NPL listing, but Honeywell, Inc., who is the predecessor owner and operator of the facility during a period when pollution occurred, and who is jointly and severely liable therefor to the EPA, is completing negotiation of a State Consent Order with DEP, and has requested EPA to defer to that Consent Order supervised by DEP. The Company is negotiating a potential sale of this property subject to successful deferral to the state led, privately funded cleanup. Honeywell's claim against the Company has been satisfied in the Bankruptcy proceedings. If EPA refuses to defer, Honeywell will be pursued by EPA because it has the funds to remediate the site. The Company will continue to offer the net value of the property to resolve claims of EPA or Honeywell.

No amounts were charged for environmental expenses during the year ended February 28, 1998 and February 28, 1997.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

13.      Commitments and Contingencies (continued):

OPERATING LEASES:

The Company has entered into a lease agreement for its production facility. The lease has a 10-year term expiring in the year 2001. Future minimum lease payments for all non-cancelable operating leases are as follows:

                    YEAR ENDING FEBRUARY 28                       AMOUNT
                    -----------------------                       ------
                           1999                                  240,000
                           2000                                  245,000
                           2001                                  250,000
                           2002                                  210,000
                           Thereafter                                -0-
                                                                --------
                           Total                                $945,000
                                                                ========

Total rent expense was $ 269,999 for the year ended February 28, 1998 as compared with $265,500 for the year ended February 28, 1997

In connection with the Vector Purchase Agreement, the Company entered into a sublease agreement whereby Vector has agreed to reimburse the Company for one-third of the above noted rental obligations in exchange for Vector's use of approximately one-third of the facility. Since January 1997, Vector is making such payments directly to the landlord.

                                    PART III

ITEM 8.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age, and position of the directors and executive officers of the Company. The table below also sets forth the year in which each of such directors was first elected to the Board and the year in which the term of each of such directors expires. On August 26, 1996, the Board of Directors elected Dr. Jacob Davis and Mr. Joseph Schlig as directors. Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes, each of which consists of (as nearly as may be possible) one third of the directors. Directors are elected for three-year terms. Pursuant to the Plan of Reorganization, all shares of Common Stock issued to Vector original participants and to the holders of allowed unsecured claims must be voted for all purposes (including the election of members of the Board of Directors) as directed by the Board of Directors. Pursuant to the Plan of Reorganization, Vector owns 25% and the holders of allowed unsecured claims own an aggregate of 40% of all shares of Common Stock issuable pursuant to the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted prior to the Effective Date). On October 4, 1994, the Company and Vector agreed that 25% of Vector's stock would be redistributed between six parties (see Note 2 the Consolidation Financial Statements). Five original Vector participants continue to be subject to the voting restrictions as long as they or their affiliates hold Solitron stock.

                                                                                     YEAR
                                                                                     FIRST            TERM AS
                                                                                     BECAME           DIRECTOR
NAME                            AGE          POSITION WITH SOLITRON                  DIRECTOR         EXPIRES(1)
----                            ---                                                  --------         ----------

Shevach Saraf                   55           Chairman of the Board,                  1992             2000
                                             Chief Executive Officer,
                                             President and Treasurer

Dr. Jacob Davis                 61           Director                                1996             1998

Mr. Joseph Schlig               70           Director                                1996             1999


Mr. Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992 and Chairman of the Board since September 1993. He has 35 years experience in operations and engineering management with electronics and electromechanical manufacturing companies.

Before joining Solitron in 1992, Mr. Saraf was Vice President of Operations and a member of the Board of Directors of Image Graphics, Inc., a military and commercial electron beam recorder manufacturer based in Shelton, CT. As head of the company's engineering, manufacturing materials and field service operations, he turned around the firm's chronic cost and schedule overruns to on-schedule and better-than-budget performance. Earlier, he was President of Value Adding Services, a management consulting firm in Cheshire, CT. The company provided consulting and turnaround services to electronics and electromechanical manufacturing companies with particular emphasis on operations. From 1982-1987, Mr. Saraf was Vice President of operations for Harmer Simmons Power Supplies, Inc., a power supplies manufacturer in Seymour, CT. He founded and directed all aspects of the company's startup and growth, achieving $12 million in annual sales and a staff of 180 employees. Mr. Saraf also held executive positions with Photofabrication Technology, Inc. and Measurements Group of Vishay Intertechnology, Inc.

Born and raised in Tel Aviv, Israel, he served in the Israeli Air Force from 1960-1971 as an electronics technical officer. He received his master's in business administration from Rensselaer Polytechnic Institute, Troy, NY, and his master's in management from Rensselaer at Hartford (formerly known as Hartford [CT] Graduate Center). He also received associate degrees from the Israeli Institute of Productivity, the Teachers & Instructors Institute, and the Israeli Air Force Technical Academy.


----------
(1) Directors' terms expire when successors are elected at the next annual meeting of shareholders.

ITEM 8.           (continued)

Dr. Jacob (Jay) A. Davis is Vice President of Business Planning and Finance for AET, Inc, a developing, Melbourne, Florida based software company. In 1994 and 1995, he was Visiting Professor in Engineering Management at Florida Institute of Technology. He is presently Vice-Chairman of the Brevard SCORE Chapter and devotes significant time to counseling with local businesses. He is an active member of the International Executive Service Corps (IESC) serving in South Russia during May and June of 1996.

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

Mr. Joseph Schlig was elected a Director of the Company on August 26, 1996. He is Managing Director of Fairhaven Associates, a professional consulting firm supporting small and medium size businesses in strategic planning; financial, marketing and operations management; and organizational development. From 1995 to 1997, Mr. Schlig also served as Chief Financial Officer of Industrial Technologies, Inc. For the prior five years, Mr. Schlig was a business consultant to private companies and to the State of Connecticut Department of Economic Development. Mr. Schlig has many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon. Mr. Schlig has also operated several small/medium size companies in both the public and private sectors. He also serves as a director of the Trumbull Technology Foundation, the Bridgeport Economic Development Corporation, and the MIT Enterprise Forum of Connecticut. Mr. Schlig has an engineering degree from the Stevens Institute of Technology and an MBA from the Harvard Business School where he was a Baker Scholar. Mr. Schlig is a member of the Audit and Compensation Committees.

COMMITTEES OF THE BOARD

The Audit Committee provides assistance to the Board of Directors in fulfilling its responsibilities relating to corporate accounting and reporting practices and maintains a direct line of communication among the directors, the Company's internal accounting staff and the Company's independent accountants. In addition, the Audit Committee confers with the Company's independent accountants to review the plan and scope of their proposed audit as well as their findings and recommendations upon the completion of the audit. The members of the Audit Committee were Mr. Schlig , Chairman, and Dr. Davis. During the year ended February 28, 1998, the Audit Committee met one time.

Mr. Joseph Schlig and Dr. Jay Davis served on the Compensation Committee (Dr. Davis chairs the committee). Mr. Saraf serves on the Nominating Committee. Mr. Saraf and Dr. Davis serve on the Executive Committee. Dr. Davis and Mr. Schlig serve on the Capital Formation/Acquisition Committee. None of these committees met during the year ended February 28, 1998.

During the year ended February 28, 1998, the Board of Directors met 3 times, and each director attended at least 75% of the meetings held during the period he was a director.

ITEM 8.           (continued)

SECTION 16(A) COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent shareholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten-percent shareholders are required to furnish the Company with copies of all
Section 16(a) forms they file. Based upon a review of the copies of Section 16(a) filings furnished to the Company and written representations from the Company's current executive officers and directors, the Company believes that during the fiscal year ended February 28, 1998 directors and executive officers of the Company complied with Section 16(a) filing requirements applicable to them, except that the Company's Chief Financial Officer, who served in the Company between October 31, 1995 and January 2, 1998, did not make any Section 16(a) filings.. On January 20, 1997 Bruce Paul filed a Schedule13D, but did not, to the Company's knowledge, file a Form 3.

ITEM 9.           EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 29, 1998, February 28, 1997, February 29, 1996, February 28, 1995, and February 28, 1994.

                                                                                              LONG-TERM COMPENSATION
                                                                                 -----------------------------------------------
                                                      ANNUAL COMPENSATION                   AWARDS          PAYOUTS
                                                ------------------------------   -----------------------------------------------
                                     YEAR                              OTHER
                                     ENDED                             ANNUAL         RESTRICTED                         ALL OTHER
    NAME AND                         FEBRUARY                          COMPEN-        STOCK       OPTIONS/    LTIP       COMP-
PRINCIPAL POSITION(1)                 28/ 29    SALARY($)   BONUS($)    SATION($)      AWARDS($)   SARS(#)   PAYOUTS($)  ENSATION($)
---------------------                 ------    ---------   --------    ---------      ---------   -------   ----------  -----------

Shevach Saraf                          1994      141,309        -0-        17,081        -0-    17,500         -0-      36,708
Chairman of the Board,                 1995      123,308        -0-         7,676        -0-        -0-        -0-
   Chief Executive Officer             1996      132,462    25,000*/***    28,680        -0-        -0-        -0-
   President and Treasurer             1997      140,000        -0-***         -0-       -0-        -0-        -0-
                                       1998      153,063        -0-***     30,715**      -0-        -0-        -0-


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

Shevach Saraf is a party to an Employment Agreement with the Company, which provides, among other things, for minimum annual compensation of $140,000; a bonus formula (for discussion on the bonus formula see "Employment Agreement" under section 13. Commitments and Contingencies, resulting in a $296,000 bonus paid to Mr. Saraf in June 1998); plus annual cost of living increases equal to the consumer price index average; the grant of incentive stock options to purchase 4% of the shares of the Company's Common Stock on a fully diluted basis; and the issuance of shares of the Company's Common Stock representing 10% of the outstanding Common Stock on a fully-diluted basis. This grant of stock options is in addition to the other stock options previously granted to Mr. Saraf, in October, 1992. The Employment Agreement prohibits Mr. Saraf from competing with the Company during his employment and for one year thereafter. The Employment Agreement expires on August 30, 1998.

* Represents part of a $35,000 special bonus awarded to Mr. Saraf during a Board meeting held July 12, 1994 but paid in 1996.
** Represents a retroactive cost of living adjustment equal to the consumer price index average for the period 11/93 - 2/97 per the employment agreement
*** See Note 13 to Consolidated Financial Statements.

ITEM 9.           (Continued)

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

OPTION/SAR GRANTS TABLE

No Stock options were granted during the fiscal year ended February 28, 1998. Certain stock options granted at a meeting of the Board of Directors held on March 14, 1994 were issuable upon the condition that the shareholders approved such issuance prior to March 14, 1995. As a result of a lack of shareholder approval prior to this date, all such option grants are void. No awards were made under any long-term plan during fiscal year end February 28, 1997. The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 1998 held by the Company's Chief Executive Officer. The Company's Chief Executive Officer did not exercise any stock options during the fiscal year ended February 28, 1998.

                                                                                        VALUE OF UNEXERCISED
IN-THE-MONEY               SHARES                            NUMBER OF UNEXERCISED           IN THE MONEY
NAME AND                   ACQUIRED OR        VALUE              OPTIONS HELD AT          OPTIONS HELD AT
PRINCIPAL POSITION         EXERCISED(#)       RECEIVED          FISCAL YEAR END(#)        FISCAL YEAR END($)
------------------         ------------       --------          ------------------        ------------------
                                                             EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
------------------------------------------------------------------------  -------------  ----------- -------------
Shevach Saraf,
Chairman of the Board,
Chief Executive Officer,
President and Treasurer         -0-              -0-            175,324*                      -0-      -0-

Dr. Jacob Davis                 -0-              -0-              4,000         -0-           -0-      -0-

Mr. Joseph Schlig               -0-              -0-              4,000         -0-           -0-      -0-

DIRECTOR REMUNERATION

Each director who is not employed by the Company receives $1,000 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company. Total fees paid to all directors for attendance at Board and committee meetings amounted to $6,000 for the fiscal year ended February 28, 1998.

In consideration of their services to the Company and its shareholders during the 1997 fiscal year, and to provide incentive for their continued efforts to build shareholder value, the Company will issue to its Board members who are not employed by the Company options to purchase 4,000 shares of the Company's common stock, at a price equal to the closing price of the Company's common stock on March 3, 1997 ($0.125), with such options to vest over a period of twelve months, and otherwise upon the terms and subject to the conditions of the Company's existing Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

From August 26, 1996, Dr. Davis and Mr. Schlig served as its Compensation Committee and made all compensation decisions during that period.




* Subject to applicable anti-dilution provisions.

ITEM 10.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 30, 1998 by (i) all directors, (ii) all officers and directors of the Company as a group, and (iii) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding common stock. The Company does not know of any beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each shareholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

                                                                               PERCENTAGE OF
                                               NUMBER OF SHARES                OUTSTANDING
              NAME                          BENEFICIALLY OWNED (1)              SHARES (1)
              ----                          ----------------------              ----------
Shevach Saraf(2)                                  220,154 (7)                       10.8%
3301 Electronics Way
West Palm Beach, FL 33407

All executive officers and                        220,154 (7)                       10.8%
  directors as a group (3 persons)

Inversiones Globales, S.A.(3)                     273,943                           13.5%

Board of Trustees of the                          336,407                           16.5%
  Policemen and Firemen Retirement
  System of the City of Detroit

Bruce Paul, Purchase, NY                          150,000                            7.4%


         (1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

         (2) Pursuant to the terms of the Plan of Reorganization, the Company has issued Mr. Saraf 10% of the issued and outstanding Common Stock.

         (3) Pursuant to the terms of the Plan of Reorganization, the Company issued to Vector participants and successors that number of shares of Common Stock equal 25% of all shares of Common Stock issued and outstanding after giving effect to all issuances contemplated by the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted to him on or prior to the Effective Date). Vector participants must vote such shares as directed by the Board of Directors and, in general, has agreed to take no action hostile to the Company such as to commence or assist in a proxy contest or tender offer. One of Vector's participants sold his stock holdings to Inversiones Globables, S.A.

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

         (6) Effective August 20, 1993, Mr. Saraf was issued an additional option to purchase an additional four percent of the Common Stock on a fully diluted basis giving effect to all shares issuable pursuant to the Plan of Reorganization. As of August 20, 1993, four percent of the outstanding Common Stock was equal to 95,284 shares. After the issuance of all shares of Common stock contemplated by the Plan of Reorganization, this option will entitle Mr. Saraf to purchase approximately 95,284 shares. These options are exercisable at a price of $6.875 per share; provided, however, that as additional shares are issued in connection with the above referenced anti-dilution provisions, the exercise price shall be reduced proportionately so that the aggregate exercise price will remain unchanged. After the issuance of all shares of Common Stock contemplated by the Plan of Reorganization, there will be 2,191,545 shares outstanding and this option will entitle Mr. Saraf to purchase approximately 109,577 shares. One quarter of all such options vest on each of the four anniversaries of their date of grant. In a Compensation Committee meeting held on March 3, 1997, the exercised value of Mr. Saraf's option was adjusted to the closing price of the Company's stock on March 3, 1997 ($0.125 per share).

         (7) Excludes presently exercisable options held by the Board of Directors.

ITEM 11.      CERTAIN RELATIONSHIPS
              AND RELATED TRANSACTIONS

Pursuant to the Plan of Reorganization, the Company and Vector, a holder of 25% of the Company's outstanding Common Stock, entered into a number of transactions which are described under "Item 1 - Business - Bankruptcy Proceedings."

ITEM 12.      EXHIBITS, FINANCIAL STATEMENT

                  SCHEDULES AND REPORTS ON FORM 8-K

                                                                                     PAGE
                                                                                     ----
(a)(1)   The following financial statements are included in Part II, Item 7.

         Reports  of Independent Certified Public Accountants                         24

         Financial Statements:                                                        25

         Consolidated Balance Sheet - February 29, 1998

         Consolidated Statements of Operations - For the year ended February 28,      26
         1998 and February 28, 1997

         Consolidated Statements of Stockholders' Equity - For the year ended         27
         February 28, 1998 and February 28, 1997

         Consolidated Statements of Cash Flows - For the years ended February         28
         28, 2998 and February 28, 1997

         Notes to Consolidated Financial Statements                                   29-41

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

3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

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

SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----

/s/ SHEVACH SARAF
------------------------
Shevach Saraf                               Chairman,                           July 13, 1998
                                            President, and
                                            Chief Executive Officer


/s/ JAY DAVIS
------------------------
Jay Davis                                   Director                            July 13, 1998


/s/ JOSEPH SCHLIG
------------------------
Joseph Schlig                               Director                            July 13, 1998

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

  21         List of Subsidiaries of the Company.

  27         Financial Data Schedule.