Form 10QSB
period 1998-05-31
SOLITRON DEVICES INC
filed 1998-07-31
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from _________ to _________
                  Commission file number         1-4978

                             SOLITRON DEVICES, INC.
       (Exact name of small business issuer as specified in its charter)

           DELAWARE                                  22-1684144_______
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,034,013.

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION

Item      1.  Financial Statements (unaudited):

              Condensed Consolidated Balance Sheet -- May 31, 1998

              Condensed Consolidated Statements of Operations -- Three Months Ended May 31, 1998 and 1997


              Condensed Consolidated Statements of Cash Flows -- Three Months Ended May 31, 1998 and 1997


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

Signature

                         PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements:  Pages  4 - 16



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 17- 20

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                  MAY 31, 1998
                                                  ------------
                                                   (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                     $    714,000
    Accounts receivable, less allowance
    for doubtful accounts of $34,000                 1,081,000
    Inventories                                      2,556,000
    Prepaid expenses and other current assets          149,000
    Due from Vector                                     70,000
                                                  ------------
    Total current assets                          $  4,570,000

PROPERTY, PLANT AND EQUIPMENT, net                     566,000
NON-OPERATING PLANT FACILITIES                       1,745,000
OTHER ASSETS                                            92,000
                                                  ------------
                                                  $  6,973,000
                                                  ============


                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                      $       7,000
    Current portion of accrued environmental expenses               333,000
    Accounts payable - Post petition                                256,000
    Accounts payable - Pre-petition, current portion                 96,000
    Accrued expenses                                              2,576,000
    Accrued Chapter 11 administrative expense                        51,000
                                                              -------------

      Total current liabilities                               $   3,319,000

LONG-TERM DEBT, less current maturities                              13,000

OTHER LONG-TERM LIABILITIES                                       2,555,000
                                                              -------------
TOTAL LIABILITIES                                             $   5,887,000

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value,
       authorized 500,000 shares,
       0 shares issued and outstanding                                   -0-

    Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 1,977,000                              20,000

    Additional paid-in capital                                    2,618,000

    Accumulated deficit                                          (1,552,000)
                                                              -------------
      Total shareholder equity                                    1,086,000
                                                              -------------
                                                              $   6,973,000
                                                              =============


                  The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MAY 31,
                                                                  1998                1997
                                                             ---------------------------------

NET SALES                                                     $ 2,103,000       $  1,888,000
Cost of sales                                                   1,554,000          1,526,000
                                                              -----------       ------------
Gross Profit                                                      549,000            362,000
Selling, general and administrative expenses                      337,000            269,000
                                                              -----------       ------------
Operating  income                                                 212,000             93,000
                                                              -----------       ------------
OTHER INCOME (EXPENSE):
   Other income                                                     9,000             15,000
   Interest expense                                               (89,000)           (67,000)
   Other                                                          (12,000)           (11,000)
                                                              -----------       ------------
   Net other expense                                              (92,000)           (63,000)
                                                              -----------       ------------
 Net income                                                   $   120,000       $     30,000
                                                              ===========       ============
INCOME PER SHARE:                                             $       .01       $        .01

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                                  2,034,000          2,034,000




                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED MAY 31,
                                                                           1998               1997
                                                                      -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net profit                                                        $  120,000         $   30,000
                                                                        ----------         ----------
      Adjustments to reconcile net loss to
      Net cash used in operating activities:
           Depreciation and amortization                                    50,000             56,000
           (Increase) decrease in account receivable                        16,000             70,000
           (Increase) decrease in inventories                              (63,000)           (42,000)
           (Increase) in prepaid expenses
             and other current assets                                      (31,000)           (95,000)
           Decrease in due from
             S/V Microwave Products, Inc.                                   (1,000)            19,000
           Increase (decrease) in accounts payable                         (90,000)          (111,000)
           Increase in accrued expenses
             and other liabilities                                          94,000            113,000
           Increase in accrued Chapter 11
             administrative expenses                                        16,000                -0-
                                                                        ----------         ----------
      Total adjustments                                                     (9,000)            10,000
                                                                        ----------         ----------
      Net cash generated in operating activities                           111,000             40,000
                                                                        ----------         ----------
CASH FLOW FROM INVESTING ACTIVITIES:

      Proceeds from the disposal of assets, additions
      to property, plant and equipment                                     (46,000)           (26,000)
                                                                        ----------         ----------
           Net Cash used in investing activities                           (46,000)           (26,000)
                                                                        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital leases                                            (2,000)           (17,000)
                                                                        ----------         ----------
           Net cash used in financing activities                            (2,000)           (17,000)
                                                                        ----------         ----------

NET INCREASE (DECREASE) IN CASH                                             63,000             (3,000)

CASH AT BEGINNING OF PERIOD                                             $  650,000         $  537,000
                                                                        ----------         ----------
CASH AT END OF PERIOD                                                   $  713,000         $  534,000
                                                                        ==========         ==========

Supplemental cash flow disclosure: Interest paid during the three months ended May 31, 1998 and 1997 was approximately $30,000 and $30,000 respectively.


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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998.

The results of operations for the three-month period ended May 31, 1998 are not necessarily indicative of the results to be expected for the year ended February 28, 1999.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

(a) Pursuant to the Plan of Reorganization, which began in May 1995, the Company is required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. The Company continues to negotiate with its unsecured creditors to reduce its quarterly payment obligations and has proposed to those creditors that it make reduced quarterly payments of approximately $9,000. Following discussion with the unsecured creditors committee, the Company agreed to increase the level of such payments to approximately $11,000 per quarter starting August 1997. The Company has made fourteen reduced payments to its unsecured creditors, and, as of May 31, 1998, the Company has paid approximately $115,329 to its unsecured creditors, as opposed to the $869,162 called for under the Company's Plan of Reorganization. To date, the Company's unsecured creditors have accepted all such reduced payments, though no assurances can be made that they will continue to do so in the future or that the company's negotiation with its unsecured creditors will be successful.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(b) The Company is now negotiating with Honeywell, the former owner of the Riviera Beach property, on a proposed site access and cleanup agreement under which Honeywell will undertake the responsibility for the environmental cleanup in exchange for a limited security interest in the building. Honeywell, who is financially able to perform the required cleanup, has advised the Company that it wishes to take such steps as will prevent EPA from proceeding to place the property on the National Priority List (NPL) and assuming jurisdiction over the cleanup. Honeywell is now negotiating with DEP and EPA in order to complete an appropriate consent agreement that will govern its cleanup activities. While Honeywell expressed interest, there is no assurance that the parties will reach a satisfactory agreement. The DEP, which is a party to these negotiations, is requesting that EPA withhold proceeding with its efforts to list the property on the National Priority List (NPL) in order to allow for the completion of said negotiation. Furthermore, the Company has continued to keep the old Riviera Beach property on the market.

(c) On June 19, 1998, the Company received a Letter of Intent to purchase the Riviera Beach facility from Ruckman Properties, Inc., the current owner and developer of the property located at the rear of the Company's facility at Riviera Beach. The Letter of Intent, to which the Company agreed to, outlines the general terms of the agreement to purchase the Riviera Beach facility, which is to be completed by July 31, 1998.

Under the terms of the proposed property purchase agreement, Ruckman properties will assume all of the Company's outstanding real estate tax obligations of approximately $560,000, as well as real estate broker commission of approximately $45,000, and the Company's legal fees associated with the sale of the aforementioned facility of approximately $100,000. Ruckman Properties will also be responsible for all closing costs traditionally paid by the seller.

Under the proposed new agreement, Ruckman Properties will pay Honeywell
$250,000 at the time of closing to cover the Company's cleanup obligations. This agreement will require Honeywell's consent that the agreed upon sum covers the Company's total cleanup obligations. Honeywell has made a counter-offer of $350,000. Thus, the agreement is subject to further negotiations.

At the conclusion of such transaction, the Company expects to receive a complete release of all of its obligations associated with the Riviera Beach facility. While all parties expressed interest to complete such agreement, there can be no assurance that such transaction will be completed.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(d) As disclosed in documents filed previously with the Securities and Exchange Commission, the Company is negotiating with various taxing authorities (including the Internal Revenue Service [IRS], Palm Beach County, Florida, and Martin County, Florida) to restructure its payment obligations for various back taxes. While these negotiations are pending, the Company has, in some cases, been making reduced payments to those taxing authorities. The following table indicates the approximate cumulative status of amounts due under Court Plans as of May 31, 1998:

                                           DUE                       PAID
                                      ------------                ----------
         Martin County                $     68,000                $    8,000

         Palm Beach County                 952,000                   314,000

         IRS                               273,000

For the years since bankruptcy, additional taxes have become delinquent with Martin and Palm Beach Counties in approximately the following amounts respectively, $4,000 and $82,000.

To date, no objections to have been raised to the amounts of the Company's payments to these taxing authorities, though no assurances can be made that such an objection will not be raised in the future concerning the Company's obligations to those taxing authorities or that any of the Company's negotiations to restructure its payment obligations will be successful.

2.        FINANCIAL CONDITION:

Although the Company has recorded a small amount of net income and net income from operations during each of the last two fiscal years, in recent years the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, declining average sale prices, and decreased margins on products sold (which is characteristic in the Company's industry), significant non-recurring expenses associated with the company's bankruptcy proceedings, and the company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

From when the Company emerged from Chapter 11 on August 30, 1993 through the fiscal year ended February 28, 1996, the Company generally experienced a positive cash flow from recurring operations; however, overall cash flow was negative due primarily to the necessity to make payments of administrative expenses and required payouts arising in connection with the bankruptcy proceedings. The foregoing resulted in a decrease in cash and cash equivalents following the Company's emergence from Chapter 11. During the fiscal years ended February 28, 1997 and February 28, 1998 and in the quarters thereafter, the company has recorded net income and net income from operations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the three months ended May 31, 1998, the company's book-to-bill ratio fell to approximately 0.83, reflecting a slowdown in the demand for the Company's products and a lower average unit sale price. It is believed that such slowdown in the intake of orders has been the general experience of most semiconductor manufacturers who participate in the same market as the Company. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price. However, should order intake continue to decline, the company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. The Company's liquidity continues to be adversely effected by significant non-recurring expenses associated with the company's pre-petition obligations, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company's consultant has estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $356,000 for the Riviera Beach property if performed pursuant to the Consent Final Judgement. The remediation could cost more; particularly if further offsite wells become contaminated at Port Salerno and the affected properties must be supplied public water by further extension of the water lines. All residents who could be potentially affected by further groundwater plume movement at Port Salerno were notified of the pendency of the bankruptcy and that claims could be filed. The claims filed, except as set forth below, have been settled.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company's position has been that further off-site exposure to third party property owners at Port Salerno is limited by its Chapter 11 proceeding solely to its obligation for extension of public water lines to the affected property. It cannot now be estimated whether some future extension may be required, but the contaminated groundwater appears to move slowly and any remediation contractor will utilize off-site recovery wells to contain its further movement.

The City of Riviera Beach previously settled its claim with the Company for cleanup of contamination of its wellfield, except for the "hot spot" to be addressed by the Company as required by the Consent Final Judgment. The unpaid balance of the settlement amount with the City was approved in the Confirmation Order; to be paid as and to the extent provided for other unsecured creditors. After notice, no other claims were filed in the bankruptcy proceeding related to offsite groundwater contamination at the Riviera Beach site, and potential claims may have been extinguished thereby.

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

During the period of October 1995 and October 1996, the Company advised the DEP that it could pay only $1,000 per month into escrow, rather than the $5,000 specified in the Consent Final Judgment. Since then, the Company has paid $1,000 per month in the escrow for its two properties, the total escrow amounts for the properties as of March 31, 1998 totaling $32,000. The DEP has acquiesced in this payment level.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Whether Honeywell succeeds in obtaining approval to perform the cleanup under the State Consent Order should be clarified over the next few months. In all events, the Company has offered Honeywell site access and is nearing agreement on terms of such access to permit Honeywell to perform the required cleanup without participation by the Company. In all events, the position of the Company is that Honeywell's claim for cleanup and the potential claim of EPA, if asserted against the company, are barred by the Bankruptcy Court Order. For additional discussion about the Company's effort to sell the Riviera Beach facility see "Notes to Condensed Consolidated Financial Statements (c)".

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $356,000 for the Old Riviera Beach property. Approximately $1,042,000 has been accrued in the balance sheet as of March 31, 1998. The Company recorded these liabilities as $333,000 short-term liabilities and $709,000 long-term liabilities. These reservations are predicated on cleanup being performed under the existing Consent Final Judgement.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

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

RESULTS OF OPERATIONS-THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1997:

Net sales for the three months ended May 31, 1998 increased 11.4% to $2,103,000 as compared to $1,888,000 for the three months ended May 31, 1997. Such increase was primarily attributable to strong backlog and the ability to ship more product in accordance with customer delivery requirements. The Company's backlog of open orders decreased 14.9% for the three months ended May 31, 1998 as compared to a decrease of 2.4% for the three months ended May 31, 1997. Such decrease is attributable to lower demand for the Company's product, resulting from the cut in defense spending and lower average sales price. Gross margins on the Company's sales increased to 26.1% for the three months ended May 31, 1998 in comparison to 19.2% for the three months ended May 31, 1997. This increase is the result of a more favorable product mix change, and a decrease in the cost of goods sold. Gross profit for the three months ended May 31, 1998 increased to $549,000 from $362,000 for the three months ended May 31, 1997. This increase is primarily due to increased sales volume and a decrease in the cost of goods sold as a percentage of sales.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Gross profit for the three months ended May 31, 1998 increased to $549,000 from $362,000 for the three months ended May 31, 1997. This increase is primarily due to increased sales volume and a decrease in the cost of goods sold as a percentage of sales.

For the three months ending May 31, 1998, the Company shipped 656,489 units as compared with 428,733 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars. Such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The company has experienced a decrease in the level of booking of approximately 26% for the quarter ended May 31, 1998 as compared to the same period for the previous year principally as a result of the reduction in defense spending, lower demand for the product, and lower average sales price of products sold.

Selling, general, and administrative expenses increased to $336,943 for the three months ended May 31, 1998 from $269,000 for the comparable period in 1997. During the three months ending May 31, 1998, selling, general, and administrative expenses as a percentage of sales was 16.02% as compared with 14.26% for the three months ending May 31, 1997. The increase was due primarily to increased salaries and commissions.

Operating income for the three months ended May 31, 1998 increased to $212,000 from $93,000 for the three months ended May 31, 1997. This increase is principally due to an increase in sales volume and a decrease in the cost of goods sold as percentage of sales, which was partially offset by an increase in selling, and general and administrative expenses.

The Company recorded a net other expense of $91,000 for the three months ended May 31, 1998 versus a net other expense of $63,000 for the three months ended May 31, 1997. The variance was due to decreases in the Company's other income of $9,000 as compared to $15,000 for three months ended May 31, 1998 and May 31, 1997 respectively. This was supplemented by a significant increase in the Company's imputed interest expense of $59,000 as compared to $37,000 for the three months ended May 31, 1998 and May 31, 1997 respectively. This increase was principally due to the fact that the company will be required to complete making payments of its pre-petition obligations over a shorter period of time as compared to previous periods.

Net income for the three months ended May 31, 1998 increased to $120,992 versus $30,000 for the same period in 1997. The major contributing factor to this increase was increased sales volume and a decrease in cost of goods sold as percentage of sales.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net income of $121,000 and operating income of $212,000 for the three months ended May 31, 1998. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

At May 31, 1998, February 28, 1998 and May 31, 1997 respectively, the Company had cash and cash equivalents of $713,000, $650,000 and $534,000. In June 1998, the Company paid a cash bonus to the Company's chairman, president, and chief executive officer of $296,000. For details see section 13. "Commitments and Contingencies:Employment Agreement" Form 10-KSB for the period ended February 28, 1998.

At May 31, 1998, the Company had working capital of $1,251,000 as compared with a working capital at May 31, 1997 of $1,111,000. At February 28, 1998, the Company had a working capital of $1,168,000. The approximately $83,000 change for the three months ended May 31, 1998 was due primarily to an increase in pre-paid expenses. The from year to year decrease was due primarily to a major shift from long term to short term debt on the Company's liabilities due to Palm Beach County and DEP.

Pursuant to the Plan or Reorganization, the Company is required to pay an aggregate of approximately $2,483,338 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it reduce its payments to quarterly payments of $9,000. Following discussions between the Company and the unsecured creditors committee, the Company agreed to make quarterly payments of $11,000 starting August 1997. As of May 31, 1998, the Company had paid to the unsecured creditors $115,329 of the $869,162 due. Of amounts owed to unsecured creditors $95,927 is carried as short-term debt and $1,243,840 is carried as long-term debt.

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno facility and the old Riviera Beach facilities. The costs of these assessments and remediations, estimated at $1,042,000, will be payable from the proceeds of the sale or lease of these properties. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of May 31, 1998, the Company had deposited $32,000 of the $120,000 due in accordance with the Plan into the escrow account.

For discussion regarding the status of the sale of the Riviera Beach facility, please see section 1 of "Notes to Condensed Consolidated Financial Statements."

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

The Company has satisfied all of the allowed administrative claims and allowed wage claims under the Plan of Reorganization. The Company is required to pay allowed tax claims estimated at approximately $1,830,000 (which amount is accrued in the accompanying financial statements including interest). For more information as to the Company's tax obligations and their effect on the Company's finances and prospects, reference is made to note 1(c) to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

The Company has projected that it will continue to be able to generate sufficient funds to support its ongoing operations. However, the Company must be able to renegotiate its required payments to unsecured creditors, the IRS, the DEP and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company is currently in negotiations with the unsecured creditors, the IRS, the DEP, and other taxing authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to be able to enter into a factoring arrangement or to develop other financial facilities to improve cash flow should the need arise. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, DEP or taxing authorities or obtain additional sources of capital and/or cash, or that the Company can generate sufficient cash to meet its obligations.

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

                                                         SOLITRON DEVICES, INC.

                                                         /S/ SHEVACH SARAF
                                                         -----------------
                                                         SHEVACH SARAF
                                                         CHAIRMAN,
                                                         CHIEF EXECUTIVE OFFICER
                                                         & PRESIDENT

Dated:  July 29, 1998

EXHIBIT INDEX

EXHIBIT
NUMBER                                             DESCRIPTION
-------                                           -------------
27                                                 Financial Data Schedule