Form 10QSB
period 1998-08-31
SOLITRON DEVICES INC
filed 1998-10-15
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _________ to _________
                          Commission file number 1-4978

                             SOLITRON DEVICES, INC.
--------------------------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,243,783.

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION

Item      1.  Financial Statements (unaudited):

               Condensed Consolidated Balance Sheet - August 31, 1998

               Condensed Consolidated Statements of Operations -- Three Months and Six Months Ended August 31, 1998 and 1997

               Condensed Consolidated Statements of Cash Flows -- Six Months Ended August 31, 1998 and 1997

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

Signature

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:  Pages  4 - 16



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 17 - 22

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------

                                                             AUGUST 31, 1998
                                                             ---------------
                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                 $    662,000
    Accounts receivable, less allowance
      for doubtful accounts of $34,000                           1,054,000
    Inventories                                                  2,463,000
    Prepaid expenses and other current assets                      135,000
    Due from Vector                                                 35,000
                                                              ------------

      Total current assets                                    $  4,349,000

PROPERTY, PLANT AND EQUIPMENT, net                                 557,000
NON-OPERATING PLANT FACILITIES                                   1,745,000
OTHER ASSETS                                                        82,000
                                                              ------------

                                                              $  6,733,000
                                                              ============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term debt                                $        7,000
    Current portion of accrued environmental expenses                          360,000
    Accounts payable - Post petition                                           219,000
    Accounts payable - Pre-petition, current portion                            83,000
    Accrued expenses                                                         2,366,000
    Accrued Chapter 11 administrative expense                                   51,000
                                                                        --------------

      Total current liabilities                                         $    3,086,000


LONG-TERM DEBT, less current maturities                                         10,000

OTHER LONG-TERM LIABILITIES                                                  2,536,000
                                                                        --------------
TOTAL LIABILITIES                                                       $    5,632,000


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value,
       authorized 500,000 shares,
       0 shares issued and outstanding                                             -0-

    Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 1,977,000                                         20,000

    Additional paid-in capital                                               2,618,000

    Accumulated deficit                                                     (1,537,000)
                                                                        --------------

      Total shareholder equity                                               1,101,000
                                                                        --------------

                                                                        $    6,733,000
                                                                        ==============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THREE MONTHS ENDED AUGUST 31,            SIX MONTHS ENDED AUGUST 31,
                                            1998               1997                 1998              1997
                                            ----               ----                 ----              ----

NET SALES                               $ 1,987,000      $  1,948,000             $ 4,090,000      $ 3,836,000
Cost of sales                             1,523,000         1,559,000               3,077,000        3,085,000
                                        -----------      ------------             -----------      -----------

Gross Profit                                464,000           389,000               1,013,000          751,000
Selling, general and
   administrative expenses                  315,000           289,000                 652,000          558,000
                                        -----------      ------------             -----------      -----------

Operating  income                           149,000           100,000                 361,000          193,000
                                        -----------      ------------             -----------      -----------

OTHER INCOME (EXPENSE):
   Other income                              13,000            11,000                  22,000           26,000
   Interest expense                        (140,000)          (62,000)               (229,000)        (129,000)
   Other                                     (5,000)          (11,000)                (17,000)         (21,000)
                                        -----------      ------------             -----------      -----------

 Net other expense                         (132,000)          (62,000)               (224,000)        (124,000)
                                        -----------      ------------             -----------      -----------

 Net income                             $    17,000      $     38,000             $   137,000      $    69,000
                                        ===========      ============             ===========      ===========

INCOME PER SHARE:                       $       .01      $        .02             $       .06      $       .03

WEIGHTED AVERAGE
  SHARES OUTSTANDING                      2,244,000         2,138,000               2,244,000        2,138,000



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED AUGUST 31,
                                                                          1998                  1997
                                                                          ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net profit                                                        $  137,000         $   69,000
                                                                        ----------         ----------

Adjustments to reconcile net loss to
      Net cash used in operating activities:
           Depreciation and amortization                                   106,000            111,000
           Provision for doubtful accounts                                      -0-             7,000
           (Increase) decrease in account receivable                        43,000            (10,000)
           (Increase) decrease in inventories                               30,000            (33,000)
           (Increase) in prepaid expenses
             and other current assets                                      (17,000)           (42,000)
           Decrease in due from
             S/V Microwave Products, Inc.                                   34,000             32,000
           Increase (decrease) in accounts payable                        (128,000)          (116,000)
           Increase (decrease) (in accrued expenses
             and other liabilities                                        (121,000)           109,000
           Increase (decrease) in accrued Chapter 11
             administrative expenses                                        16,000            (10,000)
                                                                        ----------         ----------

Total adjustments                                                          (37,000)            48,000
                                                                        ----------         ----------

      Net cash generated in operating activities                           100,000            117,000
                                                                        ----------         ----------

CASH FLOW FROM INVESTING ACTIVITIES:

      Proceeds from the disposal of assets, additions
      to property, plant and equipment                                     (84,000)           (41,000)
                                                                        ----------         ----------

           Net Cash used in investing activities                           (84,000)           (41,000)
                                                                        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital leases                                            (4,000)           (49,000)
                                                                        ----------         ----------

           Net cash used in financing activities                            (4,000)           (49,000)
                                                                        ----------         ----------

NET INCREASE (DECREASE) IN CASH                                             12,000             27,000

CASH AT BEGINNING OF PERIOD                                             $  650,000         $  537,000
                                                                        ----------         ----------

CASH AT END OF PERIOD                                                   $  662,000         $  564,000
                                                                        ==========         ==========

Supplemental cash flow disclosure: Interest paid during the six months ended August 31, 1998 and 1997 was approximately $229,00 and 129,000 respectively.


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

The results of operations for the three- and six-month periods ended May 31, 1998 and August 31, 1998 respectively are not necessarily indicative of the results to be expected for the year ended February 28, 1999.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

 (a) Pursuant to the Plan of Reorganization, which began in May 1995, the Company is required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. The Company continues to negotiate with its unsecured creditors to reduce its quarterly payment obligations and has proposed to those creditors that it make reduced quarterly payments of approximately $9,000. Following discussion with the unsecured creditors committee, the Company agreed to increase the level of such payments to approximately $11,000 per quarter starting August 1997. Starting August 1998, the Company agreed to increase the level of such payment to $14,000 per quarter. The Company has made 14 reduced payments plus one increased payment to its unsecured creditors. As of August 31, 1998, the Company has paid approximately $127,810 to its unsecured creditors, as opposed to the $931,245 called for under the Company's Plan of Reorganization. To date, the Company's unsecured creditors have accepted all such reduced payments, though no assurances can be made that they will continue to do so in the future or that the Company's negotiation with its unsecured creditors will be successful.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(b) The Company is now negotiating with Honeywell, the former owner of the Riviera Beach property, on a proposed site access and cleanup agreement under which Honeywell will undertake the responsibility for the environmental cleanup in exchange for a Site Access Agreement and a payment by the purchaser to Honeywell to be made at the time of closing of a proposed sale of the property. EPA is proceeding to place the property on the National Priority List (NPL) and assuming jurisdiction over the cleanup. Honeywell is now negotiating with EPA in order to complete an appropriate Administrative Order on Consent that will govern its cleanup activities.

(c) On June 19, 1998, the Company received a Letter of Intent to purchase the Riviera Beach facility from Ruckman Properties, Inc., the current owner and developer of the property located at the rear of the Company's facility at Riviera Beach. Since that time, Ruckman Properties, Inc. has submitted a contract to purchase the property subject to the following provisions.

Under the terms of the proposed property purchase agreement, Ruckman properties will assume all of the Company's outstanding real estate tax obligations with respect to this property of approximately $560,000, as well as real estate broker commission of approximately $45,000, and the Company's legal fees associated with the sale of the aforementioned facility of approximately $100,000. Ruckman Properties will also be responsible for all closing costs traditionally paid by the seller.

Under the proposed new agreement, Ruckman Properties would pay Honeywell $250,000 at the time of closing to cover the Company's cleanup obligations with respect to this property. This agreement will require Honeywell's consent that the agreed upon sum covers the Company's total cleanup obligations and Honeywell will be responsible to complete the cleanup of this property. Honeywell has made a counter-offer of $350,000. Thus, the agreement is subject to further negotiations.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(d) As disclosed in documents filed previously with the Securities and Exchange Commission, the Company is negotiating with various taxing authorities (including the Internal Revenue Service [IRS], Palm Beach County, Florida, and Martin County, Florida) to restructure its payment obligations for various back taxes. While these negotiations are pending, the Company has, in some cases, been making reduced payments to those taxing authorities. The following table indicates the approximate cumulative status of amounts due under Court Plans as of August 31, 1998:

                                                DUE                     PAID
                                            -------------           -----------
         Martin County                      $     72,000            $    8,000

         Palm Beach County                     1,034,000               332,000

         IRS                                     294,000                17,000

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

From when the Company emerged from Chapter 11 on August 30, 1993 through the fiscal year ended February 28, 1996, the Company generally experienced a positive cash flow from recurring operations; however, overall cash flow was negative due primarily to the necessity to make payments of administrative expenses and required payouts arising in connection with the bankruptcy proceedings. The foregoing resulted in a decrease in cash and cash equivalents following the Company's emergence from Chapter 11. During the fiscal years ended February 28, 1997 and February 28, 1998 and in the quarters thereafter, the Company has recorded net income from operations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the six months ended August 31, 1998, the Company's book-to-bill ratio was approximately 1.03, reflecting a slowdown in the demand for the Company's products and a lower average unit sale price. It is believed that such slowdown in the intake of orders has been the general experience of most semiconductor manufacturers who participate in the same market as the Company. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price. However, should order intake continue to decline, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. The Company's liquidity continues to be adversely effected by significant non-recurring expenses associated with the Company's pre-petition obligations, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

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

3.       ENVIRONMENTAL MATTERS:

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state, and local laws and, therefore, is subject to regulations related to their use, storage, discharge, and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

costs of remediation and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Nonetheless, the Company's policies require strict compliance with such laws and it has a policy of prompt addressment of accidental spills.

Environmental statues have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with such laws, or that the operations, business, or financial condition of the Company will not be materially adversely affected by current or future environmental laws or regulations.

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

Contemporaneously with the confirmation Order, the Company and the State of Florida Department of Environmental Protection (the "DEP") entered into a Stipulation for entry of a Consent Final Judgment in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida. The Consent Final Judgment, entered by the Court on October 21, 1993, provides that the Company would: (a) reimburse the DEP $200,000 for providing main and lateral water line extensions and property hookups to serve eight off-site properties presently impacted by the groundwater contamination emanating from the Port Salerno Site (paid as an administrative expense in accordance with the Confirmation Order); (b) remediate site soils and groundwater at and emanating from the Port Salerno site; (c) address residual soil contamination and a limited, defined "hot spot" in the groundwater at and near the north end of the Riviera Beach property; and (d) pay a final judgment of $102,860.57 to be paid to the DEP pursuant to the Plan in the manner and to the extent of the Company's payment of other unsecured creditor claims.

Pursuant to the Confirmation Order, all existing security interests on these two properties, except real estate taxes, were removed. The properties were appraised by an MAI appraiser, as if uncontaminated, at $1,950,000 for Riviera Beach and $1,650,000 for Port Salerno. Under the Plan and the Consent Final Judgment, the Company was to sell or lease the two properties and utilize the proceeds derived therefrom, together with certain insurance proceeds, to remediate both sites. All such proceeds were placed in escrow for that purpose. Any excess funds after all escrow obligations are satisfied would belong to the Company.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company's consultant has estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $356,000 for the Riviera Beach property if performed pursuant to the Consent Final Judgment. Because EPA now asserted jurisdiction of both sites, the remediation costs are likely to be more. But with reference to the Riviera Beach site, the Company may not have to incur any cost beyond a proposed payment from sales proceeds of the property if the pending negotiation for the sale of the Company is consummated. The amount of the payment is being negotiated between Honeywell's proposal of $350,000 and the prospective buyer's offer of $250,000.

The Company's position has been that further off-site exposure to third party property owners at Port Salerno is limited by its Chapter 11 proceeding solely to its obligation for extension of public water lines to an affected property as set forth in the Consent Final Judgment. It cannot now be estimated whether some future extension may be required, but the contaminated groundwater appears to move slowly and EPA, which is proceeding to remediate the property from Superfund monies, will utilize off-site recovery wells to contain its further movement, if needed.

The Company is not required to pay additional funds in excess of the schedule set forth above, except that if funds are not available in the escrow for that purpose, the Company must independently fund any further extension of public water supply lines required in the vicinity of the Port Salerno site. The Consent Final Judgment requires providing any such extension within a reasonable time. The prior payment to the state has extended the large water main to provide service to the area. The further extension would be for lateral extensions and individual property hookups.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the period of October 1995 and October 1996, the Company advised the DEP that it could pay only $1,000 per month into escrow, rather than the amounts specified in the Consent Final Judgment. Since then, the Company has paid $1,000 per month in the escrow for its two properties, the total escrow amounts for the properties as of August 31, 1998 totaling approximately $35,000. The DEP has acquiesced in this payment level.

However, during 1997, the EPA revisited the need for site evaluation at both sites and required the Company to sign site access agreements permitting the EPA to perform expanded site assessments at both sites. During 1998, EPA has initiated placement of the Port Salerno site on the National Priority List (NPL) and is proceeding to assess the extent of the contamination. It is expected that it will proceed to clean the site under Superfund authority and funding.

The Company has now entered into negotiations with the EPA to settle EPA's prospective cost claim against it that could arise from the costs the EPA incurs in cleaning the property. There can be no assurance as to the outcome of such negotiations.

The Company has provided full information of its financial condition and has advised EPA that except for the value of the Port Salerno property, it has an inability to pay such claim under the agency's ability to pay guidelines. The Company has offered to sell its property at its market value and after deducting its costs including an agreed $50,000 attorneys fees, 5% broker's fee, back taxes plus interest, and the closing costs, to pay the net proceeds of the sale in discharge of all EPA claims. EPA has offered to enter into a prospective purchaser agreement protecting a prospective purchaser from EPA's cost recovery claim and the regional counsel for the EPA is reviewing the Company's offer. There is no assurance that it will settle the Company's potential liability at this time.

In the event the property is not sold on this basis, the Company may have to await the EPA's completion of its cleanup that is likely to take several years and then negotiate a settlement of the EPA's cost claim at that time based on the Company's financial condition at that time. It is the Company's position that any cost recovery claim by EPA is barred by the Amended Order of Confirmation in Bankruptcy. Though it had knowledge of DEP's claim in Bankruptcy and that it likewise had a claim, it did not file a claim, deferring to the State DEP to file and resolve the future requirements for remediation.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

At Riviera Beach, Honeywell, Inc. is the predecessor owner and operator of the facility during a period when pollution occurred, and it is jointly and severally liable therefor to the EPA. The Company has been informed by Honeywell that it intends to enter into an administrative Order on Consent with EPA. Under such consent order, Honeywell will fully perform the cleanup of the Riviera Beach site.

To sell the Riviera Beach property, the Company needs Honeywell's cooperation and the Company is negotiating to sell the property to a prospective buyer who owns the adjacent back property. The net proceeds that would be derived from the sale, about $250,000, would be paid to Honeywell in exchange for its waiver of any claims for its cleanup activities against the buyer and the Company. There can be no assurance as to the outcome of such negotiations.

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

Since the beginning of the fiscal year, the Company has spent approximately $6,000 for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $356,000 for the Old Riviera Beach property. These costs may now increase with EPA's assertion of jurisdiction. However, Honeywell is about to undertake the Riviera Beach site cleanup and the Company expects the prospective purchaser of the site and the Company to settle any potential claims against the Company by Honeywell by making a lump sum payment to Honeywell from the purchase price in exchange for a release. Furthermore, it is the position of the Company that Honeywell's potential claim against the Company is barred by the Bankruptcy proceeding when Honeywell's claim was resolved. Approximately $1,039,000 has been accrued in the balance sheet as of August 31, 1998. The Company recorded these liabilities as $360,000 short-term liabilities and $679,000 long-term liabilities. These reservations are predicated on cleanup being performed under the existing Consent Final Judgment, which is no longer directly applicable because of EPA's assertion of jurisdiction over cleanup of both properties.

The Company is negotiating with EPA for a settlement of the Port Salerno site potential liability or cleanup costs that EPA may seek to recover against the Company. The Company is also attempting to sell the property and obtain protection from EPA for a prospective purchaser. EPA's potential cost recovery claim cannot be estimated because EPA has not yet conducted the full site and off-site assessment. However, EPA has incurred about $250,000 in costs to date according to its regional counsel.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998, the Company's quarterly report on Form 10-QSB for the period ended May 31, 1998, and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1997:

Net sales for the three months ended August 31, 1998 increased 2% to $1,987,000 as compared to $1,948,000 for the three months ended August 31, 1997. Such increase was primarily attributable to existing backlog and the ability to ship more product in accordance with customer delivery requirements. The Company's backlog of open orders increased 20.7% for the three months ended August 31, 1998 as compared to a decrease of 19.2% for the three months ended August 31, 1997. Such increase is attributable to higher demand for the Company's product.

Gross margins on the Company's sales increased to 23.35% for the three months ended August 31, 1998 in comparison to 20% for the three months ended August 31, 1997. This increase is the result of a more favorable product mix change, and a decrease in the cost of goods sold.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Gross profit for the three months ended August 31, 1998 increased to $464,000 from $389,000 for the three months ended August 31, 1997. This increase is primarily due to increased sales volume and a decrease in the cost of goods sold as a percentage of sales.

For the three months ending August 31, 1998, the Company shipped 559,012 units as compared with 467,278 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company has experienced an increase in the level of booking of approximately 63% for the quarter ended August 31, 1998 as compared to the same period for the previous year principally as a result of the changes in the rate and timing of defense spending, changes to demand for the product, and variance in average sales price of products sold.

Selling, general, and administrative expenses increased to $315,000 for the three months ended August 31, 1998 from $289,000 for the comparable period in 1997. During the three months ending August 31, 1998, selling, general, and administrative expenses as a percentage of sales was 15.85% as compared with 14.83% for the three months ending August 31, 1997. The increase was due primarily to increased salaries and commissions.

Operating income for the three months ended August 31, 1998 increased to $149,000 from $100,000 for the three months ended August 31, 1997. This increase is principally due to an increase in sales volume and a decrease in the cost of goods sold as percentage of sales, which was partially offset by an increase in selling, and general and administrative expenses.

The Company recorded a net other expense of $132,000 for the three months ended August 31, 1998 versus a net other expense of $62,000 for the three months ended August 31, 1997. This variance was due principally to a significant increase in the Company's imputed interest expense of $59,000 as compared to $37,000 for the three months ended August 31, 1998 and August 31, 1997 respectively. Because the Company will be required to complete making payments of its pre-petition obligation within 10 years of its discharge from Bankruptcy and because the Company has not paid these pre-petition obligations as quickly as required by the Bankruptcy plan, the imputed interest expense has increased and will continue to increase if the Company continues to pay its pre-petition obligation more slowly as contemplated by the plan.

Net income for the three months ended August 31, 1998 decreased to $17,000 versus $38,000 for the same period in 1997. The major contributing factor to this decrease was an increase in the level of imputed interest, which was partially offset by an increase in operating income.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SIX MONTHS ENDED AUGUST 31, 1998 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1997

Net sales for the six months ended August 31, 1998 increased by 6.6% to $4,090,000 as compared to $3,836,000 for the six months ended August 31, 1997. The Company's backlog of open orders increased 2.79% for the six months ended August 31, 1998 as compared to a decrease of 2.8% for the six months ended August 31, 1997.

Gross margins on the Company's sales increased to 24.76% for the six months ended August 31, 1998 from 19.57% for the six months ended August 31, 1997. This increase is the result of a more favorable product mix change, and a decrease in the cost of goods sold.

Gross profit for the six months ended August 31, 1998 increased to $1,013,000 from $751,000 for the six months ended August 31, 1997. This increase is primarily due to increased sales volume and a decrease in the cost of goods sold as a percentage of sales.

For the six months ended August 31, 1998, the Company shipped 1,215,501 units as compared with 896,051 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

The Company has experienced an increase in the level of bookings of approximately 18.25% for the six months ended August 31. 1998 as compared to the same period for the previous year principally as a result of the changes in the rate and timing of defense spending, changes to demand for the product, and variance in average sales price of products sold.

Selling general and administrative expenses increased to $652,000 for the six months ended August 31, 1998 from $558,000 for the comparable period in 1997. During the six months ended August 31, 1998 selling, general and administrative expenses as a percentage of sales were 15.94% as compared with 14.56 % for the six months ended August 31, 1997. The increase was due primarily to higher selling expenses and salary costs including higher sales commissions.

Operating income for the sic months ended August 31, 1998 increased to $361,000 from $193,000 for the six months ended August 31, 1997. This increase is principally due to an increase in sales volume and a decrease in the cost of goods sold as percentage of sales, which was partially offset by an increase in selling, and general and administrative expenses.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Company recorded a net other expense of $224,000 for the six months ended August 31, 1998 versus a net other expense of $124,000 for the six months ended August 31, 1997. This was principally the result of a significant increase in the Company's imputed interest expense of $117,000 as compared to $74,000 for the six months ended August 31, 1998 and August 31, 1997 respectively. Because the Company will be required to complete making payments of its pre-petition obligation within 10 years of its discharge from Bankruptcy and because the Company has not paid these pre-petition obligations as quickly as required by the Bankruptcy plan, the imputed interest expense has increased and will continue to increase if the Company continues to pay its pre-petition obligation more slowly as contemplated by the plan.

Net income for the six months ended August 31, 1998 increased to $137,000 versus $69,000 for the same period of 1997. The major contributing factor to this increase was increased level of shipments and decreased cost of goods sold as percentage of sales, which was partially offset by higher SG&A and higher imputed interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported net income of $137,000 and operating income of $361,000 for the six months ended August 31, 1998. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

At August 31, 1998, February 28, 1998 and August 31, 1997 respectively, the Company had cash and cash equivalents of $662,000, $650,000 and $564,000. The principal cash change from year to year was due primarily to profit from operations, which was offset by a decrease in inventory and an increase in accrued expenses.

At August 31, 1998, the Company had working capital of $1,263,000 as compared with working capital at August 31, 1997 of $1,140,000. At February 28, 1998, the Company had a working capital of $1,168,000. The approximately $12,000 change for the six months ended August 31, 1998 was due primarily to an increase in pre-paid expenses. The from year to year increase was due primarily to a major shift from long term to short term debt on the Company's liabilities due to Palm Beach County and DEP.

Pursuant to the Plan or Reorganization, the Company is required to pay an aggregate of approximately $2,483,338 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it reduce its payments to quarterly payments of $9,000. Following discussions between the Company and the unsecured creditors committee, the Company agreed to make quarterly payments of $11,000 starting August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. As of August 31, 1998, the Company had paid to the unsecured creditors $127,810 of the $931,245 due. Of amounts owed to unsecured creditors $83,446 is carried as short-term debt and $1,243,840 is carried as long-term debt.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno facility and the old Riviera Beach facilities. The costs of these assessments and remediations, initially estimated at $1,039,000, would be payable from the proceeds of the sale or lease of these properties. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of August 31, 1998, the Company had deposited $35,000 of the $150,000 due in accordance with the Plan into the escrow account. The Company is seeking satisfaction of this Consent Final Judgment from DEP to coincide with sales of the properties since EPA's assertion of jurisdiction overrides the basis for that Judgment. DEP has concurred in EPA's assertion of jurisdiction, which is inconsistent with its further enforcement of the obligations of the Consent Final Judgment.

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

The Company is now assessing the potential impact of the Year 2000, which concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the Year 2000 and beyond. The Company expects to complete its internal assessment and remediation procedures by December 31, 1998. The Company is currently evaluating the expected cost to be incurred in connection with the Year 2000. The Company does not have any information concerning the compliance status of its suppliers or other third parties with whom the Company interacts. However, because third party failures could have a material impact on the Company's ability to conduct business, confirmations are being requested from its suppliers to certify that plans are being developed to address Year 2000 issues.

Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. While the Company believes its Year 2000 procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, it is possible that the Company's' efforts or those of third parties with whom the Company interacts, will not be successful or satisfactorily completed in a timely fashion.

Based on modifications and conversions of software made to date and the assessment of yet to be completed modifications and conversions that have been identified at its facilities to date, the Company does not believe that contingency planning is warranted at this time. The assessment of third parties external to the Company is underway, and the results of this assessment, when completed, may reveal the need for contingency planning at a later date. The Company will regularly evaluate the need for contingency planning based on the progress and findings of the Year 2000 project.

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

                                              SOLITRON DEVICES, INC.

                                              /S/ SHEVACH SARAF
                                              ----------------------------------
                                              SHEVACH SARAF
                                              CHAIRMAN, CHIEF EXECUTIVE
                                              OFFICER & PRESIDENT

                                              SOLITRON DEVICES, INC.

                                              /S/ WILLIAM J. MUILENBURG
                                              ----------------------------------
                                              WILLIAM J. MUILENBURG
                                              CHIEF FINANCIAL OFFICER

Dated:  October 14, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

27                       Financial Data Schedule