Form 10QSB
period 1998-11-30
SOLITRON DEVICES INC
filed 1999-01-08
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                 Yes X   No ___

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,243,783.

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet - November 30, 1998

         Condensed Consolidated Statements of Operations -- Three Months and Nine Months Ended November 30, 1998 and November 30, 1997

         Condensed Consolidated Statements of Cash Flows -- Nine Months Ended November 30, 1998 and November 30, 1997

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

Signature

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements: Pages 4 - 16

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 17 - 22

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                     NOVEMBER 30, 1998
                                                     -----------------
                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                           $    757,000
    Accounts receivable, less allowance
      for doubtful accounts of $34,000                     1,282,000
    Inventories                                            2,487,000
    Prepaid expenses and other current assets                152,000
    Due from Vector                                           20,000
                                                       -------------
        Total current assets                             $ 4,698,000

PROPERTY, PLANT AND EQUIPMENT, net                           596,000
NON-OPERATING PLANT FACILITIES                             1,745,000
OTHER ASSETS                                                  82,000
                                                       -------------
                                                         $ 7,121,000
                                                       =============


                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                   $       7,000
    Current portion of accrued environmental expenses            387,000
    Accounts payable - Post petition                             485,000
    Accounts payable - Pre-petition, current portion              71,000
    Accrued expenses                                           2,507,000
    Accrued Chapter 11 administrative expense                     51,000
                                                           -------------
      Total current liabilities                            $   3,508,000

LONG-TERM DEBT, less current maturities                            8,000

OTHER LONG-TERM LIABILITIES                                    2,494,000
                                                           -------------
TOTAL LIABILITIES                                          $   6,010,000

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value,
       authorized 500,000 shares,
       0 shares issued and outstanding                                -0-

    Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 2,244,000                           22,000

    Additional paid-in capital                                 2,616,000

    Accumulated deficit                                       (1,527,000)
                                                           -------------
      Total shareholder equity                                 1,111,000
                                                           -------------
                                                           $   7,121,000
                                                           =============

                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended                    Nine Months Ended
                                       November 30,                          November 30,
                                  1998              1997                1998             1997
                                  ----              ----                ----             ----
NET SALES                     $ 1,988,000       $ 1,978,000         $ 6,078,000      $ 5,814,000
Cost of sales                   1,580,000         1,539,000           4,657,000        4,624,000
                              -----------       -----------         -----------      -----------
Gross Profit                      408,000           439,000           1,421,000        1,190,000
Selling, general and
   administrative expenses        307,000           317,000             959,000          875,000
                              -----------       -----------         -----------      -----------
Operating income                  101,000           122,000             462,000          315,000
                              -----------       -----------         -----------      -----------
OTHER INCOME (EXPENSE):
   Other income                    16,000             7,000              38,000           33,000
   Interest expense               (97,000)          (61,000)           (326,000)        (190,000)
   Other                           (9,000)          (14,000)            (26,000)         (35,000)
                              -----------       -----------         -----------      -----------
 Net other expense                (90,000)          (68,000)           (314,000)        (192,000)
                              -----------       -----------         -----------      -----------
 Net income                   $    11,000       $    54,000         $   148,000      $   123,000
                              ===========       ===========         ===========      ===========
INCOME PER SHARE:             $      .005       $       .03         $       .07      $       .06

WEIGHTED AVERAGE
  SHARES OUTSTANDING            2,244,000         2,138,000           2,244,000        2,138,000

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended November 30,
                                                            1998               1997
                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net profit                                         $  148,000         $  123,000
                                                         ----------         ----------
Adjustments to reconcile net loss to
      Net cash used in operating activities:
           Depreciation and amortization                    162,000            166,000
           Provision for doubtful accounts                      -0-              7,000
           (Increase) decrease in account receivable       (185,000)           (30,000)
           (Increase) decrease in inventories                 5,000           (221,000)
           (Increase) in prepaid expenses
             and other current assets                       (34,000)           (63,000)
           Decrease in due from
             S/V Microwave Products, Inc.                    49,000             48,000
           Decrease in other assets                             -0-              4,000
           Increase (decrease) in accounts payable          138,000            (54,000)
           Increase (decrease) (in accrued expenses
             and other liabilities                           (8,000)           328,000
           Increase (decrease) in accrued Chapter 11
             administrative expenses                         16,000             (3,000)
      (Decrease) in other long term liabilities                 -0-           (129,000)
                                                         ----------         ----------
Total adjustments                                           143,000             53,000
                                                         ----------         ----------
      Net cash generated in operating activities            291,000            176,000
                                                         ----------         ----------
CASH FLOW FROM INVESTING ACTIVITIES:
      Proceeds from the disposal of assets, additions
      to property, plant and equipment                     (178,000)           (61,000)
                                                         ----------         ----------
           Net Cash used in investing activities           (178,000)           (61,000)
                                                         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital leases                             (6,000)           (48,000)
                                                         ----------         ----------
           Net cash used in financing activities             (6,000)           (48,000)
                                                         ----------         ----------
NET INCREASE (DECREASE) IN CASH                             107,000             67,000

CASH AT BEGINNING OF PERIOD                              $  650,000         $  537,000
                                                         ----------         ----------
CASH AT END OF PERIOD                                    $  757,000         $  604,000
                                                         ==========         ==========

Supplemental cash flow disclosure: Interest paid during the nine months ended November 30, 1998 and 1997 was approximately $326,00 and $190,000 respectively.

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

The results of operations for the nine month period ended November 30, 1998 are not necessarily indicative of the results to be expected for the year ended February 28, 1999.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

(a) Pursuant to the Plan of Reorganization, which began in May 1995, the Company is required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. The Company continues to negotiate with its unsecured creditors to reduce its quarterly payment obligations and has proposed to those creditors that it make reduced quarterly payments of approximately $9,000. Following discussion with the unsecured creditors committee, the Company agreed to increase the level of such payments to approximately $11,000 per quarter starting August 1997. Starting August 1998, the Company agreed to increase the level of such payment to $14,000 per quarter. The Company has made 15 reduced payments plus one increased payment to its unsecured creditors. As of November 30, 1998, the Company has paid approximately $140,552 to its unsecured creditors, as opposed to the $993,328 called for under the Company's Plan of Reorganization. To date, the Company's unsecured creditors have accepted all such reduced payments, though no assurances can be made that they will continue to do so in the future or that the Company's negotiation with its unsecured creditors will be successful.

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

         Under the proposed agreement, Ruckman Properties would pay Honeywell $300,000 at the time of closing to cover the Company's cleanup obligations with respect to this property. This agreement will require Honeywell's consent that the agreed upon sum covers the Company's total cleanup obligations and Honeywell will be responsible to complete the cleanup of this property. Honeywell indicated its agreement to accept $300,000 during negotiations with the Company on the terms of a proposed "Response Action Agreement."

         At the conclusion of such transaction, the Company expects to receive a complete release of all of its obligations associated with the Riviera Beach facility. On December 11, 1998, Ruckman Properties advised the Company that it does not intend to proceed with such purchase of property. Immediately following such notification, the Company entered into negotiations with a second party who expressed interest in purchasing the property under terms identical to the terms outlined above. While all parties expressed interest to complete such agreement, there can be no assurance that such transaction will be completed.

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

                                            Due                   Paid

         Martin County                 $     76,000            $    8,000

         Palm Beach County                1,116,000               349,000

         IRS                                315,000                17,000

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the nine months ended November 30, 1998, the Company's book-to-bill ratio was approximately 1.083, reflecting a slowdown in the demand for the Company's products and a lower average unit sale price. It is believed that such slowdown in the intake of orders has been the general experience of most semiconductor manufacturers who participate in the same market as the Company. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price. However, should order intake continue to decline, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. The Company's liquidity continues to be adversely effected by significant non-recurring expenses associated with the Company's pre-petition obligations, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company's consultant has estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $356,000 for the Riviera Beach property if performed pursuant to the Consent Final Judgment. Because EPA now asserted jurisdiction of both sites, the remediation costs are likely to be more. But with reference to the Riviera Beach site, the Company may not have to incur any cost beyond a proposed payment from sales proceeds of the property if the pending negotiation for the sale of the Company is consummated. Both Honeywell and a prospective buyer are considering setting aside $300,000 for the purpose of such cleanup.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the period of October 1995 and October 1996, the Company advised the DEP that it could pay only $1,000 per month into escrow, rather than the amounts specified in the Consent Final Judgment. Since then, the Company has paid $1,000 per month in the escrow for its two properties, the total escrow amounts for the properties as of November 30, 1998 totaling approximately $38,000. The DEP has acquiesced in this payment level.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

To sell the Riviera Beach property, the Company needs Honeywell's cooperation and the Company is negotiating to sell the property to a prospective buyer. The net proceeds that would be derived from the sale, about $300,000, would be paid to Honeywell in exchange for its waiver of any claims for its cleanup activities against the buyer and the Company. There can be no assurance as to the outcome of such negotiations.

In all events, the position of the Company is that Honeywell's claim for cleanup and the potential claim of EPA, if asserted against the Company, are barred by the Bankruptcy Court Order. For additional discussion about the Company's effort to sell the Riviera Beach facility see "Notes to Condensed Consolidated Financial Statements (c)."

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

Since the beginning of the fiscal year, the Company has spent approximately $9,000 for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $356,000 for the Old Riviera Beach property. These costs may now increase with EPA's assertion of jurisdiction. However, Honeywell is about to undertake the Riviera Beach site cleanup and the Company expects the prospective purchaser of the site and the Company to settle any potential claims against the Company by Honeywell by making a lump sum payment to Honeywell from the purchase price in exchange for a release. Furthermore, it is the position of the Company that Honeywell's potential claim against the Company is barred by the Bankruptcy proceeding when Honeywell's claim was resolved. Approximately $1,036,000 has been accrued in the balance sheet as of November 30, 1998. The Company recorded these liabilities as $387,000 short-term liabilities and $649,000 long-term liabilities. These reservations are predicated on cleanup being performed under the existing Consent Final Judgment, which is no longer directly applicable because of EPA's assertion of jurisdiction over cleanup of both properties.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998, the Company's quarterly report on Form 10-QSB for the periods ended May 31, 1998, and August 31, 1998, the Condensed Consolidated Financial Statements, and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997:

Net sales for the three months ended November 30, 1998 increased 0.5% to $1,988,000 as compared to $1,978,000 for the three months ended November 30, 1997. Such increase was primarily attributable to existing backlog and the ability to ship more product in accordance with customer delivery requirements. The Company's backlog of open orders increased 7.3% for the three months ended November 30, 1998 as compared to a decrease of 9.8% for the three months ended November 30, 1997. Such increase is attributable to higher demand for the Company's product.

Gross margins on the Company's sales decreased to 20.51% for the three months ended November 30, 1998 in comparison to 22.2% for the three months ended November 30, 1997. This increase is the result of a less favorable product mix change, higher salaries, and higher rent.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Gross profit for the three months ended November 30, 1998 decreased to $408,000 from $439,000 for the three months ended November 30, 1997. This increase is primarily due to an increase in the cost of goods sold as a percentage of sales.

For the three months ending November 30, 1998, the Company shipped 448,980 units as compared with 574,223 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company has experienced an increase in the level of booking of approximately 26% for the quarter ended November 30, 1998 as compared to the same period for the previous year principally as a result of the changes in the rate and timing of defense spending, changes to demand for the product, and variance in average sales price of products sold.

Selling, general, and administrative expenses decreased to $307,000 for the three months ended November 30, 1998 from $317,000 for the comparable period in 1997. During the three months ending November 30, 1998, selling, general, and administrative expenses as a percentage of sales was 15.49% as compared with 16.02% for the three months ending November 30, 1997. The decrease was due primarily to variation in the mix of salaries and commissions.

Operating income for the three months ended November 30, 1998 decreased to $101,000 from $122,000 for the three months ended November 30, 1997. This decrease is principally due to an increase in sales volume offset by an increase in the cost of goods sold as percentage of sales, which was partially offset by a decrease in selling, and general and administrative expenses.

The Company recorded a net other expense of $90,000 for the three months November 30, 1998 versus a net other expense of $68,000 for the three months ended November 30, 1997. This variance was due principally to a significant increase in the Company's imputed interest expense of $59,000 as compared to $37,000 for the three months ended November 30, 1998 and November 30, 1997 respectively. Because the Company will be required to complete making payments of its pre-petition obligation within 10 years of its discharge from Bankruptcy and because the Company has not paid these pre-petition obligations as quickly as required by the Bankruptcy plan, the imputed interest expense has increased and will continue to increase if the Company continues to pay its pre-petition obligation more slowly as contemplated by the plan.

Net income for the three months ended November 30, 1998 decreased to $11,000 versus $54,000 for the same period in 1997. The major contributing factor to this decrease was an increase in the level of imputed interest, which was partially offset by an increase in operating income and higher cost of sales.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1997

Net sales for the nine months ended November 30, 1998 increased by 4.54% to $6,078,000 as compared to $5,814,000 for the nine months ended November 30, 1997. The Company's backlog of open orders increased 10.30% for the nine months ended November 30, 1998 as compared to a decrease of 7.2% for the nine months ended November 30, 1997.

Gross margins on the Company's sales increased to 23.38% for the nine months ended November 30, 1998 from 20.46% for the nine months ended November 30, 1997. This increase is the result of a more favorable product mix change, and a decrease in the cost of goods sold.

Gross profit for the nine months ended November 30, 1998 increased to $1,421,000 from $1,190,000 for the nine months ended November 30, 1997. This increase is primarily due to increased sales volume and a decrease in the cost of goods sold as a percentage of sales.

For the nine months ended November 30, 1998, the Company shipped 1,846,487 units as compared with 1,470,274 units shipped during the same period of the prior year. However, since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, management does not consider such periodic variations in the Company's volume of units shipped to be a reliable indicator of the Company's performance.

The Company has experienced an increase in the level of bookings of approximately 22.7% for the nine months ended November 30, 1998 as compared to the same period for the previous year principally as a result of the changes in the rate and timing of defense spending, changes to demand for the product, and variance in average sales price of products sold.

Selling general and administrative expenses increased to $959,000 for the nine months ended November 30, 1998 from $875,000 for the comparable period in 1997. During the nine months ended November 30, 1998 selling, general and administrative expenses as a percentage of sales were 15.79% as compared with
15.05 % for the nine months ended November 30, 1997. The increase was due primarily to higher selling expenses and salary costs including higher sales commissions.

Operating income for the nine months ended November 30, 1998 increased to $462,000 from $315,000 for the nine months ended November 30, 1997. This increase is principally due to an increase in sales volume and a decrease in the cost of goods sold as percentage of sales, which was partially offset by an increase in selling, and general and administrative expenses.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company recorded a net other expense of $314,000 for the nine months ended November 30, 1998 versus a net other expense of $192,000 for the nine months ended November 30, 1997. This was principally the result of a significant increase in the Company's imputed interest expense of $176,000 as compared to $111,000 for the nine months ended November 30, 1998 and November 30, 1997 respectively. Because the Company will be required to complete making payments of its pre-petition obligation within 10 years of its discharge from Bankruptcy and because the Company has not paid these pre-petition obligations as quickly as required by the Bankruptcy plan, the imputed interest expense has increased and will continue to increase if the Company continues to pay its pre-petition obligation more slowly as contemplated by the plan.

Net income for the nine months ended November 30, 1998 increased to $148,000 versus $123,000 for the same period of 1997. The major contributing factor to this increase was increased level of shipments and decreased cost of goods sold as percentage of sales, which was partially offset by higher SG&A and higher imputed interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported net income of $148,000 and operating income of $461,000 for the nine months ended November 30, 1998. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

At November 30, 1998, February 28, 1998 and November 30, 1997 respectively, the Company had cash and cash equivalents of $757,000, $650,000 and $604,000. The principal cash change from year to year was due primarily to profit from operations, which was offset by a decrease in inventory and an increase in accrued expenses.

At November 30, 1998, the Company had working capital of $1,190,000 as compared with working capital at November 30, 1997 of $1,182,000. At February 28, 1998, the Company had a working capital of $1,168,000. The approximately $8,000 change for the nine months ended November 30, 1998 was due primarily to an increase in pre-paid expenses. The from year to year increase was due primarily to a major shift from long term to short term debt on the Company's liabilities due to Palm Beach County and DEP.

Pursuant to the Plan or Reorganization, the Company is required to pay an aggregate of approximately $2,483,338 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it reduce its payments to quarterly payments of $9,000. Following discussions between the Company and the unsecured creditors committee, the Company agreed to make quarterly payments of $11,000 starting August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. As of November 30, 1998, the Company had paid to the unsecured creditors $140,552 of the $993,328 due. Of amounts owed to unsecured creditors $70,703 is carried as short-term debt and $1,243,840 is carried as long-term debt.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno facility and the old Riviera Beach facilities. The costs of these assessments and remediations, initially estimated at $1,039,000, would be payable from the proceeds of the sale or lease of these properties. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of August 31, 1998, the Company had deposited $38,000 of the $180,000 due in accordance with the Plan into the escrow account. The Company is seeking satisfaction of this Consent Final Judgment from DEP to coincide with sales of the properties since EPA's assertion of jurisdiction overrides the basis for that Judgment. DEP has concurred in EPA's assertion of jurisdiction, which is inconsistent with its further enforcement of the obligations of the Consent Final Judgment.

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

The Company is now assessing the potential impact of the Year 2000, which concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the Year 2000 and beyond. The Company expects to complete its internal assessment and remediation procedures by December 31, 1998. The Company is currently evaluating the expected cost to be incurred in connection with the Year 2000. The Company does not have any information concerning the compliance status of its suppliers or other third parties with which the Company interacts. However, because third party failures could have a material impact on the Company's ability to conduct business, confirmations are being requested from its suppliers to certify that plans are being developed to address Year 2000 issues.

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

                                             SOLITRON DEVICES, INC.

                                             /s/ SHEVACH SARAF
                                             -----------------------------------
                                             SHEVACH SARAF
                                             CHAIRMAN, CHIEF EXECUTIVE
                                             OFFICER & PRESIDENT

Dated:  January 5, 1999

EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
  27              Financial Data Schedule