Form 10KSB
period 1999-02-28
SOLITRON DEVICES INC
filed 1999-06-11
CIK 91668

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1999

                           Commission File No. 1-4978

                             SOLITRON DEVICES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                      22-1684144
--------------------------------------------              ----------------------
(State or other jurisdiction of organization)                 (IRS Employer
                                                          Identification Number)

              3301 ELECTRONICS WAY, WEST PALM BEACH, FLORIDA 33407
              ----------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number: (561) 848-4311

Securities registered pursuant to Section 12(g) of the Act:

     TITLE OF EACH CLASS
-----------------------------
Common Stock, $0.01 par value        Electronic Bulletin Board/Over the Counter

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

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of June 7, 1999, was approximately $1,271.690.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1999: 2,034,704 shares of common stock, par value $.01 per share.

State issuer's revenues for its most recent fiscal year:  $7,900,000.

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

PRODUCTS

Prior to the consummation of the Vector Purchase Agreement (defined) in 1993, the Company was organized into two operating divisions: the Semiconductor Division and the Microwave Division. The Semiconductor Division continues to design, manufacture and assemble bipolar and MOS power transistors, power and control hybrids, junction and Power MOSFETs, thin film resistors and other related products. Pursuant to the terms of the Vector Purchase Agreement, substantially all of the assets (other than real estate) comprising the Microwave Division and certain related liabilities were transferred to Vector, which now operates the Microwave Division as a privately-owned company, under the name of Solitron/Vector Microwave Products, Inc.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 1999 and for the fiscal year ended February 28, 1998 and (ii) contributions to the Company's total order backlog at February 28, 1999 and for the fiscal year ended February 28, 1998.

                              FISCAL YEAR  FISCAL YEAR    BACKLOG      BACKLOG
                                ENDED         ENDED         AT            AT
                               FEBRUARY      FEBRUARY     FEBRUARY     FEBRUARY
PRODUCT                        28, 1999     28, 1998      28, 1999     28, 1998
-------                        --------     ---------    ----------    --------

Power Transistor                  20%          25%           6%          10%
Hybrids                           52%          44%          64%          66%
Field Effect Transistors          13%          15%           9%          11%
Power MOSFETS                     15%          16%          21%          13%
                                 ---          ---          ---          ---
                                 100%         100%         100%         100%

The Company's backlog at February 28, 1999 and shipments for the year ended February 28, 1999 reflect demand for the Company's products as at such date and for such period. For more information see discussion on backlog. The variation in the proportionate share of each product line reflects current demand and changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

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

It is customary to subdivide active components into those of a discrete nature, and those which are non-discrete. Discrete devices contain one single semiconductor element, as opposed to integrated circuits or hybrid circuits which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A Hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company's products can be either standard devices such as catalog type items (e.g., transistors and voltage regulators) or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements.

Approximately 95% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings from the United States Government's prime contractors; the remainder are primarily JAN qualified products. The Company's semiconductor products are used as components of military, commercial and aerospace electronic equipment, such as ground and airborne radar systems, power distribution, missiles, missile control systems and spacecraft. The Company's products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter on Galileo and, most recently, to Mars on Global Surveyor and Mars Sojourner. Approximately 90% to 95% of the Semiconductor Division's sales have historically been attributable to contracts with customers whose products are sold to the United States Government. The remaining 5% of sales are for non-military, scientific and industrial applications. For the fiscal year ended February 28, 1999, approximately 90% of the Semiconductor Division's sales have been of custom made products, and the remaining 10% have been of standard or catalog products.

The following is a general description of the principal product lines manufactured by the Semiconductor Division.

POWER TRANSISTORS:
Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 150A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to market demand due to other companies (i.e., Motorola) leaving the military market. The Company also manufactures power N-Channel and P-Channel Power MOSFET transistors and is currently expanding that line. The Company is qualified to deliver products under MIL-PRF-19500.

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

The Company is certified and qualified under MIL-PRF-38534, the standards promulgated by the Defense Electronic Supply Center ("DESC"). These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-38534 requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-PRF-38534 establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assure that these types of devices will be manufactured under conditions, which have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DESC (Defense Electronics Supply Center). A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan.

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

The Company achieved MIL-PRF-38534 (formerly MIL-STD-1772) certification in October 1990 and renewed in June 1993, April 1995, and October 1997. MIL-PRF-38534 replaced MIL-STD-1772. In 1995, the Company received written notification that it has received MIL-PRF-38534 qualification. MIL-PRF-38534 qualification should continue to improve the Company's business posture by increasing product marketability. The Company is also qualified to deliver products under MIL-PRF-19500. Presently, the Company is undergoing the necessary training and updating of its procedures and systems which will allow it to obtain ISO 9001 certification.

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

Each new design is first produced on a CAD/CAE computer system. The design layout is then reduced to the desired microsize, and transferred to silicon wafers in a series of steps which include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device, single diode, or a single transistor. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using eutectic, soft solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation.

In the case of hybrids, design engineers formulate the circuit and layout designs. Ceramic substrates are then printed with gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips and capacitor chips are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins. The Company manufactures some of the hybrid packages it uses.

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

FINANCIAL INFORMATION ABOUT EXPORT SALES

Specific financial information with respect to the Company's export sales is provided in Note 11 to the Consolidated Financial Statements.

MARKETING AND CUSTOMERS

The Company's products are sold throughout the United States and abroad primarily through a network of manufacturers' representatives and distributors. The Company is represented (i) in the United States by 6 representative organizations which operate out of 16 different locations with 51 sales people and 2 stocking distributor organizations which operate out of 49 locations with 610 sales people and (ii) in the international market by 3 representative organizations in 3 countries with 5 sales people. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

On February 28, 1999, the Company had approximately 118 active customer accounts. The reduction in number of customers is principally due to consolidation in the defense industry and reduction in military spending. During the year ended February 28, 1999, Raytheon accounted for approximately 42% of net sales as compared to 40% for the year ended February 28, 1998. No other company accounted for more than 10% of net sales during the last fiscal year. Approximately 8 of the Company's customers accounted for approximately 65% of the Company's sales during the fiscal year ended February 28, 1999. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of customers will continue to decline in number, not necessarily in the level of business. The Company expects this type of customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business of the Company.

During the fiscal year ended February 28, 1999 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States

Government. Accordingly, the Company's sales may be adversely impacted by reduced Congressional appropriations and changes in national defense policies and priorities. Notwithstanding such reduced Congressional appropriations and a significant decline in military spending in recent years, the Company had a 19% increase in bookings during the fiscal year ended February 28, 1999 as compared to the previous year. There no assurance that such increase can be sustained. All of the Company's contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Western Europe and Israel, accounted for approximately 8% of the Company's net sales for each of the years ended February 28, 1999 and February 28, 1998. All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG

The Company's order backlog, which consists of semiconductor and hybrid related open and pending orders, 85% of which are scheduled for delivery within 12 months, was approximately $5,921,000 at February 28, 1999, compared to $5,323,000 as of February 28, 1998. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its entire open order backlog will be filled by February 28, 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers. The delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, the rate of booking new orders can vary significantly from month to month, and the possibility of customer changes in delivery schedules or cancellations of orders. Also, delivery times of new or non-standard products are effected by the availability of raw material, scheduling factors, manufacturing considerations and customer delivery requirements.

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations and delays in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any succeeding period. See "Management's Discussions and Analysis of Financial Conditions" and "Result of Operations" for a discussion of increased bookings for the year ended February 28, 1999 as compared to the previous year.

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

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes, and foreign competition. The Company believes that it is well regarded by its customers in the segments of the market, where competition is dependent less on price and more on product reliability and performance. The Company believes, however, that to the extent its business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, because of the decline in military orders, the number of competitors in some markets has been declining in some marketplaces, affording the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to price erosion and foreign competition. The Company has numerous competitors across all of its product lines. None of the Company's direct competitors depend on the sale of an identical component mix as their principal source of income. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company's products. A few such major competitors, (e.g., Motorola), have elected to withdraw from the military market altogether. However, there is no assurance that the company business will increase as a result. The Company competes principally on the basis of product quality, turn-around time and price. The Company believes that competition for sales of products that will ultimately be sold to the United States Government has intensified and will continue to intensify as United States defense spending continues to decrease and the Department of Defense's pushes implementation of its decision in the Summer of 1995 to purchase high-end commercial product in lieu of Mil-Spec components. The Company believes that its primary competitive advantage is its ability to produce high quality products as a result of its years of experience, its sophisticated technologies, and its experienced staff. The Company believes that its ability to produce highly reliable custom hybrids in a short period of time will give it a strategic advantage in attempting to penetrate high-end commercial markets and in selling military products complementary with those currently sold, as doing so would enable the Company to produce products early in design and development cycles. One of the Company's competitive disadvantages has been its history of delivery delays, due primarily to industry-wide tight supply of silicon wafers, semiconductor die, and packages. For the year ended February 28, 1999, the Company's on-time delivery record was 86% as compared with 75% for the year ending in February 28, 1998. The Company believes that it will be able to improve its capability to respond quickly to customer needs and deliver products on time, and that this will prove to be a competitive advantage of the Company.

EMPLOYEES

At February 28, 1999, the Company had 105 employees (as compared to 116 at February 28, 1998) of whom 65 are engaged in production activities, 7 in sales and marketing, 6 in executive and administrative capacities and 27 in technical and support activities.

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

GOVERNMENT APPROVALS

The Company received Department of Defense's DESC (Defense Electronic Supply Center) approval to supply its product in accordance with -MIL-PRF-19500, -MIL-SPD-883, and MIL-PRF--38534.

RESEARCH AND DEVELOPMENT

During recent years, the Company has not spent significant funds on research and development. This may have an adverse effect on future operations.

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

ENVIRONMENTAL COMPLIANCE

The Order of Confirmation (the "Confirmation Order") approving the Company's Amended Plan of Reorganization with First Modification (the "Plan") was issued by the Bankruptcy Court on August 19, 1993 (the "Confirmation Date"), and incorporated a plan for future remediation of the two properties of the Company dependent upon the properties being sold and the purchase price being applied to remediation costs. One property is Lot 1 (the north parcel) of the property at 1177 Blue Heron Road in the City of Riviera Beach, Florida (the "Riviera Beach Property"), and the second is its former Port Salerno facility, S.E. Cove Road, Port Salerno, Martin County, Florida (the "Port Salerno Property").

Contemporaneously with the Confirmation Order, the Company and the State of Florida Department of Environmental Protection (the "FDEP") entered into a Stipulation for entry of a Consent Final Judgment in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida. The Consent Final Judgment, entered by the Court on October 21, 1993, provided that the Company would: (a) reimburse FDEP $200,000 for providing main and lateral water line extensions and property hookups to serve eight off-site properties presently impacted by the groundwater contamination emanating from the Port Salerno Property (paid as an administrative expense in accordance with the Confirmation Order); (b) remediate site soils and groundwater at and emanating from the Port Salerno Property; (c) address residual soil contamination and a limited, defined "hot spot" in the groundwater at and near the north end of the Riviera Beach Property; and (d) pay a final judgment of

$102,860.57 to be paid to FDEP pursuant to the Plan in the manner and to the extent of the Company's payment of other unsecured creditor claims.

Pursuant to the Confirmation Order, all existing security interests on these two properties, except real estate taxes, were removed. At the time, the properties were appraised by an MAI appraiser, as if uncontaminated, at $1,950,000 for the Riviera Beach Property and $1,650,000 for the Port Salerno Property. Under the Plan and Consent Final Judgment, the Company was directed to sell or lease the two properties and utilize the proceeds derived therefrom, together with certain insurance proceeds, to remediate both sites. All such proceeds were to be placed in escrow for that purpose. Under the Plan, any excess funds after all escrow obligations were satisfied were to belong to the Company.

The City of Riviera Beach previously settled its claim with the Company for cleanup of contamination of its wellfield, except for the "hot spot" to be addressed by the Company as required by the Consent Final Judgment. The unpaid balance of the settlement amount with the City was approved in the Confirmation Order, to be paid as and to the extent provided for other unsecured creditors. After notice, no other claims were filed in the bankruptcy proceeding related to offsite groundwater contamination associated with the Riviera Beach Property, and potential claims may have been extinguished thereby.

At the time of the Plan and Consent Final Judgment, the Company's consultant estimated the costs of remediation pursuant to the Consent Final Judgment to be approximately $727,000 for the Port Salerno Property and $342,000 for the Riviera Beach Property. The consultant estimated that remediation costs could be greater, particularly if further offsite wells became contaminated in Port Salerno and the affected properties must be supplied public water by further extension of the water lines. All residents who could be potentially affected by further groundwater plume movement in Port Salerno were notified of the pendency of the bankruptcy and that claims could be filed. The claims filed, except as set forth below, have been settled. The consultant did not estimate remediation costs were the United States Environmental Protection Agency to take the lead over the cleanup.

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

The Company's position has been that further off-site exposure to third party property owners at Port Salerno is limited by its Chapter 11 proceeding solely to its obligation for extension of public water lines to the affected property. It cannot now be estimated whether some future extension may be required, but the contaminated groundwater appears to move slowly and any remediation will likely entail off-site recovery wells to contain its further movement.

Under the Plan, if funds to clean the properties were not available within 24 months of entry of the Consent Final Judgment, the Company, beginning in October 1995, was to make periodic payments into an escrow account to clean both properties based on the following schedule:

1.     Commencing on the 25th month, $5,000 per month, and
2.     Commencing on the 37th month, $7,500 per month, and
3.     Commencing on the 49th month, $10,000 per month.

Periodic funding was to have been suspended when funds available in escrow reached 125% of the estimated costs to complete remediation. The Plan does not require the Company to pay additional funds in excess of the schedule set forth above, except that if funds are not available in the escrow for that purpose, the Company must independently fund any further extension of public water supply lines in the vicinity of the Port Salerno Property. The Consent Final Judgment requires providing any such extension within a reasonable time. The prior payment to the state has extended the large water main to provide service to the area. The further extension would be for lateral extensions and individual property hookups.

In October 1995, the Company advised the FDEP that it could pay only $1,000 per month into escrow, rather than the amounts specified by the Consent Final Judgment. Since then, the Company has paid $1,000 per month into the escrow for the properties. The total escrow amounts for the properties, as of February 28, 1999 is $43,000. FDEP has acquiesced in this payment level.

Under the Plan and Consent Final Judgment, the Company's consultant undertook additional soil contamination assessment of the Riviera Beach Property and received FDEP approval of the consultant's contamination assessment report recommendation that no further soil remediation is required. Similarly, the consultant completed soil contamination assessment work at the Port Salerno Property and FDEP agreed with the consultant's submitted data and analysis that no further soil remediation is required.

Despite the Plan and Consent Final Judgment and the Company's repeated efforts to negotiate a deferral of action by the United States Environmental Protection Agency ("USEPA") to allow the Company to sell the properties, the USEPA re-evaluated the Riviera Beach and Port Salerno properties for potential listing on the Superfund National Priority List ("NPL"). During 1997, USEPA required the Company to sign site access agreements permitting USEPA to perform expanded site assessments at the properties. The Company was able to secure a 90-day deferral of further NPL listing evaluation in an attempt to allow prospective purchasers to complete due diligence on the properties. USEPA subsequently published notice of its proposal to list the Port Salerno Property on the NPL and listed it on July 27, 1998. By letter dated June 16, 1998, USEPA required the Company to consent to allow USEPA access to the Riviera Beach Property to complete a Remedial Investigation. By letter dated September 8, 1998, USEPA notified the Company that it would not defer cleanup of the Riviera Beach Property to a FDEP lead. USEPA stated, however, that it would defer listing the Riviera Beach Property on the NPL if prior owner/operator Honeywell, Inc. agreed to proceed with and fund a USEPA-lead voluntary Superfund cleanup. USEPA expressed willingness to negotiate a prospective purchaser agreement with any purchaser interested in redeveloping the Riviera Beach or Port Salerno properties.

USEPA is currently conducting a fund lead Remedial Investigation/Feasibility Study (RI/FS) of the Port Salerno Property. The Company has signed consent to access and is cooperating with the agency. USEPA anticipates completing the RI/FS during the year 2000. USEPA and Martin County are evaluating any impact to off-site private drinking water wells.

USEPA has completed a draft Remedial Investigation and Baseline Risk Assessment for the Riviera Beach Property. Honeywell, Inc. has signed an Administrative Order on Consent to perform the Feasibility Study for the Riviera Beach Property. The Company has signed for purposes of granting USEPA and Honeywell access. Honeywell is the predecessor owner and operator of the property during a period when pollution occurred and is therefore jointly and severally liable to USEPA. Honeywell's remedial action Feasibility Study (FS) may be completed in 1999. At that time, USEPA will propose a plan of action to the community, to clean up the contamination. A public meeting will be held and comments on the proposed plan will be accepted. Based on the comments, USEPA may or may not revise the plan and prepare a remedial action Record of Decision (ROD). USEPA expects to sign a ROD for the Riviera Beach property before January 2000. Due to the nature of ground water contamination sites in Florida, cleanup is expected to take decades.

The Company has entered into negotiations with USEPA to settle USEPA's cost claims against it arising from the costs USEPA incurs in remediating or overseeing the remedial activities of others in connection with the properties. There can be no assurance as to the outcome of such negotiations. The Company has provided full information of its financial condition and has asked that except for the value of the properties upon sale, it has an inability to pay any USEPA claim under the Superfund's ability to pay mechanism.

The Company offered to sell the properties at market value and after deducting its costs including $125,000 attorneys fees associated with the Riviera Beach Property and $75,000 attorneys fees associated with the Port Salerno Property, 5% broker's fee, back taxes plus interest, and the closing costs, to pay the net proceeds of the sales to USEPA to discharge all USEPA claims. USEPA has agreed to consider entering into prospective purchaser agreements protecting the property purchasers from USEPA cost recovery claims and third party contribution claims, but is not willing to deduct legal fees of more than $25,000 and $20,000 from the Riviera Beach and Port Salerno properties, respectively. Since this leaves the Company no way to pay its legal fees to its outside environmental counsel, that counsel has had to withdraw from the legal representation. The Company is currently seeking a new environmental consul.

Currently, the Riviera Beach Property is under contract with National Land Company ("NLC") for market value of approximately $1,000,000. USEPA is currently negotiating a prospective purchaser agreement with NLC, subject to appropriate deductions from the purchase price paid to USEPA, for back property taxes and interest, legal fees in the amount of $25,000, 5% broker's fee, and closing costs. Under these terms, NLC would pay USEPA $419,000 in net purchase proceeds. USEPA is also seeking to have the environmental escrowed monies relating to the Riviera Beach Property paid over to it by FDEP and the Company to defray its cleanup costs. USEPA believes that it can compel Honeywell to complete the cleanup of the Riviera Beach Property.

USEPA counsel had advised Solitron's counsel that once a prospective purchaser agreement is signed, the property is sold, and USEPA receives the proceeds ($419,000) plus approximately $20,000 from the Riviera Beach escrow account, USEPA will issue the Company and Honeywell a letter stating that it will not hold them liable for any additional past response costs for the Riviera Beach site. However, until the prospective purchaser agreement is signed by both the USEPA and the prospective buyer and the sale is consummated, there can be no guarantee that such transaction and release will take place.

USEPA advised the Company that it is unwilling to resolve its past and future cleanup costs in relation to the Port Salerno site under the ability to pay mechanism until the Port Salerno property is sold.

It is the Company's position that any USEPA cost recovery claims are discharged in the prior bankruptcy and that USEPA is bound by the terms of the remediation approved under the Amended Order of Confirmation in Bankruptcy. Though USEPA received notice of Solitron's Bankruptcy, had knowledge of FDEP's claim and participation in the Bankruptcy, and that it likewise had already incurred costs to investigate the properties, USEPA did not file a claim in the Bankruptcy, apparently deferring to FDEP's claims regarding the remediation of the properties. USEPA does not agree with the Company's conclusion that its claims have been discharged in the bankruptcy.

It is the Company's position that its legal exposure to Honeywell for contribution to cleanup costs has been resolved in the bankruptcy, since Honeywell's claims were filed and resolved in bankruptcy.

The Company's former facility in Jupiter, Florida was sold to Philips Electronics in 1982. In 1995 the Jupiter facility was the subject of a preliminary assessment by the USEPA. After its investigation, USEPA deferred any further remedial action to an FDEP lead. The Company's environmental legal counsel has been advised that this facility is being remediated and such remediation will be completed under a consent order with FDEP. By letter dated May 17, 1999, Philips put the Company on notice that it will seek to exercise its indemnity rights against the Company under the 1982 purchase and sale agreement. It is the Company's position that Philips' notice of and participation in the prior bankruptcy has discharged Philips' claims. For a further description of the Company's environmental issues, refer to "Item 1 - Business - Bankruptcy Proceedings" and to Note 12 of the accompanying Consolidated Financial Statements.

During the fiscal year ended February 28, 1999, the Company has spent approximately $13,000 for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno property and $342,000 for the Old Riviera Beach property. Approximately $1,032,000 has been accrued in the balance sheet as of February 28, 1999. The Company recorded these liabilities as $413,000 short-term liabilities and $619,000 long-term liabilities. These reservations are predicated on cleanup being performed under the existing Plan and Consent Final Judgment.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

         (a) On February 28, 1993, pursuant to a Purchase Agreement, dated October 5, 1992, as amended (the "Vector Purchase Agreement"), the Company transferred to Vector Trading and Holding Corporation ("Vector") (the successor in interest to the Company's former primary lender, First Union National Bank ("First Union")) substantially all of the assets, other than real estate, comprising the Company's Microwave Division and certain related liabilities. Pursuant to the terms of the Vector Purchase Agreement: (i) Vector subleases approximately 30% of the Company's facilities in West Palm Beach, Florida, for a period ending December 31, 2001 at an annual rate that started at approximately $50,000 during the first year and increases to approximately $150,000 in the last four years, with aggregate remaining payments of approximately $556,000 (the "Sublease"); (ii) the Company assigned to Vector insurance proceeds of approximately $5.4 million from National Union Fire Insurance Company stemming from a 1991 fire in the Company's hybrid department; (iii) the Company and Vector entered into mutual non-competition agreements for a period of five years, pursuant to which neither will compete in the United States with respect to the types of products produced by the other as of the date of the Vector Purchase Agreement; (iv) the Company entered into a Shared Services and Equipment Agreement (the "Shared Services Agreement") with Vector, pursuant to which it is estimated that Vector will pay Solitron approximately $55,000 per year for eight years in exchange for, among other things, (a) the Company's allowing Vector to use certain of the Company's equipment, (b) the Company's providing to Vector certain services and (c) Vector's reimbursing or paying the Company (in pro rata quarterly installments through approximately the end of 1998) an aggregate of approximately $210,000 in personal property taxes paid by the Company on the assets transferred to Vector. As of February 1999, Vector had completed making these payments in full.

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

         (c) Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more discussion see Management's Discussion and Analysis). The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000, a level of payment which was maintained until February 28, 1997. Following discussion with the unsecured creditors committee, the Company agreed to increase the level of such payments to approximately $11,000 per quarter starting August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. To date, the Company made 17 of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period March 1, 1995 through February 28, 1999 in the aggregate amount of approximately $191,000 of the approximately $946,000 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim (as described below in (j) below) and the Company's acquisition of the unsecured claim of Argo Partners, Inc. (as described below in (o) below), it is presently estimated that there are an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company carries its debt to its unsecured creditors as $129,000 in short-term debt and $1,173,000 in long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000.

         (d) In March 1995, the Company entered into negotiations with its unsecured creditors, Palm Beach County, Martin County and FDEP in order to modify the schedule of payments as prescribed by its Plan of Reorganization. These negotiations continue. There can be no assurance that these negotiations will be successful.

         (e) Beginning on the date the Company's net after tax income exceeds $500,000, the Company will be obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector participants and their successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector participants and their successors (the "Profit Participation").

         (f) The Company transferred to First Union the real property known as the New Riviera Beach Facility and granted First Union a non-exclusive perpetual easement for the use of approximately 125 parking spaces on the adjacent real property owned by the Company known as the Old Riviera Beach Facility. First Union has claimed that the Company is obligated to pay approximately $110,000 in 1993 real property taxes with respect to the New Riviera Beach Facility that accrued prior to such transfer as well as the cost of removing personal property from and cleaning the New Riviera Beach Facility. The Court denied First Union's motion during fiscal year 1995. See "Item 2 - Properties".

         (g) Following the Effective Date and consistent with the Consent Final Judgment with FDEP, the Company has performed environmental soils assessments and is required to remediate the Riviera Beach Property and the Port Salerno Property. The foregoing stems from the environmental contamination of these properties. Under the Plan, the monies to be utilized to fund these assessments and remediations are to be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan, unless approved by the FDEP, neither the Riviera Beach Property nor the Port Salerno Property can be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its then appraised value or (ii) the estimated cost of its remediation. The Plan also required that to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, the Company will escrow monthly amounts beginning on the 25-month anniversary of the Effective
Date: (i) year 1 - $5,000 per month; (ii) year 2- $7,500 per month; (iii) year 3
- $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company notified FDEP that it could not meet this payment schedule and with FDEP's acquiescence the Company is making payments of $1,000 per month and expects to remain on this payment schedule until the properties are sold. As of February 28, 1999, of the $120,000 due according to the Plan, the Company has deposited $43,000 in the required escrow accounts. Additionally, $42,000 in proceeds from an insurance settlement was released from escrow and has been utilized to investigate the extent to which the soils at the Riviera Beach and Port Salerno properties require remediation. Following testing, a determination has been made by FDEP that the soils at the Riviera Beach and Port Salerno properties need no further remediation. Under the Plan, any excess of such sale and lease proceeds over remediation costs was to be returned to the Company. However, no excess is now anticipated. See "Item 2." - Properties" for a description of these facilities. The Company's financial statements reflect liabilities of $1,032,000 relating to the foregoing assessment and remediation obligations. This best estimate of cleanup costs by the Company's environmental consultants is based on the assumption that the Plan and Consent Final Judgment will be implemented. Moreover, if the Company defaults under the Consent Final Judgment, the FDEP may assert a natural resource claim against the Company, the amount of which (if any) would be determined by a court of competent jurisdiction. Given USEPA's assertion of jurisdiction over the properties, the Company cannot give any assurance that actual remediation costs will not exceed the estimate based on compliance with the Plan. For a more definitive description of environmental matters pertaining to the Riviera Beach and Port Salerno properties, please refer to the Consent Final Judgment and the Environmental Compliance Section hereof. Because of the uncertainties of how USEPA will proceed with cleanup of the properties and resolution of the Company's ability to pay application, total costs to the Company cannot be estimated now. See Environmental Compliance Section for further discussion of USEPA's assertions of jurisdiction over the properties.

         (h) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,861,000 (which amount is accrued in the consolidated financial statements and this amount includes accrued interest). The Company was required to begin making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is negotiating with Palm Beach County on restructuring the stream of payments. The Company entered into an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The Company is negotiating with Martin County on restructuring the payment schedule. During January 1995, the amount of allowed tax claims payable to the IRS was determined to be $401,000. On August 21, 1998, the Company paid in full its 1980 tax obligation plus interest. The Company also completed making payments to the IRS for its 1987 tax obligations plus interest on March 30, 1998.

The State of California Franchise Tax Board claim has been quantified by the Court on November 30, 1995 to be $680,179.35 and it is treated as an unsecured claim.

The Company has not been making payments to Palm Beach County or to Martin County. It is anticipated that the Martin County tax claim will be paid in full with the sale of the Port Salerno property. It is anticipated as well that the Palm Beach County Tax claim will be paid with the sale of the Riviera Beach property. The following table indicates the approximate cumulative status of amounts due under Court Plans as of February 28, 1999:

                                       DUE TO DATE              PAID
                                       -----------            --------
             Martin County              $ 78,000              $  7,957

             Palm Beach County          $870,000              $280,145

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

         (i) Solitron rejected substantially all of its pre-petition executory contracts (including its outstanding stock option agreements except those with Shevach Saraf, Solitron's Chairman of the Board, Chief Executive Officer, President and Treasurer), except for certain contracts with distributors, sales representatives, lessors of equipment, customers, suppliers and the lessor of its West Palm Beach, Florida facility, and the Sublease with Vector, the Shared Services Agreement with Vector and the Employment Agreement with Mr. Saraf.

ITEM 2.  PROPERTIES

During fiscal 1993, the Company consolidated all of its manufacturing operations and its corporate headquarters to an existing facility (approximately 70,000 square feet, of which approximately one-third is being subleased to Vector) in West Palm Beach, Florida. The Company has leased the facility for a term ending in 2001. The Company believes that its facilities in West Palm Beach, Florida will be suitable and adequate to meet its requirements for the foreseeable future. Pursuant to the Plan of Reorganization, the Company transferred to First Union its 150,000 square foot facility in Riviera Beach, Florida that, prior to August 30, 1992, housed the Company's executive offices and 137,000 square feet of manufacturing space occupied by the Semiconductor Division (i.e., the New Riviera Beach Facility). Pursuant to the terms of the Plan of Reorganization, the Company granted First Union a non-exclusive perpetual easement on approximately 125 parking spaces at the Old Riviera Beach Facility. First Union has claimed that the Company is required to pay an aggregate of approximately $110,000 in 1993 real property taxes with respect to the New Riviera Beach Facility that arose prior to transfer. First Union filed a motion with the Bankruptcy Court with respect to this issue. Such motion was denied during fiscal year 1995.

The Company owns a 78,000 square foot facility (the "Old Riviera Beach Facility") within the same complex as the New Riviera Beach Facility. The Company's Old Riviera Beach facility is currently vacant. This facility (the Riviera Beach Property) is under contract for sale as set forth in the Environmental Compliance Section.

The Company also owns the Port Salerno Property, which consists of a 42,000 square foot building and 23 acres of undeveloped land located in Port Salerno, Florida. On July 27, 1992, the USEPA listed this property on the National Priority List (NPL) for cleanup using monies from its Superfund and is contending that the Company is liable for its response costs. The Company has a pending ability to pay application before USEPA. The detail of the Company and USEPA's positions is set forth in the Environmental Compliance Section.

ITEM 3.  LEGAL PROCEEDINGS

Other than the Bankruptcy Proceedings (as described in "Item 1" - Business") and the following matters, the Company is not aware of any other material legal proceedings to which it is a party.

INTERNAL REVENUE SERVICE TAX CLAIM

On August 21, 1998, the Company paid all of its 1980 tax obligation plus interest and as of March 30, 1999, it completed making payments for its 1987 tax obligation plus interest to the Internal Revenue Service. On April 18, 1999 the IRS issued the certificate of release of the Federal Tax Lien for the 1987 tax obligation.

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

The following table sets forth for the periods indicated, high and low bid information of the Common Stock. The prices set forth below reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

                      FISCAL YEAR ENDED               FISCAL YEAR ENDED
                      FEBRUARY 28, 1999               FEBRUARY 28, 1998
                     ------------------              -------------------
                      HIGH         LOW                HIGH         LOW

First                $0.4375     $0.1750             $0.3125     $0.1562
Second               $0.4375     $0.1250             $0.1562     $0.125
Third                $0.4687     $0.2812             $0.4688     $0.125
Fourth               $0.3750     $0.1250             $0.3125     $0.125

As of February 28, 1999 and February 28, 1998, there were approximately 4,189 and 4,239 holders of record of the Company's Common Stock, respectively. On February 28, 1999, the last sale price of the Common Stock as reported on the Electronic Bulletin Board was $0.2187 per share.

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

The following table is included solely for use in comparative analysis of income
(loss) before extraordinary items to complement Management's discussion and analysis:


                                                                 (DOLLARS IN THOUSANDS)
                                                                YEAR ENDED FEBRUARY 28
                                                                1999               1998
Net Sales                                                      $7,900            $ 7,860
Cost of sales                                                   6,009              5,930
Gross profit                                                    1,891              1,930
Selling, general and administrative expenses                    1,279              1,447
Operating income                                                  612                483
Interest expense                                                  (49)               (90)
Interest expense on unsecured creditors claims                   (105)              (148)
Write down of non-operating facilities and related expenses       (25)               (45)
Interest income                                                    35                 28
Other, net                                                          8                 47
Net income                                                    $   476            $   194


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

LIQUIDITY AND CAPITAL RESOURCES

During the last several fiscal years, the Company has generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on the Company's products, significant expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 28, 1999 and February 28, 1998, the Company recorded net income of $476,000 and $194,000 respectively.

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

The Company has incurred modest income from operations of approximately $612,000 for the fiscal year ended February 28, 1999 and has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations.

The Company has projected that it will continue to be able to generate sufficient funds to support its ongoing operations. However, the Company must be able to renegotiate its required payments to unsecured creditors, the USEPA, the FDEP and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company is currently in negotiations with the unsecured creditors, the USEPA, the FDEP, and taxing authorities in an attempt to arrive at reduced payment schedules. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, USEPA, FDEP or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

At February 28, 1999 and February 28, 1998 respectively, the Company had cash and cash equivalents of $784,000 and $650,000. The principal cash change was due to managing disbursements and permitting the liabilities to rise.

At February 28, 1999, the Company had working capital of $1,340,000 as compared with a working capital at February 28, 1998 of $1,168,000.

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more discussion see Management's Discussion and Analysis). The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000. Following discussion with the Company's unsecured creditor, the Company started to make quarterly payments of $11,000 in August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. The Company made 17 of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period March 1, 1995 through February 28, 1999 in the aggregate amount of approximately $191,000 of the approximately $946,000 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim and the Company's acquisition of the unsecured claim of Argo Partners, Inc., it is presently estimated that there are an aggregate of approximately $7,095,000 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. The Company carries its debt to its unsecured creditors as $129,000 in short-term debt and $1,173,000 as long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000.

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

Despite the Plan and Consent Final Judgment and the Company's repeated efforts to negotiate a deferral of action by the United States Environmental Protection Agency ("USEPA") to allow the Company to sell the properties, the USEPA re-evaluated the Riviera Beach and Port Salerno properties for potential listing on the Superfund National Priority List ("NPL"). USEPA subsequently published notice of its proposal to list the Port Salerno Property on the NPL and listed it on July 27, 1998. By letter dated September 8, 1998, USEPA notified the Company that it would not defer cleanup of the Riviera Beach Property to a FDEP lead. USEPA stated, however, that it would defer listing the Riviera Beach Property on the NPL if prior owner/operator Honeywell, Inc. agreed to proceed with and fund a USEPA-lead voluntary Superfund cleanup. USEPA expressed willingness to negotiate a prospective purchaser agreement with any purchaser interested in redeveloping the Riviera Beach or Port Salerno properties. Honeywell has executed an administrative Order on Consent to perform the next phase of remediation, the remedial action Feasibility Study. Until the properties have been sold, USEPA has decided how to remediate them, and the Company's ability to pay application has been ruled on by USEPA, it is not possible to quantify the Company's contingent liability to USEPA. For further discussion of environmental liabilities see "Environmental Compliance" and "Properties" sections.

USEPA counsel had advised Solitron's counsel that once a prospective purchaser agreement is signed, the property is sold, and USEPA receives the proceeds ($419,000) plus approximately $20,000 from the Riviera Beach escrow account, USEPA will issue the Company and Honeywell a letter stating that it will not hold them liable for any additional past response costs for the Riviera Beach site. However, until the prospective purchaser agreement is signed by both the USEPA and the prospective buyer and the sale is consummated, there can be no guarantee that such transaction and release will take place.

The Company's former facility in Jupiter, Florida was sold to Philips Electronics in 1982. In 1995 the Jupiter facility was the subject of a preliminary assessment by the USEPA. After its investigation, USEPA deferred any further remedial action to an FDEP lead. The Company's environmental legal counsel has been advised that this facility is being remediated and such remediation will be completed under a consent order with FDEP. By letter dated May 17, 1999, Philips put the Company on notice that it will seek to exercise its indemnity rights against the Company under the 1982 purchase and sale agreement. It is the Company's position that Philips' notice of and participation in the prior bankruptcy has discharged Philips' claims.

Pursuant to the Plan of Reorganization, beginning on the date the Company's net after tax income exceeds $500,000, the Company will be required to pay (on an annual basis) certain pre-petition creditors 5% of net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 in such payments.

The Company's lease payments (less sublease payments from Vector) for its facilities in West Palm Beach, Florida will increase each year from approximately $255,000 during the current fiscal year in accordance with specified cost of living increases (which shall be no less than 3% nor more than 5% per year).

The Company has satisfied all of the allowed administrative claims and allowed wage claims under the Plan of Reorganization. The Company is required to pay allowed tax claims (to the Internal Revenue Service, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,810,000 (which amount is accrued in the accompanying financial statements including interest). The Company is required to make quarterly payments of allowed tax claims to Palm Beach County according to the following schedules: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is required to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. On August 21, 1998 the Company paid all of its 1980 tax obligation plus interest to the Internal Revenue. The Company is now negotiating with Palm Beach County, and Martin County to modify these payment plans.

The following table indicates the approximate cumulative status of amounts due under Court Plans a of February 28, 1999:

                                   DUE TO DATE              PAID
                                   -----------           ---------

         Martin County              $  78,000            $   7,957

         Palm Beach County          $ 870,000            $ 280,143

         IRS                        $ 252,000            $  91,870


Based upon (i) Management's best information as to current national defense priorities, future defense programs, as well as Management's expectations as to future defense spending; (ii) the market trends signaling a continued slowdown and soft level of booking and a renewed price erosion, and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that its operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, based on these factors and at the current bookings, prices, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in continuous negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that, if the volume and prices of product sales continues as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 1999, the Company's net bookings were $8,498,000 in new orders as compared with $7,160,000 for the year ended February 28, 1998, an increase of 19%. The Company's backlog increased to $5,921,000 at February 28, 1999 as compared with $5,323,000 as of February 28, 1998, an 11% increase.

FUTURE PLANS

To lessen the Company's current liquidity problems, the Company plans to (a) continue improving operating efficiencies; (b) further reduce overhead expenses;
(c) develop off-shore manufacturing capability utilizing strategic partners and/or sub-contractors; (d) develop alternative lower cost packaging technologies. Also, the Company intends to identify lower cost base assembly partners in the Asia-Pacific region, thus enhancing the Company's competitive position while reducing costs.

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

YEAR 2000

The Year 2000 computer problem, commonly referred to as the Y2K, creates a risk for the Company and therefore the Company makes the following Year 2000 readiness disclosure. An adverse impact on operations could occur if computer systems do not correctly recognize date information when the year changes to 2000. The Company's risk exists in the following areas: (1) systems used by the Company to run its business and (2) systems used by suppliers and service providers.

The Company has attempted to obtain assurances of Year 2000 readiness from suppliers and service providers. The Company will continue to obtain such assurances for future internal systems, equipment, and facilities. In addition, we will continue to monitor, including performing additional testing, as appropriate, the Year 2000 readiness status of previous obtained equipment, internal systems, and facilities. Noncompliant systems, equipment, or facilities are expected to be replaced or upgraded in a timely manner prior to December 31, 1999. The Company has not identified alternative remediation strategies if replacement or upgrade is not feasible, but will continue to reevaluate the need for alternative remediation strategies and contingency plans as warranted by further risk analysis. For internal system Year 2000 noncompliance issues identified to date and expected throughout 1999, the cost of upgrade or replacement is not expected to be material to operating results. However, if significant, new noncompliance issues are subsequently identified, and replacement or upgrade is delayed beyond December 31, 1999, operating results could be materially adversely affected.

The Company has limited material relationships with suppliers whose inability to provide products or services would have a material adverse impact on operating results. Suppliers where such material relationships do exist appear to be limited to those utilities (e.g. phone service, public service) whose inability to provide service could materially affect all business entities. The Company has and will continue to monitor their Year 2000 efforts and will develop contingency plans as appropriate.

In order to evaluate the above risks, implement any necessary remediations in the future, and provide risk reevaluations and continued appropriate monitoring activities, the Company has designated appropriate individuals within the organization to be responsible for Year 2000 issues. The Company will continue to assess the need for additional year 2000 readiness personnel as appropriate.

The Company's computer operating system and business software package have been updated and, when tested on December 1998, found to be Y2K compliant. The Company expects all of its internally written custom reports to be Y2K compliant by July 31, 1999. As of April 30, 1999, fifty percent of such reports had been updated and tested or have no Y2K impact. Having these custom management reports updated to Y2K is not considered to be mission critical

In addition, the Company has contacted all of its business partners (i.e., services provider and raw material suppliers), and found that all of them are Y2K compliant or plan to be compliant by the 3rd quarter of 1999. Based on the currently available information, the Company does not anticipate any interruption to its ability to continue conducting business. However, the Company does not have control over such third parties and a failure of third parties to be Y2K compliant could have a material impact on the Company's ability to conduct business. Thus, the Company will continue to seek confirmation and updates from its business partners to certify that they addressed or will address year 2000 issues.

The cost of updating and testing the Company's year 2000 compliance has been expensed as part of its operating expenses and was not material.

RESULTS OF OPERATIONS

1999 VS. 1998
Net sales for the fiscal year ended February 28, 1999 increased by 0.5% to $7,900,000 versus $7,860,000 during the fiscal year ended February 28, 1998. This small increase was primarily attributable to strong backlog and the ability to ship more. Bookings were higher than sales by 7.5%; thus, the backlog increased from $5,323,000 as of February 28, 1998 to $5,921,000 as of February 28, 1999.

During the year ending February 28, 1999, the Company shipped 2,462,221 units as compared with 2,234,193 units shipped during the year ending February 28, 1998. It should be noted that since the Company manufacturers a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company has experienced a increase in the level of bookings of 19% for the year ended February 28, 1999 as compared to the previous year principally as a direct result a shift in customer demand for the Company's products.

During the year ending February 28, 1999, the Company's gross margins were 24% as compared to 25% for the year ending February 28, 1998. The small decrease was primarily due to a broad base increase of cost of goods sold associated primarily with a change in product mix.

During the year ending February 28, 1999, selling, general and administrative based expenses as a percentage of sales were 16% as compared with 18% for the year ending February 28, 1998. Selling, General and Administrative expenses decreased 13% to $1,260,000 for the fiscal year ended February 28, 1999 from $1,447,000 for the fiscal year ended February 28, 1998. The decrease was due primarily to lower payroll and bonus awards which were somewhat offset by higher selling expenses.

Total interest expense decreased from $238,000 for the fiscal year ended February 28, 1998 to $208,000 for the fiscal year ended February 28, 1999 primarily due to lower imputed interest.

Item 7.  FINANCIAL STATEMENTS

         Index to Consolidated Financial Statements

                                                                            PAGE

            Independent Auditor's Report                                   23-24

            Consolidated Balance Sheet as of February 28, 1999                25

            Consolidated Statements of Income
              for the years ended February 28, 1999 and February 28, 1998     26

            Consolidated Statements of Stockholders'
            Equity for the years ended February 28, 1999
            and February 28, 1998                                             27

            Consolidated Statements of Cash Flows for the years
            ended February 28,1999 and February 28, 1998                      28

            Notes to Consolidated Financial Statements                     29-41

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Solitron Devices, Inc.:

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and Subsidiaries as of February 28, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. and Subsidiaries as of February 28, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has certain obligations resulting from its settlement with unsecured creditors and with taxing authorities, the present terms of which the Company is unable to meet, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Goldstein Golub Kessler LLP
New York, New York
May 14, 1999, except for the second paragraph of Note 12 as to which the date is June 4, 1999 and 22nd paragraph of Note 12 as to which the date is May 17,1999.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Solitron Devices, Inc.:

We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of Solitron Devices, Inc. and Subsidiaries for the year ending February 28,1998. Our audit also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and schedule are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. and Subsidiaries for the year ended February 28, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Millward & Co., CPAs
Fort Lauderdale, Florida
May 26, 1998

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 1999
ASSETS
    CURRENT ASSETS:
      Cash                                                                        $   784,000
      Accounts receivable, less allowance for doubtful accounts of $11,000          1,112,000
      Inventories                                                                   2,737,000
      Prepaid expenses and other current assets                                       119,000
      Due from Vector                                                                   3,000
                                                                                  -----------
         Total current assets                                                     $ 4,755,000
                                                                                  -----------

PROPERTY, PLANT AND EQUIPMENT, net                                                    587,000
NON-OPERATING PLANT FACILITIES, net of cost to dispose                                     -0-
OTHER ASSETS                                                                           83,000
                                                                                  -----------
                                                                                  $ 5,425,000
                                                                                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Current maturities of long-term debt                                        $     7,000
      Current portion of accrued environmental expenses                               413,000
      Accounts payable-Post-petition                                                  600,000
      Accounts payable-Pre-petition, current portion                                  129,000
      Accrued expenses                                                              2,229,000
        Accrued Chapter 11 administrative expense                                      37,000
                                                                                  -----------
             Total current liabilities                                            $ 3,415,000
                                                                                  -----------

LONG-TERM DEBT, less current maturities                                                 7,000
OTHER LONG-TERM LIABILITIES, net of current portion, net of cost to dispose
         of non-operating facilities                                                  561,000
                                                                                  -----------
TOTAL LIABILITIES                                                                 $ 3,983,000
                                                                                  ===========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized 500,000 shares,  none  issued          --
      Common stock, $.01 par value, authorized 10,000,000 shares,
         2,034,704 shares issued and outstanding                                       20,000
      Additional paid-in capital                                                    2,618,000
      Accumulated deficit                                                          (1,196,000)
                                                                                  -----------
             Total stockholders' equity                                             1,442,000
                                                                                  -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 5,425,000
                                                                                  ===========

   The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.


                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       FOR THE YEAR       FOR THE YEAR
                                                           ENDED             ENDED
                                                       FEBRUARY 28,       FEBRUARY 28,
                                                          1999               1998
                                                       -----------        -----------
Net sales                                              $ 7,900,000        $ 7,860,000
Cost of sales                                            6,009,000          5,930,000
                                                       -----------        -----------
Gross profit                                             1,891,000          1,930,000
Selling, general and administrative expenses             1,279,000          1,447,000
                                                       -----------        -----------
Operating income                                           612,000            483,000

Other income (expense):

      Writedown of non-operating facilities
            and related expenses                           (25,000)       $   (45,000)
      Interest expense                                     (49,000)           (90,000)
      Interest expense on unsecured creditors claim       (105,000)          (148,000)
      Interest income                                       35,000             28,000
      Other, net                                             8,000            (34,000)
                                                       -----------        -----------
Other income (expense), net                               (136,000)          (289,000)
                                                       -----------        -----------

         Net income                                    $   476,000        $   194,000
                                                       ===========        ===========
INCOME PER SHARE OF COMMON STOCK:

Basic Income Per Share                                         .23                .09
                                                       ===========        ===========
Diluted Income Per Share                                       .23                .09
                                                       ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC              2,034,704          2,248,000
                                                       ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED            2,117,803          2,248,000
                                                       ===========        ===========

   The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    For The Years Ended February 28, 1999 and
                                February 28, 1998

                                             COMMON STOCK
                                     ----------------------     ADDITIONAL          RETAINED
                                      NUMBER OF                  PAID-IN            EARNINGS
                                       SHARES      AMOUNT        CAPITAL      (ACCUMULATED DEFICIT)      TOTAL
                                     ----------- -----------   -----------    ---------------------   -----------
Balance, February 28, 1997           1,977,053   $    20,000   $ 2,618,000        ($1,866,000)        $   772,000

Issuance of shares of

   Common Stock Pursuant

   To the Plan of Reorganization        56,960          --            --                 --                  --

Net Income                                --            --            --              194,000             194,000
                                   -----------   -----------   -----------        -----------         -----------

Balance, February 28, 1998           2,034,013   $    20,000   $ 2,618,000        ($1,672,000)        $   966,000

Issuance of shares of

   Common Stock Pursuant

   To the Plan of Reorganization           691          --            --                 --                  --

Net Income                                --            --            --              476,000             476,000
                                   -----------   -----------   -----------        -----------         -----------

Balance, February 28, 1999           2,034,704   $    20,000   $ 2,618,000        ($1,196,000)        $ 1,442,000
                                   ===========   ===========   ===========        ===========         ===========

   The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR      FOR THE YEAR
                                                                ENDED             ENDED
                                                             FEBRUARY 28,      FEBRUARY 28,
                                                                 1999              1998
                                                             ------------      -----------
Cash flows from operating activities:
   Net income                                               $   476,000       $   194,000
                                                             -----------       -----------
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
  Depreciation and amortization                                  214,000           219,000
  Changes in operating assets and liabilities
Decrease (increase) in:
    Accounts receivable                                          (15,000)            8,000
    Inventories                                                 (244,000)         (405,000)
    Prepaid expenses and other  current assets                       -0-           (17,000)
    Due from Vector                                               66,000            67,000
    Other assets                                                   9,000            (6,000)
  Increase (decrease) in:
    Accounts payable                                             253,000          (165,000)
    Accounts payable-pre-petition                                 23,000            11,000
    Accrued expenses                                            (230,000)          537,000
    Accrued Chapter 11 expenses                                    2,000            (3,000)
    Accrued environmental expenses                               107,000           108,000
    Other long-term liabilities                                 (289,000)         (262,000)
                                                             -----------       -----------
    Total adjustments                                           (104,000)           92,000
                                                             -----------       -----------
Net cash provided by operating
   activities                                                $   372,000       $   286,000
                                                             -----------       -----------
Cash flows from investing activities:

Additions to property, plant and equipment
  Cash used in investing activities                             (231,000)         (114,000)
                                                             -----------       -----------
  Cash flows used in financing activities
  Payments on capitalized lease obligations
  Net cash used in financing activities                           (7,000)          (59,000)
                                                             -----------       -----------
Net increase  in cash                                            134,000           113,000
Cash and cash equivalents at beginning of year                   650,000           537,000
                                                             -----------       -----------
Cash and cash equivalents at end of year                     $   784,000       $   650,000
                                                             -----------       -----------
Supplemental disclosures of cash flow information:
    Cost to dispose non-operating plant facilities           $ 1,745,000       $
                                                             -----------       -----------
    Interest paid                                            $   103,000       $    90,000
                                                             -----------       -----------

  The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Solitron Devices, Inc. and its wholly owned Subsidiaries (collectively the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

The Company designs, develops, manufacturers, and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets.

CASH AND CASH EQUIVALENTS:
The Company considers all investments with a maturity of three months or less at the date of purchase to be cash equivalents for purposes of its statements of cash flows. As of February 28, 1999 the Company did not have any cash equivalents.

INVENTORIES:
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

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

COMPUTATION OF NET INCOME PER SHARE
Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 83,099 were used in the calculation of diluted earnings per common share in 1999. The incremental shares were computed based on stock options outstanding, using the treasury stock method. In 1998, diluted earnings per share are not presented as the result is antidilutive.

STOCK BASED COMPENSATION:
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1997. SFAS 123 allows either the adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25 Accounting For Stock Issued To Employees, and related interpretations with supplemental disclosures. The Company has chosen to account for all stock based arrangements under APB 25 and make the related disclosures under SFAS 123.

NEW ACCOUNTING PRONOUNCEMENTS
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

2.       Going Concern and Petition in Bankruptcy:

GOING CONCERN
The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations. The Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the Environmental Protection Agency ("USEPA"), the Department of Environmental Protection ("FDEP"), and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company continues to negotiate with its unsecured creditors, the USEPA, the FDEP, and taxing authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to develop other financing facilities to provide additional funding. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations over the next year.

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

PETITION IN BANKRUPTCY
On January 24, 1992, the Company filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the federal Bankruptcy code. The Company was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code.

On August 20, 1993 the Company's Plan of Reorganization, as amended and modified (the "Plan"), was confirmed by the Bankruptcy Court and the Company emerged from bankruptcy on August 30, 1993. On July 12, 1996 the Bankruptcy Court officially closed the case.

          (a) The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent of their pre-petition claims. At February 28, 1999, the Company is currently scheduled to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 28, 1999, the present value of this amount, $1,302,000, is accrued as a pre-petition liability (Note 7) with imputed interest recognized in the Statement of Income.

          (b) Beginning on the later of (i) the payment of all administrative claims and all unsecured claims, but not later than 18 months after the Effective Date (see note 13) and (ii) the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector. The targets have not been reached and no amounts have been accrued.

         (c) Under the Plan, the Company is required to remediate its non-operating facilities located in Port Salerno and Riviera Beach, Florida. The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan, unless otherwise approved by the Florida Department of Environmental Protection (FDEP), neither the Riviera Beach Facility nor the Port Salerno Facility can be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its appraised value or (ii) the estimated cost of its remediation. Further, pursuant to the Plan, a purchaser of either of these facilities would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the properties, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995: (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 28, 1999, the Company deposited $43,000 into the escrow accounts. (Note 12).

         (d) The Company has paid all of the allowed administrative claims and allowed wage claims since August 1993. The Company is required to pay allowed tax claims to Palm Beach County, Florida and Martin County, Florida, estimated at approximately $1,428,000 (which amount is included in the accompanying consolidated financial statements (Note 7), including interest. The Company was required to start making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. The Company is

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2.       Going Concern and Petition in Bankruptcy (continued):

negotiating with Palm Beach County to reschedule these payments. The Company has an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in October 1994. The allowed tax claims payable to the IRS was determined in January 1995 to be $401,000. On August 21, 1998, the Company paid off in full its 1980 tax obligation plus interest and, on March 30, 1999, it completed making payments of its 1987 tax obligations and interest. These tax claims do not include an unsecured claim of $680,000 owed to the State of California for income taxes for years prior to 1982.

The Plan provided for the distribution of common stock of the Company such that, post-petition, the Company's common stock will be held as follows:

       PARTY-IN-INTEREST                                      COMMON STOCK
       -----------------                                      ------------
       Vector                                                      25%
       Unsecured Creditors                                         40%
       Company's President                                         10%
       Pre-Petition Stockholders                                   20%
       Reserved for future issuance under an
          employee stock incentive plan to be issued based
          upon the terms and conditions of the plan at the
          discretion of the Board of Directors                      5%
                                                                  ----
                                                                  100%

On October 4, 1994, the Company and Vector agreed that Vector's 25% stock would be distributed among various parties. Among these parties, 273,943 shares will not be subject to the voting restrictions, while the balance of the parties will continue to be subjected to the voting restrictions as long as they or their affiliates hold the Company's stock.

3.       Inventories:

As of February 28, 1999, inventories consist of the following:

         Raw Materials                              $1,419,000
         Work-In-Process and Finished Goods          1,318,000
                                                    ----------
                                                    $2,737,000
                                                    ==========

4.       Property, Plant and Equipment:

As of February 28, 1999, property, plant, and equipment consist of the following:

                                                               ESTIMATED
                                                              USEFUL LIFE
                                                              -----------
         Leasehold Improvements                $   598,000      5 years
         Machinery and Equipment                 1,306,000      5 years
                                               -----------
                                               $ 1,904,000
         Less Accumulated Depreciation
               and Amortization                  1,317,000
                                               -----------
                                               $   587,000
                                               -----------
         Non-operating Plant Facilities        $ 1,745,000
         LESS: COST TO DISPOSE OF
               NON-OPERATING PLANT
               FACILITY                        $(1,745,000)
                                               -----------
               NET                                       0
                                               ===========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4.       Property, Plant and Equipment (continued):

Non-operating plant facilities at February 28, 1999 represent the Company's Port Salerno facility and Riviera Beach microwave plant (the Old Riviera Beach Facility), both of which are no longer being used in operations.

Depreciation expense and amortization was $214,000 and $219,000 for 1999 and 1998, respectively.

5.       Accrued Expenses:

As of February 28, 1999, accrued expenses consist of the following:

         Payroll and related employee benefits       $  259,000
         Property taxes                                 975,000
         IRS tax claim, pre-petition                    344,000
         Other liabilities                              117,000
         Interest Payable                               534,000
                                                     ----------
                                                     $2,229,000
                                                     ==========

6.       Long-Term Debt:

As of February 28, 1999, long-term debt consists of the following:

         7.5% automobile loan payable due in monthly
         installments, withscheduled maturities through
         February 2001                                        11,000

         15% equipment finance agreement due in monthly
         installments, withscheduled maturities through
         March 2000                                            3,000
                                                             -------
                                                             $14,000
         Less: current maturities                             (7,000)
                                                             -------
                                                             $ 7,000
                                                             =======


Contractual Payment Requirements on all debt balances are as follows:

         2000                 $ 7,000
         2001                   7,000
                              -------
                              $14,000

At February 28, 1999, the carrying value of the Company's long-term debt approximated its estimated fair value based upon current borrowing rates for similar issues.

7.       Other Long-Term Liabilities:

As of February 28, 1999, other long-term liabilities consists of the following pre-petitioned items:

         Accrued Environmental Expenses            $   619,000
         Accounts Payable-Pre-petition               1,173,000
         IRS Tax Claim                                  61,000
         County Property Tax Payable                   453,000
                                                   -----------
                                                   $ 2,306,000
         LESS: COST TO DISPOSE OF
               NON-OPERATING PLANT
               FACILITY                            $(1,745,000)
                                                   -----------
               NET                                 $   561,000
                                                   ===========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

7.       Other Long-Term Liabilities (continued):

Contractual or estimated payment requirements on other long-term liabilities including amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

               Year Ending
               FEBRUARY 28                      TOTAL

                 2000                        $1,934,000
                 2001                           400,000
                 2002                           361,000
                 2003                           390,000
                 2004                           426,000
                 thereafter                     911,000
                                              ---------
                                              4,422,000
Less amount representing interest              (255,000)
                                             ----------
                                             $4,167,000
                                             ==========

Imputed interest expense for fiscal years ended February 28, 1999 and February 28, 1998 amounted to $105,000 and $148,000 relating to accounts payable pre-petition. Included in year ending February 28, 1999 are as follow:

         Accrued Environmental Expenses      $  413,000
         Accounts Payable-Pre-petition          202,000
         IRS Tax Claim                          344,000
         County Property Tax Payable            975,000
                                             ----------
                                             $1,934,000
                                             ==========

8.       Income Taxes:

At February 28, 1999, the Company has net operating loss carryforwards of approximately $ 9,491,000 that expire through 2019. Such net operating losses are available to offset future taxable income, if any. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Deferred tax assets are comprised of the following at February 28, 1999:

Loss carryforwards                           $ 3,607,000
Environmental Reserve                            408,000
Accounts Receivable Reserve                        4,000
Inventory Reserves                             4,623,000
                                             -----------
Gross deferred tax asset                       8,642,000
Deferred tax asset valuation allowance        (8,642,000)
                                             ------------
Net deferred tax                                      --
                                             -----------
                Net                          $        --
                                             -----------

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8.       Income Taxes (continued):

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (35%) for fiscal year ended February 28, 1999 is as follows.

                                                   1999         1998
                                                 ---------    ---------
Income Tax Provision at
   Federal Statutory Rates                       $ 158,000    $  68,000
State Taxes                                         24,000       11,000
Utilization of Net Operating Loss Carryforward    (182,000)     (79,000)
                                                 ---------    ---------
    Income Tax Provision                         $    --      $    --
                                                 =========    =========

9.       Stock Options:

Pursuant to agreements dated October 20, 1992 and August 20, 1993, the Company's President was granted options which entitle him to purchase 8% of the common stock of the Company (175,636 shares at February 28, 1999, subject to adjustment as defined in the Agreement) for an aggregate exercise price of $21,955. Half of these options expire in 2002 and the other half expires in 2003. The options are fully vested at February 28, 1999.

The Company has adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and does not recognize compensation expense for its stock based incentive plan. On March 3, 1997, the Company adjusted the exercise price of its outstanding options to $0.156 per share. Had compensation cost for this modification been determined based on the fair value at the modification dates consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

                                            FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                FEBRUARY 28,           FEBRUARY 28,
                                                     1999                  1998
                                            ------------------      ------------------
     Net income:
         As reported                            $   476,000            $   194,000
         Pro-forma                                  476,000                167,000
     Earnings per share:
         As reported - basic and diluted                .23                    .09
         Pro-forma - basic and diluted                  .23                    .07

The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants in 1999 and 1998:

                                                        1998
                                                        ----
              Dividend yields                           0.0%
              Expected volatility                       3.96
              Risk-free interest rates                  6.0%
              Expected life (in years)                  5.5

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

9.       Stock Options (continued):

Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro-forma disclosures are not representative of pro-form effects on reported net income or loss for future years.

10.      Employee Benefit Plans:

The Company has a 401K and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after one year of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 1999 and February 28, 1998.

11.      Export Sales and Major Customers:

Revenues from domestic and export sales to unaffiliated customers are as follows:

                                            FISCAL YEAR      FISCAL YEAR
                                               ENDED            ENDED
                                            FEBRUARY 28,     FEBRUARY 28,
                                               1999             1998
                                            -----------     ------------
Export sales:

              Europe                        $  408,000       $  543,000
Canada and Latin America                        48,000           55,000
Far East and Middle East                       245,000           60,000
United States                                7,199,000        7,202,000
                                            ----------       ----------
                                            $7,900,000       $7,860,000
                                            ==========       ==========

      Sales to the Company's top three customers accounted for 61% of net sales for the year ended February 28, 1999 as compared with 55% of the Company's net sales for the year ended February 28, 1998.

      Sales to Raytheon Company accounted for 42% and 40% of net sales for the years ended February 28, 1999 and February 28, 1998 respectively.

      No other customers accounted for 10% or more of net sales.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.      Commitments and Contingencies:

EMPLOYMENT AGREEMENT:

In February 1993, the Company entered into an employment agreement with its President. This agreement provides, among other things, for annual compensation of $140,000, a bonus pursuant to a formula, plus cost of living increases through August 30, 1998. Under this bonus formula, the President is entitled to an annual bonus based upon the extent to which the Company's actual net profits before tax and gross revenues exceed budgeted amounts during each year of the term of his employment under the agreement. The budget is prepared each year by the Company under the President's supervision and submitted to the Board of Directors for approval. Certain ambiguities existed relating to the bonus formula, such that the amount of bonus that the President was entitled to for the years ended February 29, 1996 and February 28, 1997 was in dispute. Due to a variety of factors including, without limitation, these ambiguities and the Company's limited liquidity and losses since emergency from bankruptcy, no bonuses were determined to be payable for the year ended February 29, 1996 and February 28, 1997. However, in June of 1998, the Board of Directors approved a bonus payment to the President of $296,000 for the years ended February 29, 1996, February 28, 1997, and February 28, 1998. The Company and the President agreed that the President have not further claim for any bonus for the aforementioned fiscal years. Such $296,000 payment represents approximately $125,000 less than the amount that would have been due the President under his employment agreement if such ambiguities were resolved in his favor. This bonus was paid in cash in June 1998 and charged to expense in February 1998.

In June of 1999, the Board of Directors approved a bonus payment to the President of $40,000 for the year ended February 28, 1999. This bonus was paid out in cash in June 1999 and charged to expense in February 1999.

ENVIRONMENTAL MATTERS:

The Order of Confirmation (the "Confirmation Order") approving the Company's Amended Plan of Reorganization with First Modification (the "Plan") was issued by the Bankruptcy Court on August 19, 1993 (the "Confirmation Date"), and incorporated a plan for future remediation of the two properties of the Company dependent upon the properties being sold and the purchase price being applied to remediation costs. One property is Lot 1 (the north parcel) of the property at 1177 Blue Heron Road in the City of Riviera Beach, Florida (the "Riviera Beach Property"), and the second is its former Port Salerno facility, S.E. Cove Road, Port Salerno, Martin County, Florida (the "Port Salerno Property").

Contemporaneously with the Confirmation Order, the Company and the State of Florida Department of Environmental Protection (the "FDEP") entered into a Stipulation for entry of a Consent Final Judgment in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida. The Consent Final Judgment, entered by the Court on October 21, 1993, provided that the Company would: (a) reimburse FDEP $200,000 for providing main and lateral water line extensions and property hookups to serve eight off-site properties presently impacted by the groundwater contamination emanating from the Port Salerno Property (paid as an administrative expense in accordance with the Confirmation Order); (b) remediate site soils and groundwater at and emanating from the Port Salerno Property; (c) address residual soil contamination and a limited, defined "hot spot" in the groundwater at and near the north end of the Riviera Beach Property; and (d) pay a final judgment of $102,860 to be paid to FDEP pursuant to the Plan in the manner and to the extent of the Company's payment of other unsecured creditor claims.

Pursuant to the Confirmation Order, all existing security interests on these two properties, except real estate taxes, were removed. At the time, the properties were appraised by an MAI appraiser, as if uncontaminated, at $1,950,000 for the Riviera Beach Property and $1,650,000 for the Port Salerno Property. Under the Plan and Consent Final Judgment, the Company was directed to sell or lease the two properties and utilize the proceeds derived therefrom, together with certain insurance proceeds, to remediate both sites. All such proceeds were to be placed in escrow for that purpose. Under the Plan, any excess funds after all escrow obligations were satisfied were to belong to the Company.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.      Commitments and Contingencies (continued):

At the time of the Plan and Consent Final Judgment, the Company's consultant estimated the costs of remediation pursuant to the Consent Final Judgment for the Port Salerno Property and for the Riviera Beach Property to be approximately $1,069,000 of which $1,032,000 is still outstanding and is included in current portion of accrued environmental expenses and other long-term liabilities in the accompanying balance sheet. The consultant estimated that remediation costs could be greater, particularly if further offsite wells became contaminated in Port Salerno and the affected properties must be supplied public water by further extension of the water lines. All residents who could be potentially affected by further groundwater plume movement in Port Salerno were notified of the pendency of the bankruptcy and that claims could be filed. The claims filed, except as set forth below, have been settled. The consultant did not estimate remediation costs were the USEPA to take the lead over the cleanup.

The Company received a claim by an estate-owned property northwest and across Cove Road from the Port Salerno Property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to its property and that the Company is prepared to settle for the sum of $10,000, to be paid as other unsecured credit claims are being paid. This offer was rejected. The claim is unresolved and is currently dormant. The Company's position has been that further off-site exposure to third party property owners at Port Salerno is limited by its Chapter 11 proceeding solely to its obligation for extension of public water lines to the affected property. It cannot now be estimated whether some future extension may be required, but the contaminated groundwater appears to move slowly and any remediation will likely entail off-site recovery wells to contain its further movement.

The City of Riviera Beach previously settled its claim with the Company for cleanup of contamination of its wellfield, except for the "hot spot" to be addressed by the Company as required by the Consent Final Judgment. The unpaid balance of the settlement amount with the City was approved in the Confirmation Order, to be paid as and to the extent provided for other unsecured creditors. After notice, no other claims were filed in the bankruptcy proceeding related to offsite groundwater contamination associated with the Riviera Beach Property, and potential claims may have been extinguished thereby.

Under the Plan, if funds to clean the properties were not available within 24 months of entry of the Consent Final Judgment, the Company, beginning in October 1995, was to make periodic payments into an escrow account to clean both properties based on the following schedule:

1. Commencing on the 25th month, $5,000 per month, and
2. Commencing on the 37th month, $7,500 per month, and
3. Commencing on the 49th month, $10,000 per month.

Periodic funding was to have been suspended when funds available in escrow reached 125% of the estimated costs to complete remediation. The Plan does not require the Company to pay additional funds in excess of the schedule set forth above, except that if funds are not available in the escrow for that purpose, the Company must independently fund any further extension of public water supply lines in the vicinity of the Port Salerno Property. The Consent Final Judgment requires providing any such extension within a reasonable time. The prior payment to the state has extended the large water main to provide service to the area. The further extension would be for lateral extensions and individual property hookups.

In October 1995, the Company advised the FDEP that it could pay only $1,000 per month into escrow, rather than the amounts specified by the Consent Final Judgment. Since then, the Company has paid $1,000 per month into the escrow for the properties. The total escrow amounts for the properties, as of February 28, 1999, is $43,000.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.      Commitments and Contingencies (continued):

Under the Plan and Consent Final Judgment, the Company's consultant undertook additional assessment of the Riviera Beach Property and received FDEP approval of the consultant's contamination assessment report recommendation that no further soil remediation is required. Similarly, the consultant completed soil assessment work at the Port Salerno Property and FDEP agreed with the consultant's submitted data and analysis that no further soil remediation is required.

Despite the Plan and Consent Final Judgment and the Company's repeated efforts to negotiate a deferral of action by the United States Environmental Protection Agency ("USEPA") to allow the Company to sell the properties, the USEPA re-evaluated the Riviera Beach and Port Salerno properties for potential listing on the Superfund National Priority List ("NPL"). During 1997, USEPA required the Company to sign site access agreements permitting USEPA to perform expanded site assessments at the properties. The Company was able to secure a 90-day deferral of further NPL listing evaluation in an attempt to allow prospective purchasers to complete due diligence on the properties.

USEPA subsequently published notice of its proposal to list the Port Salerno Property on the NPL and listed it on July 27, 1998. By letter dated June 16, 1998, USEPA required the Company to consent to allow USEPA access to the Riviera Beach Property to complete a Remedial Investigation. By letter dated September 8, 1998, USEPA notified the Company that it would not defer cleanup of the Riviera Beach Property to a FDEP lead. USEPA stated, however, that it would defer listing the Riviera Beach Property on the NPL if prior owner/operator Honeywell, Inc. agreed to proceed with and fund a USEPA-lead voluntary Superfund cleanup. USEPA expressed willingness to negotiate a prospective purchaser agreement with any purchaser interested in redeveloping the Riviera Beach or Port Salerno properties.

USEPA is currently conducting a fund lead Remedial Investigation/Feasibility Study (RI/FS) of the Port Salerno Property. The Company has signed a consent to access and its cooperating with the agency. USEPA anticipates completing the RI/FS during the year 2000. USEPA and Martin County are evaluating any impact to off-site private drinking water wells.

USEPA has completed a draft Remedial Investigation and Baseline Risk Assessment for the Riviera Beach Property. Honeywell, Inc. has signed an Administrative Order on Consent to perform the Feasibility Study for the Riviera Beach Property. The Company has signed for purposes of granting USEPA and Honeywell access. Honeywell was the predecessor owner and operator of the property during a period when pollution occurred and is therefore jointly and severally liable to USEPA. Honeywell's remedial action Feasibility Study (FS) may be completed in 1999. At that time, USEPA will propose a plan of action to the community, to clean up the contamination. A public meeting will be held and comments on the proposed plan will be accepted. Based on the comments, USEPA may revise the plan and prepare a remedial action Record of Decision (ROD). USEPA expects to sign an ROD for the Riviera Beach Property before January 2000. Due to the nature of ground water contamination sites in Florida, cleanup is expected to take decades.

The Company has entered into negotiations with USEPA to settle USEPA's cost claims against it arising from the costs USEPA incurs in remediating or overseeing the remedial activities of others in connection with the properties. There can be no assurance as to the outcome of such negotiations. The Company has provided full information of its financial condition and has asked that except for the value of the properties upon sale, it has an inability to pay any USEPA claim under the Superfund's ability to pay mechanism.

The Company offered to sell the properties at market value and after deducting its costs including $125,000 attorneys fees associated with the Riviera Beach Property and $75,000 attorneys fees associated with the Port Salerno Property, 5% broker's fee, back taxes plus interest, and the closing costs, to pay the net proceeds of the sales to USEPA to discharge all USEPA claims. USEPA has agreed to consider entering into prospective purchaser agreements protecting the property purchasers from USEPA cost recovery claims and third party contribution claims, but is not willing to deduct legal fees of more than $25,000 and $20,000 from the Riviera Beach and Port Salerno properties, respectively.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.      Commitments and Contingencies (continued):

Since this leaves the Company no way to pay its legal fees to its outside environmental counsel, that counsel has had to withdraw from the legal representation.

Currently, the Riviera Beach Property is under contract with National Land Company ("NLC") for market value of approximately $1,000,000. USEPA is currently negotiating a prospective purchaser agreement with NLC, subject to appropriate deductions from the purchase price paid to USEPA, for back property taxes and interest, legal fees in the amount of $25,000, 5% broker's fee, and closing costs. Under these terms, NLC would pay USEPA $419,000 in net purchase proceeds. USEPA is also seeking to have the environmental escrowed monies relating to the Riviera Beach Property paid over to it by FDEP and the Company to defray its cleanup costs. USEPA believes that it can compel Honeywell to complete the cleanup of the Riviera Beach Property.

USEPA counsel had advised Solitron's counsel that once a prospective purchaser agreement is signed, the property is sold, and USEPA receives the proceeds ($419,000) plus approximately $20,000 from the Riviera Beach escrow account, USEPA will issue the Company and Honeywell a letter stating that it will not hold them liable for any additional past response costs for the Riviera Beach site. However, until the prospective purchaser agreement is signed by both the USEPA and the prospective buyer and the sale is consummated, there can be no guarantee that such transaction and release will take place.

USEPA advised the Company that it is unwilling to resolve its past and future cleanup costs in relation to the Port Salerno site under the ability to pay mechanism until the Port Salerno property is sold.

It is the Company's position that any USEPA cost recovery claims are discharged in the prior bankruptcy and that USEPA is bound by the terms of the remediation approved under the Amended Order of Confirmation in Bankruptcy. Though USEPA received notice of Solitron's Bankruptcy, has knowledge of FDEP's claim and participation in the Bankruptcy, and that it likewise had already incurred costs to investigate the properties, USEPA did not file a claim in the Bankruptcy, apparently deferring to FDEP's claims regarding the remediation of the properties. USEPA does not agree with the Company's conclusion that its claims have been discharged in the prior bankruptcy.

It is the Company's position that its legal exposure to Honeywell for contribution to cleanup costs has been resolved in the prior bankruptcy, since Honeywell's claims were filed and resolved in bankruptcy.

The Company's former facility in Jupiter, Florida was sold to Philips Electronics in 1982. In 1995 the Jupiter facility was the subject of a preliminary assessment by the USEPA. After its investigation, USEPA deferred any further remedial action to an FDEP lead. The Company's environmental legal counsel has been advised that this facility is being remediated and such remediation will be completed under a consent order with FDEP. By letter dated May 17, 1999, Philips put the Company on notice that it will seek to exercise its indemnity rights against the Company under the 1982 purchase and sale agreement. It is the Company's position that Philips' notice of and participation in the prior bankruptcy has discharged Philips' claims.

During the fiscal year ended February 28, 1999, the Company has spent approximately $13,000 for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.      Commitments and Contingencies (continued):

OPERATING LEASES:

The Company has entered into a lease agreement for its production facility. The lease has a 10-year term expiring in the year 2001. The lease is subject to escalations based on operating expenses. Future minimum lease payments for all non-cancelable operating leases are as follows:

                YEAR ENDING FEBRUARY 28           AMOUNT
                -----------------------          --------
                           2000                   245,000
                           2001                   250,000
                           2002                   210,000
                                                 --------
                           Total                 $705,000
                                                 ========

Total rent expense was $ 283,000 for the year ended February 28, 1999 as compared with $270,000 for the year ended February 28, 1998.

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

                                    PART III

ITEM 8.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age, and position of the directors and executive officers of the Company. The table below also sets forth the year in which each of such directors was first elected to the Board and the year in which the term of each of such directors expires. On August 26, 1996, the Board of Directors elected Mr. Jacob Davis and Mr. Joseph Schlig as directors. Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes, each of which consists of (as nearly as may be possible) one third of the directors. Directors are elected for three-year terms. Pursuant to the Plan of Reorganization, all shares of Common Stock issued to Vector original participants and to the holders of allowed unsecured claims must be voted for all purposes (including the election of members of the Board of Directors) as directed by the Board of Directors. Pursuant to the Plan of Reorganization, Vector owns 25% and the holders of allowed unsecured claims own an aggregate of 40% of all shares of Common Stock issuable pursuant to the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted prior to the Effective Date). On October 4, 1994, the Company and Vector agreed that 25% of Vector's stock would be redistributed between six parties (see Note 2 the Consolidation Financial Statements). Five original Vector participants continue to be subject to the voting restrictions as long as they or their affiliates hold Solitron stock.

                                                              YEAR
                                                              FIRST      TERM AS
                                                              BECAME     DIRECTOR
NAME                    AGE     POSITION WITH SOLITRON        DIRECTOR   EXPIRES(1)
----                    ---     ----------------------        --------   ----------
Shevach Saraf           56      Chairman of the Board,        1992       2000
                                Chief Executive Officer,
                                President and Treasurer

Mr. Jacob Davis         62      Director                      1996       2001

Mr. Joseph Schlig       71      Director                      1996       1999

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

(1) Directors' terms expire when successors are elected at the next annual meeting of shareholders. Mr. Jacob (Jay) A. Davis is Vice President of Business Planning and Finance for AET, Inc, a developing, Melbourne, Florida based software company. In 1994 and 1995, he was Visiting Professor in Engineering Management at Florida

Institute of Technology. He is presently Vice-Chairman of the Brevard SCORE Chapter and devotes significant time to counseling with local businesses. He is an active member of the International Executive Service Corps (IESC) serving in South Russia during May and June of 1996.

Prior to joining AET, Mr. Davis was with Harris Semiconductor for 26 years. During the last 12 years with Harris Semiconductor, he was Vice President-General Manager of the Military and Aerospace Division, the Custom Integrated Circuits Division and the Harris Microwave Division. Dr. Davis has served in a variety of other capacities at Harris Semiconductor including Vice President of Engineering, Director of Manufacturing, Director of Special Services, and Device Research Engineer.

Mr. Davis received a doctor of philosophy from Purdue University in 1969 and a bachelors of science in electrical engineering from North Carolina State University. He is a Member of the IEEE and the Electrochemical Society, and has served on a variety of advisory boards for several Universities. He holds four patents and has given a number of overview papers and invited presentations at several conferences.

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

COMMITTEES OF THE BOARD

The Audit Committee provides assistance to the Board of Directors in fulfilling its responsibilities relating to corporate accounting and reporting practices and maintains a direct line of communication among the directors, the Company's internal accounting staff and the Company's independent accountants. In addition, the Audit Committee confers with the Company's independent accountants to review the plan and scope of their proposed audit as well as their findings and recommendations upon the completion of the audit. The members of the Audit Committee were Mr. Schlig, Chairman, and Mr. Davis. During the year ended February 28, 1999, the Audit Committee met twice.

Mr. Joseph Schlig and Mr. Jacob Davis served on the Compensation Committee (Mr. Davis chairs the committee). Mr. Saraf serves on the Nominating Committee. Mr. Saraf and Mr. Davis serve on the Executive Committee. Mr. Davis and Mr. Schlig serve on the Capital Formation/Acquisition Committee. The Compensation Committee met once during the ear ended February 28, 1999. None of these other committees met during the year ended February 28, 1999.

During the year ended February 28, 1999, the Board of Directors met 4 times, and each director attended at least 75% of the meetings held during the period he was a director.

SECTION 16(A) COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent shareholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten-percent shareholders are required to furnish the Company with copies of all
Section 16(a) forms they file. Based upon a review of the copies of Section 16(a) filings furnished to the Company and written representations from the Company's current executive officers and directors, the Company believes that during the fiscal year ended February 28, 1999 directors and executive officers of the Company complied with Section 16(a) filing requirements applicable to them, except that the Company's Chief Financial Officer, who served in the Company between October 31, 1995 and January 2, 1998, did not make any Section 16(a) filings.. On January 20, 1997 Bruce Paul filed a Schedule13D, but did not, to the Company's knowledge, file a Form 3.

ITEM 9.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 28, 1999, February 28, 1998, February 28, 1997, February 29, 1996, February 28, 1995, and February 28, 1994.

                                                                                        LONG-TERM  COMPENSATION
                                                                            ----------------------------------------------
                                             ANNUAL COMPENSATION                    AWARDS PAYOUTS
                                        ----------------------------------  ---------------------------------
                              YEAR                                OTHER
                              ENDED                               ANNUAL     RESTRICTED                           ALL OTHER
    NAME AND                FEBRUARY                              COMPEN-      STOCK      OPTIONS/     LTIP          COMP-
PRINCIPAL POSITION(1)        28/ 29     SALARY ($)  BONUS ($)    SATION($)   AWARDS($)    SARS(#)   PAYOUTS($)   ENSATION($)
---------------------       --------    ----------  ---------    ---------   ---------   --------   ----------   -----------
Shevach Saraf                 1998      153,063           -0-      30,715       -0-          -0-        -0-           -0-
  Chairman of the Board.,     1999      167,477      296,000       26,592       -0-          -0-        -0-           -0-
  Chief Executive Officer,
  President and Treasurer

(1) Except for the Chief Executive Officer, no executive officer of the Company received any compensation for acting in such capacity and, therefore, none are included herein. Reflects one-for-ten reverse stock split effective October 12, 1993.

(2) Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer since December 1992 and Chairman of the Board since September 1993.

Shevach Saraf is a party to an Employment Agreement with the Company, which provides, among other things, for minimum annual compensation of $140,000; a bonus formula (for discussion on the bonus formula see "Employment Agreement" under section 13. Commitments and Contingencies, resulting in a $296,000 bonus paid to Mr. Saraf in June 1998); plus annual cost of living increases equal to the consumer price index average; the grant of incentive stock options to purchase 8% of the shares of the Company's Common Stock on a fully diluted basis. The Employment Agreement prohibits Mr. Saraf from competing with the Company during his employment and for one year thereafter. The Employment Agreement expired on August 30, 1998, and was automatically extended to August 30, 1999 as stipulated in the agreement.

On June 7, 1999, the Compensation Committee approved payment of $40,000 to Mr. Saraf for fiscal year ended February 28, 1999.

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

OPTION/SAR GRANTS TABLE

No Stock options were granted during the fiscal year ended February 28, 1999. Certain stock options granted at a meeting of the Board of Directors held on March 14, 1994 were issuable upon the condition that the shareholders approved such issuance prior to March 14, 1995. As a result of a lack of shareholder approval prior to this date, all such option grants are void. No awards were made under any long-term plan during fiscal year end February 28, 1999. The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 1999 held by the Company's Chief Executive Officer. The Company's Chief Executive Officer did not exercise any stock options during the fiscal year ended February 28, 1999.

                                                                                          VALUE OF UNEXERCISED
IN-THE-MONEY               SHARES                            NUMBER OF UNEXERCISED            IN THE MONEY
NAME AND                   ACQUIRED OR        VALUE              OPTIONS HELD AT           OPTIONS HELD AT
PRINCIPAL POSITION         EXERCISED(#)       RECEIVED          FISCAL YEAR END(#)          FISCAL YEAR END($)
------------------         ------------       --------     --------------------------   --------------------------
                                                           EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                                                           -----------  -------------   -----------  -------------
Shevach Saraf,
Chairman of the Board,
Chief Executive Officer,
President and Treasurer       -0-               -0-          175,324         -0-            -0-           -0-

Mr. Jacob Davis               -0-               -0-            4,000         -0-            -0-           -0-

Mr. Joseph Schlig             -0-               -0-            4,000         -0-            -0-           -0-


DIRECTOR REMUNERATION

Each director who is not employed by the Company receives $1,000 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company. Total fees paid to all directors for attendance at Board and committee meetings amounted to $6,000 for the fiscal year ended February 28, 1999.

In consideration of their services to the Company and its shareholders during the 1997 fiscal year, and to provide incentive for their continued efforts to build shareholder value, the Company will issue to its Board members who are not employed by the Company options to purchase 4,000 shares of the Company's common stock, at a price equal to the closing price of the Company's common stock on March 3, 1997 ($0.156), with such options to vest over a period of twelve months, and otherwise upon the terms and subject to the conditions of the Company's existing Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

From August 26, 1996, Mr. Davis and Mr. Schlig served as its Compensation Committee and made all compensation decisions during that period.

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

                                                                 PERCENTAGE OF
                                        NUMBER OF SHARES         OUTSTANDING
              NAME                    BENEFICIALLY OWNED (1)       SHARES (1)
              ----                    ----------------------     ------------

Shevach Saraf(2)                            220,154 (4)            10.8%
3301 Electronics Way
West Palm Beach, FL 33407

All executive officers and                  220,154 (4)            10.8%
  directors as a group (3 persons)

Inversiones Globales, S.A. (3)              273,943                13.5%

Board of Trustees of the                    336,407                16.5%
  Policemen and Firemen Retirement
  System of the City of Detroit

Bruce Paul, Purchase, NY                    150,000                 7.4%

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

     (4)  Excludes presently exercisable options held by the Board of Directors.

ITEM 11.      CERTAIN RELATIONSHIPS
              AND RELATED TRANSACTIONS

Pursuant to the Plan of Reorganization, the Company and Vector, a holder of 25% of the Company's outstanding Common Stock, entered into a number of transactions which are described under "Item 1 - Business - Bankruptcy Proceedings."


ITEM 12.      EXHIBITS, FINANCIAL STATEMENT

                  SCHEDULES AND REPORTS ON FORM 8-K

                                                                                 PAGE
                                                                                -----

(a)(1)   The following financial statements are included in Part II, Item 7.

         Reports of Independent Certified Public Accountants 23-24

         Financial Statements:                                                     25
         Consolidated Balance Sheet - February 29, 1999

         Consolidated Statements of Operations - For the year ended February 28,   26
         1998 and February 28, 1997

         Consolidated Statements of Stockholders' Equity - For the year ended      27
         February 28, 1999 and February 28, 1998

         Consolidated Statements of Cash Flows - For the years ended February      28
         28, 1999 and February 28, 1998

         Notes to Consolidated Financial Statements                             29-41

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

10.2 Purchase Agreement, dated October 5, 1992, by and among Solitron Devices, Inc. Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation, along with and as amended by: (i) Amendment Number One to Purchase Agreement, dated October 28, 1992, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation; (ii) Order, dated December 23, 1992, Authorizing the Sale of Certain of the Debtors' Assets to Vector Trading and Holding Corporation; (iii) Amendment Number Two to Purchase Agreement. dated February 28, 1993, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation; and (iv) Order, dated March 4, 1993, Granting Vector Trading and Holding Corporation's Motion for Entry of Amended Order Authorizing Sale of Certain of the Debtors' Assets (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

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

21       List of Subsidiaries of the Company.

27       Financial Data Schedule

(b) Reports on Form 8-K - one, filed with the SEC on April 8, 1999. SEC file number 001-04978.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Solitron and in the capacities and on the date indicated.

SIGNATURE                               TITLE                   DATE
---------                               -----                   ----


/s/ SHEVACH SARAF                 Chairman,                   June 11, 1999
-------------------               President, and
Shevach Saraf                     Chief Executive Officer



/s/ JACOB DAVIS                   Director                    June 11, 1999
-------------------
Jacob Davis


/s/ JOSEPH SCHLIG                 Director                    June 11, 1999
-------------------
Joseph Schlig

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION

21       List of Subsidiaries of the Company.

27       Financial Data Schedule.