Form 10QSB
period 1999-05-31
SOLITRON DEVICES INC
filed 1999-07-15
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the quarterly period ended May 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from _________ to _________
                  Commission file number      1-4978


                             SOLITRON DEVICES, INC.
       -----------------------------------------------------------------
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

      --------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,034.704.

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION

Item      1.  Financial Statements (unaudited):

               Condensed Consolidated Balance Sheet -- May 31, 1999

               Condensed Consolidated Income Statement -- Three Months Ended May 31, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows -- Three Months Ended May 31, 1999 and 1998

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

Signatures

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements:  Pages  4 - 14


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 15- 20

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  MAY 31, 1999
                                                                  ------------
                                                                   (Unaudited)

CURRENT ASSETS:

    Cash and cash equivalents                                     $   603,000
    Accounts receivable, less allowance
      for doubtful accounts of $11,000                                943,000
    Inventories                                                     2,905,000
    Prepaid expenses and other current assets                         136,000
    Due from Vector                                                     5,000
                                                                   ----------

    Total current assets                                          $ 4,592,000

PROPERTY, PLANT AND EQUIPMENT, net                                    574,000
NON-OPERATING PLANT FACILITIES, net of cost
    to dispose                                                            -0-

OTHER ASSETS                                                           83,000
                                                                   -----------

                                                                  $ 5,249,000
                                                                   ===========


                  The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                            $     7,000
    Current portion of accrued environmental expenses                   440,000
    Accounts payable - Post petition                                    360,000
    Accounts payable - Pre-petition, current portion                    129,000
    Accrued expenses                                                  2,254,000
    Accrued Chapter 11 administrative expense                            15,000
                                                                    -----------

      Total current liabilities                                     $ 3,205,000


LONG-TERM DEBT, less current maturities                                   6,000

OTHER LONG-TERM LIABILITIES net of current portion,
      net of cost to dispose of non-operating plant facilities          512,000
                                                                        -------

TOTAL LIABILITIES                                                   $ 3,723,000

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value,
     authorized 500,000 shares,
     0 shares issued and outstanding                                         -0-

    Common stock $.01 par value,
     authorized 10,000,000 shares,
     issued and outstanding 2,034,704                                    20,000

    Additional paid-in capital                                        2,618,000

    Accumulated deficit                                              (1,112,000)
                                                                    -----------
     Total shareholder equity                                         1,526,000
                                                                    -----------

                                                                    $ 5,249,000
                                                                    ===========


                  The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED MAY 31,
                                                     1999             1998
                                                 --------------------------

NET SALES                                        $ 1,935,000      $ 2,103,000
Cost of sales                                      1,530,000        1,554,000
                                                 -----------      -----------

Gross Profit                                         405,000          549,000
Selling, general and administrative expenses         282,000          337,000
                                                 -----------      -----------

Operating  income                                    123,000          212,000
                                                 -----------      -----------


OTHER INCOME (EXPENSE):
   Other income                                       11,000            9,000
   Interest expense                                  (45,000)         (89,000)
   Other                                              (5,000)         (12,000)
                                                 -----------      -----------

 Net other expense                                   (39,000)         (92,000)
                                                 -----------      -----------

 Net income                                      $    84,000      $   120,000
                                                 ===========      ===========

INCOME PER SHARE:                                $       .04      $       .06

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                     2,034,704        2,034,704





                  The accompanying notes are an integral part
              of these condensed consolidated financial statements




                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended May 31,
                                                                                     1999           1998
                                                                               ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net profit                                                                $  84,000      $ 120,000
                                                                                ---------      ---------

Adjustments to reconcile net loss to
      Net cash used in operating activities:
           Depreciation and amortization                                           52,000         50,000
           (Increase) decrease in accounts receivable                             169,000         16,000
           (Increase) decrease in inventories                                    (168,000)       (63,000)
           (Increase) in prepaid expenses
             and other current assets                                             (17,000)       (31,000)
           Decrease in due from Vector                                             (2,000)        (1,000)
           Increase (decrease) in accounts payable                               (240,000)       (90,000)
           Increase in accrued expenses
             and other liabilities                                                  2,000         94,000
           Increase in accrued Chapter 11
             administrative expenses                                              (12,000)        16,000
                                                                                ---------      ---------


Total adjustments                                                                (216,000)        (9,000)
                                                                                ---------      ---------

      (Net Cash  required by) / Net cash generated from
      operating activities                                                       (132,000)       111,000
                                                                                ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:

      Proceeds from the disposal of assets, additions
      to property, plant and equipment                                            (39,000)       (46,000)
                                                                                ---------      ---------

           Net Cash used in investing activities                                  (39,000)       (46,000)
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital leases                                                  (10,000)        (2,000)
                                                                                ---------      ---------

           Net cash used in financing activities                                  (10,000)        (2,000)
                                                                                ---------      ---------

NET INCREASE (DECREASE) IN CASH                                                  (181,000)       (63,000)

CASH AT BEGINNING OF PERIOD                                                     $ 784,000      $ 650,000
                                                                                ---------      ---------

CASH AT END OF PERIOD                                                           $ 603,000      $ 713,000
                                                                                =========      =========

Supplemental cash flow disclosure: Interest paid during the three months ended May 31, 1999 and 1998 was approximately $21,000 and $30,000 respectively.

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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999.

The results of operations for the three-month period ended May 31, 1999 are not necessarily indicative of the results to be expected for the year ended February 28, 2000.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more discussion see Management's Discussion and Analysis). The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000, a level of payment which was maintained until February 28, 1997. Following discussion with the unsecured creditors committee, the Company agreed to increase the level of such payments to approximately $11,000 per quarter starting August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. To date, the Company made 17 of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period March 1, 1995 through May 28, 1999 in the aggregate amount of approximately $204,000 of the approximately $1,076,000 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim (as described below in (j) below) and the Company's acquisition of the unsecured claim of Argo Partners, Inc. (as described below in (o) below), it is presently estimated that there are an aggregate of approximately $7,095,000 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company carries its debt to its unsecured creditors as $117,000 in short-term debt and $1,173,000 in long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company has entered into negotiations with USEPA to settle USEPA's cost claims against it arising from the costs USEPA incurs in remediating or overseeing the remedial activities of others in connection with the properties. There can be no assurance as to the outcome of such negotiations. The Company has provided full information of its financial condition and has stated that except for the value of the properties upon sale, it does not have the ability to pay any USEPA claim under the Superfund's "Ability To Pay" mechanism.

The Company offered to sell the properties at market value and after deducting its costs including $125,000 attorneys fees associated with the Riviera Beach Property and $75,000 attorneys fees associated with the Port Salerno Property, 5% broker's fee, back taxes plus interest, and the closing costs, to pay the net proceeds of the sales to USEPA to discharge all USEPA claims. USEPA has agreed to consider entering into prospective purchaser agreements protecting the property purchasers from USEPA cost recovery claims and third party contribution claims, but is not willing to deduct legal fees of more than $25,000 and $20,000 from the Riviera Beach and Port Salerno properties, respectively. Since this leaves the Company no way to pay its legal fees to its outside environmental counsel, that counsel has had to withdraw from the legal representation. The Company appointed a new environmental counsel.

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

USEPA counsel had advised Solitron's counsel that once a prospective purchaser agreement is signed, the property is sold, and USEPA receives the proceeds ($419,000) plus the fund available in the Riviera Beach escrow account, USEPA will issue the Company and Honeywell a letter stating that it will not hold them liable for any additional past response costs for the Riviera Beach site. However, until the prospective purchaser agreement is signed by both the USEPA and the prospective buyer and the sale is consummated, there can be no guarantee that such transaction and release will take place.

USEPA advised the Company that it is unwilling to resolve its past and future cleanup costs in relation to the Port Salerno site under the ability to pay mechanism until the Port Salerno property is sold.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On June 25, 1999, the Company received notification from the USEPA that the latter perfected liens against Solitron Devices Riviera Beach and Port Salerno sites. The company is appealing these liens on the basis that USEPA failed to file claims in bankruptcy court.

On July 6, 1999 the buyer received from the USEPA the Proposed Prospective Purchaser Agreement. On July 15, 1999 the contract was signed by the buyer and returned to the USEPA for signature. When the USEPA has signed the contract they and the Department of Justice should publish the aforementioned agreement in the Federal Register. After the 30 day period allowed for public notice, the sale of the Riviera Beach Property should be finalized.

The Company's former facility in Jupiter, Florida was sold to Philips Electronics in 1982. In 1995 the Jupiter facility was the subject of a preliminary assessment by the USEPA. After its investigation, USEPA deferred any further remedial action to an FDEP lead. The Company's environmental legal counsel has been advised that this facility is being remediated and such remediation will be completed under a consent order with FDEP. By letter dated May 17, 1999, Philips put the Company on notice that it will seek to exercise its indemnity rights against the Company under the 1982 purchase and sale agreement. It is the Company's position that Philips' notice of and participation in the prior bankruptcy has discharged Philips' claims. For a further description of the Company's environmental issues, refer to "Item 1 - Business - Bankruptcy Proceedings" and to Note 12 of the accompanying Consolidated Financial Statements in the Company form 10KSG for the fiscal year ending February 28, 1998.

The Company has not been making payments to Palm Beach County or to Martin County. It is anticipated that the Martin County tax claim will be paid in full with the sale of the Port Salerno property. It is anticipated as well that the Palm Beach County Tax claim will be paid with the sale of the Riviera Beach property. The following table indicates the approximate cumulative status of amounts due under Court Plans as of May 31, 1999:

                                          DUE TO DATE                    PAID
                                          -----------                    ----
              Martin County                  $ 79,000                $  8,000

              Palm Beach County              $882,000                $280,000

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

To date, no objections have been raised regarding the amounts of the Company's payments to these taxing authorities. However, no assurances can be made that such an objection will not be raised in the future concerning the Company's obligations to those taxing authorities or that any of the Company's negotiations to restructure its payment obligations will be successful.

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

During the pendency of the Bankruptcy Proceedings, all secured and unsecured claims against and indebtedness of the Company (including accrued and unpaid interest) were stayed in accordance with the Bankruptcy Code while the Company continued its operations as a debtor-in-possession, subject to the control and supervision of the Bankruptcy Court. Because these stays limit cash outflow, the Company, during the pendency of the Bankruptcy Proceedings, realized positive cash flow from ongoing operations. Since the Company emerged from Chapter 11, it has experienced a positive cash flow from recurring operations; however, until the fiscal year ended February 28, 1997, overall cash flow was negative due primarily to the necessity to make payments of administrative expenses and unsecured debt payout arising in connection with the Bankruptcy Proceedings. The foregoing resulted in a decrease in cash and cash equivalents since emergence from Chapter 11. The Company has projected that it will continue to be able to generate sufficient funds to support its ongoing operations. However, the Company must be able to renegotiate its required payments to unsecured creditors, the USEPA, the FDEP and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

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

The Order of Confirmation (the "Confirmation Order") approving the Company's Amended Plan of Reorganization with First Modification (the "Plan") was issued by the Bankruptcy Court on August 20, 1993 (the "Confirmation Date"), and incorporated a plan for future remediation of the two properties of the Company dependent upon the properties being sold and the purchase price being applied to remediation costs. One property is Lot 1 (the north parcel) of the property at 1177 Blue Heron Road in the City of Riviera Beach, Florida (the "Riviera Beach Property"), and the second is its former Port Salerno facility, S.E. Cove Road, Port Salerno, Martin County, Florida (the "Port Salerno Property").

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

proceeding related to offsite groundwater contamination associated with the Riviera Beach Property, and potential claims may have been extinguished thereby.

At the time of the Plan and Consent Final Judgment, the Company's consultant estimated the costs of remediation pursuant to the Consent Final Judgment to be approximately $727,000 for the Port Salerno Property and $342,000 for the Riviera Beach Property. Approximately $1,029,000 has been accrued in the balance sheet as of May 31, 1999. The Company recorded these liabilities as $440,000 short-term liabilities and $589,000 long-term liabilities. These reservations are predicated on cleanup being performed under the existing Plan and Consent Final Judgment. The consultant estimated that remediation costs could be greater, particularly if further offsite wells became contaminated in Port Salerno and the affected properties must be supplied public water by further extension of the water lines. All residents who could be potentially affected by further groundwater plume movement in Port Salerno were notified of the pendency of the bankruptcy and that claims could be filed. The claims filed, except as set forth below, have been settled. The consultant did not estimate remediation costs were the United States Environmental Protection Agency to take the lead over the cleanup.

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

In October 1995, the Company advised the FDEP that it could pay only $1,000 per month into escrow, rather than the amounts specified by the Consent Final Judgment. Since then, the Company has paid $1,000 per month into the escrow for the properties. The total escrow amounts for the properties, as of May 31, 1999 is $46,000. FDEP has acquiesced in this payment level.

Under the Plan and Consent Final Judgment, the Company's consultant undertook additional soil contamination assessment of the Riviera Beach Property and received FDEP approval of the consultant's contamination assessment report recommendation that no further soil remediation is required. Similarly, the consultant

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

completed soil contamination assessment work at the Port Salerno Property and FDEP agreed with the consultant's submitted data and analysis that no further soil remediation is required.

Despite the Plan and Consent Final Judgment and the Company's repeated efforts to negotiate a deferral of action by the United States Environmental Protection Agency ("USEPA") to allow the Company to sell the properties, the USEPA re-evaluated the Riviera Beach and Port Salerno properties for potential listing on the Superfund National Priority List ("NPL"). During 1997, USEPA required the Company to sign site access agreements permitting USEPA to perform expanded site assessments at the properties. The Company was able to secure a 90-day deferral of further NPL listing evaluation in an attempt to allow prospective purchasers to complete due diligence on the properties. USEPA subsequently published notice of its proposal to list the Port Salerno Property on the NPL and listed it on July 27, 1998. By letter dated June 16, 1998, USEPA required the Company to consent to allow USEPA access to the Riviera Beach Property to complete a Remedial Investigation. By letter dated September 8, 1998, USEPA notified the Company that it would not defer cleanup of the Riviera Beach Property to a FDEP lead. USEPA stated, however, that it would defer listing the Riviera Beach Property on the NPL if prior owner/operator Honeywell, Inc. agreed to proceed with and fund an USEPA-lead voluntary Superfund cleanup. USEPA expressed willingness to negotiate a prospective purchaser agreement with any purchaser interested in redeveloping the Riviera Beach or Port Salerno properties.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

INTRODUCTION:

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, technological, competitive, governmental procurement, regulatory, strategies, available financing, and other factors discussed elsewhere in this report and in the documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

During the three months ended May 31, 1999, the company's book-to-bill ratio rose to approximately 0.90, reflecting a change in the demand for the Company's products and a lower average unit sale price. It is believed that such change in the intake of orders has been the general experience of most semiconductor manufacturers who participate in the same market as the Company. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price. However, should order intake decline, the company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. The Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the company's pre-petition obligations, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

The Company currently believes, based on information available to it, that its operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, based on the Company's current bookings, prices, profit margins and sales levels, the Company does not believe it will generate sufficient cash to satisfy both its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan of Reorganization. Thus, the Company is in negotiations with all such claim holders to reschedule the Company's payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants, the Company will be required to further reduce its size and reduce its cost of operations. However, over the long term, the Company believes that if the volume and prices of its product sales continue as presently anticipated, it will, subject to the continued deferral of certain obligations, generate sufficient cash from operations to sustain its current operations. In the event that sales decline significantly below the current level experienced by the Company, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Although the Company is pursuing additional sources of financing, there can be no assurance that financing will be available in amounts or upon terms sufficient to meet the Company's needs. However, in appropriate situations, the Company may seek strategic alliances, joint ventures with others, or acquisitions in order to maximize the Company's marketing potential, its utilization of existing resources, and to provide further opportunities for growth.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS-THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS ENDED MAY 31, 1998:

Net sales for the three months ended May 31, 1999 decreased 8% to $1,935,000 as compared to $2,103,000 for the three months ended May 31, 1998. Such decrease was primarily attributable to weak backlog and scheduling requirements of the Company's customers. The Company's backlog of open orders decreased 3.2% for the three months ended May 31, 1998 as compared to a decrease of 14.9% for the three months ended May 31, 1998 Such decrease is attributable to lower demand for the Company's product, resulting from the cut in defense spending and lower average sales price and general slowdown for semiconductors experienced industry wide. Gross margins on the Company's sales decreased to 20.9% for the three months ended May 31, 1999 in comparison to 26.1% for the three months ended May 31, 1998. This decrease is the result of a less favorable product mix, and an increase in the cost of goods sold. Gross profit for the three months ended May 31, 1999 decreased to $405,000 from $549,000 for the three months ended May 31, 1998. This decrease is primarily due to declined sales volume and an increase in the cost of goods sold as a percentage of sales.

For the three months ending May 31, 1999, the Company shipped 323.713 units as compared with 656.489 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The company has experienced an increase in the level of booking of approximately 31% for the quarter ended May 31, 1999 as compared to the same period for the previous year principally as a result of the Company's product being designated for use in programs that received long range funding by the Defense Department.

Selling, General, and Administrative expenses decreased to $282.000 for the three months ended May 31, 1999 from $337,000 for the comparable period in 1998. During the three months ending May 31, 1999, Selling, General, and Administrative expenses as a percentage of sales totaled 14.58% as compared with 16.02% for the three months ending May 31, 1998. The decrease was due primarily to lower salaries and lower commissions which were due to lower sales volume.

Operating income for the three months ended May 31, 1999 decreased to $123,000 from $212,000 for the three months ended May 31, 1998. This decrease is principally due to a lower sales volume which was partially offset by a decrease in the cost of goods sold as percentage of sales, and by a decrease in Selling, and General and Administrative expenses.

The Company recorded a net other expense of $39,000 for the three months ended May 31, 1999 versus a net other expense of $92,000 for the three months ended May 31, 1998. The variance was due to decreases in the Company's interest expense for the three months period of 1999.

Net income for the three months ended May 31, 1999 decreased to $84,000 versus $121,000 for the same period in 1998. The major contributing factor to this decrease was decreased sales volume offset by lower cost of sales and lower operating expenses.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net income of $84,000 and operating income of $123,000 for the three months ended May 31, 1999. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

At May 31, 1999, February 28, 1999 and May 31, 1998 respectively, the Company had cash and cash equivalents of $603,000, $784,000 and $713,000. This decrease was primarily the result of the Company settling with the IRS its 1987 tax obligations.

At May 31, 1999, the Company had working capital of $1,387,000 as compared with a working capital at May 31, 1998 of $1,251,000. At February 28, 1999, the Company had a working capital of $1,340,000. The approximately $47,000 change for the three months ended May 31, 1998 was due partly to an increase in pre-paid expenses and partly to an increase in inventory.

Pursuant to the Plan or Reorganization, the Company is required to pay an aggregate of approximately $2,483,338 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it reduce its payments to quarterly payments of $9,000. Following discussions between the Company and the unsecured creditors committee, the Company agreed to make quarterly payments of $11,000 starting August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. As of May 31, 1999, the Company had paid to the unsecured creditors approximately $204,000 of the $1,076,000 due. Of amounts owed to unsecured creditors $129,000 is carried as short-term debt and $1,173,000 is carried as long-term debt.

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno facility and the old Riviera Beach facilities. The costs of these assessments and remediations, estimated at $1,042,000, will be payable from the proceeds of the sale or lease of these properties. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of May 31, 1999, the Company had deposited $46,000 of the $120,000 due in accordance with the Plan into the escrow account.

For discussion regarding the status of the sale of the Riviera Beach facility, please see section 1 of "Notes to Condensed Consolidated Financial Statements."

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Pursuant to the Plan of Reorganization, beginning on the date the Company's net after tax income exceeds $500,000, the Company would be required to pay certain pre-petition creditors 10% of the amount of income that exceeds $500,000 until August 30, 2003 up to a maximum aggregate of $3,000,000 in such payments. Further, the Company's lease payments (less sublease payments from Vector) for its facilities in West Palm Beach, Florida would increase each year from approximately $255,000 during the current fiscal year in accordance with specified cost of living increases of not more than 5% per year.

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

The Company's computer operating system and business software package have been updated and, when tested on December 1998, found to be Y2K compliant. The Company expects all of its internally written custom reports to be Y2K compliant by September 30, 1999. As of April 30, 1999, fifty percent of such reports had been updated and tested or have no Y2K impact. Having these custom management reports updated to Y2K is not considered to be mission critical

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

In addition, the Company has contacted all of its business partners (i.e., services provider and raw material suppliers), and found that all of them are Y2K compliant or plan to be compliant by the 3rd quarter of 1999. Based on the currently available information, the Company does not anticipate any interruption to its ability to continue conducting business. However, the Company does not have control over such third parties and a failure of third parties to be Y2K compliant could have a material impact on the Company's ability to conduct business. Thus, the Company will continue to seek confirmation and updates from its business partners to certify that they addressed or will address year 2000 issues.

The cost of updating and testing the Company's year 2000 compliance has been expensed as part of its operating expenses and was not material.

                           PART II - OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS:
None.


ITEM 2.
None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES:
See Part 1.


ITEM 4.
None.


ITEM 5.
None.


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

SIGNATURE                            TITLE                         DATE
---------                            -----                         ----

/s/ SHEVACH SARAF
------------------------
Shevach Saraf                        Chairman,                     July 13, 1999
                                     President, and
                                     Chief Executive Officer

EXHIBIT INDEX

EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------

27                                                Financial Data Schedule