Form 10QSB
period 1999-08-31
SOLITRON DEVICES INC
filed 1999-10-15
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes __X__ No ______

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __X__ No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,034.704.

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION
------------------------------

Item      1.  Financial Statements (unaudited):

               Condensed Consolidated Balance Sheet -- August 31, 1999

               Condensed Consolidated Income Statement -- Three Months and six months Ended August 31, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows -- Six Months Ended August 31, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements

Item      2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations

PART II - OTHER INFORMATION
---------------------------

Item      1.  Legal Proceedings

Item      2.  Changes in Securities

Item      3.  Defaults Upon Senior Securities

Item      4.  Submission of Matters to a Vote of Security Holders

Item      5.  Other Information

Item      6.  Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.        Financial Statements:  Pages  4 - 14



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 15 - 20

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                             AUGUST 31, 1999
                                                             ---------------
                                                                (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                   $    546,000
    Accounts receivable, less allowance
      for doubtful accounts of $11,000                             1,097,000
    Inventories                                                    2,772,000
    Prepaid expenses and other current assets                        116,000
    Due from Vector                                                    3,000
                                                                ------------

    Total current assets                                         $ 4,534,000

PROPERTY, PLANT AND EQUIPMENT, net                                   512,000
NON-OPERATING PLANT FACILITIES, net of cost
    to dispose                                                           -0-
OTHER ASSETS                                                          83,000
                                                                 -----------
                                                                 $ 5,129,000
                                                                 -----------

                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                   $        -0-
    Current portion of accrued environmental expenses                          468,000
    Accounts payable - Post petition                                           355,000
    Accounts payable - Pre-petition, current portion                           104,000
    Accrued expenses                                                         2,165,000
    Accrued Chapter 11 administrative expense                                   16,000
                                                                           -----------

      Total current liabilities                                            $ 3,108,000


LONG-TERM DEBT, less current maturities                                          2,000

OTHER LONG-TERM LIABILITIES net of current portion,
             net of cost to dispose of non-operating plant facilities          463,000
                                                                               -------

TOTAL LIABILITIES                                                          $ 3,573,000

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value,
       authorized 500,000 shares,
       0 shares issued and outstanding                                              -0-

    Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 2,034,704                                         20,000

    Additional paid-in capital                                               2,618,000

    Accumulated deficit                                                     (1,082,000)
                                                                            ----------
      Total shareholder equity                                               1,556,000
                                                                            ----------

                                                                           $ 5,129,000
                                                                            ----------

                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended                          Six Months Ended
                                                 August 31,                                 August 31,

                                             1999               1998                     1999             1998
                                             ----               ----                     ----             ----

NET SALES                               $ 1,893,000      $  1,978,000             $ 3,828,000      $ 4,090,000
Cost of sales                             1,499,000         1,523,000               3,029,000        3,077,000
                                          ---------         ---------               ---------        ---------

Gross Profit                                394,000           464,000                 799,000        1,013,000
Selling, general and
   administrative expenses                  317,000           315,000                 599,000          652,000
                                         ----------        ----------                 -------          -------

Operating  income                            77,000           149,000                 200,000          361,000
                                          ---------        ----------                 -------          -------


OTHER INCOME (EXPENSE):
   Other income                               9,000            13,000                  20,000           22,000
   Interest expense                         (44,000)         (140,000)                (89,000)        (229,000)
   Other                                    (10,000)           (5,000)                (17,000)         (17,000)
                                        ------------        ----------                --------         --------

 Net other expense                          (45,000)         (132,000)                (86,000)        (224,000)
                                         -----------      ------------                --------        ---------

 Net income                              $   32,000        $   17,000                $114,000         $137,000
                                         ==========        ==========                ========         ========

INCOME PER SHARE:                        $      .02        $      .01                $    .06       $      .07

WEIGHTED AVERAGE
  SHARES OUTSTANDING                      2,034,000         2,034,000               2,034,000        2,034,000

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended August 31,
                                                                           1999             1998
                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net profit                                                        $  114,000        $   137,000
                                                                        ----------        -----------

Adjustments to reconcile net loss to
    Net cash used in operating activities:
           Depreciation and amortization                                   104,000            106,000
           (Increase) decrease in accounts receivable                       15,000             43,000
           (Increase) decrease in inventories                              (35,000)            30,000
           (Increase) in prepaid expenses
             and other current assets                                        3,000            (17,000)
           Decrease in due from Vector                                         - 0 -           34,000
           Increase (decrease) in accounts payable                        (269,000)          (128,000)
           Increase in accrued expenses
             and other liabilities                                        (108,000)          (121,000)
           Increase in accrued Chapter 11
             administrative expenses                                       (21,000)            16,000
                                                                        ----------        -----------


Total adjustments                                                         (311,000)           (37,000)
                                                                        ----------        -----------

      (Net Cash  required by) / Net cash generated from
        operating activities                                              (197,000)           100,000
                                                                        ----------        -----------

CASH FLOW FROM INVESTING ACTIVITIES:

      Proceeds from the disposal of assets, additions
      to property, plant and equipment                                     (29,000)           (84,000)
                                                                        ----------        -----------

           Net Cash used in investing activities                           (29,000)           (84,000)
                                                                        ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on capital leases                                           (12,000)            (4,000)
                                                                        ----------        -----------

           Net cash used in financing activities                           (12,000)            (4,000)
                                                                        ----------        -----------

NET INCREASE (DECREASE) IN CASH                                           (238,000)            12,000

CASH AT BEGINNING OF PERIOD                                            $   784,000        $   650,000
                                                                        ----------        -----------

CASH AT END OF PERIOD                                                  $   546,000        $   662,000
                                                                       ===========        ===========

Supplemental cash flow disclosure: Interest paid during the six months ended August 31, 1999 and 1998 was approximately $41,000 and $112,000 respectively.

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

The results of operations for the six-month period ended August 31, 1999 are not necessarily indicative of the results to be expected for the year ended February 29, 2000.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more discussion see Management's Discussion and Analysis). The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000, a level of payment which was maintained until February 28, 1997. Following discussion with the unsecured creditors committee, the Company agreed to increase the level of such payments to approximately $11,000 per quarter starting August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. To date, the Company made 17 of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period March 1, 1995 through August 31, 1999 in the aggregate amount of approximately $216,000 of the approximately $1,138,000 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim and the Company's acquisition of the unsecured claim of Argo Partners, Inc. (as described in the Company's form 10KSB for the period ending February 28, 1999), it is presently estimated that there are an aggregate of approximately $7,095,000 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company carries its debt to its unsecured creditors as $104,000 in short-term debt and $1,173,000 in long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000.

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

Currently, the Riviera Beach Property is under contract with National Land Company ("NLC") for market value of approximately $1,000,000. On September 28, 1999, the USEPA entered into a prospective purchaser agreement with NLC, subject to appropriate deductions from the purchase price paid to USEPA, for back property taxes and interest, legal fees in the amount of $25,000, 5% broker's fee, and closing costs. Under these terms, NLC would pay USEPA $419,000 in net purchase proceeds. USEPA is also seeking to have the environmental escrowed monies (approximately $15,000) relating to the Riviera Beach Property paid over to it by the Company to defray its cleanup costs. USEPA believes that it can compel Honeywell to complete the cleanup of the Riviera Beach Property.

USEPA counsel had advised Solitron's counsel that once a prospective purchaser agreement is signed, the property is sold, and USEPA receives the proceeds ($419,000) plus the fund available in the Riviera Beach escrow account (approximately $15,000), USEPA will issue the Company a letter confirming that its liability for past response costs is reduced by that amount, with any remainder to be applied to future response cost. Now, the Company must settle its tax obligation with Palm Beach County tax authorities and receive from FDEP a confirmation of Honeywell's primary responsibility for continued clean up of the site. Until such issues are resolved and the sale is consummated, there can be no guarantee that such transaction and release will take place.

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

It is the Company's position that its legal exposure to Honeywell for contribution to cleanup costs has been resolved in the bankruptcy, since Honeywell's claims were filed and rejected by bankruptcy court.

On June 25, 1999, the Company received notification from the USEPA that the latter perfected liens against Solitron Devices Riviera Beach and Port Salerno sites. The company is appealing these liens on the basis that USEPA failed to file claims in bankruptcy court. It is expected that the lien on the Riviera Beach facility will be removed once the sale is completed.

On July 6, 1999, the buyer received from the USEPA the Proposed prospective Purchaser Agreement. On July 15, 1999 the contract was signed by the buyer and returned to the USEPA for signature. USEPA and USDOJ have signed the contract and published the aforementioned agreement in the Federal Register. After the 30-day period allowed for public notice, which ended midnight September 27, 1999. The PPA was finalized as the public did not object to the agreement.

The Company's former facility in Jupiter, Florida was sold to Philips Electronics in 1982. In 1995 the Jupiter facility was the subject of a preliminary assessment by the USEPA. After its investigation, USEPA deferred any further remedial action to an FDEP lead. The Company's environmental legal counsel has been advised that this facility is being remediated and such remediation will be completed under a consent order with FDEP. By letter dated May 17, 1999, Philips put the Company on notice that it will seek to exercise its indemnity rights against the Company under the 1982 purchase and sale agreement. It is the Company's position that Philips' notice of and participation in the prior bankruptcy has discharged Philips' claims. For a further description of the Company's environmental issues, refer to "Item 1 - Business - Bankruptcy Proceedings" and to Note 12 of the Consolidated Financial Statements in the Company's form 10KSB for the fiscal year ending February 28, 1999.

The Company has not been making payments to Palm Beach County or to Martin County. It is anticipated that the Martin County tax claim will be paid in full with the sale of the Port Salerno property. It is anticipated as well that the Palm Beach County Tax claim will be paid with the sale of the Riviera Beach property. The following table indicates the approximate cumulative status of amounts due under Court Plans as of August 31, 1999:

                                     Due to Date                      Paid
                                     -----------                      ----
        Martin County                 $  80,000                 $    8,000

        Palm Beach County             $ 794,000                 $  367,000

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The pre-petition taxes owed to Palm Beach County arose from three sources: (a) tangible personal property, (b) real property formerly owned by the Company, but subsequently transferred to other entities, and (c) real property currently owned by the Company. Following the confirmation of the Company's plan of reorganization, Palm Beach County received funds in partial payment of these tax liabilities. The Company believes that Palm Beach County applied these funds without regard to the purpose for which they were being paid (e.g., payments toward tangible personal property taxes were applied by the County against amounts owed on real property taxes). There exist issues between the Company and the County with regard to the proper application of the subject tax payments and regarding the applicable tax rate applying to them for the three categories of property, and until these issues are resolved, the precise amounts owed for tangible personal property taxes and real property taxes for the pre-petition period cannot be stated with certainty

To date, no objections have been raised regarding the amounts of the Company's payments to these taxing authorities. However, no assurances can be made that such an objection will not be raised in the future concerning the Company's obligations to those taxing authorities or that any of the Company's negotiations to restructure its payment obligations will be successful.

On October 12, 1999, the Company completed the sale of the Riviera Beach facility to National Land Company. Contemporaneously with the sale, the Company has settled all of its tax obligations to Palm Beach County other than the 1999 personal property taxes still not due or payable. Also, the sum of $419,000 was transferred to the USEPA which will issue a letter that Solitron's liability for past response costs is reduced by that amount, with any remainder to be applied to future response costs. The USEPA will also be the recipient of approximately $15,000 from the Riviera Beach escrow account. The Company continues its effort to receive from FDEP a confirmation of Honeywell's primary responsibility for continued clean up of the site. The net effect on the Company's balance sheet is not material as the assets being disposed of are approximately equal to the liabilities been relieved.

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

At the time of the Plan and Consent Final Judgment, the Company's consultant estimated the costs of remediation pursuant to the Consent Final Judgment to be approximately $727,000 for the Port Salerno Property and $342,000 for the Riviera Beach Property. Approximately $1,029,000 has been accrued in the balance sheet as of August 31, 1999. The Company recorded these liabilities as $440,000 short-term liabilities and $589,000 long-term liabilities. These reservations are predicated on cleanup being performed under the existing Plan and Consent Final Judgment. The consultant estimated that remediation costs could be greater, particularly if further offsite wells became contaminated in Port Salerno and the affected properties must be supplied public water by further extension of the water lines. All residents who could be potentially affected by further groundwater plume movement in Port Salerno were notified of the pendency of the bankruptcy and that claims could be filed. The claims filed, except as set forth below, have been settled. The consultant did not estimate remediation costs were the United States Environmental Protection Agency to take the lead over the cleanup.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In October 1995, the Company advised the FDEP that it could pay only $1,000 per month into escrow, rather than the amounts specified by the Consent Final Judgment. Since then, the Company has paid $1,000 per month into the escrow for the properties. The total escrow amounts for the properties, as of August 31, 1999 is $49,000. FDEP has acquiesced in this payment level.

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

During the six months ended August 31, 1999, the company's book-to-bill ratio rose to approximately 0.98, reflecting a change in the demand for the Company's products and a lower average unit sale price. It is believed that such change in the intake of orders has been the general experience of most semiconductor manufacturers who participate in the same market as the Company. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price. However, should order intake decline, the company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. The Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the company's pre-petition obligations, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1998:

Net sales for the three months ended August 31, 1999 decreased 4.7% to $1,893,000 as compared to $1,987,000 for the three months ended August 31, 1998. Such decrease was primarily attributable to the shutdown of operations during 4 days at the end of the month of July, caused by a total failure of the building's central air conditioning unit.. The Company's backlog of open orders decreased less than 1/4 of a percent for the three months ended August 31, 1999 as compared to an increase of 21% for the three months ended August 31, 1998. The decrease, which has been greater had there not been the shutdown, was due to belated orders.

Gross margins on the Company's sales decreased to 20.80% for the three months ended August 31, 1999 in comparison to 23.35% for the three months ended August 31, 1998. This decrease is the result of a less favorable product mix change, and an increase in the cost of goods sold.

Because of the temperature, humidity and air purity restrictions imposed on the production of electronic components used in military applications, Solitron had to stop all manufacturing and testing operations for these four days.

Solitron Devices, Inc. has submitted a claim for business interruption, higher overtime premium for loss of product, and for damaged equipment. Though Solitron is expecting to receive payments from the insurance company to cover the extra expenses incurred as well as to cover damaged equipment and loss of product, there is no assurance that all of this will be reimbursed by the insurance company. In August, Solitron Devices Inc. was able to bring its production back to the level sustained before the incident but has not yet been able to make up for the lost time.

Gross profit for the three months ended August 31, 1999 decreased to $394,000 from $464,000 for the three months ended August 31, 1998. This decrease is primarily due to decreased sales volume.

For the three months ending August 31, 1999, the Company shipped 263,517 units as compared with 559,012 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company has experienced a decrease in the level of booking of approximately 35.6% for the quarter ended August 31, 1999 as compared to the same period for the previous year principally as a result of the changes in the rate and timing of defense spending.

Selling, general, and administrative expenses increased to $317,000 for the three months ended August 31, 1999 from $315,000 for the comparable period in 1998. During the three months ending August 31, 1999, selling, general, and administrative expenses as a percentage of sales was 16.74% as compared with 15.85% for the three months ending August 31, 1998

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Operating income for the three months ended August 31, 1999 decreased to $77,000 from $149,000 for the three months ended August 31, 1998. This decrease is principally due to a decrease in sales volume caused by the previously mentioned shutdown.

The Company recorded a net other expense of $69,000 for the three months ended August 31, 1999 versus a net other expense of $132,000 for the three months ended August 31, 1998. This variance was due principally to a significant decrease in the Company's imputed interest expense of $24,000 as compared to $59,000 for the three months ended August 31, 1999 and August 31, 1998 respectively. The pre-petition interest expense for the three month period ending August 31, 1999 decreased to $21,000 from $82,000 from the same three month period in 1998. This decrease is due to the fact that the Company paid off its delinquent income taxes.

Net income for the three months ended August 31, 1999 increased to $30,000 versus $17,000 for the same period in 1998. The major contributing factor to this increase was the decrease in the level of expense interest.

RESULTS OF OPERATIONS-SIX MONTHS ENDED AUGUST 31, 1999 COMPARED TO SIX MONTHS ENDED MAY 31, 1998:

Net sales for the six months ended August 31, 1999 decreased 6% to $3,828,000 as compared to $4,090,000 for the six months ended August 31, 1998. Such decrease was primarily attributable to weak backlog and scheduling requirements of the Company's customers. The Company's backlog of open orders decreased 3.4% for the six months ended August 31, 1999 as compared to a decrease of 5.8% for the six months ended August 31, 1999 Such decrease is attributable to lower demand for the Company's product, resulting from the cut in defense spending and lower average sales price and general slowdown for semiconductors experienced industry wide. Gross margins on the Company's sales decreased to 20.9% for the six months ended August 31, 1999 in comparison to 24.8% for the six months ended August 31, 1999. This decrease is the result of a less favorable product mix, and an increase in the cost of goods sold. Gross profit for the six months ended August 31, 1999 decreased to $799,000 from $1,013,000 for the six months ended August 31, 1999. This decrease is primarily due to declined sales volume and an increase in the cost of goods sold as a percentage of sales.

July 1999 sales totaled only $601,000 due to an obligatory shutdown of operations for a period of four days. During the night of July 19, the chiller of the air conditioning unit of the building stopped and eventually was replaced.

For the six months ending August 31, 1999, the Company shipped 587,230 units as compared with 1,215,501 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company has experienced a decrease in the level of booking of approximately 14% for the six months ended August 31, 1999 as compared to the same period for the previous year principally as a result of the Defense Department's belated orders.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Selling, General, and Administrative expenses decreased to $599,000 for the six months ended August 31, 1999 from $652,000 for the comparable period in 1998. During the six months ending August 31, 1999, Selling, General, and Administrative expenses as a percentage of sales totaled 15.64% as compared with 15.94% for the six months ending August 31, 1998. The decrease was due primarily to lower salaries and lower commissions which were due to lower sales volume.

Operating income for the six months ended August 31, 1999 decreased to $200,000 from $361,000 for the six months ended August 31, 1998. This decrease is principally due to a lower sales volume which was partially offset by a decrease in the cost of goods sold as percentage of sales, and by a decrease in Selling, and General and Administrative expenses.

The Company recorded a net other expense of $69,000 for the six months ended August 31, 1999 versus a net other expense of $207,000 for the six months ended August 31, 1998. The variance was due to decreases in the Company's interest expense for the six months period of 1999.

Net income for the six months ended August 31, 1999 decreased to $114,000 versus $135,000 for the same period in 1998. The major contributing factor to this decrease was decreased sales volume offset by lower cost of sales and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net income of $114,000 and operating income of $200,000 for the six months ended August 31, 1999. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

At August 31, 1999, February 28, 1999 and August 31, 1998 respectively, the Company had cash and cash equivalents of $546,000, $784,000 and $662,000. This decrease was primarily the result of the Company settling with the IRS its 1987 tax obligations.

At August 31, 1999, the Company had working capital of $1,426,000 as compared with a working capital at August 31, 1998 of $1,262,000. At February 28, 1999, the Company had a working capital of $1,340,000. The approximately $86,000 change for the six months ended August 31, 1999 was due mainly to a decrease in accounts payable and in accrued expenses and offset by a slight decrease in total assets.

Pursuant to the Plan or Reorganization, the Company is required to pay an aggregate of approximately $2,483,338 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company has proposed to its unsecured creditors that it reduce its payments to quarterly payments of $9,000. Following discussions between the Company and the unsecured creditors committee, the Company agreed to make quarterly payments of $11,000 starting August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. As of August 31, 1999, the Company had paid to the unsecured creditors approximately $216,000 of the $1,138,000 due. Of amounts owed to unsecured creditors $104,000 is carried as short-term debt and $1,173,000 is carried as long-term debt.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company is required to complete the assessment and remediation of the Port Salerno facility and the old Riviera Beach facilities. The costs of these assessments and remediations, estimated at $1,042,000, will be payable from the proceeds of the sale or lease of these properties. As part of these requirements, the Company performed soil remediation assessment at both facilities. These tests indicated that no soil remediation is required at the Port Salerno and old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of August 31, 1999, the Company had deposited $49,000 of the $120,000 due in accordance with the Plan into the escrow account.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company's computer operating system and business software package have been updated and, when tested on December 1998, found to be Y2K compliant. The Company expects all of its internally written custom reports to be Y2K compliant by October 31, 1999. As of August 31, 1999, 100% of such reports had been updated and more than 95% or have no Y2K impact. Having these custom management reports updated to Y2K is not considered to be mission critical

In addition, the Company has contacted all of its business partners (i.e., services provider and raw material suppliers), and found that all of them are Y2K compliant or plan to be compliant by October 31, 1999. Based on the currently available information, the Company does not anticipate any interruption to its ability to continue conducting business. However, the Company does not have control over such third parties and a failure of third parties to be Y2K compliant could have a material impact on the Company's ability to conduct business. Thus, the Company will continue to seek confirmation and updates from its business partners to certify that they addressed or will address year 2000 issues.

The cost of updating and testing the Company's year 2000 compliance has been expensed as part of its operating expenses and was not material.

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings
None

ITEM 2.           Changes in Securities
None

ITEM 3.           Defaults Upon Senior Securities
See Part 1

ITEM 4.           Submission of Matters to a Vote of Security Holders
None

ITEM 5.           Other Information
None

ITEM 6.           Exhibits and Reports on Form 8-K

               A. Exhibits

                  27. Financial Data Schedule

               B. Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of Solitron and in the capacity and on the date indicated.

Signature                                   Title                               Date
---------                                   -----                               ----

/s/ Shevach Saraf
-----------------
Shevach Saraf                               Chairman,                           October 15, 1999
                                            President, and
                                            Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
27                                 Financial Data Schedule