Form 10QSB
period 1999-11-30
SOLITRON DEVICES INC
filed 2000-01-14
CIK 91668

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                For the quarterly period ended November 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For
      the transition period from           to
                                 ---------    ---------
                 Commission file number  1-4978
                                       ---------

                             SOLITRON DEVICES, INC.
                             ----------------------
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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

Item      1.  Financial Statements (unaudited):

               Condensed Consolidated Balance Sheet -- November 30, 1999

               Condensed Consolidated Income Statement -- Three Months and Nine months Ended November 30, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows -- Nine Months Ended November 30, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements

Item      2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations

PART II - OTHER INFORMATION

Item      1.  Legal Proceeding

Item      2.  Changes in Securities

Item      3.  Defaults Upon Senior Securities

Item      4.  Submission of Matters to a Vote of Security Holders

Item      5.  Other Information

Item      6.  Exhibits and Reports on Form 8-K

Signatures

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements:  Pages  4 - 13

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 14- 20

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                NOVEMBER 30, 1999
                                   (Unaudited)

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           971,000
    Accounts receivable, less allowance
      for doubtful accounts of $11,000                                  870,000
    Inventories                                                       2,576,000
    Prepaid expenses and other current assets                           108,000
    Due from Vector                                                       5,000
                                                                    -----------
Total current assets                                                $ 4,530,000

PROPERTY, PLANT AND EQUIPMENT, net                                      471,000
NON-OPERATING PLANT FACILITIES, net of cost
    to dispose                                                              -0-
OTHER ASSETS                                                             83,000
                                                                    -----------
                                                                    $ 5,084,000
                                                                    ===========

                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 1999
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of accrued environmental expenses                  495,000
    Accounts payable - Post petition                                   231,000
    Accounts payable - Pre-petition, current portion                    92,000
    Accrued expenses                                                 1,175,000
    Accrued Chapter 11 administrative expense                            2,000
                                                                   -----------
      Total current liabilities                                    $ 1,994,000

Other long-term liabilities net of current portion,
     net of cost to dispose of non-operating plant facilities        1,418,000
                                                                   -----------
TOTAL LIABILITIES:                                                 $ 3,413,000

Stockholders' Equity:
    Preferred stock, $.01 par value,
       authorized 500,000 shares,
       0 shares issued and outstanding                                      -0-

    Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 2,034,704                                 20,000

    Additional paid-in capital                                       2,618,000

    Accumulated deficit                                               (967,000)
                                                                   -----------
    Total shareholder equity                                         1,671,000
                                                                   -----------
                                                                   $ 5,084,000
                                                                   ===========

                   The accompanying notes are an integral part
                     of these condensed financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                        NOVEMBER 30,                     NOVEMBER 30,
                                   1999             1998             1999             1998
                               -----------      -----------      -----------      -----------
Net sales                      $ 2,015,000      $ 1,988,000      $ 5,843,000      $ 6,078,000
Cost of sales                    1,530,000        1,580,000        4,559,000        4,657,000
                               -----------      -----------      -----------      -----------
Gross Profit                       485,000          408,000        1,284,000        1,421,000
Selling, general and
   administrative expenses         285,000          307,000          884,000          959,000
                               -----------      -----------      -----------      -----------
Operating  income                  200,000          101,000          400,000          462,000
                               -----------      -----------      -----------      -----------
Other income (expense):
   Other income                    616,000           16,000          636,000           38,000
   Interest expense                (28,000)         (97,000)        (117,000)        (326,000)
   Other                          (672,000)          (9,000)        (689,000)         (26,000)
                               -----------      -----------      -----------      -----------
Net other expense                  (84,000)         (90,000)        (170,000)        (314,000)
                               -----------      -----------      -----------      -----------
Net income                     $   116,000      $    11,000      $   230,000      $   148,000
                               ===========      ===========      ===========      ===========
INCOME PER SHARE:              $       .06      $       .01      $       .11      $       .07

WEIGHTED AVERAGE
 SHARES OUTSTANDING              2,034,704        2,034,704        2,034,704        2,034,704


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED NOVEMBER 30,
                                                             1999          1998
                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net profit                                          $ 230,000      $ 148,000
                                                          ---------      ---------
Adjustments to reconcile net loss to
      Net cash used in operating activities:
           Depreciation and amortization                    157,000        162,000
           (Increase) decrease in accounts receivable       242,000       (185,000)
           (Increase) decrease in inventories               161,000          5,000
           (Increase) decrease in prepaid expenses
             and other current assets                        11,000        (34,000)
           (Increase) decrease in due from Vector            (2,000)        49,000
           Increase (decrease) in accounts payable         (406,000)       138,000
           Increase (decrease) in accrued expenses
             and other liabilities                         (980,000)        (8,000)
           Increase (decrease) in accrued Chapter 11
             administrative expenses                        (35,000)        16,000
           Increase (decrease) in Other
             Long Term Liabilities                          850,000              0
                                                          ---------      ---------
Total adjustments                                            (2,000)       143,000
                                                          ---------      ---------
      Net cash generated from operating activities          228,000        291,000
                                                          ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:

      Proceeds from the disposal of assets, additions
      to property, plant and equipment                      (41,000)      (178,000)
                                                          ---------      ---------
           Net Cash used in investing activities            (41,000)      (178,000)
                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital leases                                  0         (6,000)
                                                          ---------      ---------
           Net cash used in financing activities                  0         (6,000)
                                                          ---------      ---------
NET INCREASE (DECREASE) IN CASH                             187,000        107,000

CASH AT BEGINNING OF PERIOD                               $ 784,000      $ 650,000
                                                          ---------      ---------
CASH AT END OF PERIOD                                     $ 971,000      $ 757,000
                                                          =========      =========


Supplemental cash flow disclosure: Interest paid during the Nine months ended November 30, 1999 and 1998 was approximately $117,000 and $326,000 respectively.

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

The results of operations for the Nine month period ended November 30, 1999 are not necessarily indicative of the results to be expected for the year ended February 29, 2000.

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

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment. The Company has proposed to its unsecured creditors that it make quarterly payments of $9,000, a level of payment which was maintained until February 28, 1997. Following discussion with the unsecured creditors committee, the Company agreed to increase the level of such payments to approximately $11,000 per quarter starting August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. To date, the Company made 18 of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period March 1, 1995 through November 30, 1999 in the aggregate amount of approximately $229,000 of the approximately $1,200,000 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim and the Company's acquisition of the unsecured claim of Argo Partners, Inc. (as described in the Company's form 10KSB for the period ending February 28, 1999), it is presently estimated that there are an aggregate of approximately $7,095,000 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. The Company carries its debt to its unsecured creditors as $ 92,000 in short-term debt and $ 1,173,000 in long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3,500,000 in allowed claims, subject to a maximum quarterly payment of $105,000.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On October 12, 1999, the Company completed the sale of the Riviera Beach facility to National Land Company. Contemporaneously with the sale, the Company has settled all of its tax obligations to Palm Beach County other than the 1999 personal property taxes still not due or payable. Also, the sum of $419,000 was transferred to the United States Environmental Protection Agency (USEPA) in settlement of the lien that the USEPA had placed on the property. The USEPA also received approximately $15,000 from the Riviera Beach escrow account. The Company continues its effort to receive from Florida Department of Environmental Protection (FDEP) a confirmation that the previous owner (Honeywell) has the primary responsibility for continued clean up of the site.

USEPA advised the Company that it is unwilling to resolve its past and future cleanup costs in relation to the Port Salerno site under the USEPA's ability to pay mechanism until the Port Salerno property is sold. Subsequent to informing the company of their above mentioned intentions, the USEPA placed a lien of approximately $547,000 on the Port Salerno Property. After consultation with attorneys, the Company recorded this liability during the quarter ended November 30, 1999 and classified it as an additional environmental liability. The Company has offered to settle USEPA past and future cost claims arising from the site by paying the USEPA the net proceeds of the sale of the property under a prospective purchaser agreement, after deducting certain sales expenses and the amount required to pay the outstanding real estate taxes.

It is the Company's position that any USEPA cost recovery claims are discharged in the prior bankruptcy and that USEPA is bound by the terms of the remediation approved under the Amended Order of Confirmation in Bankruptcy. Though USEPA received notice of Solitron's Bankruptcy, had knowledge of FDEP's claim and participation in the Bankruptcy, and that it likewise had already incurred costs to investigate the properties, USEPA did not file a claim in the Bankruptcy, apparently deferring to FDEP's claims regarding the remediation of the properties. USEPA does not agree with the Company's conclusion that its claims have been discharged in the bankruptcy. As there have been varying interpretations of the laws regarding obligations to the USEPA for companies previously in bankruptcy the Company has decided to accrue for the lien that the USEPA has placed on the Port Salerno property.

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

The Real Estate Property Taxes due to the Martin County Tax Collector's Office, including the interest due on the delinquent part, amount to approximately $209,000 as of November 30, 1999.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

During the pendency of the Bankruptcy Proceedings, all secured and unsecured claims against and indebtedness of the Company (including accrued and unpaid interest) were stayed in accordance with the Bankruptcy Code while the Company continued its operations as a debtor-in-possession, subject to the control and supervision of the Bankruptcy Court. Because these stays limit cash outflow, the Company, during the pendency of the Bankruptcy Proceedings, realized positive cash flow from ongoing operations. Since the Company emerged from Chapter 11, it has experienced a positive cash flow from recurring operations; however, until the fiscal year ended February 28, 1997, overall cash flow was negative due primarily to the necessity to make payments of administrative expenses and unsecured debt payout arising in connection with the Bankruptcy Proceedings. The foregoing resulted in a decrease in cash and cash equivalents since emergence from Chapter 11. The Company has projected that it will continue to be able to generate sufficient funds to support its ongoing operations. However, the Company must be able to renegotiate its required payments to unsecured creditors, the USEPA, the FDEP and Martin County taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

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

At the time of the Plan and Consent Final Judgment, the Company's consultant estimated the costs of remediation pursuant to the Consent Final Judgment to be approximately $727,000 for the Port Salerno Property and $342,000 for the Riviera Beach Property. Approximately $1,571,000 has been accrued in the balance sheet as of November 30, 1999. The Company recorded these liabilities as $495,000 current liabilities and $1,076,000 non-current liabilities. Included in this latter amount is $547,000 to cover the lien placed by the USEPA on the Port Salerno Property. These reservations are predicated on cleanup being performed under the existing Plan and Consent Final Judgment. The consultant estimated that remediation costs could be greater, particularly if further offsite wells became contaminated in Port Salerno and the affected properties must be supplied public water by further extension of the water lines. All residents who could be potentially affected by further groundwater plume movement in Port Salerno were notified of the pendency of the bankruptcy and that claims could be filed. The claims filed, except as set forth below, have been settled. The consultant did not estimate remediation costs were the United States Environmental Protection Agency to take the lead over the cleanup.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In October 1995, the Company advised the FDEP that it could pay only $1,000 per month into escrow, rather than the amounts specified by the Consent Final Judgment. Since then, the Company has paid $1,000 per month into the escrow for the properties. The total escrow amount paid relating to the properties, as of November 30, 1999 is $52,000. FDEP has acquiesced in this payment level.

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

Despite the Plan and Consent Final Judgment and the Company's repeated efforts to negotiate a deferral of action by the United States Environmental Protection Agency ("USEPA") to allow the Company to sell the properties under the terms of the state judgement, the USEPA re-evaluated the Riviera Beach and Port Salerno properties for potential listing on the Superfund National Priority List ("NPL"). During 1997, USEPA required the Company to sign site access agreements permitting USEPA to perform expanded site assessments at the properties. The Company was able to secure a 90-day deferral of further NPL listing evaluation in an attempt to allow prospective purchasers to complete due diligence on the properties. USEPA subsequently published notice of its proposal to list the Port Salerno Property on the NPL and listed it on July 27, 1998 and is performing the cleanup using Superfund monies. By letter dated June 16, 1998, USEPA required the Company to consent to allow USEPA access to the Riviera Beach Property to complete a Remedial Investigation. By letter dated September 8, 1998, USEPA notified the Company that it would not defer cleanup of the Riviera Beach Property to a FDEP lead. USEPA stated, however, that it would defer listing the Riviera Beach Property on the NPL if prior owner/operator Honeywell, Inc. agreed to proceed with and fund an USEPA-lead voluntary Superfund cleanup. USEPA expressed willingness to negotiate a prospective purchaser agreement with any purchaser interested in redeveloping the Riviera Beach or Port Salerno properties. The subsequent sale of the Riviera Beach site included a USEPA agreement with the purchaser holding it to have no liability for the past releases at the site.

The Company has provided Honeywell site access and is nearing agreement on terms of such access to permit Honeywell to perform the required cleanup without any participation from the Company or from the new owner of the property. Again, the position of the Company is that Honeywell's claim for cleanup and the potential claim of EPA, if asserted against the company, are barred by the Bankruptcy Court Order. For additional discussion about the Company's effort to sell the Riviera Beach facility see "Notes to Condensed Consolidated Financial Statements I "general". Pursuant to a consent agreement with the USEPA, Honeywell (now Allied Signal) has performed a remedial investigation of the site. Its feasibility study is scheduled for completion within a few months. Honeywell (Allied Signal) has indicated its willingness to perform the remedial action required at the site and USEPA has advised the Company that it will look to Honeywell to complete the remediation either under a consent agreement or an order directing it to perform the clean up.

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

During the Nine months ended November 30, 1999, the Company's book-to-bill ratio dropped to approximately 1.056 from 1.084 for the equivalent period of the prior year. Net orders booked for the three months ended November 30, 1999 exceeded $2,540,000. It is believed that such change in the intake of orders has been the general experience of most semiconductor manufacturers who participate in the same market as the Company. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price. However, should order intake decline, the company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. The Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the company's pre-petition obligations, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998:

Net sales for the three months ended November 30, 1999 increased 1.4% to $2,015,000 as compared to $1,988,000 for the three months ended November 30, 1998. This increase was primarily attributable to increased productivity. The Company's backlog of open orders increased 9.2% for the three months ended November 30, 1999 as compared to an increase of 7.3% for the three months ended November 30, 1998.

Gross margins on the Company's sales increased to 24.07% for the three months ended November 30, 1999 in comparison to 20.52% for the three months ended November 30, 1998. This increase is the result of a more favorable product mix and an increase in yields.

Gross profit for the three months ended November 30, 1999 increased to $485,000 from $408,000 for the three months ended November 30, 1998. This increase is due to a better product mix and to a reduction of manufacturing overhead expense.

For the three months ending November 30, 1999, the Company shipped 206,883 units as compared with 448,980 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company has experienced a increase in the level of booking of approximately 8.3% for the quarter ended November 30, 1999 as compared to the same period for the previous year principally as a result of the changes in the rate and timing of defense spending. Subsequent to November 30, 1999 bookings have declined considerably again demonstrating the irregularity of defense spending.

Selling, general, and administrative expenses decreased to $285,000 for the three months ended November 30, 1999 from $307,000 for the comparable period in 1998. During the three months ending November 30, 1999, selling, general, and administrative expenses as a percentage of sales was 14.14% as compared with 15.44% for the three months ending November 30, 1998

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Operating income for the three months ended November 30, 1999 increased to $200,000 from $101,000 for the three months ended November 30, 1998. This increase is due to both an increase in gross margin and a reduction in Selling and General and Administrative expenses.

The Company recorded a net other expense of $84,000 for the three months ended November 30, 1999 versus a net other expense of $90,000 for the three months ended November 30, 1998. This variance was due to a significant decrease in the Company's imputed interest expense of $24,000 for the three months ended November 30, 1999 as compared to $59,000 for the three months ended November 30, 1998. The pre-petition interest expense for the three month period ending November 30, 1999 decreased to $4,000 from $38,000 from the same three month period in 1998. This decrease is due to the fact that the Company paid off its delinquent income taxes and settled its delinquent Property Taxes due to Palm Beach County. The extinguishment of debt resulting from the settlements aggregating $607,000 which was offset by the accrual for the USEPA lien of $547,000 and by the write down of the Port Salerno property by $90,000, also contributed to this variance.

Net income for the three months ended November 30, 1999 increased to $116,000 versus $11,000 for the same period in 1998. The major contributing factor to this increase was the increase in gross margin.

RESULTS OF OPERATIONS-NINE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1998:

Net sales for the Nine months ended November 30, 1999 decreased 3.9% to $5,843,000 as compared to $6,078,000 for the Nine months ended November 30, 1998. This decrease was primarily attributable to a weak backlog and scheduling requirements of the Company's customers. The Company's backlog of open orders decreased 3.4% for the Nine months ended November 30, 1999 as compared to a decrease of 5.8% for the Nine months ended November 30, 1999 Such decrease is attributable to lower demand for the Company's product, resulting from the lower defense spending and lower average sales price and general slowdown for military grade power semiconductors experienced industry wide. Gross margins on the Company's sales decreased to 21.98% for the Nine months ended November 30, 1999 in comparison to 23.38% for the Nine months ended November 30, 1999. This decrease is the result of a higher material cost as a percentage of sales. Gross profit for the Nine months ended November 30, 1999 decreased to $1,284,000 from $1,421,000 for the Nine months ended November 30, 1998. This decrease is primarily due to declined sales volume and an increase in the cost of goods sold as a percentage of sales.

July 1999 sales totaled only $601,000 due to an obligatory shutdown of operations for a period of four days. During the night of July 19, the chiller of the air conditioning unit of the building stopped and eventually was replaced. Because of the temperature, humidity and air purity restrictions imposed on the production of electronic components used in military applications, Solitron had to stop all manufacturing and testing operations for these four days. Solitron Devices, Inc. submitted a claim for business interruption, higher overtime premium for loss of product, and for damaged equipment. Solitron received payments from the insurance company to cover the extra expenses incurred and loss of product. The total value of damaged equipment did not reach the deductible amount of $10,000 so there was no reimbursement by the insurance company. In August, Solitron Devices Inc. was able to bring its production back to the level sustained before the incident but has not yet been able to make up for the lost time.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

For the Nine months ending November 30, 1999, the Company shipped 794,113 units as compared with 1,864,487 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company has experienced a decrease in the level of booking of approximately 6.2% for the Nine months ended November 30, 1999 as compared to the same period for the previous year.

Selling, General, and Administrative expenses decreased to $884,000 for the Nine months ended November 30, 1999 from $959,000 for the comparable period in 1998. During the Nine months ending November 30, 1999, Selling, General, and Administrative expenses as a percentage of sales totaled 15.13% as compared with 15.78% for the Nine months ending November 30, 1998. The decrease was due primarily to lower salaries and lower commissions which were due to lower sales volume.

Operating income for the Nine months ended November 30, 1999 decreased to $400,000 from $462,000 for the Nine months ended November 30, 1998. This decrease is principally due to a lower sales volume and to an increase in the cost of goods sold, offset by a decrease in Selling, and General and Administrative expenses.

The Company recorded a net other expense of $170,000 for the Nine months ended November 30, 1999 versus a net other expense of $314,000 for the Nine months ended November 30, 1998. The variance was due mainly to decreases in the Company's interest expense for the Nine months period of 1999. The extinguishment of debt of $607,000, offset by the reserve for the USEPA lien of $547,000 and by the write-down of the Port Salerno property value by $90,000 also contributed to this variance.

Net income for the Nine months ended November 30, 1999 increased to $230,000 versus $148,000 for the same period in 1998. The major contributing factor to this increase was the decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net income of $230,000 and operating income of $400,000 for the Nine months ended November 30, 1999. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments which cannot be supported by the Company's current level of operations.

At November 30, 1999, February 28, 1999 and November 30, 1998 respectively, the Company had cash and cash equivalents of $971,000, $784,000 and $757,000. This increase was primarily the result of a $400,000 reduction of receivables offset by the Company settling with the IRS its 1987 tax obligations.

At November 30, 1999, the Company had working capital of $2,536,000 as compared with a working capital at November 30, 1998 of $1,191,000. At February 28, 1999, the Company had a working capital of $1,340,000. The approximately $1,196,000 change for the Nine months ended November 30, 1999 was due mainly to decreases in accounts payable and in accrued expenses.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The decrease of approximately $1,054,000 in accrued expenses for the nine month period ending November 30, 1999 is due to the aforementioned settlement of the Palm Beach County property taxes as well as to the payment of delinquent taxes due to the IRS and to a reclassification to Long Term Liabilities. The $850,000 increase in Other Long Term Liabilities is due mainly to the accrual for the lien that the USEPA placed on the Port Salerno Property. The remainder of the increase is due to a reclassification from current liabilities.

Pursuant to the Plan of Reorganization, the Company is required to pay an aggregate of approximately $2,483,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. The Company has proposed to its unsecured creditors that it reduce its payments to quarterly payments of $9,000. Following discussions between the Company and the unsecured creditors committee, the Company agreed to make quarterly payments of $11,000 starting August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. As of November 30, 1999, the Company had paid to the unsecured creditors approximately $229,000 of the approximately $1,200,000 required by the plan of reorganization. Of amounts owed to unsecured creditors $92,000 is carried as short-term debt and $1,173,000 is carried as long-term debt.

Pursuant to the terms of the Plan of Reorganization and Consent Final Judgment, the Company was required to perform the assessment and remediation of the Port Salerno facility and the old Riviera Beach facilities. The costs of these assessments and remediations, estimated at $1,042,000, was to be payable from the proceeds of the sale or lease of these properties. As part of these requirements, the Company performed soil assessment at both facilities. These tests indicated that no further soil remediation was required at the Port Salerno and old Riviera Beach facilities and the DEP has concurred that no further soil remediation is required at either property. The Company is renegotiating with DEP the terms of the cash payments into the aforementioned escrow account and, while the negotiations are under way, the Company deposits $1,000 per month. As of November 30, 1999, the Company had deposited $47,000 of the $410,000 due in accordance with the Plan into the escrow account. Following the sale of the Riviera Beach facility all funds in this account were transferred to the USEPA, and monthly payments are now being made only to the Port Salerno escrow account.

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

The Company's computer operating system and business software package have been updated and, when tested on December 1998, found to be Y2K compliant. The Company expects all of its internally written custom reports to be Y2K compliant by October 31, 1999. As of November 30, 1999, 100% of such reports had been updated or have no Y2K impact. Having these custom management reports updated to Y2K is not considered to be mission critical

In addition, the Company has contacted all of its business partners (i.e., services provider and raw material suppliers), and found that all of them are Y2K compliant or plan to be compliant by October 31, 1999. Based on the currently available information, the Company does not anticipate any interruption to its ability to continue conducting business. However, the Company does not have control over such third parties and a failure of third parties to be Y2K compliant could have a material impact on the Company's ability to conduct business. Thus, the Company will continue to seek confirmation and updates from its business partners to certify that they addressed or will address year 2000 issues.

After one week of operations in the year 2000 the Company has not experienced any Y2K related problems and does not anticipate doing so. The Company is not aware of any of its suppliers having Y2K related servicing or delivery problems.

The cost of updating and testing the Company's year 2000 compliance has been expensed as part of its operating expenses and was not material.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
None

ITEM 2.           Changes in Securities
None

ITEM 3.           Defaults Upon Senior Securities
See Part 1

ITEM 4.           Submission of Matters to a Vote of Security Holders
None

ITEM 5.           Other Information
None

ITEM 6.           Exhibits and Reports on Form 8-K
None

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of Solitron and in the capacity and on the date indicated..

SIGNATURE                          TITLE                       DATE
---------                          -----                       ----

/s/ Shevach Saraf
------------------------
Shevach Saraf                      Chairman,                   January 14, 2000
                                   President, and
                                   Chief Executive Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                  DESCRIPTION
 -------                 -----------
  27                     Financial Data Schedule