Form 10KSB40
period 2000-02-29
SOLITRON DEVICES INC
filed 2000-06-13
CIK 91668

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 29, 2000

                           Commission File No. 1-4978

                                               SOLITRON DEVICES, INC.
-------------------------------------------------------------------------------------------------------------------
                         (Exact name of Small Business Issuer as specified in Its Charter)
                        Delaware                                                            22-1684144
-------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (IRS Employer Identification Number)
                                3301 Electronics Way, West Palm Beach, Florida 33407
-------------------------------------------------------------------------------------------------------------------
                                      (Address of Principal Executive Offices)

                    Issuer's telephone number: (561) 848-4311

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes_X_                     No___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                     Yes_X_                     No___

Documents incorporated by reference: None.

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of May 9, 2000, was approximately $2,068,821.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 2000: 2,068,821 shares of common stock, par value $.01 per share.

State issuer's revenues for its most recent fiscal year:  $7,970,000.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor ("MOS") power transistors, power and control hybrids, junction and MOS field effect transistors, thin film resistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army Navy ("JAN") transistors, diodes and Standard Military Drawings ("SMD") voltage regulators, are sold as standard or catalog items.

The Company was incorporated under the laws of the State of New York in 1959, and reincorporated under the laws of the State of Delaware in August 1987.

PRODUCTS

Prior to the consummation of the Vector Purchase Agreement (as hereinafter defined under "Bankruptcy Proceedings") in 1993, the Company was organized into two operating divisions: the Semiconductor Division and the Microwave Division. The Semiconductor Division continues to design, manufacture and assemble bipolar and MOS power transistors, power and control hybrids, junction and Power MOSFETs, thin film resistors and other related products. Pursuant to the terms of the Vector Purchase Agreement, substantially all of the assets (other than real estate) comprising the Microwave Division and certain related liabilities were transferred to Vector, which now operates the Microwave Division as a privately-owned company, under the name of S/V Microwave Products, Inc.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 29, 2000 and for the fiscal year ended February 28, 1999 and (ii) contributions to the Company's total order backlog at February 29, 2000 and for the fiscal year ended February 28, 1999.

                                     Fiscal Year       Fiscal Year      Backlog       Backlog
                                        Ended             Ended            at            at
                                      February          February        February      February
Product                               29, 2000           28, 1999        29, 2000     28, 1999
-------                               --------          ---------      ----------     --------
Power Transistor                          15%               20%               9%           6%
Hybrids                                   59%               52%              61%          64%
Field Effect Transistors                   9%               13%               8%           9%
Power MOSFETS                             17%               15%              22%          21%
                                      --------          ---------      ----------     --------
                                         100%              100%             100%         100%

The Company's backlog at February 29, 2000 and revenue for the year ended February 29, 2000 reflect demand for the Company's products as at such date and for such period. For more information, see "Backlog". The variation in the proportionate share of each product line reflects current demand and changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company's semiconductor products can be classified into selected active and passive electronic components. Active components are those which control and direct the flow of electrical current by means of a control signal such as a voltage or current. Passive components, on the other hand, include devices that store or dissipate energy and are generally incapable of power gain (for example, resistors, capacitors, and inductors). The Company's active components include bipolar transistors, integrated circuits, and MOS transistors, and the Company's passive components consist of resistors.

It is customary to subdivide active components into those of a discrete nature, and those which are non-discrete. Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company's products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements. For the fiscal year ended February 29, 2000 approximately 90% of the Company's sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 95% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings from the United States government's prime contractors; the remainder are primarily JAN qualified products. The Company's semiconductor products are used as components of military, commercial and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems and spacecraft. The Company's products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter on Galileo and, most recently, to Mars on Global Surveyor and Mars Sojourner. Approximately 90% to 95% of the Company's sales have historically been attributable to contracts with customers whose products are sold to the United States government. The remaining 5% of sales are for non-military, scientific and industrial applications.

Custom products are typically sold to defense or aerospace companies such as Raytheon, Lockheed Martin and Honeywell, while standard products are sold to the same customer base and to the general electronic industry and incorporate such items as power supplies and other electronic control products. The Company has standard and custom products available in all of its major product lines.

The following is a general description of the principal product lines manufactured by the Semiconductor Division.

Power Transistors:

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 150A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies' (e.g., Motorola) departure from the military market. The Company also manufactures power diodes under the same military specification. Additionally, it manufactures power N-Channel and P-Channel Power MOSFET transistors and are currently expanding that line. The Company is qualified to deliver these products under MIL-PRF-19500. Some of these parts made by the company are custom or standard.

The Company has been certified and qualified since 1968 under MIL-PRF-19500 (and its predecessor) standards promulgated by the Defense Supply Center Columbus ("DSCC"). These standards specify the uniformity and quality of bi-polar transistors and diodes purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for bi-polar semiconductors for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-19500 requirements is important since it is a prerequisite for a manufacturer to be selected to supply bi-polar semiconductors for defense-related purposes. MIL-PRF-19500 establishes definite criteria for manufacturing construction techniques and materials used for bi-polar semiconductors and assures that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSSC. A manufacturer receives qualification once it has demonstrated that it can build and test sample product in conformity with its certified Product Quality Assurance Program Plan. Continuing to maintain MIL-PRF-19500 qualification is expected to improve the Company's business posture by increasing product marketability.

Hybrids:

Hybrids are compact electronic circuits that contain a selection of passive and active components mounted on printed substrates and encapsulated in appropriate packages. The Company manufactures thick film hybrids, which generally contain discrete semiconductor chips, integrated circuits, chip capacitors and thick film or thin film resistors. Most of the hybrids are of the high power type and are custom manufactured for military and aerospace systems. Some of the Company's hybrids include high power voltage regulators, power amplifiers, power drivers, boosters and controllers. Hybrids manufactured by the Company are custom or standard.

The Company has been certified (since 1990) and qualified (since 1995) under MIL-PRF-38534 (and its predecessor) standards promulgated by the DSCC. These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-38534 requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-PRF-38534 establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assure that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSSC (Defense Supply Center Columbus). A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. Maintaining MIL-PRF-38534 qualification is expected to improve the Company's business posture by increasing product marketability.

The Company also qualified a line of voltage regulators in accordance with Class M of MIL-PRF-38535, which allows it to sell these products in accordance with SMD specifications published by DSCC. Standard and custom voltage regulators are also made by the Company.

Field Effect Transistors:

Field effect transistors are surface controlled devices where conduction of electrical current is controlled by the electrical potential applied to a capacitively coupled control element. The Company manufactures about 30 different types of junction and MOS field effect transistor chips. They are used to produce over 350 different field effect transistor types. Most of the Company's field effect transistors conform to standard Joint Electronic Device Engineering Council designated transistors, commonly referred to as standard 2N number types. The Company is currently expanding its product offering. The Company is qualified to deliver these products under MIL-PRF-19500. These devices can be custom or standard.

MANUFACTURING

The Company's engineers design its transistors, diodes, field effect transistors, resistors, hybrids and integrated circuits, as well as other customized products, based upon requirements established by customers, with the cooperation of the product and marketing personnel. The design of non-custom or catalog products is based on specific industry standards.

Each new design is first produced on a CAD/CAE computer system. The design layout is then reduced to the desired micro size and transferred to silicon wafers in a series of steps which include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device, single diode, or a single transistor. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using eutectic, soft solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation.

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

In addition to Company-performed testing and inspection procedures, certain of the Company's products are subject to source inspections required by customers (including the United States government). Designated inspectors are authorized to perform a detailed on-premise inspection of each individual device prior to encapsulation in a casing or before dispatch of the finished unit to ensure that the quality and performance of the product meets the prescribed specifications. The raw materials used in the manufacture of the Company's products are generally readily available from multiple sources. Key suppliers of raw materials are companies such as International Rectifiers, Intersil, IXYS, Kyocera, Alberox, Platronics, Olin Aegis, EMCA-Remex, to name a few.

ISO 9001

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification. The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. Management believes that such qualification will open the Company to additional business opportunities which were not available in the past.

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

GOVERNMENT CONTRACTING RISK

A large portion of the Company's sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities. All of the Company's contracts with prime U. S. government contractors contain customary provisions permitting termination at any time at the convenience of the U.S. government or the prime contractors upon payment to the Company for costs incurred plus a reasonable profit. Certain contracts are also subject to price renegotiation in accordance with U. S. government sole source procurement provisions. None of the Company's contracts has been terminated for cause or for the convenience of the U.S. government or prime contractors, or had the prices so renegotiated.

TECHNOLOGY CHANGE RISKS

The market for the Company's products is characterized by changing technology, evolving industry standards, changes in customer requirements, product obsolescence and new product introductions. Although management does not believe that such changes will occur rapidly, the Company's continued viability will depend, in part, upon its ability to maintain develop competitive packaging technologies, to continue to develop and introduce new products in a timely and cost-effective manner that satisfy its customers' changing industry requirements and to successfully market its new products and technologies. In light of the fact that many of the Company's competitors have substantially greater resources than the Company and that the Company has not spent any funds on research and development in recent years, the Company may not be able to accomplish the foregoing, which might have an adverse effect on the Company.

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

MARKETING, DISTRIBUTION AND CUSTOMERS

The Company's products are sold throughout the United States and abroad primarily through a network of manufacturers' representatives and distributors. The Company is represented (i) in the United States by 5 representative organizations which operate out of 11 different locations with 23 salespeople and 2 stocking distributor organizations which operate out of 49 locations with 610 salespeople and (ii) in the international market by 2 representative organizations in 2 countries with 6 sales people. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 29, 2000, the Company sold products to approximately 235 customers. Of these 235 customers, at least 75 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 29, 2000, Raytheon accounted for approximately 42% of net sales, which was the same percentage it accounted for during the fiscal year ended February 28, 1999. The U.S. government was the only other customer that accounted for more than 10% of net sales during the last fiscal year. Sales to the U.S. government represented almost 12% of the total sales for the fiscal year ended February 29, 2000, up from just under 10% in 1999. Eleven of the Company's customers accounted for approximately 81% of the Company's sales during the fiscal year ended February 29, 2000. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. The Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business of the Company.

During the fiscal year ended February 29, 2000 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States government. Accordingly, the Company's sales may be adversely impacted by reduced Congressional appropriations and changes in national defense policies and priorities. As a result of such reduced Congressional appropriations and a significant decline in military spending in recent years, the Company had a 12% decrease in net bookings during the fiscal year ended February 29, 2000 as compared to the previous year. All of the Company's contracts with the United States government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

In recognition of the changes in global geopolitical affairs and reduced United States military spending, the Company is attempting to increase sales of its products for non-military, scientific and industrial niche markets, such as medical electronics, machine tool controls, specialized telecommunications, cellular telephone base stations and LEOS (Low Earth Orbit Satellites) telecommunication networks and other market segments in which purchasing decisions are generally based primarily on product quality, long-term reliability and performance, rather than on product price. The Company is also attempting to offer additional products to the military markets that are complementary to those currently sold by the Company to the military markets.

On March 8, 2000, the Company announced the introduction of a line of voltage regulators manufactured in accordance with standard military drawings, following approval of its certification by the DSCC. These products typically are sold to customers in the defense and aerospace industries that specify the use of these industry standard military drawings.

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

Sales to foreign customers, located mostly in Western Europe and Israel, accounted for approximately 10% of the Company's net sales for the fiscal year ended February 29, 2000 as compared to 8% for the year ended February 28, 1999. All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG

The Company's order backlog, which consists of semiconductor and hybrid related open and pending orders, 85% of which are scheduled for delivery within 12 months, was approximately $5,458,000 at February 29, 2000, compared to $5,921,000 as of February 28, 1999. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its entire open order backlog will be filled by February 28, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bookings and Backlog."

The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers. The delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, the rate of booking new orders can vary significantly from month to month and the possibility of customer changes in delivery schedules or cancellations of orders. Also, delivery times of new or non-standard products are affected by the availability of raw material, scheduling factors, manufacturing considerations and customer delivery requirements.

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations and delays in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any succeeding period. See "Management's Discussions and Analysis of Financial Conditions - Result of Operations" for a discussion of the decrease in bookings for the year ended February 29, 2000 as compared to the previous year.

PATENTS AND LICENSES

The Company owned approximately 33 patents (most of which have now expired or have been allowed to lapse) relating to the design and manufacture of its products. The terminations of these patents has not had a material adverse effect on the Company. The Company believes that engineering standards, manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products than the old patents which it had.

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. However, the market segments in which the Company operate, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability and performance. Management believes, however, that to the extent the Company's business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, because of the decline in military orders, the number of competitors in some markets has been declining in some marketplaces, affording the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to price erosion and foreign competition. Presently the Company is attempting to identify a niche market for high end industrial custom power modules where the Company's capabilities can offer a technological advantage to customers in the motor driver industry. However, there is no guarantee that the Company will be successful in this effort.

The Company has numerous competitors across all of its product lines. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company's products. A few such major competitors (e.g., Motorola) have elected to withdraw from the military market altogether. However, there is no assurance that the company business will increase as a result. The Company competes principally on the basis of product quality, turn-around time and price. The Company believes that competition for sales of products that will ultimately be sold to the United States government has intensified and will continue to intensify as United States defense spending continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase high-end commercial products in lieu of products made in accordance with more stringent military specifications.

The Company believes that its primary competitive advantage is its ability to produce high quality products as a result of its years of experience, its sophisticated technologies and its experienced staff. The Company believes that its ability to produce highly reliable custom hybrids in a short period of time will give it a strategic advantage in attempting to penetrate high-end commercial markets and in selling military products complementary with those currently sold, as doing so would enable the Company to produce products early in design and development cycles. The Company believes that it will be able to improve its capability to respond quickly to customer needs and deliver products on time.

EMPLOYEES

At February 29, 2000, the Company had 92 employees (as compared to 105 at February 28, 1999), 59 of whom are engaged in production activities, 6 in sales and marketing, 6 in executive and administrative capacities and 21 in technical and support activities. Of the 92 employees 89 were full time employees and 3 were part time.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be satisfactory.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for all of its material requirements. A few of the key suppliers of raw materials purchased by the Company are: Alberox, International Rectifiers, Intersil, IXYS, Platronics, Kyocera, Brush Wellman, Abelstik Laboratories, Olin Aegis, and others.

GOVERNMENT APPROVALS

The Company received DSCC approval to supply its products in accordance with MIL-PRF-19500, MIL-PRF-38534 and some products in accordance with Class M of MIL-PRF-38535.

RESEARCH AND DEVELOPMENT

During recent years, the Company has not spent any funds on research and development. This may have an adverse effect on future operations. The cost of designing custom products is borne in full by the customer, either as a direct charge, or is amortized in the unit price charged to the customer.

EFFECT OF GOVERNMENT REGULATION

As a result of a 1995 change in Department of Defense policy, the Company can now subcontract wafer fabrication, die assembly and testing to other approved and qualified vendors. This change may allow the Company to reduce its manufacturing cost by transferring labor intensive operations to lower labor cost facilities, most likely, off-shore. The Company manufactures some of its components off-shore, and management is attempting to secure the services of additional sources/subcontractors. However, no assurance can be given that these efforts will be successful.

ENVIRONMENTAL REGULATION

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state, and local laws and, therefore, is subject to regulations related to their use, storage, discharge, and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be materially adversely affected by current or future environmental laws or regulations.

ENVIRONMENTAL COMPLIANCE

The Order of Confirmation (the "Confirmation Order") approving the Company's Amended Plan of Reorganization with First Modification (the "Plan") was issued by the Bankruptcy Court on August 20, 1993 (the "Confirmation Date") and incorporated a plan for future remediation of two properties of the Company dependent upon the properties being sold and the purchase price being applied to remediation costs. One property is Lot 1 (the north parcel) of the property at 1177 Blue Heron Road in the City of Riviera Beach, Florida (the "Riviera Beach Property"), which was sold on October 12, 1999,and the second is its former Port Salerno facility, S.E. Cove Road, Port Salerno, Martin County, Florida (the "Port Salerno Property").

Contemporaneously with the Confirmation Order, the Company and the State of Florida Department of Environmental Protection (the "FDEP") entered into a stipulation for entry of a Consent Final Judgment in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida. The Consent Final Judgment, entered by the Court on October 21, 1993, provided that the Company would: (a) reimburse FDEP $200,000 for providing main and lateral water line extensions and property hookups to serve eight off-site properties presently impacted by the groundwater contamination emanating from the Port Salerno Property (paid as an administrative expense in accordance with the Confirmation Order); (b) remediate site soils and groundwater at and emanating from the Port Salerno Property; (c) address residual soil contamination and a limited, defined "hot spot" in the groundwater at and near the north end of the Riviera Beach Property; and (d) pay a final judgment of $102,860.57 to FDEP pursuant to the Plan in the manner and to the extent of the Company's payment of other unsecured creditor claims.

Pursuant to the Confirmation Order, all existing security interests on these two properties, except real estate taxes, were removed. At the time, the properties were appraised by a Certified Appraiser of the Member Appraisal Institute ("MAI"), as if uncontaminated, at $1,950,000 for the Riviera Beach Property (the Riviera Beach Property was sold for approximately $1,000,000 on October 12,
1999) and $1,650,000 for the Port Salerno Property. Under the Plan and Consent Final Judgment, the Company was directed to sell or lease the two properties and utilize the proceeds derived therefrom, together with certain insurance proceeds, to remediate both sites. All such proceeds were to be placed in escrow for that purpose. Under the Plan, any excess funds after all escrow obligations were satisfied were to belong to the Company.

The City of Riviera Beach previously settled its claim with the Company for cleanup of contamination of its wellfield, by agreeing to pay part of the costs of the City's installation of aeration facilities that address all volatile contamination in the wellfield. The unpaid balance of the settlement amount with the City was approved in the Confirmation Order, to be paid as and to the extent provided for other unsecured creditors. After notice to offsite property owners, no other claims were filed in the bankruptcy proceeding related to offsite groundwater contamination associated with the Riviera Beach Property, and potential claims may have been extinguished thereby.

At the time of the Plan and Consent Final Judgment, the Company's consultant estimated the costs of remediation pursuant to the Consent Final Judgment to be approximately $727,000 for the Port Salerno Property and $342,000 for the Riviera Beach Property. The consultant estimated that remediation costs could be greater, particularly if further offsite wells became contaminated in Port Salerno and the affected properties must be supplied public water by further extension of the water lines. All residents who could be potentially affected by further groundwater plume movement in Port Salerno were notified of the pendency of the bankruptcy and that claims could be filed. The claims filed, except as set forth below, have been settled. The consultant did not estimate remediation costs which would result if the United States Environmental Protection Agency were to take the lead over the cleanup.

Following the Effective Date (August 30, 1993) and consistent with the Consent Final Judgment with FDEP, the Company has performed environmental soils assessments and is required to remediate the Riviera Beach Property and the Port Salerno Property. The foregoing stems from the environmental contamination of these properties. Under the Plan, the monies to be utilized to fund these assessments and remediations are to be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan, unless approved by the FDEP, the Riviera Beach Property could not have been sold unless the price for the property equaled or exceeded the lesser of (i) 75% of its then appraised value or (ii) the estimated cost of its remediation. The sale of the Port Salerno Property is still subject to this restriction.

The Company received a claim by an estate-owned property northwest and across Cove Road from the Port Salerno Property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to its property and that the Company was prepared to settle for the sum of $10,000, to be paid as other unsecured creditor claims are being paid. This offer was rejected. The claim is unresolved and has been dormant since 1994.

The Company's position has been that further offsite exposure to third party property owners at Port Salerno is limited by its Chapter 11 proceeding solely to its obligation for extension of public water lines to the affected property. It cannot now be estimated whether some future extension may be required, but the contaminated groundwater appears to move slowly and any remediation will likely entail off-site recovery wells to contain its further movement.

Under the Plan, if funds to clean the properties were not available within 24 months of entry of the Consent Final Judgment, the Company, beginning in October 1995, was to make periodic payments into an escrow account to clean both properties based on the following schedule:

1.       Commencing on the 25th month, $5,000 per month for one year, and
2.       Commencing on the 37th month, $7,500 per month for one year, and
3.       Commencing on the 49th month, $10,000 per month thereafter.

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

In October 1995, the Company advised the FDEP that it could pay only $1,000 per month into escrow, rather than the amounts specified by the Consent Final Judgment. Since then, the Company has paid $1,000 per month into the escrow for the properties. The total escrow amounts for the properties, as of February 29, 2000 is $54,000.

Under the Plan and Consent Final Judgment, the Company's consultant undertook additional soil contamination assessment of the Riviera Beach Property and received FDEP approval of the consultant's contamination assessment report recommendation that no further soil remediation is required. Similarly, the consultant completed soil contamination assessment work at the Port Salerno Property and FDEP agreed with the consultant's submitted data and analysis that no further soil remediation is required. However, the USEPA is contesting such finding regarding the Port Salerno Property.

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

USEPA expressed willingness to negotiate a prospective purchaser agreement with any purchaser interested in redeveloping the Port Salerno property.

USEPA is currently conducting a fund lead remedial investigation/feasibility study (RI/FS) of the Port Salerno Property. The Company has signed consent to access and is cooperating with the agency. USEPA anticipates completing the RI/FS during the year 2000. USEPA and Martin County are evaluating any impact to off-site private drinking water wells.

USEPA has completed a draft remedial investigation and baseline risk assessment for the Riviera Beach Property. Honeywell, Inc. has signed an Administrative Order on Consent to perform the feasibility study for the Riviera Beach Property. The Company has signed for purposes of granting USEPA and Honeywell access. Honeywell is the predecessor owner and operator of the property during a period when pollution occurred and is therefore jointly and severally liable to USEPA. Honeywell's remedial action feasibility study (FS) may be completed in 2000. At that time, USEPA will propose a plan of action to the community, to clean up the contamination. A public meeting will be held and comments on the proposed plan will be accepted. Based on the comments, USEPA may or may not revise the plan and will prepare a remedial action record of decision (ROD). USEPA expects to sign a ROD for the Riviera Beach property during the calendar year 2000. Due to the nature of ground water contamination sites in Florida, cleanup is expected to take several years.

The Riviera Beach Property was sold October 12, 1999 to National Land Company ("NLC") for market value of approximately $1,000,000. USEPA has negotiated a prospective purchaser agreement with NLC. Under the terms of the sale, NLC paid USEPA $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. USEPA believes that it can compel Honeywell to complete the cleanup of the Riviera Beach Property.

USEPA counsel had advised Solitron's counsel that once a prospective purchaser agreement is signed, the property is sold, and USEPA receives the proceeds ($419,000) plus approximately $19,000 from the Riviera Beach escrow account, USEPA will issue the Company and Honeywell a letter stating that it will not hold them liable for any additional past response costs for the Riviera Beach site. To date, such letter has not been issued by USEPA.

It is the Company's position that its legal exposure to Honeywell for contribution to cleanup costs has been removed in the bankruptcy, since Honeywell's claim was filed and resolved against it in bankruptcy proceeding.

After having written-down the value of the property by $90,000 in the fiscal year 2000 the Company has been offering to sell the Port Salerno Property for about $895,000 and has advised respective purchasers that USEPA is prepared to provide a respective purchaser's agreement to a purchaser permitting the purchaser to proceed with development without liability for past contamination. The Company is actively negotiating a sale and has applied to USEPA for its determination that, due to Solitron's inability to pay more, that USEPA accept the net proceeds of the sale in satisfaction of Solitron's potential exposure to USEPA for its cost of cleanup that exceeds such amount.

The Company has entered into negotiations with USEPA to Settle USEPA's cost claims against it arising from the costs USEPA incurs in remediating or overseeing the remedial activities of others in connection with the properties. There can be no assurance as to the outcome of such negotiations. The Company has provided full information of its financial condition and has asked that except for the value of the properties upon sale, it has an inability to pay any USEPA claim under the Superfund's Ability To Pay mechanism ("ATP").

Under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund"), the United States may enter into ATP settlements with individuals and businesses for recovery of response costs and performance of cleanup work in appropriate cases. The ATP settlement process is reserved for business potentially responsible parties ("PRPs") who demonstrate to USEPA's satisfaction that payment of the amount sought by the government is likely to put a company out of business or otherwise jeopardize its viability, and for both business and individual PRPs who demonstrate to the USEPA that payment of such an amount is likely to create an undue financial hardship. The ATP settlement process may provide for a reduction in the proposed settlement to an amount that is not likely to create an undue financial hardship. An undue financial hardship occurs if, in the opinion of USEPA, satisfaction of the environmental claim will deprive a PRP of ordinary and necessary assets or cause a PRP to be unable to pay for ordinary and necessary business expenses and/or ordinary and necessary living expenses.

USEPA advised the Company that it is unwilling to resolve its past and future cleanup costs in relation to the Port Salerno site under the ATP mechanism until the Port Salerno property is sold.

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

The Company's former facility in Jupiter, Florida was sold to Philips Electronics in 1982. In 1995 the Jupiter facility was the subject of a preliminary assessment by the USEPA. After its investigation, USEPA deferred any further remedial action to an FDEP lead. The Company's environmental legal counsel has been advised that this facility is being remediated and such remediation will be completed under a consent order with FDEP. By letter dated May 17, 1999, Philips put the Company on notice that it will seek to exercise its indemnity rights against the Company under the 1982 purchase and sale agreement. It is the Company's position that Philips' notice of and participation in the prior bankruptcy has discharged Philips' claims. For a further description of the Company's environmental issues, refer to "Bankruptcy Proceedings" and to Note 12 of the accompanying Consolidated Financial Statements.

During the fiscal year ended February 29, 2000, the Company has spent approximately $8,000 for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

The Company's environmental consultants have estimated the costs of remediation to be approximately $727,000 for the Port Salerno Property and $342,000 for the Riviera Beach Property. Approximately $1,568,000 has been accrued in the balance sheet for environmental remediation as of February 29, 2000. The Company recorded these liabilities as $522,000 short-term liabilities and $1,046,000 long-term liabilities. These reservations are predicated on cleanup being performed under the existing Plan and Consent Final Judgment. Included in the long-term portion is an amount of approximately $547,000 reserved to cover a lien that the USEPA has placed on the Port Salerno Property in June of 1999.

BANKRUPTCY PROCEEDINGS

On January 24, 1992 (the "Petition Date"), the Company and its wholly-owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.), a Delaware corporation, filed voluntary petitions seeking reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). These bankruptcy estates were subsequently consolidated by the Bankruptcy Court. On August 20, 1993, the Bankruptcy Court entered an Order (the "Order of Confirmation") confirming the Company's Fourth Amended Plan of Reorganization, as modified by the Company's First Modification of Fourth Amended Plan of Reorganization (the "Plan of Reorganization" or "Plan"). The Plan became effective on August 30, 1993 (the "Effective Date"). On July 12, 1996, the Bankruptcy Court officially closed the case.

Additionally, the following actions or events have taken or will take place pursuant to the Plan of Reorganization:

         (a) On February 28, 1993, pursuant to a Purchase Agreement, dated October 5, 1992, as amended (the "Vector Purchase Agreement"), the Company transferred to Vector Trading and Holding Corporation (the successor in interest to the Company's former primary lender, First Union National Bank ("First Union")) substantially all of the assets, other than real estate, comprising the Company's Microwave Division and certain related liabilities. Vector subsequently formed S/V Microwave which operates the company's former Microwave operation and is responsible for all of Vector's contractual obligations of the company. Pursuant to the terms of the Vector Purchase

Agreement: (i) S/V Microwave subleases approximately 30% of the Company's facilities in West Palm Beach, Florida, for a period ending December 31, 2001 at an annual rate that started at approximately $50,000 during the first year and increases to approximately $150,000 in the next four years, with aggregate remaining payments of approximately $556,000 (the "Sublease"); (ii) the Company assigned to Vector insurance proceeds of approximately $5.4 million from National Union Fire Insurance Company stemming from a 1991 fire in the Company's hybrid department; (iii) the Company and S/V Microwave entered into mutual non-competition agreements for a period of five years, pursuant to which neither will compete in the United States with respect to the types of products produced by the other as of the date of the Vector Purchase Agreement; (iv) the Company entered into a Shared Services and Equipment Agreement (the "Shared Services Agreement") with S/V Microwave, pursuant to which it is estimated that S/V Microwave will pay Solitron approximately $55,000 per year for eight years in exchange for, among other things, (a) the Company's allowing S/V Microwave to use certain of the Company's equipment, (b) the Company's providing to S/V Microwave certain services and (c) S/V Microwave's reimbursing or paying the Company (in pro rata quarterly installments through approximately the end of 1998) an aggregate of approximately $210,000 in personal property taxes paid by the Company on the assets transferred to S/V Microwave. As of February 1999, S/V Microwave had completed making these payments in full.

         (b) Based on the number of shares outstanding as of the effective date (August 30, 1993), the Company has issued to certain pre-petition creditors that number of shares of Solitron's common stock, par value $.01 per share (the "Common Stock"), equal to 65% (approximately 1,424,504 shares) of the issued and outstanding shares as of 2000. Of this 65%, 40% (876,618 shares) has been issued to holders of unsecured claims (pro rata) and 25% has been issued to Vector and its participants. Vector participants were: Vector principal (Howard White) who received 273,943 shares (subsequently sold to Inversiones Globales); AHI Drillings, Inc. who received 77,037 shares; Cointrol Credit Co.II who received 20,095 shares; Service Finance who received 77,037 shares; Trans Resources who received 77,037 shares; and Martin Associates who received 22,737 shares. The Common Stock issued to Vector and its participants and holders of unsecured claims must be voted by them in accordance with the recommendation of the Company's Board of Directors and, in general, the holders of such Common Stock have agreed pursuant to the Plan of Reorganization to take no action hostile to the Company, such as to commence or assist in a proxy contest or tender offer. However, no limitation on the transferability of this Common Stock has been imposed. Following the sale of 273,943 shares by Vector to Inversiones Globales, Inversiones Globales is not subject to such voting restriction. Solitron's pre-petition stockholders retained their issued and outstanding shares of Common Stock which, after the issuance of the remaining shares reserved for issuance under the Plan of Reorganization (other than those shares issuable upon the exercise by Mr. Saraf of certain options), represent approximately 20% (438,309 shares) of the then issued and outstanding Common Stock; the remaining approximately 10% (219,155 shares) have already been issued to Mr. Saraf. Approximately 109,577 shares (approximately 5%) are reserved for future issuance pursuant to employee stock incentive plans or programs. Additionally, Mr. Saraf has been issued options to purchase an additional 8% of the issued and outstanding Common Stock after giving effect to the foregoing issuance.

          (c) Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company proposed to its unsecured creditors that it would make quarterly payments of $9,000, a level of payment which was maintained until February 28, 1997. Following discussion with the unsecured creditors committee, the Company increased the level of such payments to approximately $11,000 per quarter starting August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. As of February 29, 2000, the Company made 21 of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period March 1, 1995 through February 29, 2000 in the aggregate amount of approximately $241,000 of the approximately $1,195,000 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim (as described below in (h) below) and the Company's extinguishment of the unsecured claim of Argo Partners, Inc. (as described below in (j) below), it is presently estimated that there is an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. The Company carries its debt to its unsecured creditors as $150,000 in short-term debt and $1,102,000 in long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000.

         (d) In March 1995, the Company entered into negotiations with its unsecured creditors, Martin County Tax Collector and FDEP in order to modify the schedule of payments as prescribed by its Plan of Reorganization. Since that time, these parties have accepted the Company's payments described herein.

         (e) Beginning on the date the Company's net after tax income exceeds $500,000, the Company will be obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector, its participants and successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 to Vector participants and their successors (the "Profit Participation").

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

         (g) Following the Effective Date and consistent with the Consent Final Judgment with FDEP, the Company has performed environmental soils assessments and is required to remediate the Riviera Beach Property and the Port Salerno Property. The foregoing stems from the environmental contamination of these properties. Under the Plan, the monies to be utilized to fund these assessments and remediations are to be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan, unless approved by the FDEP, neither the Riviera Beach Property nor the Port Salerno Property can be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its then appraised value or (ii) the estimated cost of its remediation. The Plan also required that to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, the Company will escrow monthly amounts beginning on the 25-month anniversary of the Effective
Date: (i) year 1 - $5,000 per month; (ii) year 2- $7,500 per month; (iii) year 3
- $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company notified FDEP that it could not meet this payment schedule and with FDEP's acquiescence the Company is making payments of $1,000 per month and expects to remain on this payment schedule until both properties are sold. As of February 29, 2000, the Company has deposited $54,000 in the required escrow accounts. Additionally, $42,000 in proceeds from an insurance settlement was released from escrow and has been utilized to investigate the extent to which the soils at the Riviera Beach and Port Salerno Properties require remediation. Following testing, a determination was made by FDEP that the soils at the Riviera Beach and Port Salerno Properties needed no further remediation. Following additional testing, the USEPA now disagrees with the results of the original testing concerning the Port Salerno Property. Under the Plan, any excess of such sale and lease proceeds over remediation costs was to be returned to the Company. However, no excess is now anticipated. See "Properties" for a description of these facilities. The Company's financial statements reflect liabilities of $1,568,000 relating to the foregoing assessment and remediation obligations. This best estimate of cleanup costs by the Company's environmental consultants is based on the assumption that the Plan and Consent Final Judgment will be implemented. Given USEPA's assertion of jurisdiction over the properties, the Company cannot give any assurance that actual remediation costs will not exceed the estimate based on compliance with the Plan. Because of the uncertainties of how USEPA will proceed with cleanup of the properties and resolution of the Company's ability to pay application, total costs to the Company cannot be estimated now. For a more definitive description of environmental matters pertaining to the Riviera Beach and Port Salerno Properties, please refer to "Environmental Compliance".

         (h) The Company has paid all of the allowed administrative claims and allowed wage claims since the Effective Date. The Company is required to pay allowed tax claims (to the IRS, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,861,000 (which amount is accrued in the consolidated financial statements and this amount includes accrued interest). The Company was required to begin making quarterly payments of allowed tax claims to Palm Beach County according to the following schedule: $37,000 per quarter for two years beginning in the second quarter of 1994; and approximately $82,000 per quarter for the twelve quarters thereafter. On October 12, 1999, the Company settled with the Palm Beach County Tax Collector in connection with the sale of the Old Riviera Beach Facility. The Company entered into an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. The Company is negotiating with Martin County on restructuring the payment schedule. Martin County has not expressed objection to the Company's plan to have the current, back taxes and interest paid from the proceeds of the sale of the Port Salerno Property. During January 1995, the amount of allowed tax claims payable to the IRS was determined to be $401,000. On August 21, 1998, the Company paid in full its 1980 tax obligation plus interest. The Company also completed making payments to the IRS for its 1987 tax obligations plus interest on March 30, 1999. The Company has no known open tax obligations to the IRS as of February 29, 2000.

The State of California Franchise Tax Board claim has been quantified by the Court on November 30, 1995 to be $680,179.35 and it is treated as an unsecured claim to be paid as described in (c ) above.

The Company has not been making payments to Martin County. It is anticipated that the Martin County tax claim will be paid in full with the sale of the Port Salerno Property. To date, the Martin County Tax Collector has not expressed objection to this proposal. The following table indicates the approximate cumulative status of amounts due under Court Plans as of February 29, 2000:

                                     Due to Date                Paid
                                     -----------               -----
              Martin County          $  92,000             $   7,957

              (i) Solitron rejected substantially all of its pre-petition executory contracts (including its outstanding stock option agreements, except those with Shevach Saraf, Solitron's Chairman of the Board, Chief Executive Officer, President and Treasurer), except for certain contracts with distributors, sales representatives, lessors of equipment, customers, suppliers and the lessor of its West Palm Beach, Florida facility, and the Sublease with S/V Microwave, the Shared Services Agreement with S/V Microwave and the Employment Agreement with Mr. Saraf.

               (j) On December 15, 1995, the Company and Argo Partners, Inc., an unsecured creditor, reached an agreement under which the Company extinguished Argo Partners' unsecured debt of $694,834 (which was carried as an obligation of approximately $140,037) for $40,000 as complete settlement. Prior to the extinguishment, Argo Partners received payment of approximately $3,160 from the Company as part of several distributions to unsecured creditors. Thus, the Company recognized in December 1995 an extraordinary gain of approximately $96,877 due to the debt being carried on the books at the discounted amount.

ITEM 2.     PROPERTIES

During fiscal 1993, the Company consolidated all of its manufacturing operations and its corporate headquarters to an existing facility (approximately 70,000 square feet, of which approximately one-third is being subleased to S/V Microwave) in West Palm Beach, Florida. The Company has leased the facility for a term ending December 31, 2001. The Company believes that its facilities in West Palm Beach, Florida will be suitable and adequate to meet its requirements for the foreseeable future.

Pursuant to the Plan of Reorganization, the Company transferred to First Union its 150,000 square foot facility in Riviera Beach, Florida that, prior to August 30, 1992, housed the Company's executive offices and 137,000 square feet of manufacturing space occupied by the Semiconductor Division (the "New Riviera Beach Facility"). Pursuant to the terms of the Plan of Reorganization, the Company granted First Union a non-exclusive perpetual easement on approximately 125 parking spaces at the Old Riviera Beach Facility (as hereinafter defined). First Union has claimed that the Company is required to pay an aggregate of approximately $110,000 in 1993 real property taxes with respect to the New Riviera Beach Facility that arose prior to transfer. First Union filed a motion with the Bankruptcy Court with respect to this issue. Such motion was denied during fiscal year 1995.

On October 12, 1999, the Company sold its 78,000 square foot facility (the "Old Riviera Beach Facility") within the same complex as the New Riviera Beach Facility.

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

ITEM 3.     LEGAL PROCEEDINGS

Other than the bankruptcy proceedings (as described in " Business - Bankruptcy Proceedings") and the following matters, the Company is not aware of any other material legal proceedings to which it is a party.

On August 21, 1998, the Company paid all of its 1980 tax obligation plus interest and as of March 30, 1999, it completed making payments for its 1987 tax obligation plus interest to the Internal Revenue Service. On April 18, 1999 the IRS issued the certificate of release of the Federal Tax Lien for the 1987 tax obligation. The Company has no known tax obligations to the IRS as of February 29, 2000.

ENVIRONMENTAL CLAIM REGARDING PORT SALERNO

The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno Property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to the Property and that the Company is prepared to settle for the allowance of a general unsecured claim in the amount of $10,000. This offer was rejected. The claim is unresolved and has been dormant since 1993.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


Since March, 1995, the Company's Common Stock has been traded on NASDAQ's Electronic Bulletin Board (over the counter). The Company's Common Stock was traded on the New York Stock Exchange until October 13, 1993, at which time it began trading on the NASDAQ Small Cap Market where it was traded until March 1995.

The following table sets forth for the periods indicated, high and low bid information of the Common Stock. The prices set forth below reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

                         FISCAL YEAR ENDED                  FISCAL YEAR ENDED
                         FEBRUARY 29, 2000                  FEBRUARY 28, 1999
                     ------------------------          -------------------------

                       HIGH             LOW              HIGH             LOW

First                $0.6250          $0.1250          $0.4375          $0.1750
Second               $0.7500          $0.5000          $0.4375          $0.1250
Third                $0.7500          $0.4375          $0.4688          $0.2812
Fourth               $1.8750          $0.4375          $0.3750          $0.1250

As of February 29, 2000 and February 28, 1999, there were approximately 4,090 and 4,189 holders of record of the Company's Common Stock, respectively. On February 29, 2000, the last sale price of the Common Stock as reported on the Electronic Bulletin Board was $1.75 per share.

The Company has not paid any dividends since emerging from bankruptcy and the Company does not contemplate declaring dividends in the foreseeable future.

The Company has not issued any shares of its Common Stock during the last three years.

Certificates representing 346,187 "old shares" of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the shareholders as of February 29, 2000. Subsequent to such stock split, these certificates now represent 32,934 shares of Common Stock, which are included in the 2,068,821 shares outstanding as of February 29, 2000 indicated in the beginning of this filing. These "old shares" have not been included in the number of shares outstanding as set forth in the Company's filings with the commission since the date of such stock split.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

In January 1992, as a result of losses and liquidity deficiencies, the Company and its wholly-owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On August 20, 1993, the Bankruptcy Court entered an Order of Confirmation confirming the Company's Plan of Reorganization and on August 30, 1993, the Plan of Reorganization became effective, and the Company emerged from bankruptcy. On July 12, 1996, the Bankruptcy Court officially closed the case.

The following table is included solely for use in comparative analysis of income
(loss) before extraordinary items to complement Management's Discussion and
Analysis:

                                                                      (Dollars in Thousands)
                                                                       Year Ended February
                                                                    29, 2000         28, 1999
                                                                    --------         --------
Net Sales                                                            $ 7,970          $ 7,900
Cost of sales                                                          6,151            6,009
Gross profit                                                           1,819            1,891
Selling, general and administrative expenses                           1,219            1,279
Operating income                                                         600              612
Interest expense                                                         (51)             (49)
Interest expense on unsecured creditors claims                           (73)            (105)
Write down of non-operating facilities and related expenses              (90)             (25)
Interest income                                                           43               35
Increase in Environmental Reserve                                       (547)               0
Other, net                                                                65                8
Income (Loss) before Extraordinary Item                                 (161)             476
Extraordinary Item                                                       655                0
Net income                                                           $   494          $   476

LIQUIDITY AND CAPITAL RESOURCES

During the first few fiscal years, after its emergence from bankruptcy proceedings, the Company has generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on the Company's products, significant expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 29, 2000 and February 28, 1999, the Company recorded net income of $494,000 and $476,000 respectively.

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

The Company has incurred income from operations of approximately $600,000 for the fiscal year ended February 29, 2000 and has significant obligations arising from settlements in connection with its bankruptcy which require the Company to make substantial cash payments which cannot be supported by the current level of operations.

Based upon (i) management's best information as to current national defense priorities, future defense programs, as well as management's expectations as to future defense spending, (ii) the market trends signaling a continued slowdown and soft level of booking and a continued price erosion, and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that its operations will continue to generate sufficient cash to satisfy its operating needs over the next 12 months. However, based on these factors and at the current bookings, prices, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in continuous negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that, if the volume and prices of product sales continues as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth. The Company cannot assure you, however, that it will be able to generate sufficient liquidity to meet its operating needs.

The Company has projected that it will continue to be able to generate sufficient funds to support its ongoing operations only if it is able to renegotiate its required payments to unsecured creditors, the USEPA, the FDEP and the Martin County tax authorities or raise sufficient cash in order to pay these obligations as currently due; otherwise it will not be able to remain a going concern.

The Company is continuing to negotiate with the unsecured creditors, the USEPA, the FDEP, and Martin County tax authorities in an attempt to arrive at reduced payment schedules. To date, these parties have not expressed objection to the reduced level of payments. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, USEPA, FDEP or Martin County tax authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

At February 29, 2000 and February 28, 1999 respectively, the Company had cash and cash equivalents of $1,184,000 and $784,000. The principal cash change was due to managing disbursements and accelerating collections.

At February 29, 2000, the Company had working capital of $2,743,000 as compared with a working capital at February 28, 1999 of $1,340,000. The principal change was due to a reduction of current liability relating to the Riviera Beach facility as well as the amounts due the IRS, and an increase in cash.

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment. The Company had proposed to its unsecured creditors that it make quarterly payments of $9,000. Following discussion with the Company's unsecured creditors, the Company started to make quarterly payments of $11,000 in August 1997. Furthermore, effective August 1998, the Company started making payments of $14,000 per quarter. The Company made 21 of its proposed distributions to the unsecured creditors who have accepted the payments. These payments to unsecured creditors covered the period March 1, 1995 through February 29, 2000 in the aggregate amount of approximately $241,000 of the approximately $1,195,000 required by the Plan of Reorganization. Following the settlement with the State of California of the amount of its unsecured claim and the Company's extinguishment of the unsecured claim of Argo Partners, Inc., it is presently estimated that there are an aggregate of approximately $7,095,000 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,242,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. The Company carries its debt to its unsecured creditors as $150,000 in short-term debt and $1,252,000 as long-term debt. The aggregate and monthly payments to unsecured creditors increases and decreases in proportion to $10,000 per month per $3.5 million in allowed claims, subject to a maximum quarterly payment of $105,000.

The Company received a claim by an estate owning property northwest and across Cove Road from the Port Salerno property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to the property and that the Company is prepared to settle for an allowed general unsecured claim in the amount of $10,000, to be paid as other unsecured creditor claims are being paid. This offer was rejected, and the claim is unresolved and has been dormant since 1994.

Despite the Plan and Consent Final Judgment and the Company's repeated efforts to negotiate a deferral of action by the United States Environmental Protection Agency ("USEPA") to allow the Company to sell the properties, the USEPA re-evaluated the Riviera Beach and Port Salerno properties for potential listing on the Superfund National Priority List ("NPL"). USEPA subsequently published notice of its proposal to list the Port Salerno Property on the NPL and listed it on July 27, 1998. By letter dated September 8, 1998, USEPA notified the Company that it would not defer cleanup of the Riviera Beach Property and the Port Salerno Property to a FDEP lead. USEPA stated, however, that it would defer listing the Riviera Beach Property on the NPL if prior owner/operator Honeywell, Inc. agreed to proceed with and fund a USEPA-lead voluntary Superfund cleanup. USEPA expressed willingness to negotiate a prospective purchaser agreement with any purchaser interested in redeveloping the Riviera Beach or Port Salerno Properties. Honeywell has executed an administrative Order on Consent to perform the next phase of remediation, the remedial action feasibility study. Until the properties have been sold, USEPA has decided how to remediate them, and the Company's ATP application has been ruled on by USEPA, it is not possible to quantify the Company's contingent liability to USEPA. For further discussion of environmental liabilities and ATP, see "Business - Environmental Compliance" and "Properties" sections.

USEPA counsel had advised Solitron's counsel that once a prospective purchaser agreement is signed, the property is sold, and USEPA receives the proceeds ($419,000) plus approximately $19,000 from the Riviera Beach escrow account, USEPA will issue the Company and Honeywell a letter stating that it will not hold them liable for any additional past response costs for the Riviera Beach Property. The Riviera Beach Facility was sold on October 12, 1999 and the aforementioned funds were transferred to the USEPA which, to date, has not issued such a letter.

The Company's former facility in Jupiter, Florida was sold to Philips Electronics in 1982. In 1995, the Jupiter facility was the subject of a preliminary assessment by the USEPA. After its investigation, USEPA deferred any further remedial action to an FDEP lead. The Company's environmental legal counsel has been advised that this facility is being remediated and such remediation will be completed under a consent order with FDEP. By letter dated May 17, 1999, Philips put the Company on notice that it will seek to exercise its indemnity rights against the Company under the 1982 purchase and sale agreement. It is the Company's position that Philips' notice of and participation in the prior bankruptcy has discharged Philips' claims.

Pursuant to the Plan of Reorganization, beginning on the date the Company's net after tax income exceeds $500,000, the Company will be required to pay (on an annual basis) certain pre-petition creditors 5% of net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 in such payments.

The Company's lease payments (less sublease payments from S/V Microwave) for its facilities in West Palm Beach, Florida will increase each year from approximately $255,000 during the current fiscal year in accordance with specified cost of living increases (which shall be no less than 3% nor more than 5% per year).

The Company has satisfied all of the allowed administrative claims and allowed wage claims under the Plan of Reorganization. The Company is required to pay allowed tax claims (to the Internal Revenue Service, Palm Beach County, Florida and Martin County, Florida), estimated at approximately $1,810,000 (which amount is accrued in the accompanying financial statements including interest). On October 12, 1999, the Company settled with the Palm Beach County Tax Collector in connection with the sale of the Riviera Beach facility. The Company is required to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in approximately October 1994. On August 21, 1998 the Company paid all of its 1980 tax obligation plus interest to the Internal Revenue. The Company is now negotiating with Palm Beach County, and Martin County to modify these payment plans. The Company intends to pay Martin County for all of its tax obligations from the proceeds of the sale of the Port Salerno facility.

The following table indicates the approximate cumulative status of amounts due under Court Plans as of February 29, 2000:

                                   Due to Date              Paid
                                   -----------              ----

         Martin County             $ 92,000                $ 7,957



BOOKINGS AND BACKLOG

During the fiscal year ended February 29, 2000, the Company's net bookings were $7,507,000 in new orders as compared with $8,498,000 for the year ended February 28, 1999, a decrease of 12%. The Company's backlog decreased to $5,458,000 at February 29, 2000 as compared with $5,921,000 as of February 28, 1999, an 8% decrease as a result of a decrease in the demand for the Company's products, precipitated by the ongoing cuts in defense spending.

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

The Company also plans to continue its efforts in selling privately labeled commercial semiconductors and power modules and to develop offshore assembly or sub-assembly whether as contract or strategic alliance arrangements. If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods and invest in capital (automatic assembly and test) equipment. The source of capital funding will be defined subsequent to such strategic partnership being formed. Such financing could come from equipment leasing.

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

RESULTS OF OPERATIONS

2000 vs. 1999
Net sales for the fiscal year ended February 29, 2000 increased by 0.1% to $7,970,000 versus $7,900,000 during the fiscal year ended February 28, 1999.

Bookings were lower than sales by 5.8%; thus, the backlog decreased from $5,921,000 as of February 28, 1999 to $5,458,000 as of February 29, 2000. The
Company has experienced a decrease in the level of bookings of 12% for the year ended February 29, 2000 as compared to the previous year principally as a direct result of a shift in customer demand for the Company's products.

During the year ending February 29, 2000, the Company shipped 1,400,577 units as compared with 2,462,221 units shipped during the year ending February 28, 1999. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

Cost of Sales for the fiscal year ended February 29, 2000 increased to $6,151,000 from $6,009,000 during the fiscal year ended February 28, 1999. This increase was primarily attributed to higher rent, material and labor costs.

During the year ending February 29, 2000, the Company's gross margins were 23% as compared to 24% for the year ending February 28, 1999. The small decrease was primarily due to a broad base increase of cost of goods sold of 1 % associated primarily with a change in product mix.

During the year ending February 29, 2000, Selling, General and Administrative based expenses, as a percentage of sales, were 15% as compared with 16% for the year ending February 28, 1999. Selling, General and Administrative expenses decreased 5% to $1,219,000 for the fiscal year ended February 29, 2000 from $1,279,000 for the fiscal year ended February 28, 1999. The decrease was due primarily to lower payroll and commissions.

Operating Income for the fiscal year ended February 29, 2000 decreased to $600,000 from $612,000 during the fiscal year ended February 28, 1999. This decrease was primarily attributable to a product mix change that caused a higher level of cost of sales.

Total interest expense decreased from $154,000 for the fiscal year ended February 28, 1999 to $124,000 for the fiscal year ended February 29, 2000 primarily due to lower imputed interest.

Interest Expense on unsecured creditor claims for the fiscal year ended February 29, 2000 decreased to $73,000 from $105,000 during the fiscal year ended February 28, 1999.

Write-down of non-operating facilities and related expenses for the fiscal year ended February 29, 2000 increased to $90,000 from $25,000 during the fiscal year ended February 28, 1999. The $90,000 write-down is fully attributable to the reduction in the value of the Port Salerno Property.

Interest Income for the fiscal year ended February 29, 2000 increased to $43,000 from $35,000 during the fiscal year ended February 28, 1999. This small increase was primarily attributable to higher cash position and higher interest from overnight lending as a result of changes in prime interest rates by the Federal Reserve Board.

Other net for the fiscal year ended February 29, 2000 increased to $65,000 from $8,000 during the fiscal year ended February 28, 1999. The other net income is due principally to an increase in interest income of $8,000, an increase in sale of scrap of $9,000 and a reduction of property taxes of $25,000.

Net Income for the fiscal year ended February 29, 2000 increased to $494,000 from $476,000 during the fiscal year ended February 28, 1999. This increase is attributable to higher level of sales, slightly lower level of imputed interest and higher level of interest income offset by higher cost of sales.

FORWARD-LOOKING STATEMENTS

Information in this Form 10-KSB, including any information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements.

Statements regarding:

o    the effects of certification or qualification of the Company's products;
o trends in the industry, including trends concerning consolidation, changes in government military spending, price erosion and competition;
o    the Company's ability to fill its backlog;
o    the Company's competitive strengths and the nature of its competition;
o    the Company's ability to move into new markets or to develop new products;
o the Company's ability to respond quickly to customers' needs and to deliver products in a timely manner; o the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;
o implementation of the Plan of Reorganization and the Company's ability to make payments required under the Plan of Reorganization or otherwise or to generate sufficient cash from operations or otherwise;
o amounts that the Company may receive (or not receive)upon the sale of certain properties and the expected application of such funds;
o    the suitability and adequacy of the Company's headquarters facilities;
o    the effects of inflation;
o    Section 16(a) compliance; and
o other statements contained in this report that address activities, events of developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o the loss of certification or qualification of the Company's products or the inability of the Company to capitalize on such certifications and/or qualifications;
o a change in government regulations which hinders the Company's ability to perform government contracts;
o    a shift in or misinterpretation of industry trends;
o unforeseen factors which impair or delay the development of any or all of its products if such decision is later determined to be in the best interests of the Company;
o inability to capitalize on competitive strengths or a misinterpretation of those strengths;
o    a misinterpretation of the nature of the competition;
o inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
o    inability to move into new market segments based on unforeseen factors;
o an increase in the expected cost of environmental compliance based on factors unknown at this time;
o    changes in law or industry regulation;
o inability to sell certain properties or to obtain expected prices for such properties;
o    unexpected growth or stagnation of the business;
o unforeseen changes that render the Company's headquarters facilities unsuitable or inadequate to meet the Company's current needs;
o    unforeseen effects of inflation;
o misrepresentations of Company directors, officers and 10 percent shareholders concerning their compliance with Section 16(a) of the Securities Act of 1934; and
o other unforeseen activities, events and developments that may occur in the future.

Item 7.                                                     FINANCIAL STATEMENTS
                                                            --------------------


Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----

Independent Auditor's Report                                              25

Consolidated Balance Sheet as of February 29, 2000                        26

Consolidated Statements of Income
         for the years ended February 29, 2000 and February 28, 1999      27

         Consolidated Statements of Stockholders'
         Equity for the years ended February 29, 2000
         and February 28, 1999                                            28

Consolidated Statements of Cash Flows for the years
ended February 29, 2000 and February 28, 1999                             29

Notes to Consolidated Financial Statements                             30-43

                          Independent Auditor's Report

To the Board of Directors and Stockholders of Solitron Devices, Inc.:

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and Subsidiaries as of February 29, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. and Subsidiaries as of February 29, 2000 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

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

Goldstein Golub Kessler LLP
New York, New York
May 25, 2000

                               SOLITRON DEVICES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                          FEBRUARY 29, 2000

ASSETS
    CURRENT ASSETS:
      Cash                                                                               $ 1,184,000
      Accounts receivable, less allowance for doubtful accounts of $5,000                    991,000
      Inventories                                                                          2,510,000
      Prepaid expenses and other current assets                                              111,000
      Due from SV Microwave                                                                    2,000
                                                                                         -----------
         Total current assets                                                            $ 4,798,000
                                                                                         -----------

PROPERTY, PLANT AND EQUIPMENT, net                                                           424,000
NON-OPERATING PLANT FACILITIES, net of cost to dispose                                           -0-
OTHER ASSETS                                                                                  87,000
                                                                                         -----------
                                                                                         $ 5,309,000
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Current portion of accrued environmental expenses                                  $   522,000
      Accounts payable-Post-petition                                                         107,000
      Accounts payable-Pre-petition, current portion                                         150,000
      Accrued expenses and other liabilities                                               1,274,000
      Accrued Chapter 11 administrative expense                                                2,000
                                                                                         -----------
             Total current liabilities                                                   $ 2,055,000
                                                                                         -----------

OTHER LONG-TERM LIABILITIES, net of current portion, net of cost to dispose
         of non-operating facilities                                                       1,318,000
                                                                                         -----------
TOTAL LIABILITIES                                                                        $ 3,373,000
                                                                                         ===========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized 500,000 shares,  none  issued                   --
      Common stock, $.01 par value, authorized 10,000,000 shares,
         2,068,821 shares issued and outstanding                                              21,000
      Additional paid-in capital                                                           2,617,000
      Accumulated deficit                                                                   (702,000)
                                                                                         -----------
             Total stockholders' equity                                                    1,936,000
                                                                                         -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                 $ 5,309,000
                                                                                         ===========



   The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.


                             SOLITRON DEVICES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME

                                                               For the Year        For The Year
                                                                  Ended               Ended
                                                               February 29,        February 28,
                                                                  2000                1999
                                                               ------------        -----------
Net sales                                                       $7,970,000         $ 7,900,000
Cost of sales                                                    6,151,000           6,009,000
                                                                 ---------           ---------
Gross profit                                                     1,819,000           1,891,000
Selling, general and administrative expenses                     1,219,000           1,279,000
                                                                 ---------           ---------
Operating income                                                   600,000             612,000

Other income (expense):

      Writedown of non-operating facilities
            and related expenses                                   (90,000)           $(25,000)
      Interest expense                                             (51,000)            (49,000)
      Interest expense on unsecured creditors claim                (73,000)           (105,000)
      Interest income                                               43,000              35,000
      Increase in Environmental Reserve                           (547,000)                  0
      Other, net                                                   (43,000)              8,000
                                                                 ---------           ---------

Other income (expense), net                                       (761,000)           (136,000)
                                                                 ---------           ---------
Income (Loss) before Extraordinary Item                           (161,000)            476,000
Extraordinary Item:
      Extinguishment of Debt                                       655,000                   0
                                                                   -------                   -
         Net income                                              $ 494,000           $ 476,000
                                                                 =========           =========

INCOME PER SHARE OF COMMON STOCK:

Basic
      Income (Loss) per share before Extraordinary Item              (0.08)               0.23
      Extraordinary Item                                              0.32                   0
      Net Income                                                      0.24                0.23
Diluted
      Income (Loss) per share before Extraordinary Item              (0.08)               0.23
      Extraordinary Item                                              0.32                   0
      Net Income                                                      0.24                0.23
Weighted Average shares outstanding-Basic                        2,068,821           2,034,704
                                                                 =========           =========
Weighted Average shares outstanding-Diluted                      2,068,821           2,117,803
                                                                 =========           =========


    The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                       SOLITRON DEVICES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      For The Years Ended February 29, 2000 and
                                                  February 28, 1999
                                                 Common Stock
                                        ---------------------------     Additional            Retained
                                         Number of                        Paid-in             Earnings
                                           Shares          Amount         Capital        (Accumulated Deficit)   Total
                                        -----------     -----------     -----------      ---------------------   -----
Balance, March 1, 1998                    2,034,013     $    20,000     $ 2,618,000      ($1,672,000)     $   966,000
                                        -----------     -----------     -----------      -----------      -----------

Issuance of New share Equivalent of

Non-converted Old Shares                        691              --              --               --               --

Net Income                                       --              --              --          476,000          476,000
                                        -----------     -----------     -----------      -----------      -----------

Balance, March 1, 1999                    2,034,704     $    20,000     $ 2,618,000      ($1,196,000)     $ 1,442,000

Issuance of New share Equivalent of

Non-converted Old Shares                     34,117           1,000          (1,000)              --               --

Net Income                                       --              --              --          494,000          494,000
                                        -----------     -----------     -----------      -----------      -----------

Balance, February 29, 2000                2,068,821     $    21,000     $ 2,617,000      ($  702,000)     $ 1,936,000
                                        ===========     ===========     ===========      ===========      ===========


    The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                      SOLITRON DEVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       For The Year     For The Year
                                                          Ended            Ended
                                                       February 29,     February 28,
                                                           2000             1999
                                                       -----------      -----------
Cash flows from operating activities:
    Net income                                         $   494,000      $   476,000
                                                       -----------      -----------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                            212,000          214,000
  Allowance for doubtful accounts                           (7,000)               0
  Writedown of Non Operating Facility                      (90,000)               0
  Changes in operating assets and liabilities
Decrease (increase) in:

    Accounts receivable                                    128,000          (15,000)
    Inventories                                            227,000         (244,000)
    Prepaid expenses and other  current assets               8,000              -0-
    Due from SV Microwave                                    1,000           66,000
    Other assets                                            (4,000)           9,000
  Increase (decrease) in:
    Accounts payable                                      (493,000)         253,000
    Accounts payable-pre-petition                           21,000           23,000
    Accrued expenses and Other Liabilities                (865,000)        (230,000)
    Accrued Chapter 11 expenses                            (35,000)           2,000
    Accrued environmental expenses                         109,000          107,000
    Other long-term liabilities                            757,000         (289,000)
                                                       -----------      -----------
    Total adjustments                                      (31,000)        (104,000)
                                                       -----------      -----------
Net cash provided by operating
   activities                                          $   463,000      $   372,000
                                                       -----------      -----------

Cash flows from investing activities:

Additions to property, plant and equipment                 (49,000)         231,000
                                                       -----------      -----------

Cash flows used in financing activities
Payments on capitalized lease obligations                  (14,000)          (7,000)
                                                       -----------      -----------
Net increase  in cash                                      400,000          134,000
Cash at beginning of year                                  784,000          650,000
                                                       -----------      -----------

Cash at end of year                                    $ 1,184,000      $   784,000
                                                       -----------      -----------

Supplemental disclosures of cash flow information:
    Cost to dispose non-operating plant facilities                      $ 1,745,000
                                                       -----------      -----------
    Interest paid                                      $    94,000      $   103,000
                                                       -----------      -----------


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

Principal Business Activity:
The Company designs, develops, manufacturers, and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets.

Cash:
The Company considers all investments with a maturity of three months or less at the date of purchase to be cash equivalents for purposes of its statements of cash flows. As of February 29, 2000 the Company did not have any cash equivalents.

Inventories:
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

Property, Plant and Equipment
Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

Assets acquired under capital lease arrangements have been recorded at the present value of the minimum future lease payments and are being amortized on a straight-line basis over the estimated useful life of the asset or the lease term, whichever is shorter. Amortization of this equipment is included in depreciation and amortization expense.

Non-Operating Plant Facility:
The facility that is no longer being utilized for operations is being carried at its estimated fair market value as a non-current asset. For reporting purposes, it is netted against the cost necessary to dispose of the facility. The facility is not being depreciated.

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

Computation of Net Income per Share
Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 83,099 were used in the calculation of diluted earnings per common share in 1999. In the Fiscal Year ended February 29, 2000 diluted earnings per common share were not computed because the effect of incremental shares would be antidilutive. The incremental shares were computed based on stock options outstanding, using the treasury stock method.

Stock Based Compensation:
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1997. SFAS 123 provides the adoption of a fair value method of accounting for stock-based compensation plans. The Company can elect continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25 Accounting For Stock Issued To Employees, and related interpretations with supplemental disclosures for Stock Based Compensation issued to employees. The Company has chosen to account for all stock based arrangements to employees under APB 25 and make the related disclosures under SFAS 123.

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

2.   Going Concern and Petition in Bankruptcy:

Going Concern
The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations. The Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the Environmental Protection Agency ("USEPA"), the Florida Department of Environmental Protection ("FDEP"), and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

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

          (a) The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent of their pre-petition claims. At February 29, 2000, the Company is currently scheduled to pay approximately $2,242,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 29, 2000, the present value of this amount, $1,252,000, is accrued as a pre-petition liability with imputed interest recognized in the Statement of Income.

          (b) Beginning on the later of (i) the payment of all administrative claims and all unsecured claims, but not later than 18 months after the Effective Date (August 30, 1993) and (ii) the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector. The targets have not been reached and no amounts have been accrued.

         (c) Under the Plan, the Company is required to remediate its non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida. The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan, unless otherwise approved by the
(FDEP), the Port Salerno Facility can not be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its appraised value or (ii) the estimated cost of its remediation. Further, pursuant to the Plan, a purchaser of of this facility would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the property, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995: (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 29, 2000, the Company has deposited $54,000 into the escrow accounts.

         (d) The Company has paid all of the allowed administrative claims and allowed wage claims since August 1993. The Company is still required to pay allowed tax claims to Martin County, Florida, estimated at approximately $214,000, including approximately $30,000 of interest.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2.   Going Concern and Petition in Bankruptcy (continued):

The Company has an agreement to make quarterly payments of allowed tax claims to Martin County of approximately $4,000 for a period of approximately four years beginning in October 1994. The allowed tax claims payable to the IRS have been completely settled by the Company on March 30, 1999, when it completed making payments of its 1987 tax obligations and interest. These tax claims do not include an unsecured claim of $680,000 owed to the State of California for income taxes for years prior to 1982.

The Plan provided for the distribution of common stock of the Company such that, post-petition, the Company's common stock will be held as follows:

         Party-In-Interest                                    Common Stock
         ------------------                                   ------------
         Vector                                                   25%
         Unsecured Creditors                                      40%
         Company's President                                      10%
         Pre-Petition Stockholders                                20%
         Reserved for future issuance under an
          employee stock incentive plan to be issued based
          upon the terms and conditions of the plan at the
          discretion of the Board of Directors                     5%
                                                                 ---
                                                                 100%
                                                                 ---

On October 4, 1994, the Company and Vector agreed that Vector's 25% stock would be distributed among various parties. Vector participants were: Vector principal (Howard White) who received 273,943 shares (subsequently sold to Inversiones Globales); AHI Drillings, Inc. who received 77,037 shares; Cointrol Credit Co. II who received 20,095 shares; Service Finance who received 77,037 shares; Trans Resources who received 77,037 shares; and Martin Associates who received 22,848 shares. The 273,943 shares owned by Inversiones Globales are not be subject to the voting restrictions, while the balance of the parties will continue to be subjected to the voting restrictions as long as they or their affiliates hold the Company's stock.

3.   Inventories:

As of February 29, 2000, inventories consist of the following:

         Raw Materials                                       $1,486,000
         Work-In-Process and Finished Goods                   1,024,000
                                                            -----------
                                                             $2,510,000

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4.   Property, Plant and Equipment:

As of February 29, 2000, property, plant, and equipment consist of the following:

                                                                     Estimated
                                                                     Useful Life
                                                                     -----------
         Leasehold Improvements                       $  598,000     5 years
         Machinery and Equipment                       1,355,000     5 years
                                                      ----------
                                                      $1,953,000

         Less Accumulated Depreciation
               and Amortization                        1,529,000
                                                      ----------
                                                      $  424,000
                                                      ----------

         Non-operating Plant Facilities               $  895,000
         Less:  cost to dispose of non-operating
                Plant Facilities                       ($895,000)
                                                      ----------
                                                            -0-
                                                      ----------

Non-operating plant facilities at February 29, 2000 represent the Company's Port Salerno facility which is no longer being used in operations.

Depreciation expense and amortization was $212,000 and $214,000 for 2000 and 1999, respectively.

5.       Accrued Expenses:


As of February 29, 2000, accrued expenses consist of the following:

         Payroll and related employee benefits        $   346,000
         Property taxes                                   163,000
         Other liabilities                                104,000
         Interest Payable                                 661,000
                                                      -----------
                                                      $ 1,274,000

6.       Other Long-Term Liabilities:


As of February 29, 2000, other long-term liabilities consists of the following pre-petition items:

         Accrued Environmental Expenses                $ 1,046,000
         Accounts Payable-Pre-petition                   1,102,000
         County Property Tax Payable                        65,000
                                                       -----------
                                                       $ 2,213,000
         Less:  cost to dispose of non-operating
                Plant Facilities                         ($895,000)
                                                       -----------
                                                       $ 1,318,000
                                                       -----------

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.   Other Long-Term Liabilities (continued):

Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

               Year Ending
               February  29                         Total
               ------------                     -----------

                 2001                              $410,000
                 2002                               371,000
                 2003                               390,000
                 2004                               426,000
                 2005                               400,000
                 thereafter                         216,000
                                                -----------
                                                $ 2,213,000
                                                -----------

Imputed interest expense for fiscal years ended February 29, 2000 and February 28, 1999 amounted to $73,000 and $105,000 relating to accounts payable-pre-petition.

7.   Income Taxes:

At February 29, 2000, the Company has net operating loss carryforwards of approximately $ 9,563,000 that expire through 2020. Such net operating losses are available to offset future taxable income, if any. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Deferred tax assets are comprised of the following at February 29, 2000:

Loss carryforwards                                          $ 3,600,000
Environmental Reserve                                           388,000
Accounts Receivable Reserve                                       1,000
Inventory Reserves                                            4,623,000
                                                            -----------
Gross deferred tax asset                                      8,612,000
Deferred tax asset valuation allowance                       (8,612,000)
                                                            -----------
Net deferred tax                                            $      -
                                                            ===========

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (35%) for fiscal year end February 28, 1999 and February 29, 2000 is as follows:

                                                         2000          1999
                                                       ---------    ---------
    Income Tax Provision at
    Federal Statutory Rates                            $ 168,000    $ 158,000
    Income per Books Not Taxable                         (62,000)        -
    State Taxes                                           20,000       24,000
    Utilization of Net Operating Loss Carryforward      (126,000)    (182,000)
                                                       ---------    ---------
        Income Tax Provision                           $    -       $    -
                                                       =========    =========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8.   Stock Options:

Pursuant to agreements dated October 20, 1992 and August 20, 1993, the Company's President was granted options which entitle him to purchase 8% of the common stock of the Company (175,636 shares at February 28, 1999, subject to adjustment as defined in the Agreement) for an aggregate exercise price of $21,955. These options are set to expire during 2002, 2003, 2004 and 2005 in equal amounts. The options were fully vested at February 28, 1999.

On June 4, 1999 the Board of Directors granted Stock options to certain key employees. The options, which become vested on June 5, 2000, are for a total number of 28,000 shares and the exercisable price was fixed at $0.625 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through June 4, 2009.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock based incentive plan. On March 3, 1997, the Company adjusted the exercise price of its outstanding options to $0.156 per share. Had compensation cost for this modification been determined based on the fair value at the grant dates consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

                                       For the Year Ended     For the Year Ended
                                           February 29,          February 28,
                                               2000                   1999
                                               ----                   ----
       Net income:
           As reported                      $ 494,000               $476,000
           Pro-forma                          478,000                476,000
       Earnings per share:
           As reported - basic                    .24                    .23
                       - diluted                  .24                    .23
           Pro-forma - basic                      .23                    .23
                     - diluted                    .23                    .23

The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants in 2000:

                                                         2000
                                                         ----

       Dividend yields                                    0.0%
       Expected volatility                              635.4%
       Risk-free interest rates                           6.0%
       Expected life (in years)                           10.0

Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro-forma disclosures are not representative of pro-form effects on reported net income or loss for future years.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8.   Stock Options (continued):

Below is a summary of the Company's Stock Option Plan.


                                  Stock Options
                                                                      Average
                                                                      -------
                                                        Shares        Price
                                                        ------        -----
Outstanding                  February 28, 1998           195,716         0.273
         Expired or Canceled                              (5,480)        2.500
                                                      -----------  -----------

Outstanding                  February 28, 1999           190,236         0.209
                                                      ----------   -----------
         Granted                                          28,000         0.625
         Expired or Canceled                              (4,600)        1.073
                                                      -----------  -----------

Outstanding                  February 29, 2000           213,636   $     0.245
                                                      ===========  ===========


The following table summarizes information about stock options outstanding and exercisable at February 29, 2000:

                                         Options Outstanding
                           --------------------------------------------
                                                    Weighted Average                     Exercisable Options
                            Number of       ---------------------------                  -------------------
                           Outstanding        Remaining                                      Weighted
    Range of                  Shares         Contractual     Exercise       Number            Average
Exercise Prices            at 2/29/00           Life           Price      at 2/29/00       Exercise Price
---------------            ----------       -------------   -----------    ----------   -------------------
$ 0.125   $ 0.125             175,636          5 years       $ 0.125       175,636           $  0.125
$ 0.156   $ 0.156               8,000          7 years       $ 0.156         8,000           $  0.156
$ 0.625   $ 0.625              24,500          9 years       $ 0.625           -                  -
$ 2.500   $ 2.500               5,500          5 years       $ 2.500         5,500           $  2.500
                                                                          ---------
                              213,636                                      189,136
                              =======                                     =========


9.   Employee Benefit Plans:

The Company has a 401K and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after one year of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 29, 2000 and February 28, 1999.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

10.  Export Sales and Major Customers:


Revenues from domestic and export sales to unaffiliated customers are as follows:

                                                    Fiscal Year     Fiscal Year
                                                      Ended            Ended
                                                    February 29,    February 28,
                                                       2000             1999
                                                    ----------       ----------
Export sales:
              Europe                                $  645,000       $  408,000
              Canada and Latin America                  71,000           48,000
              Far East and Middle East                 106,000          245,000
United States                                        7,148,000        7,199,000
                                                    ----------       ----------
                                                    $7,970,000       $7,900,000
                                                    ----------       ----------

      Sales to the Company's top three customers accounted for 60% of net sales for the year ended February 29, 2000 as compared with 61% of the Company's net sales for the year ended February 28, 1999.

      Sales to Raytheon Company accounted for 42% for both of the years ended February 29, 2000 and February 28, 1999.

      In 2000, the US Government was the only other customer who accounted for 10% or more of net sales with a total representing just under 12%.

11.  Extraordinary Item:

During the year ended February 29, 2000, the Company settled certain debt obligations with various taxing authorities at a discount, resulting in an extraordinary gain of $655,000 ($.30 per share). There was no income tax effect as a result of this event.

12.  Commitments and Contingencies:

Employment Agreement:

In February 1993, the Company entered into an employment agreement with its President. This agreement provides, among other things, for annual compensation of $140,000, a bonus pursuant to a formula, plus cost of living increases through August 30, 1998. The bonus formula stipulates that if the Company's performance equals budget in both net profit before taxes and gross revenues, the President is entitled to a bonus of 12% of his base salary. For each percentage point the net profit exceeds budget, the President's 12% bonus will be increased commensurately such that, for example, if net profit before taxes exceeds budget by 10%, his bonus shall be 13.2%. No bonus will be based on a reduction of net loss. The bonus payable hereunder shall be within ten days of calculation of net profit before taxes by the Company's independent accountants. This bonus is payable during the term of the President's employment under the agreement. The budget is prepared each year by the Company under the President's supervision and submitted to the Board of Directors for approval. Certain ambiguities existed relating to the bonus formula, such that the amount of bonus that the President was entitled to for the years ended February 29, 1996 and February 28, 1997 was in dispute.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.  Commitments and Contingencies (continued):

Due to a variety of factors including, without limitation, these ambiguities and the Company's limited liquidity and losses since emergency from bankruptcy, no bonuses were determined to be payable for the year ended February 29, 1996 and February 28, 1997. However, in June of 1998, the Board of Directors approved a bonus payment to the President of $296,000 for the years ended February 29, 1996, February 28, 1997, and February 28, 1998. The Company and the President agreed that the President have not further claim for any bonus for the aforementioned fiscal years. Such $296,000 payment represents approximately $125,000 less than the amount that would have been due the President under his employment agreement if such ambiguities were resolved in his favor. This bonus was paid in cash in June 1998 and charged to expense in February 1998. The President's employment agreement stipulates, in article 2.2 - Option to Extend, that the contract is automatically extended for one year periods, unless a notice is given by either party one year before the yearly anniversary.

In June of 1999, the Board of Directors approved a bonus payment to the President of $40,000 for the year ended February 28, 1999. This bonus was paid out in cash in June 1999 and charged to expense in February 1999. In the fiscal year 2000, a bonus of approximately $60,000 has been accrued. This bonus is subject to a Compensation Committee meeting which will take place in July 2000.

Environmental Matters:

The Order of Confirmation (the "Confirmation Order") approving the Company's Amended Plan of Reorganization with First Modification (the "Plan") was issued by the Bankruptcy Court on August 19, 1993 (the "Confirmation Date"), and incorporated a plan for future remediation of the two properties of the Company dependent upon the properties being sold and the purchase price being applied to remediation costs. One property is Lot 1 (the north parcel) of the property at 1177 Blue Heron Road in the City of Riviera Beach, Florida (the "Riviera Beach Property") which was sold on October 12, 1999, and the second is its Port Salerno facility, S.E. Cove Road, Port Salerno, Martin County, Florida (the "Port Salerno Property").

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

Pursuant to the Confirmation Order, all existing security interests on these two properties, except real estate taxes, were removed. At the time, the properties were appraised by an MAI certified appraiser, as if uncontaminated, at $1,950,000 for the Riviera Beach Property and $1,650,000 for the Port Salerno Property. Under the Plan and Consent Final Judgment, the Company was directed to sell or lease the two properties and utilize the proceeds derived therefrom, together with certain insurance proceeds, to remediate both sites. All such proceeds were to be placed in escrow for that purpose. Under the Plan, any excess funds after all escrow obligations were satisfied were to belong to the Company.

At the time of the Plan and Consent Final Judgment, the Company's consultant estimated the costs of remediation pursuant to the Consent Final Judgment for the Port Salerno Property and for the Riviera Beach Property to be approximately $1,069,000 of which $1,021,000 is still outstanding and is included in current portion of accrued environmental expenses and other long-term liabilities in the accompanying balance sheet. The consultant estimated that remediation costs could be greater, particularly if further offsite wells became contaminated in Port Salerno and the affected properties must be supplied public water by further extension of the water lines. All residents who could be potentially affected by further groundwater plume movement in Port Salerno were notified of the pendency of the

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.  Commitments and Contingencies (continued):

bankruptcy and that claims could be filed. The claims filed, except as set forth below, have been settled. The consultant did not estimate remediation costs were the USEPA to take the lead over the cleanup.

The Company received a claim by an estate-owned property northwest and across Cove Road from the Port Salerno Property. The estate has asserted that the mailing address to which the bankruptcy notice was sent was in error. The estate has been advised that public water has been made available to its property and that the Company is prepared to settle for the sum of $10,000, to be paid as other unsecured credit claims are being paid. This offer was rejected. The claim is unresolved and has been dormant since 1994.

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

Under the Plan, if funds to clean the properties were not available within 24 months of entry of the Consent Final Judgment, the Company, beginning in October 1995, was to make periodic payments into an escrow account to clean both properties based on the following schedule:

1.   Commencing on the 25th month, $5,000 per month for one year, and
2.   Commencing on the 37th month, $7,500 per month for one year, and
3.   Commencing on the 49th month, $10,000 per month.

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

In October 1995, the Company advised the FDEP that it could pay only $1,000 per month into escrow, rather than the amounts specified by the Consent Final Judgment. Since then, the Company has paid $1,000 per month into the escrow for the properties. The total escrow amounts for the properties, as of February 29, 2000, is $54,000.

In connection with the sale of the Riviera Beach facility on October 12, 1999, the balance of the funds in the Riviera Beach escrow account (approximately $19,000) were transferred to the USEPA. Since October 12, 1999 funds have been deposited monthly in the Port Salerno escrow account.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.  Commitments and Contingencies (continued):

Under the Plan and Consent Final Judgment, the Company's consultant undertook additional assessment of the Riviera Beach Property and received FDEP approval of the consultant's contamination assessment report recommendation that no further soil remediation is required. Similarly, the consultant completed soil assessment work at the Port Salerno Property and FDEP agreed with the consultant's submitted data and analysis that no further soil remediation is required. . However, the USEPA is now contesting such finding regarding the Port Salerno Property.

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

USEPA has completed a draft Remedial Investigation and Baseline Risk Assessment for the Riviera Beach Property. Honeywell, Inc. has signed an Administrative Order on Consent to perform the Feasibility Study for the Riviera Beach Property which has since been sold. The Company has signed for purposes of granting USEPA and Honeywell access. Honeywell was the predecessor owner and operator of the property during a period when pollution occurred and is therefore jointly and severally liable to USEPA. Honeywell's remedial action Feasibility Study (FS) may be completed in 1999. At that time, USEPA will propose a plan of action to the community, to clean up the contamination. A public meeting will be held and comments on the proposed plan will be accepted. Based on the comments, USEPA may revise the plan and will prepare a remedial action Record of Decision (ROD). USEPA expects to sign an ROD for the Riviera Beach Property during the calendar year 2000. Due to the nature of ground water contamination sites in Florida, cleanup is expected to take several years.

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

USEPA has agreed to consider entering into prospective purchaser agreements protecting the property purchasers from USEPA cost recovery claims and third party contribution claims in connection with the sale of the Port Salerno property, but is not willing to deduct legal fees of more than $20,000 from the Port Salerno properties, respectively.

The Riviera Beach Property was sold to National Land Company ("NLC") on October 12, 1999 for market value of approximately $1,000,000. USEPA has negotiated a prospective purchaser agreement with NLC. Under the terms of

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.  Commitments and Contingencies (continued)

the sale, NLC paid USEPA $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. USEPA believes that it can compel Honeywell to complete the cleanup of the Riviera Beach Property.

USEPA counsel had advised Solitron's counsel that once a prospective purchaser agreement is signed, the property is sold, and USEPA receives the proceeds ($419,000) plus approximately $19,000 from the Riviera Beach escrow account, USEPA will issue the Company and Honeywell a letter stating that it will not hold them liable for any additional past response costs for the Riviera Beach site. To date, such letter has not been issued by USEPA.

It is the Company's position that its legal exposure to Honeywell for contribution to cleanup costs has been resolved in the prior bankruptcy, since Honeywell's claim was filed and resolved against it in the bankruptcy proceeding.

USEPA advised the Company that it is unwilling to resolve its past and future cleanup costs in relation to the Port Salerno site under the Ability To Pay mechanism until the Port Salerno property is sold.

Under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund"), the United States may enter into ATP settlements with individuals and businesses for recovery of response costs and performance of cleanup work in appropriate cases. The ATP settlement process is reserved for business potentially responsible parties ("PRPs") who demonstrate to USEPA's satisfaction that payment of the amount sought by the government is likely to put a company out of business or otherwise jeopardize its viability, and for both business and individual PRPs who demonstrate to the USEPA that payment of such an amount is likely to create an undue financial hardship. the ATP settlement process may provide for a reduction in the proposed settlement to an amount that is not likely to create an undue financial hardship. An undue financial hardship occurs if, in the opinion of USEPA, satisfaction of the environmental claim will deprive a PRP of ordinary and necessary assets or cause a PRP to be unable to pay for ordinary and necessary business expenses and/or ordinary and necessary living expenses.

It is the Company's position that any USEPA cost recovery claims were discharged in the prior bankruptcy and that USEPA is bound by the terms of the remediation approved under the Amended Order of Confirmation in Bankruptcy. Though USEPA received notice of Solitron's Bankruptcy, had knowledge of FDEP's claim and participation in the Bankruptcy, and that it likewise had already incurred costs to investigate the properties, USEPA did not file a claim in the Bankruptcy, apparently deferring to FDEP's claims regarding the remediation of the properties. USEPA does not agree with the Company's conclusion that its claims have been discharged in the prior bankruptcy.

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

During the fiscal years ended February 29, 2000 and February 28, 1999, the Company has spent approximately $8,000 and $13,000 respectively for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.  Commitments and Contingencies (continued):

            Fiscal Year Ending February 28                 Amount
            ------------------------------                --------
                     2001                                  290,000
                     2002                                  242,000
                                                          --------
                     Total                                $532,000
                                                          --------

Total rent expense was $297,000 for the year ended February 29, 2000 as compared with $283,000 for the year ended February 28, 1999.

In connection with the Vector Purchase Agreement, the Company entered into a sublease agreement whereby S/V Microwave has agreed to reimburse the Company for one-third of the above noted rental obligations in exchange for S/V Microwave's use of approximately one-third of the facility. Since January 1997, S/V Microwave is making such payments directly to the landlord.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT


The table below sets forth the name, age, and position of the directors and executive officers of the Company. The table below also sets forth the year in which each of such directors was first elected to the Board and the year in which the term of each of such directors expires. On August 26, 1996, the Board of Directors elected Mr. Jacob Davis and Mr. Joseph Schlig as directors. Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes, each of which consists of (as nearly as may be possible) one third of the directors. Directors are elected for three-year terms. Pursuant to the Plan of Reorganization, all shares of Common Stock issued to Vector and its participants and to the holders of allowed unsecured claims must be voted for all purposes (including the election of members of the Board of Directors) as directed by the Board of Directors. Pursuant to the Plan of Reorganization, Vector originally owned 25% and the holders of allowed unsecured claims own an aggregate of 40% of all shares of Common Stock issuable pursuant to the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted prior to the Effective Date). On October 4, 1994, the Company and Vector agreed that 25% of Vector stock would be redistributed between six parties (see Note 2 the Consolidation Financial Statements). Five original Vector participants continue to be subject to the voting restrictions as long as they or their affiliates hold Solitron stock.

                                                                    Year
                                                                    First         Term As
                                                                    Became        Director
Name                     Age       Position with Solitron           Director      Expires(1)
----                     ---       ----------------------           --------      ----------
Shevach Saraf            57        Chairman of the Board,           1992          2000
                                   Chief Executive Officer,
                                   President and Treasurer

Mr. Jacob Davis          63        Director                         1996          2001

Mr. Joseph Schlig        72        Director                         1996          2002

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent shareholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten-percent shareholders are required to furnish the Company with copies of all
Section 16(a) forms they file. Based upon a review of the copies of Section 16(a) filings furnished to the Company and written representations from the Company's current executive officers and directors, the Company believes that during the fiscal year ended February 29, 2000 directors and executive officers of the Company complied with Section 16(a) filing requirements applicable to them.

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998.

                                                    Annual Compensation
                                    ------------------------------------------------
                                       Year                                Other
                                       Ended                               Annual
    Name and                           February                            Compen-
Principal Position(1)                  28/29     Salary ($)    Bonus ($)   sation($)
------------------                     -----     ----------    ---------   ---------
Shevach Saraf                          1998      153,063            -0-      30,715
  Chairman of the Board.,              1999      167,477        296,000      26,592
  Chief Executive Officer,             2000      166,727         40,000      19,303
  President and Treasurer

(1) Except for the Chief Executive Officer, no executive officer of the Company received any compensation for acting in such capacity and, therefore, none are included herein.

Shevach Saraf is a party to an Employment Agreement with the Company, which provides, among other things, for minimum annual compensation of $140,000; a bonus formula, which resulted in a $296,000 bonus paid to Mr. Saraf in June
1998); plus annual cost of living increases equal to the consumer price index average; the grant of incentive stock options to purchase 8% of the shares of the Company's Common Stock on a fully diluted basis. The formula for the annual calculation of the bonus (Article 3.1, paragraph C of the Employment Agreement) stipulates that if both gross revenues and net profits before tax are equal to the amounts in the Budget approved by the Board of Directors, Mr. Saraf will receive a bonus equal to 12% of his base salary. For each percentage point that net profit before taxes exceeds the budget, Mr. Saraf's bonus will be increased commensurately such that, for example, if net profit before tax exceeds budget by 10 % Mr. Saraf's bonus shall be equal to 13.20% of his base salary. The Employment Agreement prohibits Mr. Saraf from competing with the Company during his employment and for one year thereafter. The Employment Agreement expired on August 30, 1999, and was automatically extended to August 30, 2000 as stipulated in the agreement. In the event of a change in control of the Company, Mr. Saraf is entitled to receive his minimum annual compensation and bonus for the remainder of the term. The President's employment agreement stipulates, in
Article 2.2 - Option to Extend, that the contract is automatically extended for one year periods, unless a notice is given by either party one year before the yearly anniversary.

On June 7, 1999, the Compensation Committee approved payment of $40,000 to Mr. Saraf for fiscal year ended February 28, 1999. Based on current year results, an accrual of approximately $60,000 for such bonus has been recorded in the books of the fiscal year 2000.

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

Option Grants; Aggregated Option Exercises and Fiscal Year-End Option Values

On June 4, 1999 the Board of Directors granted Stock options to certain key employees and to two Directors (but not to Mr. Saraf). The options, which become vested on June 5, 2000, are for a total number of 28,000 shares and the exercisable price was fixed at $0.625 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through June 4, 2009.

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 1999 held by the Company's Chief Executive Officer. The Company's Chief Executive Officer did not exercise any stock options during the fiscal year ended February 28, 1999.

                                                                                   Value of Unexercised
                                            Number of Unexercised                      In-the-Money
Name and                                       Options Held at                         Options Held at
Principal Position                           Fiscal Year End(#)                      Fiscal Year End ($)
------------------                           ------------------                      -------------------
                                          Exercisable  Unexercisable             Exercisable   Unexercisable
                                          -----------  -------------             -----------   -------------
Shevach Saraf,
Chairman of the Board,
Chief Executive Officer,
President &Treasurer                        175,324        -0-                     $280,518          -0-
Jacob Davis                                   4,000       4,000                      $6,400        $5,000
Joseph Schlig                                 4,000       4,000                      $6,400        $5,000

Director Remuneration

Each director who is not employed by the Company receives $1,000 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company. Total fees paid to all directors for attendance at Board and committee meetings amounted to $6,000 for the fiscal year ended February 29, 2000.

In consideration of their services to the Company and its shareholders during the 1997 fiscal year, and to provide incentive for their continued efforts to build shareholder value, the Company issued to its Board members who are not employed by the Company options to purchase 4,000 shares of the Company's common stock, at a price equal to the closing price of the Company's common stock on March 3, 1997 ($0.156), with such options to vest over a period of twelve months, and otherwise upon the terms and subject to the conditions of the Company's existing Stock Option Plan. On June 4, 1999 the non-employee Board Members were granted Stock options of 4,000 shares at the exercisable price of $0.625. They become vested on June 5, 2000 and are exercisable through June 4, 2009.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 29, 2000 by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock. The Company does not know of any beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each shareholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

                                                                   Percentage of
                                        Number of Shares           Outstanding
Name and Address                        Beneficially Owned (1)      Shares (1)
----------------                        ----------------------      ----------

Shevach Saraf (2)                              395,478(4)             19.12%
3301 Electronics Way
West Palm Beach, FL 33407

Dr. Jacob Davis                                  8,000(4)                *
370 Franklyn Avenue
Indialantic, FL  32903

Joseph Schlig                                    8,000(4)                *
129 Mayfield Drive
Trumbull, CT  06611

All executive officers and                     411,478(4)             19.89%
  directors as a group (3 persons)

Inversiones Globales, S.A. (3)                  73,943                 13.2%
Turks & Caicos Islands

Board of Trustees of the                       336,407                 16.3%
  Policemen and Firemen Retirement
  System of the City of Detroit

Bruce Paul                                     150,000                  7.3%
1 Hampton Road
Purchase, NY  10577

----------------
     *       Less than 2%

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

    (3) Pursuant to the terms of the Plan of Reorganization, the Company issued to Vector and successors that number of shares of Common Stock equal to 25% of all shares of Common Stock issued and outstanding after giving effect to all issuances contemplated by the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted to him on or prior to the Effective Date). Vector participants must vote such shares as directed by the Board of Directors and, in general, has agreed to take no action hostile to the Company such as to commence or assist in a proxy contest or tender offer. One of Vector's participants sold his stock holdings to Inversiones Globales, S.A.

    (4) Includes shares that may be acquired upon exercise of options which are exercisable within sixty (60) days in the following amounts: Mr. Saraf - 175,324 shares; Mr. Schlig - 8,000 shares; Mr. Davis - 8,000 shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Plan of Reorganization, the Company and Vector, a holder of 25% of the Company's outstanding Common Stock, entered into a number of transactions which are described under "Business - Bankruptcy Proceedings."

ITEM-13.    EXHIBITS AND REPORTS ON FORM 8-K

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

10.3 Shared Services and Equipment Agreement, dated February 28, 1993, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and S/V Microwave (incorporated by reference to the Company's Form 10-K for the year ended February 28,
         1993).

10.4 Sublease, dated March 1, 1993, by and between Solitron Devices, Inc. and S/V Microwave (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

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

21       List of Subsidiaries of the Company.


27       Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOLITRON DEVICES, INC.

/s/ SHEVACH SARAF
--------------------------------
By:      Shevach Saraf
Title:   Chairman of the Board,
         President and Chief Executive Officer

Date:    June 13, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                               Date
---------                         -----                               ----

/s/ SHEVACH SARAF
------------------------
Shevach Saraf                     Chairman of the Board,              6/13/00
                                  President, Chief
                                  Executive Officer and
                                  Treasurer
                                  (Principal Executive Officer
                                  and Principal Financial and
                                  Accounting Officer)

/s/ JACOB DAVIS
------------------------
Jacob Davis                       Director                            6/9/00


/s/ JOSEPH SCHLIG
------------------------
Joseph Schlig                     Director                            6/12/00

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

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

10.2 Purchase Agreement, dated October 5, 1992, by and among Solitron Devices, Inc. Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation, along with and as amended by: (i) Amendment Number One to Purchase Agreement, dated October 28, 1992, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation; (ii) Order, dated December 23, 1992, Authorizing the Sale of Certain of the Debtors' Assets to Vector Trading and Holding Corporation; (iii) Amendment Number Two to Purchase Agreement. dated February 28, 1993, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation; and (iv) Order, dated March 4, 1993, Granting Vector Trading and Holding Corporation's Motion for Entry of Amended Order Authorizing Sale of Certain of the Debtors' Assets (incorporated by reference to the Company's Form 10-K for the year ended February 28,
            1993).

10.3 Shared Services and Equipment Agreement, dated February 28, 1993, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and S/V Microwave (incorporated by reference to the Company's Form 10-K for the year ended February 28,
            1993).

10.4        Sublease, dated March 1, 1993, by and between Solitron Devices, Inc.
            and S/V Microwave (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

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

 21*        List of Subsidiaries of the Company

 27*        Financial Data Schedule

   *        Filed herewith