Form 10QSB
period 2000-05-31
SOLITRON DEVICES INC
filed 2000-07-07
CIK 91668

SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the quarterly period ended May 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from _________ to _________
                       Commission file number_____________


                             Solitron Devices, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                            22-1684144
---------------------------------------  ---------------------------------------
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

Yes __X__    No _____

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes __X__    No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,068,821.

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION

Item    1.  Financial Statements (unaudited):

             Consolidated Balance Sheets -- May 31, 2000 and February 29, 2000


             Consolidated Income Statements -- Three Months Ended May 31, 2000 and 1999


             Consolidated Statements of Cash Flows -- Three Months Ended May 31, 2000 and 1999


             Notes to Consolidated Financial Statements

Item    2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations




PART II - OTHER INFORMATION

Item    1. Legal Proceedings

Item    2. Changes in Securities

Item    3. Defaults Upon Senior Securities

Item    4. Submission of Matters to a Vote of Security Holders

Item    5. Other Information

Item    6. Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:  Pages 4 - 9



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 10 -12

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                      May 31, 2000       February 29, 2000
                                                      ------------       -----------------
                                                      (Unaudited)             (Audited)
CURRENT ASSETS:
    Cash                                               $ 1,643,000         $ 1,184,000
    Accounts receivable, less allowance
    for doubtful accounts of $5,000                        830,000             991,000
    Inventories                                          2,553,000           2,510,000
    Prepaid expenses and other current assets               91,000             111,000
    Due from S/V Microwave                                   5,000               2,000
                                                       -----------         -----------

    Total current assets                               $ 5,122,000         $ 4,798,000

PROPERTY, PLANT AND EQUIPMENT, net                         407,000             424,000
NON-OPERATING PLANT FACILITIES, net of cost
    to dispose                                                   0                   0
OTHER ASSETS                                                80,000              87,000
                                                       -----------         -----------

                                                       $ 5,609,000         $ 5,309,000
                                                       ===========         ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              May 31, 2000       February 29, 2000
                                                                              ------------       -----------------
                                                                               (Unaudited)            (Audited)
CURRENT LIABILITIES:
    Current portion of accrued environmental expenses                          $   549,000           $   522,000
    Accounts payable - Post petition                                               104,000               107,000
    Accounts payable - Pre-petition, current portion                               137,000               150,000
    Accrued expenses and other liabilities                                       1,421,000             1,274,000
    Accrued Chapter 11 administrative expense                                        2,000                 2,000
                                                                               -----------           -----------

      Total current liabilities                                                $ 2,213,000           $ 2,055,000


Other long-term liabilities net of current portion,
             net of cost to dispose of non-operating plant facilities            1,288,000             1,318,000
                                                                               -----------           -----------

TOTAL LIABILITIES                                                              $ 3,501,000           $ 3,373,000
                                                                               ===========           ===========

COMMITMENTS & CONTINGENCIES

Stockholders' Equity:
     Preferred stock, $.01 par value,
     authorized 500,000 shares,
     No shares issued and outstanding                                                  -0-                   -0-

     Common stock $.01 par value,
     authorized 10,000,000 shares,
     issued and outstanding 2,068,821                                               21,000                21,000

    Additional paid-in capital                                                   2,617,000             2,617,000

    Accumulated deficit                                                           (530,000)             (702,000)
                                                                               -----------           -----------

      Total stockholders' equity                                                 2,108,000             1,936,000
                                                                               -----------           -----------

                                                                               $ 5,609,000           $ 5,309,000
                                                                               ===========           ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended May 31,
                                                         2000                   1999
                                                      -----------           -----------
Net  Sales                                            $ 2,045,000           $ 1,935,000
Cost of sales                                           1,571,000             1,530,000
                                                      -----------           -----------

Gross Profit                                              474,000               405,000

Selling, general and administrative expenses              303,000               282,000
                                                      -----------           -----------

Operating  income                                         171,000               123,000
                                                      -----------           -----------


Other Income (Expense):
   Other income                                            24,000                11,000
   Interest expense                                       (20,000)              (45,000)
   Other                                                   (3,000)               (5,000)
                                                      -----------           -----------

 Net other income (expense)                                 1,000               (39,000)
                                                      -----------           -----------

 Net income                                           $   172,000           $    84,000
                                                      ===========           ===========

INCOME PER SHARE: Basic                               $       .08           $       .04
                 Diluted                              $       .08           $       .04

WEIGHTED AVERAGE SHARES
   OUTSTANDING    Basic                                 2,068,821             2,034,704
                 Diluted                                2,252,268             2,034,704


                   The accompanying notes are an integral part of these consolidated financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended May 31,
                                                                 2000                   1999
                                                                 ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                              $   172,000           $    84,000
                                                              -----------           -----------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                                49,000                52,000
         (Increase)/Decrease in:
           Accounts Receivable                                    161,000               169,000
           Inventories                                            (43,000)             (168,000)
           Prepaid Expenses and other current assets               20,000               (17,000)
           Other assets                                             7,000                    --
           Due from SV Microwave                                   (3,000)               (2,000)
         Increase/(Decrease) in:
           Accounts Payable                                       (16,000)             (240,000)
           Accrued Expenses
           and other liabilities                                  147,000                 2,000
           Accrued Chapter 11
           administrative expenses                                     --               (12,000)
           Accrued Environmental Expenses                          27,000                    --
           Other Long Term Liabilities                            (30,000)                   --
                                                              -----------           -----------

Total adjustments                                                 319,000              (216,000)
                                                              -----------           -----------

      Net cash provided by (used in)
        operating activities                                      491,000              (132,000)
                                                              -----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                  (32,000)              (39,000)
                                                              -----------           -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital leases                                       --               (10,000)
                                                              -----------           -----------


NET INCREASE (DECREASE) IN CASH                                   459,000              (181,000)
CASH AT BEGINNING OF PERIOD                                   $ 1,184,000           $   784,000
                                                              -----------           -----------
CASH AT END OF PERIOD                                         $ 1,643,000           $   603,000
                                                              ===========           ===========

Supplemental cash flow disclosure: Interest paid during the three months ended May 31, 2000 and 1999 was approximately $20,000 and $44,000 respectively.

                   The accompanying notes are an integral part of these consolidated financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       GENERAL:

The financial information for Solitron Devices, Inc. and Subsidiaries (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.

The results of operations for the three-month period ended May 31, 2000 are not necessarily indicative of the results to be expected for the year ended February 28, 2001.

2.       ENVIRONMENTAL REGULATION:

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

The Company has recently received pre-notices of its potential liability for environmental matters as a de minimus party from two separate actions, which have been settled by other parties with the United States Environmental Protection Agency ("USEPA"). These notices refer to two waste disposal sites - one in California and one in Florida, both designated as Superfund sites. The Company has not been advised as to its contribution level, if any. If the Company is deemed liable as a de minimus party, then the Company does not believe the resolution of these matters will have a material adverse affect on its financial position.

3.       INVENTORIES:

As of May 31, 2000 inventories consist of the following:

         Raw Materials                       $  1,458,000
         Work-In-Process and Finished Goods     1,095,000
                                             ------------
                                             $  2,553,000
                                             ============

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       GOING CONCERN:

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations. The Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the USEPA, the Florida Department of Environmental Protection ("FDEP"), and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company continues to negotiate with its unsecured creditors, the USEPA, the FDEP, and taxing authorities in an attempt to arrive at reduced payment schedules. Additionally, the Company plans to secure other financing facilities to provide additional funding. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing or other regulatory authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations over the next year.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of factors that affect the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in connection with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

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

During the three-month period ended May 31, 2000, the Company's book-to-bill ratio dropped to approximately 0.49, reflecting a change in the demand for the Company's products and a lower average unit sale price. The Company believes that such change in the intake of orders has been the general experience of most manufacturers of high reliability power semiconductors and hybrids that participate in the same market as the Company. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price and lower intake of orders. However, should the intake of orders continue to decline, then the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999:

Sales

Net sales for the three months ended May 31, 2000 increased approximately 6% to $2,045,000 as compared to $1,935,000 for the three months ended May 31, 1999. The Company attributes this rise in net sales to increased volume of products sold.

For the three months ended May 31, 2000, the Company shipped 484,721 units as compared with 323,713 units shipped during the same period of the prior year. Since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, the Company believes that such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

However, the Company experienced a decrease in the level in the intake of orders of approximately 46% for the quarter ended May 31, 2000 as compared to the same period for the previous year principally as a result of a lower demand for its product due to delays and cuts in defense spending, exacerbated by the switch in demand from high reliability products made by the Company to commercial off-the-shelf items which the Company cannot make competitively.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cost of Sales

Cost of Sales for the three months ended May 31, 2000 increased to $1,571,000 from $1,530,000 for the comparable period ended May 31, 1999. However, expressed as a percentage of sales, Cost of Sales decreased from 79.1% to 76.8% for the same periods. The Company attributes this decrease to lower manufacturing overhead costs.

Gross Profit

Gross margins on the Company's sales increased to 23.1% for the three months ended May 31, 2000 compared to 20.9% for the three months ended May 31, 1999. The Company believes that this increase resulted from a more favorable product mix and a reduction in manufacturing overhead costs. Gross profit for the three months ended May 31, 2000 increased to $474,000 from $405,000 for the three months ended May 31, 1999. The Company believes that this increase is primarily due to increased sales volume and a decrease in the cost of goods sold as a percentage of sales.

Selling, General and Administrative Expenses

Selling, General, and Administrative expenses increased to $303,000 for the three months ended May 31, 2000 from $282,000 for the comparable period ended May 31, 1999. This increase is primarily due to higher salaries and legal expenses. During the three-month period ended May 31, 2000, Selling, General, and Administrative expenses as a percentage of sales increased to 14.8% as compared with 14.6% for the three months ended May 31, 1999.

Operating Income

Operating Income for the three months ended May 31, 2000 was $171,000 compared to $123,000 for the three months ended May 31, 1999. This increase is principally due to a slightly higher sales volume and to a decrease in the cost of goods sold as percentage of sales.

Net Other Income

The Company recorded a Net Other Income of $1,000 for the three months ended May 31, 2000 versus a net other expense of $39,000 for the three months ended May 31, 1999. The variance was due to decreases in the Company's Interest Expense as well as increases in Interest Income for the three month period ended May 31, 2000.

Net Income

Net income for the three-month period ended May 31, 2000 increased to $172,000 from $84,000 for the same period in 1999. The Company attributes this increase to a slightly higher level of revenue.

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

The Company reported a net income of $172,000 and operating income of $171,000 for the three months ended May 31, 2000. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding, which requires it to make substantial cash payments that cannot be supported by the Company's current level of operations. As of May 31, 2000, the Company's total remaining obligations are $3,047,000.

At May 31, 2000, February 29, 2000 and May 31, 1999 respectively, the Company had cash of $1,643,000, $1,184,000 and $603,000. This increase resulted from a reduction in Accounts Receivable and of cash flow from operations.

At May 31, 2000, the Company had working capital of $2,909,000 as compared with a working capital at May 31, 1999 of $1,387,000. At February 29, 2000, the Company had a working capital of $2,743,000. The approximately $166,000 change for the three months ended May 31, 2000 was due mainly to an increase in cash.

As of May 31, 2000, the Company had $1,288,000 of long-term debt outstanding as compared to $1,318,000 outstanding as of February 29, 2000.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

Please refer to the Company's 10-KSB filed May 31, 2000.

The Company has recently received pre-notices of its potential liability for environmental matters as a de minimus party from two separate actions claims, which have been settled by other parties with the USEPA. These notices refer to two waste disposal sites - one in California and one in Florida, both designated as Superfund sites. The Company has not been advised as to its contribution level, if any. If the Company is deemed liable as a de minimus party, then the Company does not believe the resolution of these matters will have a material adverse affect on its financial position.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS:
                  None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES:
                  See Part 1.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
                  None.


ITEM 5.        OTHER INFORMATION:
                  None.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:

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

27             Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Solitron and in the capacities and on the date indicated.

Signature                             Title                       Date
---------                             -----                       ----

 /S/ SHEVACH SARAF
------------------------
Shevach Saraf                         Chairman,                   July  6,  2000
                                      President, and
                                      Chief Executive Officer

                                 Exhibit Index

Exhibit No.             Exhibit Description
-----------             -------------------

    27             Financial Data Schedule