Form 10QSB
period 2000-08-31
SOLITRON DEVICES INC
filed 2000-10-12
CIK 91668

SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended August 31, 2000

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

                             SOLITRON DEVICES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item     1.  Financial Statements (unaudited):

             Consolidated Balance Sheets - August 31, 2000 and February 29, 2000

             Consolidated Income Statements -- Six and Three Months Ended August 31, 2000 and 1999

             Consolidated Statements of Cash Flows -- Six Months Ended August 31, 2000 and 1999

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements:  Pages 4 - 9


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 10 -14

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                   August 31, 2000   February 29, 2000
                                                   ---------------   -----------------
                                                     (Unaudited)        (Audited)
CURRENT ASSETS:
    Cash                                             $2,193,000        $1,184,000
    Accounts receivable, less allowance
    for doubtful accounts of $5,000                     735,000           991,000
    Inventories                                       2,466,000         2,510,000
    Prepaid expenses and other current assets           114,000           111,000
    Due from S/V Microwave                                1,000             2,000
                                                     ----------        ----------

    Total current assets                              5,509,000         4,798,000

PROPERTY, PLANT AND EQUIPMENT, net                      376,000           424,000
NON-OPERATING PLANT FACILITIES, net of cost
    to dispose                                                0                 0
OTHER ASSETS                                             63,000            87,000
                                                     ----------        ----------

                                                     $5,948,000        $5,309,000
                                                     ==========        ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          August 31, 2000      February 29, 2000
                                                                          ----------------     -----------------
                                                                             (Unaudited)          (Audited)
CURRENT LIABILITIES:
    Current portion of accrued environmental expenses                        $   576,000         $   522,000
    Accounts payable - Post petition                                             273,000             107,000
    Accounts payable - Pre-petition, current portion                             124,000             150,000
    Accrued expenses and other liabilities                                     1,380,000           1,274,000
    Accrued Chapter 11 administrative expense                                      2,000               2,000
                                                                             -----------         -----------

      Total current liabilities                                                2,355,000           2,055,000


Other long-term liabilities net of current portion,
             net of cost to dispose of non-operating plant facilities          1,259,000           1,318,000
                                                                             -----------         -----------

TOTAL LIABILITIES                                                            $ 3,614,000         $ 3,373,000
                                                                             ===========         ===========


COMMITMENTS & CONTINGENCIES

Stockholders' Equity:
      Preferred stock, $.01 par value,
       authorized 500,000 shares,
       No shares issued                                                              -0-                 -0-

       Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 2,068,821 shares                                    21,000              21,000

    Additional paid-in capital                                                 2,617,000           2,617,000

    Accumulated deficit                                                         (304,000)           (702,000)
                                                                             -----------         -----------

    Total stockholders' equity                                                 2,334,000           1,936,000
                                                                             -----------         -----------

                                                                             $ 5,948,000         $ 5,309,000
                                                                             ===========         ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                           CONDENSED INCOME STATEMENTS
                                   (Unaudited)

                                                    Three Mos. Ended August 31,             Six Mos. Ended August 31,
                                                      2000               1999                 2000                1999
                                                      ----               ----                 ----                ----

Net Sales                                         $ 2,082,000         $ 1,893,000         $ 4,127,000         $ 3,828,000
Cost of Sales                                       1,464,000           1,499,000           3,035,000           3,029,000
                                                  -----------         -----------         -----------         -----------

Gross Profit                                          618,000             394,000           1,092,000             799,000

Selling, General & Administrative Expenses            417,000             317,000             720,000             599,000
                                                  -----------         -----------         -----------         -----------

Operating Income                                      201,000              77,000             372,000             200,000
                                                  -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE)
    Other Income                                       47,000               9,000              71,000              20,000
    Interest Expense                                  (20,000)            (44,000)            (40,000)            (89,000)
    Other, Net                                         (2,000)            (10,000)             (5,000)            (17,000)
                                                  -----------         -----------         -----------         -----------

Other Income (Expense), Net                            25,000             (45,000)             26,000             (86,000)
                                                  -----------         -----------         -----------         -----------

Net Income                                        $   226,000         $    32,000         $   398,000         $   114,000
                                                  ===========         ===========         ===========         ===========

INCOME PER SHARE: Basic                           $      0.11         $      0.02         $      0.19         $      0.06
                : Diluted                         $      0.10         $      0.02         $      0.18         $      0.06

WEIGHTED AVERAGE
SHARES OUTSTANDING: Basic                           2,068,821           2,034,704           2,068,821           2,034,704
                  : Diluted                         2,219,357           2,034,704           2,193,745           2,034,704

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended August 31,
                                                               2000               1999
                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                             $   398,000         $   114,000
                                                           -----------         -----------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Depreciation and amortization                              101,000             104,000
    (Increase)/Decrease in:
         Accounts Receivable                                   256,000              15,000
         Inventories                                            44,000             (35,000)
         Prepaid Expenses & Other Current Assets                (3,000)              3,000
         Due from SV Microwave                                   1,000
         Other Assets                                           24,000                  --
    Increase/(Decrease) in:
         Accounts Payable                                      166,000            (269,000)
         Accounts Payable pre-petition                         (26,000)
         Accrued Expenses & Other Liabilities                  106,000            (108,000)
         Accrued Chapter 11 administrative expenses                 --             (21,000)
         Accrued Environmental Expenses                         54,000                  --
         Other Long Term Liabilities                           (59,000)
                                                           -----------         -----------

Total adjustments                                              664,000            (311,000)
                                                           -----------         -----------

    Net cash provided by (used in)
        operating activities                                 1,062,000            (197,000)
                                                           -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                 (53,000)            (29,000)
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital leases                                      --             (12,000)
                                                           -----------         -----------

NET INCREASE (DECREASE) IN CASH                              1,009,000            (238,000)
CASH AT BEGINNING OF PERIOD                                  1,184,000             784,000
                                                           -----------         -----------
CASH AT END OF PERIOD                                      $ 2,193,000         $   546,000
                                                           ===========         ===========

Supplemental cash flow disclosure: Interest paid during the six months ended August 31, 2000 and 1999 was approximately $40,000 and $89,000 respectively.

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

The results of operations for the six-month period ended August 31, 2000 are not necessarily indicative of the results to be expected for the year ended February 28, 2001.

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

On June 25, 2000, the Company received a letter from a group of companies who have been identified as potentially responsible parties ("PRPs") in connection with the contamination of the Petroleum Products Corporation Superfund site in Pembroke Park, Florida. The Company is alleged to have transported hazardous waste to the site for disposal at a time prior to the confirmation of its Reorganization Plan. This letter stated that the Company is considered a PRP by the Environmental Protection Agency ("EPA") and as such, that the EPA is likely to contact the Company with de minimis settlement offer in the near future, which means that the Company's liability amount under such a settlement is expected to be nominal. As an alternative, the letter contained an offer to join the group of PRPs named in the letter who have been addressing ground waste conditions at the site. The letter further stated that if the Company does not join this group of PRPs or otherwise settle with the EPA, the Company will be served with a complaint in a pending lawsuit brought by the EPA against more than 1,000 parties in United States District Court for the Southern District of Florida in 1994 with respect to alleged contamination of this site. At this time, the Company has not been served with a complaint and has not received the EPA's settlement offer. Because this potential claim is based on alleged occurrences prior to the confirmation of its Reorganization Plan, the Company believes that any action with respect to these occurrences is barred by its bankruptcy proceedings. However, the Company cannot assure you that a court will agree with this position or, if it does, that significant legal costs would not be incurred in connection with defending such claim.

On August 28, 2000, the Company received a letter from the law firm representing the Casmalia Resources Site Steering Committee ("CRSSC"), which is a group of PRPs working with the EPA with respect to waste disposal at a site in Santa Barbara County, California. The letter stated that the Company has been designated a "large waste

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


generator" at the Casmalia site by the EPA and indicated that the Company had been named as a defendant in a suit filed by the CRSSC on June 26, 2000 in the U.S. District Court for the Central District of California. The suit seeks contribution from the Company and other PRPs who have not settled with the U.S. Government for costs incurred by the CRSSC. On September 8, 2000, the Company received a letter from the EPA explaining that because the Company allegedly sent waste to the Casmalia site, it is considered a "large waste generator" and may therefore be partially liable for the costs of cleaning up the site.

The Company signed a tolling agreement, whereby it extended the statute of limitations for filing a claim against the Company with respect to this matter. The CRSSC has postponed serving a complaint upon the Company in its lawsuit in exchange for the Company's signing of the tolling agreement and agreeing to enter into settlement negotiations between the EPA and a group of other large waste generators. Because this potential claim is based on alleged occurrences prior to the confirmation of its Reorganization Plan, the Company believes that any action with respect to these occurrences is barred by its bankruptcy proceedings. The Company has not waived this defense as a result of signing the tolling agreement. However, the Company cannot assure you that a court will agree with this position or, if it does, that significant legal costs would not be incurred in connection with defending such claim.

3.       INVENTORIES:

As of August 31, 2000 inventories consist of the following:

         Raw Materials                       $  1,352,000
         Work-In-Process and Finished Goods     1,114,000
                                             ------------
                                             $  2,466,000
                                             ============

4.       GOING CONCERN:

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments which cannot be supported by the current level of operations. The Company must be able to obtain continued forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the USEPA, the Florida Department of Environmental Protection ("FDEP"), and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company continues to negotiate with its unsecured creditors, the USEPA, the FDEP, and taxing authorities in an attempt to arrive at reduced payment schedules. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing, environmental or other regulatory authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations over the next year.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1999:

Sales

Net sales for the three months ended August 31, 2000 increased approximately 10% to $2,082,000 as compared to $1,893,000 for the three months ended August 31, 1999. The Company attributes this rise in net sales to increased volume of products sold while generally meeting the delivery time requirements of its customers.

For the three months ended August 31, 2000, the Company shipped 360,325 units as compared with 263,501 units shipped during the same period of the prior year. Since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, the Company believes that such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company experienced an increase in the level in the intake of orders of approximately 10% for the quarter ended August 31, 2000 as compared to the same period for the previous year principally as a result of the timing in defense spending and in spite of the switch in demand from high reliability products made by the Company to commercial off-the-shelf items which the Company cannot manufacture and sell competitively.

Cost of Sales

Cost of Sales for the three months ended August 31, 2000 decreased to $1,464,000 from $1,499,000 for the comparable period ended August 31, 1999. Expressed as a percentage of sales, Cost of Sales decreased from 79.2% to 70.3% for the same periods. This decrease is attributable to lower labor and manufacturing overhead costs.

Gross Profit

Gross margins on the Company's sales increased to 29.7% for the three months ended August 31, 2000 compared to 20.8% for the three months ended August 31, 1999. The Company believes that this increase resulted from a more favorable product mix and from the reduction in cost of sales. Gross profit for the three months ended August 31, 2000 increased to $618,000 from $394,000 for the three months ended August 31, 1999. The Company believes that this increase is primarily due to increased sales volume and a decrease in the cost of goods sold as a percentage of sales.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Selling, General and Administrative Expenses

Selling, General, and Administrative expenses increased to $417,000 for the three months ended August 31, 2000 from $317,000 for the comparable period ended August 31, 1999. This increase is primarily due to higher professional fees and legal expenses. During the three-month period ended August 31, 2000, Selling, General, and Administrative expenses as a percentage of sales increased to 20.0% as compared with 16.7% for the three months ended August 31, 1999.

Operating Income

Operating Income for the three months ended August 31, 2000 was $201,000 compared to $77,000 for the three months ended August 31, 1999. This increase is principally due to a slightly higher sales volume and to a decrease in the cost of goods sold as percentage of sales.

Net Other Income

The Company recorded a Net Other Income of $25,000 for the three months ended August 31, 2000 versus a net other expense of $45,000 for the three months ended August 31, 1999. The variance was due to decreases in the Company's Interest Expense as well as increases in Interest Income for the three month period ended August 31, 2000.

Net Income

Net income for the three-month period ended August 31, 2000 increased to $226,000 from $32,000 for the same period in 1999. The Company attributes this increase to a slightly higher level of revenue.

RESULTS OF OPERATIONS SIX MONTHS ENDED AUGUST 31, 2000 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1999:

During the six-month period ended August 31, 2000, the Company's book-to-bill ratio dropped to approximately 0.73, reflecting a change in the demand for the Company's products, a lower average unit sale price and delays in the award of military programs. The Company believes that such change in the intake of orders has been the general experience of most manufacturers of high reliability power semiconductors and hybrids that participate in the same market as the Company. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price and lower intake of orders. However, should the intake of orders continue to decline, then the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.

Sales

Net sales for the six months ended August 31, 2000 increased approximately 8% to $4,127,000 as compared to $3,828,000 for the six months ended August 31, 1999. The Company attributes this rise in net sales to increased volume of products sold.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

For the six months ended August 31, 2000, the Company shipped 845,046 units as compared with 587,214 units shipped during the same period of the prior year. Since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, the Company believes that such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company experienced a decrease in the level in the intake of orders of approximately 9% for the six months ended August 31, 2000 as compared to the same period for the previous year principally as a result of the timing in defense spending exacerbated by the switch in demand from high reliability products made by the Company to commercial off-the-shelf items which the Company cannot manufacture and sell competitively.

Cost of Sales

Cost of Sales for the six months ended August 31, 2000 increased to $3,035,000 from $3,029,000 for the comparable period ended August 31, 1999. Expressed as a percentage of sales, Cost of Sales decreased from 79.1% to 73.5% for the same periods. This decrease is attributable to lower labor and manufacturing overhead costs.

Gross Profit

Gross margins on the Company's sales increased to 26.5% for the six months ended August 31, 2000 compared to 20.9% for the six months ended August 31, 1999. The Company believes that this increase resulted from a more favorable product mix and from the reduction in cost of sales as a percentage. Gross profit for the six months ended August 31, 2000 increased to $1,092,000 from $799,000 for the six months ended August 31, 1999. The Company believes that this increase is primarily due to increased sales volume and a decrease in the cost of goods sold as a percentage of sales.

Selling, General and Administrative Expenses

Selling, General, and Administrative expenses increased to $720,000 for the six months ended August 31, 2000 from $599,000 for the comparable period ended August 31, 1999. This increase is primarily due to higher professional fees and legal expenses. During the six month period ended August 31, 2000, Selling, General, and Administrative expenses as a percentage of sales increased to 17.4% as compared with 15.6% for the six months ended August 31, 1999.

Operating Income

Operating Income for the six months ended August 31, 2000 was $372,000 compared to $200,000 for the six months ended August 31, 1999. This increase is principally due to a slightly higher sales volume and to a decrease in the cost of goods sold as percentage of sales.

Net Other Income

The Company recorded a Net Other Income of $26,000 for the six months ended August 31, 2000 versus a net other expense of $86,000 for the six months ended August 31, 1999. The variance was due to decreases in the Company's Interest Expense as well as increases in Interest Income for the six month period ended August 31, 2000.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Net Income

Net income for the six-month period ended August 31, 2000 increased to $398,000 from $114,000 for the same period in 1999. The Company attributes this increase to a slightly higher level of revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the Company's pre-petition obligations, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

The Company reported a net income of $398,000 and operating income of $372,000 for the six months ended August 31, 2000. However, the Company has significant obligations arising from settlements related to its bankruptcy proceeding, which requires it to make substantial cash payments that cannot be supported by the Company's current level of operations. As of August 31, 2000, the Company's total remaining obligations are $3,031,000, which consists of $1,562,000 in environmental obligations, $1,226,000 owed to unsecured creditors and $243,000 in property taxes.

At August 31, 2000, February 29, 2000 and August 31, 1999 respectively, the Company had cash of $2,193,000, $1,184,000 and $546,000. This increase resulted from a reduction in Accounts Receivable and from cash flow from operations.

At August 31, 2000, the Company had working capital of $3,154,000 as compared with a working capital at August 31, 1999 of $1,426,000. At February 29, 2000, the Company had a working capital of $2,743,000. The approximately $411,000 change for the six months ended August 31, 2000 was due mainly to an increase in cash.

As of August 31, 2000, the Company had $1,259,000 of long-term debt outstanding as compared to $1,318,000 outstanding as of February 29, 2000.

STOCK OPTION PLAN

On July 10, 2000 the Board of Directors unanimously approved a non-qualified Stock Option Plan. Under this plan the options to purchase 32,750 shares of common stock have been granted to 21 key employees and to two Directors. These options are exercisable at $0.67 per share and will vest after a period of one year.

FORWARD-LOOKING STATEMENTS

Information in this Form 10-QSB, including any information incorporated by reference herein, includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements.

Statements regarding:

o trends in the industry, including trends concerning consolidation, charge in government military spending, price erosion and competition;

o the barring of environmental claims due to the Company's bankruptcy order;

o the Company's ability to respond quickly to customers' needs and to deliver products in a timely manner;

o the Company's compliance with environmental laws, orders and investigations and the future costs of such compliance;

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

o implementation of the Plan of Reorganization and the Company's ability to make payments required under the plan of Reorganization or otherwise or to generate sufficient cash from operations or otherwise; and

o other statements contained in this report that address activities, event or developments that the Company expects, believes or anticipates will or may occur in the future and similar statements are forward-looking statements.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risk and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o a change in government regulations which hinders the Company's ability to perform government contracts;
o judicial or other legally enforceable interpretations of the Company's liability under environmental laws;
o a decision to discontinue or delay the development of any or all of its products if such decision is later determined to be in the best interests of the Company;
o inability to capitalize on competitive strengths or a misinterpretation of those strengths;
o        a misinterpretation of the nature of the competition;
o inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
o an increase in the expected cost of environmental compliance based on factors unknown at this time;
o change in status of reduced payments being accepted by various creditors of the Company from obligations set forth in the Company's Plan of Reorganization, or otherwise;
o        changes in law or industry regulation; and
o other unforeseen activities, events and developments that may occur in the future.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS:

On June 25, 2000, the Company received a letter from a group of companies who have been identified as potentially responsible parties ("PRPs") in connection with the contamination of the Petroleum Products Corporation Superfund site in Pembroke Park, Florida. The Company is alleged to have transported hazardous waste to the site for disposal at a time prior to the confirmation of its Reorganization Plan. This letter stated that the Company is considered a PRP by the Environmental Protection Agency ("EPA") and as such, that the EPA is likely to contact the Company with de minimis settlement offer in the near future, which means that the Company's liability amount under such a settlement is expected to be nominal. As an alternative, the letter contained an offer to join the group of PRPs named in the letter who have been addressing ground waste conditions at the site. The letter further stated that if the Company does not join this group of PRPs or otherwise settle with the EPA, the Company will be served with a complaint in a pending lawsuit brought by the EPA against more than 1,000 parties in United States District Court for the Southern District of Florida in 1994 with respect to alleged contamination of this site. At this time, the Company has not been served with a complaint and has not received the EPA's settlement offer. Because this potential claim is based on alleged occurrences prior to the confirmation of its Reorganization Plan, the Company believes that any action with respect to these occurrences is barred by its bankruptcy proceedings. However, the Company cannot assure you that a court will agree with this position or, if it does, that significant legal costs would not be incurred in connection with defending such claim.

On August 28, 2000, the Company received a letter from the law firm representing the Casmalia Resources Site Steering Committee ("CRSSC"), which is a group pf PRPs working with the EPA with respect to waste disposal at a site in Santa Barbara County, California. The letter stated that the Company has been designated a "large waste generator" at the Casmalia site by the EPA and indicated that the Company had been named as a defendant in a suit filed by the CRSSC on June 26, 2000 in the U.S. District Court for the Central District of California. The suit seeks contribution from the Company and other PRPs who have not settled with the U.S. Government for costs incurred by the CRSSC. On September 8, 2000, the Company received a letter from the EPA explaining that because the Company allegedly sent waste to the Casmalia site, it is considered a "large waste generator" and may therefore be partially liable for the costs of cleaning up the site.

The Company signed a tolling agreement, whereby it extended the statute of limitations for filing a claim against the Company with respect to this matter. The CRSSC has postponed serving a complaint upon the Company in its lawsuit in exchange for the Company's signing of the tolling agreement and agreeing to enter into settlement negotiations between the EPA and a group of other large waste generators. Because this potential claim is based on alleged occurrences prior to the confirmation of its Reorganization Plan, the Company believes that any action with respect to these occurrences is barred by its bankruptcy proceedings. The Company has not waived this defense as a result of signing the tolling agreement. However, the Company cannot assure you that a court will agree with this position or, if it does, that significant legal costs would not be incurred in connection with defending such claim.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS:

None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES:

See Part 1.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.


ITEM 5.           OTHER INFORMATION:

None.

                           PART II - OTHER INFORMATION
                                   (Continued)

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

(a)               EXHIBITS

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

10.1 1987 Incentive Stock Option Plan (incorporated by reference to the Company's Form 10-K for the years ended February 28, 1994 and February 28, 1995)

10.2 Purchase Agreement dated October 5, 1992, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation, along with and as amended by: (i) Amendment Number One to Purchase Agreement dated October 28, 1992, by and among Solitron devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation; (ii) Order dated December 23, 1992, Authorizing the Sale of Certain of the Debtors' Assets to Vector Trading and Holding Corporation; (iii) Amendment Number Two to Purchase Agreement dated February 28, 1993, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a/ Solitron Microwave, Inc.) and Vector Trading and Holding Corporation; and (iv) Order dated March 4, 1993, Grating Vector Trading and Holding Corporation's Motion for Entry of Amended Order Authorizing Sale of Certain of the Debtors' Assets (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993)

10.3 Shared Services and Equipment Agreement, dated February 28, 1993, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a/ Solitron Microwave, Inc.) and S/V Microwave (incorporated by reference to the Company's Fork 10-K for the year ended February 28,
         1993)

10.4 Sublease, dated March 1, 1993, by and between Solitron Devices, Inc. and S/V Microwave (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993)

10.5 Commercial Lease Agreement, dated January 1, 1992, between William C. Clark, as Trustee, and Solitron Devices, Inc. (incorporated by reference to the Company's Form 10-K for the year ended February 28,
         1993)

                           PART II - OTHER INFORMATION

                                   (Continued)

10.6 Employment Agreement, dated February 3, 1993, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993)

21 List of Subsidiaries of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 29, 2000)


27       Financial Data Schedule

(b)               REPORTS ON FORM 8-K

                  None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SOLITRON DEVICES, INC.


                                                      --------------------------
Date:                                              By: Shevach Saraf
     ---------------                                   Chairman, President and
                                                       Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.                                Exhibit Description

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

3.1 Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993)

3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

10.1 1987 Incentive Stock Option Plan (incorporated by reference to the Company's Form 10-K for the years ended February 28, 1994 and February 28, 1995)

10.2 Purchase Agreement dated October 5, 1992, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation, along with and as amended by: (i) Amendment Number One to Purchase Agreement dated October 28, 1992, by and among Solitron devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation; (ii) Order dated December 23, 1992, Authorizing the Sale of Certain of the Debtors' Assets to Vector Trading and Holding Corporation; (iii) Amendment Number Two to Purchase Agreement dated February 28, 1993, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a/ Solitron Microwave, Inc.) and Vector Trading and Holding Corporation; and (iv) Order dated March 4, 1993, Grating Vector Trading and Holding Corporation's Motion for Entry of Amended Order Authorizing Sale of Certain of the Debtors' Assets (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993)

10.3 Shared Services and Equipment Agreement, dated February 28, 1993, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a/ Solitron Microwave, Inc.) and S/V Microwave (incorporated by reference to the Company's Fork 10-K for the year ended February 28,
         1993)

10.4 Sublease, dated March 1, 1993, by and between Solitron Devices, Inc. and S/V Microwave (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993)

10.5 Commercial Lease Agreement, dated January 1, 1992, between William C. Clark, as Trustee, and Solitron Devices, Inc. (incorporated by reference to the Company's Form 10-K for the year ended February 28,
         1993)

10.6 Employment Agreement, dated February 3, 1993, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993)

                                 EXHIBIT INDEX
                                   (Continued)

21 List of Subsidiaries of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 29, 2000)

27       Financial Data Schedule