Form 10QSB
period 2000-11-30
SOLITRON DEVICES INC
filed 2001-01-08
CIK 91668

SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from _________ to _________
                       Commission file number_____________


                             Solitron Devices, Inc.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                       22-1684144
-------------------------------             -----------------------------------
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

                             SOLITRON DEVICES, INC.
                             ----------------------

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

Item      1.  Financial Statements (unaudited):

                    Consolidated Balance Sheets -- November 30, 2000 and February 29, 2000

                    Consolidated Income Statements -- Three and
                    Nine Months Ended November 30, 2000 and 1999

                    Consolidated Statements of Cash Flows -- Nine Months Ended November 30, 2000 and 1999

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements:  Pages 4 - 9


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 10 -15

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                     November 30, 2000      February 29, 2000
                                                     -----------------      -----------------
                                                         (Unaudited)            (Audited)
CURRENT ASSETS:
    Cash                                                 $2,407,000            $1,184,000
    Accounts receivable, less allowance
    for doubtful accounts of $5,000                         770,000               991,000
    Inventories                                           2,390,000             2,510,000
    Prepaid expenses and other current assets               215,000               111,000
    Due from S/V Microwave                                   11,000                 2,000
                                                         ----------            ----------

    Total current assets                                 $5,793,000            $4,798,000

PROPERTY, PLANT AND EQUIPMENT, net                          329,000               424,000
NON-OPERATING PLANT FACILITIES, net of cost
    to dispose                                                    0                     0
OTHER ASSETS                                                 65,000                87,000
                                                         ----------            ----------

                                                         $6,187,000            $5,309,000
                                                         ==========            ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                                             November 30, 2000       February 29, 2000
                                                                             -----------------       -----------------
                                                                                (Unaudited)               (Audited)
CURRENT LIABILITIES:
    Current portion of accrued environmental expenses                            $   603,000             $   522,000
    Accounts payable - Post petition                                                 330,000                 107,000
    Accounts payable - Pre-petition, current portion                                 112,000                 150,000
    Accrued expenses and other liabilities                                         1,419,000               1,274,000
    Accrued Chapter 11 administrative expense                                          2,000                   2,000
                                                                                 -----------             -----------

      Total current liabilities                                                    2,466,000               2,055,000


OTHER LONG-TERM LIABILITIES net of current portion,
             net of cost to dispose of non-operating plant facilities              1,230,000               1,318,000
                                                                                 -----------             -----------

TOTAL LIABILITIES                                                                $ 3,696,000             $ 3,373,000
                                                                                 ===========             ===========

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value,
       authorized 500,000 shares,
       No shares issued                                                                  -0-                     -0-

       Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 2,068,821 shares                                        21,000                  21,000

       Additional paid-in capital                                                  2,617,000               2,617,000

       Accumulated deficit                                                          (147,000)               (702,000)
                                                                                 -----------             -----------

       Total stockholders' equity                                                  2,491,000               1,936,000
                                                                                 -----------             -----------

                                                                                 $ 6,187,000             $ 5,309,000
                                                                                 ===========             ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                           CONDENSED INCOME STATEMENTS
                           ---------------------------
                                   (Unaudited)

                                                               Three Mos. Ended November 30,          Nine Mos. Ended November 30,
                                                                  2000               1999                2000               1999
                                                                  ----               ----                ----               ----

Net Sales                                                      $ 2,005,000        $ 2,015,000        $ 6,132,000        $ 5,843,000
Cost of Sales                                                    1,547,000          1,530,000          4,582,000          4,559,000
                                                               -----------        -----------        -----------        -----------

Gross Profit                                                       458,000            485,000          1,550,000          1,284,000

Selling, General & Administrative Expenses                         324,000            285,000          1,044,000            884,000
                                                               -----------        -----------        -----------        -----------

Operating Income                                                   134,000            200,000            506,000            400,000
                                                               -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE)
     Interest Income                                                38,000              9,000             95,000             22,000
     Interest Expense                                               (4,000)            (4,000)           (13,000)           (46,000)
     Interest Expense on unsecured creditors claim                 (15,000)           (24,000)           (46,000)           (71,000)
     Write-down of non-operating facilities
             and related expenses                                       --            (90,000)                --            (90,000)
     Increase in Environmental Reserve                                  --           (547,000)                --           (547,000)
     Other, Net                                                      4,000            (35,000)            13,000            (45,000)
                                                               -----------        -----------        -----------        -----------

Other Income (Expense), Net                                         23,000           (691,000)            49,000           (777,000)
                                                               -----------        -----------        -----------        -----------

Income (loss) before Extraordinary Item                            157,000           (491,000)           555,000           (377,000)
Extraordinary Item:
     Extinguishments of Debt                                            --            607,000                 --            607,000
                                                               -----------        -----------        -----------        -----------

Net Income                                                     $   157,000        $   116,000        $   555,000        $   230,000
                                                               ===========        ===========        ===========        ===========

INCOME PER SHARE OF COMMON STOCK

Basic
      Income (Loss) per share before
            Extraordinary Item                                 $      0.08        $     (0.24)       $      0.27        $     (0.19)
      Extraordinary Item                                       $        --        $      0.30        $        --        $      0.30
      Net Income                                               $      0.08        $      0.06        $      0.27        $      0.11
Diluted
      Income (Loss) per share before
            Extraordinary Item                                 $      0.07        $     (0.24)       $      0.25        $     (0.19)
      Extraordinary Item                                       $        --        $      0.30        $        --        $      0.30
      Net Income                                               $      0.07        $      0.06        $      0.25        $      0.11
Weighted Average shares outstanding - Basic                      2,068,821          2,034,704          2,068,821          2,034,704
Weighted Average shares  outstanding - Diluted                   2,216,600          2,034,704          2,236,335          2,034,704

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (Unaudited)

                                                    Nine Months Ended  November 30,
                                                         2000           1999
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $   555,000    $   230,000
                                                      -----------    -----------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Depreciation and amortization                         152,000        157,000
    (Increase)/Decrease in:
         Accounts Receivable                              221,000        242,000
         Inventories                                      120,000        161,000
         Prepaid Expenses and Other Current Assets       (104,000)        11,000
         Due from SV Microwave                             (9,000)        (2,000)
         Other Assets                                      22,000             --
    Increase/(Decrease) in:
         Accounts Payable                                 223,000       (406,000)
         Accounts Payable pre-petition                    (38,000)
         Accrued Expenses and Other Liabilities           145,000       (980,000)
         Accrued Chapter 11 administrative expenses            --        (35,000)
         Accrued Environmental Expenses                    81,000             --
         Other Long Term Liabilities                      (88,000)       850,000
                                                      -----------    -----------

Total adjustments                                         725,000         (2,000)
                                                      -----------    -----------
    Net cash provided by (used in)
        operating activities                            1,280,000        228,000
                                                      -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment            (57,000)       (41,000)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital leases

NET INCREASE (DECREASE) IN CASH                         1,223,000        187,000
CASH AT BEGINNING OF PERIOD                             1,184,000        784,000
                                                      -----------    -----------
CASH AT END OF PERIOD                                 $ 2,407,000    $   971,000
                                                      ===========    ===========

Supplemental cash flow disclosure: Interest paid during the nine months ended November 30, 2000 and 1999 was approximately $59,000 and $117,000 respectively.

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

1.           GENERAL:
             -------

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

The results of operations for the nine month period ended November 30, 2000 are not necessarily indicative of the results to be expected for the year ended February 28, 2001.

2.       ENVIRONMENTAL REGULATION:
         -------------------------

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

On November 4, 2000, the Company received a de minimis settlement offer from the Environmental Protection Agency ("EPA") in connection with the contamination of the Petroleum Products Corporation Superfund site in Pembroke Park, Florida. (A de minimis settlement, in general, is a settlement between EPA and those parties who are responsible for only a comparatively small amount and comparatively low toxicity of hazardous substances at a Superfund site). The Company is alleged to have transported hazardous waste to the site for disposal at a time prior to the confirmation of its Reorganization Plan. The Company is considered a Potentially Responsible Party ("PRP") by the EPA. Because this claim is based on alleged occurrences prior to the confirmation of its Reorganization Plan, the Company believes that any action with respect to these occurrences is barred by its bankruptcy proceedings. However, the Company cannot assure you that a court will agree with this position or, if it does, that significant legal costs would not be incurred in connection with defending such claim.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

The Company signed a tolling agreement on September 22, 2000, whereby it extended the statute of limitations for CRSSC and the United States to file a claim against the Company with respect to this matter. On October 23, 2000, the CRSSC filed a Notice of Voluntary Dismissal with the United States District Court for the Central District of California, dismissing Solitron Devices, Inc. from CRSSC's contribution suit, without prejudice, in exchange for the Company's signing of the tolling agreement and agreeing to enter into settlement negotiations with the EPA and a group of other "large waste generators". Because this potential claim is based on alleged occurrences prior to the confirmation of its Reorganization Plan, the Company believes that any action with respect to these occurrences is barred by its bankruptcy proceedings. The Company has not waived this defense as a result of signing the tolling agreement. However, the Company cannot assure you that a court will agree with this position or, if it does, that significant legal costs would not be incurred in connection with defending such claim.

3.       INVENTORIES:
         ------------

As of November 30, 2000 inventories consist of the following:

         Raw Materials                                $ 1,271,000
         Work-In-Process and Finished Goods             1,119,000
                                                     ------------
                                                      $ 2,390,000
                                                      ===========

4.       GOING CONCERN:
         --------------

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999:

During the three month period ended November 30, 2000, the Company's book-to-bill ratio (the ratio between net orders received and net orders shipped) dropped to approximately 0.99 from 1.26, reflecting a change in the demand for the Company's products, a lower average unit sale price and delays in the award of military contracts. The Company believes that such change in the intake of orders has been the general experience of most manufacturers of high reliability power semiconductors and hybrids that participate in the same market as the Company. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price and lower intake of orders. However, the Company cannot assure you that such efforts will succeed, and should the intake of orders continue to decline, then the Company may be required to implement further cost-cutting or other downsizing measure to continue its business operations.

Sales
-----

Net sales for the three months ended November 30, 2000 decreased approximately one half of a percent to $2,005,000 as compared to $2,015,000 for the three months ended November 30, 1999. This change is primarily a result of a small shift in delivery requirements for the Company's products.

For the three months ended November 30, 2000, the Company shipped 285,027 units as compared with 206,583 units shipped during the same period of the prior year. This change is primarily the result of a shift in product mix required by and shipped to the Company's customers. Since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, the Company believes that such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company experienced a decrease in the intake of orders of approximately 21% for the quarter ended November 30, 2000 as compared to the same period for the previous year, principally as a result of the timing in defense spending and the shift in demand within our military customer base from high reliability products made by the Company to commercial off-the-shelf items which the Company cannot manufacture and sell competitively. The Company's military customer base accounted for 91.13% of sales during the three months ended November 30, 2000 and 91.67% of sales during the three months ended November 30, 1999. Therefore, if this decrease in demand continues without a corresponding increase in orders from industrial customers, the Company might be materially adversely affected. In addition, the Company could be forced to further downsize, which might have detrimental effects on its profitability. Furthermore, the Company cannot assure you that such downsizing efforts will be successful in offsetting the negative effects of such a decrease in demand.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cost of Sales
-------------

Cost of Sales for the three months ended November 30, 2000 increased to $1,547,000 from $1,530,000 for the comparable period ended November 30, 1999. Expressed as a percentage of sales, Cost of Sales increased to 77.2% from 75.9% for the same periods. This increase is attributable to slightly lower material and direct labor costs, offset by higher indirect labor and manufacturing overhead costs.

Gross Profit
------------

Gross margins on the Company's sales decreased to 22.8% for the three months ended November 30, 2000 compared to 24.0% for the three months ended November 30, 1999. This decrease is the result of customer demand for less profitable products and the slight increases in indirect labor costs and in manufacturing overhead costs. Gross profit for the three months ended November 30, 2000 decreased to $458,000 from $485,000 for the three months ended November 30, 1999.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, General, and Administrative expenses increased to $324,000 for the three months ended November 30, 2000 from $285,000 for the comparable period ended November 30, 1999. This increase is primarily due to higher professional fees and legal expenses resulting from compliance with new SEC rules, plus extra legal expenses associated with the Company's efforts to sell the Port Salerno facility. During the three-month period ended November 30, 2000, Selling, General, and Administrative expenses as a percentage of sales increased to 16.2% as compared with 14.1% for the three months ended November 30, 1999.

Operating Income
----------------

Operating Income for the three months ended November 30, 2000 was $134,000 compared to $200,000 for the three months ended November 30, 1999. This decrease is principally due to a slightly lower sales volume and to the increases in the cost of goods sold and in Selling, General and Administrative expenses described above.

Net Other Income
----------------

The Company recorded a Net Other Income of $23,000 for the three months ended November 30, 2000 versus a Net Other Expense of $691,000 for the three months ended November 30, 1999. The variance was due mainly to an increase of $547,000 that the Company recorded during the three month period ended November 30, 1999 in the environmental reserve. This represents the amount of the lien placed on the Port Salerno property by the EPA. Decreases in the Company's Interest Expense as well as increases in Interest Income for the three month period ended November 30, 2000 contributed to the difference in Other Income (Expense).

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Net Income
----------

Net income for the three-month period ended November 30, 2000 increased to $157,000 from $116,000 for the same period in 1999. The Company attributes this increase to higher interest income as well as to lower interest expense. Net Income increased during this period despite the fact that during the third quarter of 1999 the Company recorded an extraordinary income item of $607,000 which represented extinguishments of debt relating to the Riviera Beach plant that the Company sold in October of 1999.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1999:

During the nine month period ended November 30, 2000, the Company's book-to-bill ratio (the ratio between net orders received and net orders shipped) dropped to approximately 0.82 from 1.06 for the nine month period ended November 30, 1999, reflecting a change in the demand for the Company's products, a lower average unit sale price and delays in the award of military contracts. The Company believes that such change in the intake of orders has been the general experience of most manufacturers of high reliability power semiconductors and hybrids that participate in the same market as the Company. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower average sale price and lower intake of orders. However, the Company cannot assure you that such efforts will succeed, and should the intake of orders continue to decline, then the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.

Sales
-----

Net sales for the nine months ended November 30, 2000 increased approximately 5% to $6,132,000 as compared to $5,843,000 for the nine months ended November 30, 1999. The Company attributes this rise in net sales to improvements in production efficiency which enabled the Company to increase production yields.

For the nine months ended November 30, 2000, the Company shipped 1,130,073 units as compared with 1,400,577 units shipped during the same period of the prior year. This change is attributable primarily to a shift in product mix required by and shipped to the Company's customers. Since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, the Company believes that such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company experienced a decrease in the intake of orders of approximately 19% for the nine months ended November 30, 2000 as compared to the same period for the previous year, principally as a result of the timing in defense spending and the shift in demand within our military customer base from high reliability products made by the Company to commercial off-the-shelf items which the Company cannot manufacture and sell competitively. The Company's military customer base accounted for 91.58% of sales during the nine months ended November 30, 2000 and 90.70% of sales during the nine months ended November 30, 1999. Therefore, if this decrease in demand continues without a corresponding increase in orders from industrial customers, the Company might be materially adversely affected. In addition, the Company could be forced to further downsize, which might have a detrimental effect on its profitability. Furthermore, the Company cannot assure you that such downsizing efforts would be successful in offsetting the negative effects of such a decrease in demand.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cost of Sales
-------------

Cost of Sales for the nine months ended November 30, 2000 increased to $4,582,000 from $4,559,000 for the comparable period ended November 30, 1999. This increase is attributable to higher labor and manufacturing overhead costs. Expressed as a percentage of sales, Cost of Sales decreased from 78.0% to 74.7% for the same periods.

Gross Profit
------------

Gross margins on the Company's sales increased to 25.3% for the nine months ended November 30, 2000 compared to 22.0% for the nine months ended November 30, 1999. The Company believes that this increase resulted from the ability to ship product with higher profit margins, in spite of the fact that in the last three months the product mix was less favorable, and from the reduction in cost of sales as a percentage of sales. Gross profit for the nine months ended November 30, 2000 increased to $1,550,000 from $1,284,000 for the nine months ended November 30, 1999. The Company believes that this increase is due to increased sales volume.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, General, and Administrative expenses increased to $1,044,000 for the nine months ended November 30, 2000 from $884,000 for the comparable period ended November 30, 1999. This increase is primarily due to higher professional fees and legal expenses resulting from compliance with new SEC rules, plus extra legal expenses associated with the Company's efforts to sell the Port Salerno facility. During the nine month period November 30, 2000, Selling, General, and Administrative expenses as a percentage of sales increased to 17.0% as compared with 15.1% for the nine months ended November 30, 1999.

Operating Income
----------------

Operating Income for the nine months ended November 30, 2000 was $506,000 compared to $400,000 for the nine months ended November 30, 1999. This increase is principally due to a higher gross profit.

Net Other Income
----------------

The Company recorded a Net Other Income of $49,000 for the nine months ended November 30, 2000 versus a Net Other Expense of ($777,000) for the nine months ended November 30, 1999. The variance was due mainly to an increase of $547,000 that the Company recorded during the three month period ended November 30, 1999 in the environmental reserve. This represents the amount of the lien placed on the Port Salerno property by the EPA.

Decreases in the Company's Interest Expense as well as increases in Interest Income for the nine month period ended November 30, 2000 contributed to the difference in Other Income (Expense).

Net Income
----------

Net income for the nine month period ended November 30, 2000 increased to $555,000 from $230,000 for the same period in 1999. The Company attributes this increase to a slightly higher level of revenue and to a higher gross profit. Net Income increased during this period despite the fact that during the third quarter of 1999 the Company recorded an extraordinary income item of $607,000 which represented extinguishments of debt relating to the Riviera Beach plant that the Company sold in October of 1999.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Although the Company has projected that it will be able to generate sufficient funds to supports its ongoing operations, and has reported a net income of $555,000 and operating income of $506,000 for the nine months ended November 30, 2000, it has significant obligations arising from settlements in connection with its bankruptcy, necessitating it to make substantial cash payments which cannot be supported by the current level of operations. The Company must be able to obtain continued forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the USEPA, the Florida Department of Environmental Protection ("FDEP") and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company continues to negotiate with its unsecured creditors, the USEPA, the FDEP and taxing authorities in an attempt to arrive at reduced payment schedules. As of November 30, 2000, the Company's total remaining obligations are $3,015,000, which consists of $1,559,000 in environmental obligations, $1,214,000 owed to unsecured creditors and $242,000 in property taxes.

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

The Company's liquidity also continues to be adversely affected by the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

At November 30, 2000, February 29, 2000 and November 30, 1999 respectively, the Company had cash of $2,407,000, $1,184,000 and $971,000. This increase resulted from a reduction in Accounts Receivable and from cash flow from operations.

At November 30, 2000, the Company had working capital of $3,327,000 as compared with a working capital at November 30, 1999 of $2,536,000. At February 29, 2000, the Company had a working capital of $2,743,000. The approximately $584,000 increase for the nine months ended November 30, 2000 was due mainly to a higher cash balance which resulted from an increase of $325,000 in net income from the same period last year. The Company attributes this increase in Net Income to a slightly higher level of revenue and to a higher gross profit.

As of November 30, 2000, the Company had $1,230,000 of long-term debt outstanding as compared to $1,318,000 outstanding as of February 29, 2000.

FORWARD-LOOKING STATEMENTS
--------------------------

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

Statements regarding:

o trends in the industry, including trends concerning consolidation, changes in and timing of government military spending, price erosion and competition;
o the inability of the Company to satisfy its obligations under its bankruptcy reorganization order;
o the barring of environmental claims due to the Company's bankruptcy order;

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

o periodic variations in sales as an indicator of the Company's performance;

o        shifts in demand for the Company's products;

o the ability of the Company to implement effective cost-cutting or downsizing measures;

o the Company's compliance with environmental laws, orders and investigations, the future costs of such compliance and the outcome of environmental litigation;

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.       LEGAL PROCEEDINGS:
              -----------------


On November 4, 2000, the Company received a de minimis settlement offer from the Environmental Protection Agency ("EPA") in connection with the contamination of the Petroleum Products Corporation Superfund site in Pembroke Park, Florida. (A de minimis settlement, in general, is a settlement between EPA and those parties whoa re responsible for only a comparatively small amount and comparatively low toxicity of hazardous substances at a Superfund site.) The Company is alleged to have transported hazardous waste to the site for disposal at a time prior to the confirmation of its Reorganization Plan. The Company is considered a PRP by the EPA. Because this potential claim is based on alleged occurrences prior to the confirmation of its Reorganization Plan, the Company believes that any action with respect to these occurrences is barred by its bankruptcy proceedings. However, the Company cannot assure you that a court will agree with this position or, if it does, that significant legal costs would not be incurred in connection with defending such claim.

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

The Company signed a tolling agreement on September 22, 2000, whereby it extended the statute of limitations for CRSSC and the United States to file a claim against the Company with respect to this matter. On October 23, 2000, the CRSSC filed a Notice of Voluntary Dismissal with the United States District Court for the Central District of California, dismissing Solitron Devices, Inc. from CRSSC's contribution suit, without prejudice, in exchange for the Company's signing of the tolling agreement and agreeing to enter into settlement negotiations with the EPA and a group of other "large waste generators". Because this potential claim is based on alleged occurrences prior to the confirmation of its Reorganization Plan, the Company believes that any action with respect to these occurrences is barred by its bankruptcy proceedings. The Company has not waived this defense as a result of signing the tolling agreement. However, the Company cannot assure you that a court will agree with this position or, if it does, that significant legal costs would not be incurred in connection with defending such claim.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS:
                  ------------------------------------------
None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES:
                  --------------------------------
None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
                  ----------------------------------------------------
None.


ITEM 5.           OTHER INFORMATION:
                  ------------------
None.

                           PART II - OTHER INFORMATION
                           ---------------------------
                                   (Continued)

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:
                  ---------------------------------

(a)               EXHIBITS
                  --------

27                Financial Data Schedule

(b)               REPORTS ON FORM 8-K
                  -------------------

                  None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOLITRON DEVICES, INC.



Date: January 5, 2001                          /s/ SHEVACH SARAF
     --------------------------                --------------------------------
                                               By: Shevach Saraf
                                                   Chairman, President and
                                                   Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT              EXHIBIT DESCRIPTION
-------              -------------------
  27                 Financial Data Schedule