Form 10KSB40
period 2001-02-28
SOLITRON DEVICES INC
filed 2001-06-13
CIK 91668

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 28, 2001

                          Commission File No. 1-4978

                            SOLITRON DEVICES, INC.
--------------------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in Its Charter)

                         Delaware                                              22-1684144
----------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)  (IRS Employer Identification Number)

             3301 Electronics Way, West Palm Beach, Florida 33407
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

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

                                 Yes X                  No_____
                                     --

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


Documents incorporated by reference: None.

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of May 3, 2001, was approximately $482,638.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2001: 2,068,731 shares of common stock, par value $.01 per share.

State issuer's revenues for its most recent fiscal year:  $7,990,000.

                                    PART I

ITEM 1.        BUSINESS
               --------


GENERAL
-------

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

PRODUCTS
--------

Prior to 1993, the Company was organized into two operating divisions: the Semiconductor Division and the Microwave Division. The Semiconductor Division continues to design, manufacture and assemble bipolar and MOS power transistors, power and control hybrids, junction and Power MOSFETs, thin film resistors and other related products. Substantially all of the assets (other than real estate) comprising the Microwave Division and certain related liabilities were transferred to Vector Trading and Holding Corporation ("Vector"), which now operates the Microwave Division as a privately-owned company, under the name of S/V Microwave Products, Inc.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 2001 and for the fiscal year ended February 29, 2000 and (ii) contributions to the Company's total order backlog at February 28, 2001 and for the fiscal year ended February 29, 2000


                             Fiscal Year   Fiscal Year  Backlog    Backlog
                                 Ended        Ended        at         at
                               February     February    February   February
Product                        28, 2001     29, 2000    28, 2001   29, 2000
-------                        --------     --------    --------   --------
Power Transistor                    15%          15%         11%         9%
Hybrids                             53%          59%         65%        61%
Field Effect Transistors            11%           9%          5%         8%
Power MOSFETS                       21%          17%         19%        22%
                               --------     --------    --------   --------
                                   100%         100%        100%       100%

The Company's backlog at February 28, 2001 and revenue for the year ended February 28, 2001 reflect demand for the Company's products as at such date and for such period. For more information, see "Backlog". The variation in the proportionate share of each product line reflects changes in demand, changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

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

It is customary to subdivide active components into those of a discrete nature and those which are non-discrete. Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company's products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements. For the fiscal year ended February 28, 2001 approximately 90% of the Company's sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 95% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings from the United States government's prime contractors; the remainder are primarily JAN qualified products. The Company's semiconductor products are used as components of military, commercial and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems and spacecraft. The Company's products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter (on Galileo) and, most recently, to Mars (on Global Surveyor and Mars Sojourner). Approximately 90% to 95% of the Company's sales have historically been attributable to contracts with customers whose products are sold to the United States government. The remaining 5% of sales are for non-military, scientific and industrial applications.

Custom products are typically sold to defense or aerospace companies such as Raytheon, Lockheed Martin and Honeywell, while standard products are sold to the same customer base and to the general electronic industry and incorporate such items as power supplies and other electronic control products. The Company has standard and custom products available in all of its major product lines.

The following is a general description of the principal product lines manufactured by the Company.

Power Transistors:
-----------------

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 150A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies' (e.g., Motorola) departure from the military market. The Company also manufactures power diodes under the same military specification. Additionally, it manufactures power N-Channel and P-Channel Power MOSFET transistors and is currently expanding that line. The Company is qualified to deliver these products under MIL-PRF-19500. Some of these parts made by the company are custom or standard.

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

Hybrids:
-------

Hybrids are compact electronic circuits that contain a selection of passive and active components mounted on printed substrates and encapsulated in appropriate packages. The Company manufactures thick film hybrids, which generally contain discrete semiconductor chips, integrated circuits, chip capacitors and thick film or thin film resistors. Most of the hybrids are of the high-power type and are custom manufactured for military and aerospace systems. Some of the Company's hybrids include high power voltage regulators, power amplifiers, power drivers, boosters and controllers. Hybrids manufactured by the Company are custom or standard.

The Company has been certified (since 1990) and qualified (since 1995) under MIL-PRF-38534 (and its predecessor) standards promulgated by the DSCC. These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-38534 requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-PRF-38534 establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assure that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. Maintaining MIL-PRF-38534 qualification is expected to improve the Company's business posture by increasing product marketability.

The Company also qualified a line of voltage regulators in accordance with Class M of MIL-PRF-38535, which allows it to sell these products in accordance with SMD specifications published by DSCC. The Company also makes standard and custom voltage regulators.

Field Effect Transistors:
------------------------

Field effect transistors are surface-controlled devices where conduction of electrical current is controlled by the electrical potential applied to a capacitively coupled control element. The Company manufactures about 30 different types of junction and MOS field effect transistor chips. They are used to produce over 350 different field effect transistor types. Most of the Company's field effect transistors conform to standard Joint Electronic Device Engineering Council designated transistors, commonly referred to as standard 2N number types. The Company is currently expanding its product offering. The Company is qualified to deliver these products under MIL-PRF-19500. These devices can be custom or standard.

MANUFACTURING
-------------

The Company's engineers design its transistors, diodes, field effect transistors, resistors, hybrids and integrated circuits, as well as other customized products, based upon requirements established by customers, with the cooperation of the product and marketing personnel. The design of non-custom or catalog products is based on specific industry standards.

Each new design is first produced on a CAD/CAE computer system. The design layout is then reduced to the desired micro size and transferred to silicon wafers in a series of steps that include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device, single diode, or a single transistor. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using eutectic, soft solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation.

In the case of hybrids, design engineers formulate the circuit and layout designs. Ceramic substrates are then printed with thick film gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips and capacitor chips are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins. The Company manufactures some of the hybrid packages it uses.

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

ISO 9001
--------

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification. The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. During the Fiscal Year ended February 28, 2001 the Company underwent two additional surveillance audits that resulted in recertification. Management believes that such qualification will continue to open the Company to additional business opportunities that were not available prior to such qualification.

MANUFACTURING RISKS
-------------------

The Company's manufacturing processes are highly complex, require advanced and costly equipment, and are continuously being modified in an effort to improve yields and product performance. Minute impurities or other difficulties in the manufacturing process can lower yields. There can be no assurance that the Company will not experience manufacturing difficulties in the future.

GOVERNMENT CONTRACTING RISK
---------------------------

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

TECHNOLOGY CHANGE RISKS
-----------------------

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

PRODUCT LIABILITY
-----------------

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

FINANCIAL INFORMATION ABOUT EXPORT SALES
----------------------------------------

Specific financial information with respect to the Company's export sales is provided in Note 10 to the Consolidated Financial Statements.

MARKETING AND CUSTOMERS
-----------------------

The Company's products are sold throughout the United States and abroad primarily through a network of manufacturers' representatives and distributors. The Company is represented (i) in the United States by 4 representative organizations that operate out of 12 different locations with 20 salespeople and 2 stocking distributor organizations that operate out of 45 locations with 550 salespeople and (ii) in the international market by 2 representative organizations in 2 countries with 6 sales people. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 28, 2001, the Company sold products to approximately 214 customers. Of these 214 customers, at least 100 had not
purchased products from the Company during the previous fiscal year.   During
the fiscal year ended February 28, 2001, Raytheon accounted for approximately 35% of net sales, which was approximately 7% less than the 42% it accounted for during the fiscal year ended February 29, 2000. Lockheed Martin and the U.S. government were the only other customers that accounted for more than 10% of net sales during the last fiscal year. Sales to Lockheed Martin represented almost 14% of the total sales for the fiscal year ended February 28, 2001, up from slightly less than 7% in 2000, and sales to the U.S. government represented almost 13% of total sales, up from slightly less than 12% the previous year. Thirteen of the Company's customers accounted for approximately 81% of the Company's sales during the fiscal year ended February 28, 2001. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. The Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business of the Company.

During the fiscal year ended February 28, 2001 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States government. Accordingly, the Company's sales may be adversely impacted by reduced Congressional appropriations and changes in national defense policies and priorities. As a result of such reduced Congressional appropriations and a significant decline in military spending in recent years, the Company had a 15% decrease in net bookings during the fiscal year ended February 28, 2001 as
compared to the previous year.   All of the Company's contracts with the United
States government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

During the fiscal year 2001, the Company announced the introduction of a line of power factor correction modules. These products typically are sold to customers in the power supply manufacturing industry.

Although average sales prices are typically higher for products with military applications than for products with non-military, scientific and industrial applications, the Company hopes to minimize this differential by focusing on these quality-sensitive niche markets where price sensitivity is very low. There can be no assurance; however, that the Company will be successful in increasing its sales to these market segments, which increase in sales could be critical to the future success of the Company. To date, the Company has made only limited inroads in penetrating such markets.

Sales to foreign customers, located mostly in Western Europe and Israel, accounted for approximately 10% of the Company's net sales for the fiscal year ended February 28, 2001 as compared to 10% for the year ended February 29, 2000. All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG
-------

The Company's order backlog, which consists of semiconductor and hybrid related open orders, 85% of which are scheduled for delivery within 12 months, was approximately $3,821,000 at February 28, 2001, compared to $5,458,000 as of February 29, 2000. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its entire open order backlog will be filled by February 28, 2002. In the event that bookings in the long-term continue to decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measure to continue its business operations. Such cost-cutting measures could inhibit future growth
prospects.   See "Management's Discussion and Analysis of Financial Condition
and Results of Operations - Bookings and Backlog."

The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers. The delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, variances in the rate of booking new orders from month to month and the possibility of customer changes in delivery schedules or cancellations of orders. Also, delivery times of new or non-standard products are affected by the availability of raw material, scheduling factors, manufacturing considerations and customer delivery requirements.

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations and delays in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any succeeding period. See "Management's Discussions and Analysis of Financial Conditions - Result of Operations" for a discussion of the decrease in bookings for the year ended February 28, 2001 as compared to the previous year.

PATENTS AND LICENSES
--------------------

The Company owned approximately 33 patents (most of which have now expired or have been allowed to lapse) relating to the design and manufacture of its products. The terminations of these patents have not had a material adverse
effect on the Company.   The Company believes that engineering standards,
manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products than the old patents that it had.

COMPETITION
-----------

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign
competition.    However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability and performance. Management believes, however, that to the extent the Company's business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, because of the decline in military orders, the number of competitors in some markets has been declining in some marketplaces, affording the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to price erosion and foreign
competition.   Presently the Company is attempting to identify a niche market for high-end industrial custom power modules where the Company's capabilities can offer a technological advantage to customers in the motor driver industry. However, there is no guarantee that the Company will be successful in this effort.

The Company has numerous competitors across all of its product lines.   The
Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company's products. A few such major competitors (e.g., Motorola) have elected to withdraw from the military market altogether. However, there is no assurance that the Company's business will increase as a result of such withdrawals. The Company competes principally on the basis of product quality, turn-around time and price. The Company believes that competition for sales of products that will ultimately be sold to the United States government has intensified and will continue to intensify as United States defense spending continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase high-end commercial products in lieu of products made in accordance with more stringent military specifications.

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

EMPLOYEES
---------

At February 28, 2001, the Company had 90 employees (as compared to 92 at February 29, 2000), 59 of whom are engaged in production activities, 7 in sales and marketing, 6 in executive and administrative capacities and 18 in technical and support activities. Of the 90 employees 84 were full time employees and 6 were part time.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be satisfactory.

SOURCES AND AVAILABILITY OF RAW MATERIAL
----------------------------------------

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for all of its material requirements. A few of the key suppliers of raw materials purchased by the Company are: Alberox, International Rectifiers, Fairchild, IXYS, Platronics, Kyocera, Brush Wellman, Abelstik Laboratories, Olin Aegis, and others. Because of a diminishing number of sources of component packages the Company has been obliged to pay higher prices which consequently has increased costs of goods sold.

EFFECT OF GOVERNMENT REGULATION
-------------------------------

The Company received DSCC approval to supply its products in accordance with MIL-PRF-19500, Class H of MIL-PRF-38534, and some products in accordance with Class M of MIL-PRF-38535. All are required to supply to the U.S. Government or its prime contractors. Continuing to maintain these qualifications is expected to improve the Company's business posture by increasing product marketability.

RESEARCH AND DEVELOPMENT
------------------------

During recent years, the Company has not spent any funds on research and development. This may have an adverse effect on future operations. The cost of designing custom products is borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

ENVIRONMENTAL REGULATION
------------------------

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state, and local laws and, therefore, is subject to regulations related to their use, storage, discharge, and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be materially adversely affected by current or future environmental laws or regulations.

ENVIRONMENTAL COMPLIANCE
------------------------

The Company is currently engaged in negotiations with the United States Environmental Protection Agency ("EPA") to resolve the Company's alleged liability to EPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida; Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Disposal Superfund Site, Santa Barbara County, California; and Solitron Devices Site, Riviera Beach, Florida, EPA contends that the Company is liable for past and future costs incurred in connection with the investigation and remediation of the four (4) sites. At a meeting with EPA on March 23, 2001, EPA contended that the Company's alleged share of liability at the four (4) sites totals approximately $8 million, which EPA broke down on a site-by-site basis as follows: Solitron Microwave, Port Salerno-$3.8 million; Petroleum Products-$150,000; Casmalia Disposal-$2.7 million; and Solitron Devices, Riviera Beach-$1 million.

In addition to the claims asserted by EPA against the Company at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites, claims have been asserted against the Company by groups of alleged responsible parties formed at each of these sites for the purpose of negotiating a settlement with EPA for all past and future cleanup expenses. During the negotiations with EPA to resolve the Company's alleged liability at all four (4) sites, the Company was advised by EPA that a settlement with EPA would most likely resolve the claims of the groups of alleged responsible parties formed at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites.

The Company contends that the claims of EPA, and the private parties referenced above relating to all four (4) sites were discharged in bankruptcy pursuant to the Bankruptcy Court's Order Conforming Solitron's Fourth Amended Plan or Reorganization, entered in August 1993. Nevertheless, the Company is negotiating with EPA to settle its outstanding liability at all four (4) sites based on an ability to pay ("ATP") determination. Under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund"), the United States may enter into ATP settlements with individuals and businesses for recovery of response costs and performance of cleanup work in appropriate cases. The ATP settlement process is reserved for business potentially responsible parties ("PRPs") who demonstrate to EPA's satisfaction that payment of the amount sought by the government is likely to put a company out of business or otherwise jeopardize its viability, and for both business and individual PRPs who demonstrate to the EPA that payment of such an amount is likely to create an undue financial hardship. The ATP settlement process may provide for a reduction in the proposed settlement to an amount that is not likely to create an undue financial hardship. An undue financial hardship occurs if, in the opinion of EPA, satisfaction of the environmental claim will deprive a PRP of ordinary and necessary assets or cause a PRP to be unable to pay for ordinary and necessary business expenses and/or ordinary and necessary living expenses.

In connection with these settlement negotiations, the Company has offered and EPA has agreed to accept the net proceeds of the sale resulting from the sale of the Solitron Microwave Port Salerno Site. Sale of the Port Salerno Site is currently the subject of negotiations between the Company and a prospective purchaser. In addition, in order to conclude the ATP settlement negotiations, EPA has advised the Company that the Company will be required to contribute additional funds to effect the settlement. The Company was advised in March 2000 that EPA had determined initially that EPA's model evaluating the Company's ability to pay determined that the Company could contribute an additional $80,000 to effect the settlement. EPA further stated that, notwithstanding this preliminary determination, EPA would require additional funds in excess of $80,000 to effect the settlement. The Company is currently awaiting EPA's determination of the amount of an appropriate financial contribution by the Company to effect the proposed settlement. Once the Company and EPA have reached agreement at the ATP negotiations, it is anticipated that EPA will recommend to the two PRP groups at the Petroleum Products Corporation and Casmalia Disposal Superfund Site that the ATP settlement terms and conditions resolve all claims against the Company for past and future cleanup expenses at the two Sites.

During the fiscal years ended February 28, 2001 and February 29, 2000, the Company has spent approximately $8,000 each year for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

BANKRUPTCY PROCEEDINGS
----------------------

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations. It is presently estimated that there is an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company is required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately
$62,083.   During the fiscal year ended February 28, 2001, the Company reached agreement with nine different unsecured creditors under which a total of approximately $11,000 was paid as settlements of approximately $92,000 of recorded debts to unsecured creditors. An extraordinary income of approximately $81,000 from extinguishments of debt was consequently recorded.

Beginning on the date the Company's net after tax income exceeds $500,000, the Company is obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector, its participants and successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 to
Vector participants and their successors (the "Profit Participation").   As the
Company earned $637,000 in the current fiscal year, net after the accrual of $15,000 for the Profit Participation, it is expected to distribute approximately $7,500 to its unsecured creditors and approximately $7,500 to Vector as contemplated by the Plan.

Pursuant to the Plan, the monies to be utilized to fund environmental assessments and remediations are to be made available from the proceeds of the sale or lease of the Port Salerno and Riviera Beach Properties, to the extent that the Company is successful in its efforts to sell or lease such properties. The Plan also required that to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, the Company will escrow monthly amounts. As of February 28, 2001, the Company has deposited $66,000 in the required escrow accounts. The Company's financial statements reflect liabilities of $1,556,000 relating to the foregoing assessment and remediation obligations. This best estimate of cleanup costs by the Company's environmental consultants is based on the assumption that the Plan and Consent Final Judgment will be implemented. Given EPA's assertion of jurisdiction over the properties, the Company cannot give any assurance that actual remediation
costs will not exceed the estimate based on compliance with the Plan.   Because
of the uncertainties of how EPA will proceed with cleanup of the properties and resolution of the Company's ability to pay application, total costs to the Company cannot be estimated now. For a more definitive description of environmental matters pertaining to the Riviera Beach and Port Salerno Properties, please refer to "Environmental Compliance".

The Company has not been making agreed payments to Martin County with respect to tax claims. It is anticipated that the Martin County tax claim will be paid in full with the sale of the Port Salerno Property. To date, the Martin County Tax
Collector has not expressed objection to this proposal.   The following table
indicates the approximate cumulative status of amounts due under Court Plans as of February 28, 2001:

                              Due to Date          Paid
                              -----------          -------

          Martin County      $ 104,000            $ 7,957

ITEM 2.        PROPERTIES
               ----------

During fiscal 1993, the Company consolidated all of its manufacturing operations and its corporate headquarters to an existing facility (approximately 70,000 square feet, of which approximately one-third is being subleased to S/V Microwave) in West Palm Beach, Florida. The Company has leased the facility for a term ending December 31, 2001. S/V Microwave has orally informed the Company of its intention to leave the premises by the end of the sublease, which also terminates on December 31, 2001. The Company will endeavor to sublease the area vacated by S/V

Microwave or to renegotiate the current lease to exclude the area currently utilized by S/V Microwave. The Company believes that its facilities in West Palm Beach, Florida will be suitable and adequate to meet its requirements for the foreseeable future and has the possibility to renew the current lease, under the same conditions, for a period of five years.

The Company also owns the Port Salerno Property, which consists of a 42,000 square foot building and 23 acres of undeveloped land located in Port Salerno, Florida. On July 27, 1992, the EPA listed this property on the National Priority List (NPL) for cleanup using monies from its Superfund and is contending that the Company is liable for its response costs. The Company has a pending ability to pay application before EPA. The detail of the Company and EPA's positions is set forth in the Environmental Compliance Section.

ITEM 3.        LEGAL PROCEEDINGS
               -----------------


John Stayduhar v. Vector Trading  & Holding Corp. v Solitron Devices, Inc.,
---------------------------------------------------------------------------
et.al., Case No. CL 93-06850-AO, 15/th/ Judicial Circuit Court in and for Palm
------
Beach County Florida. Plaintiff Stayduhar, the former CEO of Solitron, filed this action against Vector in 1993. Stayduhar obtained judgments of some $600,000 against Vector in 1997, but has never collected on the judgments. Stayduhar then filed supplemental proceedings against third party defendants Solitron, Solitron/Vector Microwave Products, Inc. ("SVMP"), Inversiones Globales, HCG Technologies, Inc. ("HCGT"), and Howard White ("White"), the principal of Vector. (White, who has never been served, is not participating in the suit.) Stayduhar is not seeking any monetary relief against Solitron; he asked the Court to enjoin Solitron (and the other defendants) from conveying any Solitron stock that formerly belonged to Vector or its affiliates. The case settled last year during a mediation in which Solitron did not participate. It is our understanding that, pursuant to the mediation agreement, Stayduhar will be obtaining stock in the Company from SVMP, HCGT and Inversiones Globales. It is also our understanding that, following this stock transfer, Stayduhar will dismiss this suit.

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

See also "Environmental Compliance".

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------


None.

                                    PART II
                                    -------


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
               -------------------------------------------------------------
               HOLDER MATTERS
               --------------

Since March 1995, the Company's Common Stock has been traded on NASDAQ's Electronic Bulletin Board (over the counter). The Company's Common Stock was traded on the New York Stock Exchange until October 13, 1993, at which time it began trading on the NASDAQ Small Cap Market where it was traded until March 1995.

The following table sets forth for the periods indicated, high and low bid information of the Common Stock as reported by NASDAQ's Over the Counter Electronic Bulletin Board ("OTCBB"). The prices set forth below reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.


                         FISCAL YEAR ENDED           FISCAL YEAR ENDED
                         FEBRUARY 28, 2001           FEBRUARY 29, 2000
                         -----------------           -----------------

                         HIGH      LOW               HIGH      LOW
First                    $ 2.750   $0.8125           $0.6250   $0.1250
Second                   $1.0000   $0.6200           $0.7500   $0.5000
Third                    $0.7813   $0.4000           $0.7500   $0.4375
Fourth                   $0.5000   $0.2800           $1.8750   $0.4375

As of February 28, 2001 and February 29, 2000, there were approximately 3,680 and 4,090 holders of record of the Company's Common Stock, respectively. On February 28, 2001, the last sale price of the Common Stock as reported on the Electronic Bulletin Board was $0.40 per share.

The Company has not paid any dividends since emerging from bankruptcy and the Company does not contemplate declaring dividends in the foreseeable future.

The Company has not issued any shares of its Common Stock during the last three years.

Certificates representing 307,866 "old shares" of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 28, 2001. Subsequent to such stock split, these certificates now represent 29,096 shares of Common Stock, which are included in the 2,068,731 shares outstanding as of February 28, 2001 indicated in the beginning of this filing. These "old shares" have not been included in the number of shares outstanding as set forth in the Company's filings with the commission since the date of such stock split.

On May 31, 2001, the Board of Directors of the Company adopted a Rights Agreement (the "New Rights Agreement"). Pursuant to the New Rights Agreement, the Company will make a dividend distribution of one preferred stock purchase right for each outstanding share of the Common Stock of the Company as of the close of business on June 20, 2001.The preferred stock purchase rights previously distributed by the Company pursuant to the Rights Agreement, dated as of May 29, 1991, will expire at the close of business on June 20, 2001. Full details of the "New Rights Agreement" are available in the Company's 8K that it will file with the SEC on or before June 20, 2001.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

INTRODUCTION
------------

In January 1992, as a result of losses and liquidity deficiencies, the Company and its wholly owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On August 20, 1993, the Bankruptcy Court entered an Order of Confirmation confirming the

Company's Plan of Reorganization and on August 30, 1993, the Plan of Reorganization became effective, and the Company emerged from bankruptcy. On July 12, 1996, the Bankruptcy Court officially closed the case.

The following table is included solely for use in comparative analysis of income
(loss) before extraordinary items to complement Management's Discussion and
Analysis:

                                                                                 (Dollars in Thousands)
                                                                                  Year Ended February
                                                                               28, 2001        29, 2000
                                                                               ---------       --------
Net Sales                                                                       $ 7,990        $ 7,970
Cost of sales                                                                     5,947          6,151
Gross profit                                                                      2,043          1,819
Selling, general and administrative expenses                                      1,539          1,219
Operating income                                                                    504            600
Interest expense                                                                    (17)           (51)
Interest expense on unsecured creditors claims                                      (62)           (73)
Write down of non-operating facilities and related expenses                           0            (90)
Interest income                                                                     154             43
Increase in Environmental Reserve                                                   (12)          (547)
Other, net                                                                          (15)           (43)
Income (Loss) before Extraordinary Item                                             556           (161)
Extraordinary Item                                                                   81            655
Net income                                                                      $   637        $   494

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first few fiscal years after its emergence from bankruptcy proceedings, the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on the Company's products, significant expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 28, 2001 and February 29, 2000, the Company recorded net income of $637,000 and $494,000 respectively.

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

The Company has incurred income from operations of approximately $504,000 for the fiscal year ended February 28, 2001 and has significant obligations arising from settlements in connection with its bankruptcy that require the Company to make substantial cash payments that cannot be supported by the current level of operations.

Based upon (i) management's best information as to current national defense priorities, future defense programs, as well as management's expectations as to future defense spending, (ii) the market trends signaling a continued slowdown and soft level of booking and a continued price erosion, and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months. However, due to the lower level of current backlog and new order intake (due to the slowdown of the general economy and lower defense spending), the Company will operate at a loss for the next two to three quarters. Thus, based on these factors and at the current bookings, prices, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in continuous negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that, if the volume and prices of product sales recovers, as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term continue to decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth. The Company cannot assure you, however, that it will be able to generate sufficient liquidity to meet its operating needs.

Subject to the long term recovery of order intake and the ability to ship products in a timely manner, the Company projects that it will continue to be able to generate sufficient funds to support its ongoing operations only if it is able to renegotiate its required payments to unsecured creditors, the EPA, the FDEP and the Martin County tax authorities or raise sufficient cash in order to pay these obligations as currently due; otherwise it will not be able to remain a going concern.

The Company is continuing to negotiate with the unsecured creditors, the EPA, the FDEP, and Martin County tax authorities in an attempt to arrive at reduced payment schedules. To date, these parties have not expressed objection to the reduced level of payments. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, EPA, FDEP or Martin County tax authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

At February 28, 2001 and February 29, 2000 respectively, the Company had cash and cash equivalents of $2,190,000 and $1,184,000. The principal cash change was due to Net Income and to managing disbursements and accelerating collections.

At February 28, 2001, the Company had working capital of $2,827,000 as compared with a working capital at February 29, 2000 of $2,743,000. The principal change was due to a reduction of current liability relating to the Riviera Beach facility as well as the amounts due the IRS, and an increase in cash.

See "Environmental Compliance", "Bankruptcy Proceedings" and "Properties" in
Part I for more information.

BOOKINGS AND BACKLOG
--------------------

During the fiscal year ended February 28, 2001, the Company's net bookings were $6,347,000 in new orders as compared with $7,507,000 for the year ended February 29, 2000, a decrease of approximately 15%. The Company's backlog decreased to $3,821,000 at February 28, 2001 as compared with $5,458,000 as of February 29, 2000, a 30% decrease as a result of a decline in the demand for the Company's products, precipitated by the ongoing cuts in defense spending. In the event that bookings in the long-term continue to decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measure to continue its business operations. Such cost-cutting measures could inhibit future growth prospects.

FUTURE PLANS
------------

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

INFLATION
---------

The rate of inflation has not had a material effect on the Company's revenues and costs and expenses, and it is not anticipated that inflation will have a material effect on the Company in the near future.

SEASONALITY
-----------

The Company's bookings of new orders and sales are largely dependent on congressional budgeting and appropriation activities and the cycles associated therewith. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities.

RESULTS OF OPERATIONS
---------------------

2001 vs. 2000
-------------
Net sales for the fiscal year ended February 28, 2001 increased by 0.2% to $7,990,000 versus $7,970,000 during the fiscal year ended February 29, 2000.

Bookings were lower than sales by approximately 21%; thus, the backlog decreased from $5,458,000 as of February 29, 2000 to $3,821,000 as of February 28, 2001.
The Company has experienced a decrease in the level of bookings of 15% for the year ended February 28, 2001 as compared to the previous year principally as a direct result of a decline in customer demand for the Company's products.

During the year ending February 28, 2001, the Company shipped 1,403,817 units as compared with 1,400,577 units shipped during the year ending February 29, 2000. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

Cost of Sales for the fiscal year ended February 28, 2001 decreased to $5,947,000 from $6,151,000 during the fiscal year ended February 29, 2000. The major reasons for this decrease were a $51,000 reduction in material costs, a $40,000 reduction of overtime wage expense and a $30,000 savings in gases and chemicals expenses. Both direct and indirect labor costs were also reduced.

During the year ending February 28, 2001, the Company's gross margins were 26% as compared to 23% for the year ending February 29, 2000. The increase was due to the reduction in costs mentioned in the preceding paragraph.

During the year ending February 28, 2001, Selling, General and Administrative based expenses, as a percentage of sales, were 19% as compared with 15% for the year ending February 29, 2000. Selling, General and Administrative expenses increased 26% to $1,539,000 for the fiscal year ended February 28, 2001 from $1,219,000 for the fiscal year ended February 29, 2000. This increase was due mainly to higher legal fees, higher salaries and wages and sales consulting expenses.

Operating Income for the fiscal year ended February 28, 2001 decreased to $504,000 from $600,000 during the fiscal year ended February 29, 2000. This decrease was primarily attributable to higher Selling, General and Administrative costs. This was partially offset by the increase in Gross Profit.

Total interest expense decreased from $124,000 for the fiscal year ended February 29, 2000 to $79,000 for the fiscal year ended February 28, 2001 due to lower imputed interest and to a lower interest expense on delinquent property taxes.

Interest Expense on unsecured creditor claims for the fiscal year ended February 28, 2001 decreased to $62,000 from $73,000 during the fiscal year ended February 29, 2000. Interest Expense on delinquent property taxes decreased $33,000 due to the settlement of taxes relating to the Riviera Beach property sold in October 2000.

There was no write-down of non-operating facilities during the fiscal year ended February 28, 2001 as compared to the $90,000 write-down in the value of the Port Salerno Property which took place during the fiscal year ended February 29, 2000.

Interest Income for the fiscal year ended February 28, 2001 increased to $154,000 from $43,000 during the fiscal year ended February 29, 2000. This increase was attributable to a higher cash position.

During the fiscal year ended February 29, 2000 an increase of $547,000 in the environmental reserve was recorded to cover a lien placed by the EPA on the Port Salerno Property. During the fiscal year ended February 28, 2001 the Company made no increase in the environmental reserve.

The Extraordinary Item of $81,000 income in the fiscal year ended February 28, 2001 represents the extinguishments of debt arising from the buy-outs, at discounted amounts, of debts due to unsecured creditors. The extinguishments of debt of $655,000 recorded in the fiscal year ended February 29, 2000 concerned the reduction of liabilities relating to both the Riviera Beach Property and amounts due to the IRS.

Net Income for the fiscal year ended February 28, 2001 increased to $637,000 from $494,000 during the fiscal year ended February 29, 2000. This increase is attributable to higher level of Gross Profit, slightly lower level of imputed interest and higher level of interest income offset by higher Selling, General and Administrative expenses.

FORWARD-LOOKING STATEMENTS
--------------------------

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

Statements regarding:

 .    the effects of certification or qualification of the Company's products;
 .    trends in the industry, including trends concerning consolidation, changes in government military spending, price erosion and competition;
 .    the Company's ability to fill its backlog;
 .    the Company's ability to sustain or grow bookings;
 .    the Company's competitive strengths and the nature of its competition;
 .    the relative importance of patented technology;
 .    the Company's ability to move into new markets or to develop new products;
 .    the Company's ability to respond quickly to customers' needs and to deliver products in a timely manner;
 .    the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;
 .    Implementation of the Plan of Reorganization and the Company's ability to make payments required under the Plan of Reorganization or otherwise or to generate sufficient cash from operations or otherwise;
 .    Amounts that the Company may receive (or not receive) upon the sale of certain properties and the expected application of such funds;
 .    The suitability and adequacy of the Company's headquarters facilities;
 .    The effects of inflation;
 .    Section 16(a) compliance; and
 .    Other statements contained in this report that address activities, events of developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

 .    The loss of certification or qualification of the Company's products or the inability of the Company to capitalize on such certifications and/or qualifications;
 .    A change in government regulations which hinders the Company's ability to perform government contracts;
 .    A shift in or misinterpretation of industry trends;

 .    Unforeseen factors which impair or delay the development of any or all of its products if such decision is later determined to be in the best interests of the Company;
 .    inability to sustain or grow bookings;
 .    Inability to capitalize on competitive strengths or a misinterpretation of those strengths;
 .    the emergency of improved, patented technology by competitors;
 .    A misinterpretation of the nature of the competition;
 .    Inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
 .    Inability to move into new market segments based on unforeseen factors;
 .    An increase in the expected cost of environmental compliance based on factors unknown at this time;
 .    Changes in law or industry regulation;
 .    Inability to sell certain properties or to obtain expected prices for such properties;
 .    Unexpected growth or stagnation of the business;
 .    Unforeseen changes that render the Company's headquarters facilities unsuitable or inadequate to meet the Company's current needs;
 .    Unforeseen effects of inflation;
 .    Misrepresentations of Company directors, officers and 10 percent stockholders concerning their compliance with Section 16(a) of the Securities Act of 1934; and
 .    Other unforeseen activities, events and developments that may occur in the future.

ITEM 7.                          FINANCIAL STATEMENTS
                                 --------------------


Index to Consolidated Financial Statements

                                                                                          Page
                                                                                          -----
         Independent Auditor's Report                                                         19

         Consolidated Balance Sheet as of February 28, 2001                                   20

         Consolidated Statements of Income
         for the years ended February 28, 2001 and February 29, 20                            21

         Consolidated Statements of Stockholders'
         Equity for the years ended February 28, 2001
         and February 29, 2000                                                                22

         Consolidated Statements of Cash Flows for the years
         ended February 28, 2001 and February 29, 2000                                        23

         Notes to Consolidated Financial Statements                                        24-34

                         Independent Auditor's Report
                         -----------------------------


To the Board of Directors and Stockholders of Solitron Devices, Inc.:

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and Subsidiaries as of February 28, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. and Subsidiaries as of February 28, 2001 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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



Goldstein Golub Kessler LLP
New York, New York
May 24, 2001

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               FEBRUARY 28, 2001

ASSETS
 CURRENT ASSETS:
   Cash                                                                                $ 2,190,000
   Accounts receivable, less allowance for doubtful accounts of $6,000                     902,000
   Inventories                                                                           2,447,000
   Prepaid expenses and other current assets                                               120,000
   Due from SV Microwave                                                                     5,000
                                                                                       -----------
    Total current assets                                                               $ 5,664,000
                                                                                       -----------

PROPERTY, PLANT AND EQUIPMENT, net                                                         404,000
NON-OPERATING PLANT FACILITIES, net of cost to dispose                                         -0-
OTHER ASSETS                                                                                52,000
                                                                                       -----------
                                                                                       $ 6,120,000
                                                                                       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Current portion of accrued environmental expenses                                   $   630,000
   Accounts payable-Post-petition                                                          380,000
   Accounts payable-Pre-petition, current portion                                          507,000
   Accrued expenses and other liabilities                                                1,319,000
    Accrued Chapter 11 administrative expense                                                1,000
                                                                                       -----------
       Total current liabilities                                                       $ 2,837,000
                                                                                       -----------

OTHER LONG-TERM LIABILITIES, net of current portion, net of cost to dispose
      of non-operating facilities                                                          710,000
                                                                                       -----------
TOTAL LIABILITIES                                                                      $ 3,547,000
                                                                                       ===========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 500,000 shares,  none  issued                     -
   Common stock, $.01 par value, authorized 10,000,000 shares,
    2,068,731 shares issued and outstanding                                                 21,000
   Additional paid-in capital                                                            2,617,000
   Accumulated deficit                                                                     (65,000)
                                                                                       -----------
       Total stockholders' equity                                                        2,573,000
                                                                                       -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                               $ 6,120,000
                                                                                       ===========


   The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                                                     For The Year   For the Year
                                                                         Ended          Ended
                                                                     February 28,   February 29,
                                                                         2001           2000
                                                                        -----           ----
Net sales                                                              $7,990,000     $7,970,000
Cost of sales                                                           5,947,000      6,151,000
                                                                       ----------     ----------
Gross profit                                                            2,043,000      1,819,000
Selling, general and administrative expenses                            1,539,000      1,219,000
                                                                       ----------     ----------
Operating income                                                          504,000        600,000

Other income (expense):

      Writedown of non-operating facilities
         and related expenses                                                   0        (90,000)
      Interest expense                                                    (17,000)       (51,000)
      Interest expense on unsecured creditors claim                       (62,000)       (73,000)
      Interest income                                                     154,000         43,000
      Increase in Environmental Reserve                                         0       (547,000)
      Other, net                                                          (23,000)       (43,000)
                                                                       ----------     ----------
Other income (expense), net                                                52,000       (761,000)
                                                                       ----------     ----------
Income (Loss) before Extraordinary Item                                   556,000       (161,000)
Extraordinary Item:
      Extinguishment of Debt                                               81,000        655,000
                                                                       ----------     ----------
         Net income                                                    $  637,000     $  494,000
                                                                       ==========     ==========

INCOME PER SHARE OF COMMON STOCK:

Basic
      Income (Loss) per share before Extraordinary Item                      0.27          (0.08)
      Extraordinary Item                                                     0.04           0.32
      Net Income                                                             0.31           0.24
Diluted
      Income (Loss) per share before Extraordinary Item                      0.24          (0.08)
      Extraordinary Item                                                     0.04           0.32
      Net Income                                                             0.28           0.24
Weighted Average shares outstanding-Basic                               2,068,731      2,068,821
                                                                       ==========     ==========
Weighted Average shares outstanding-Diluted                             2,277,198      2,068,821
                                                                       ==========     ==========

   The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                   For The Years Ended February 28, 2001 and
                               February 29, 2000

                                               Common Stock          Additional         Retained
                                           --------------------
                                           Number of                   Paid-in          Earnings
                                             Shares      Amount        Capital    (Accumulated Deficit)        Total
                                           ---------     ------      ---------    ---------------------        -----
Balance, March 1, 1999                      2,034,704    $20,000     $2,618,000        ($ 1,196,000)        $ 1,442,000

Issuance of New share Equivalent of

Non-converted Old Shares                       34,117      1,000         (1,000)                  -                   -

Net Income                                          -          -              -             494,000             494,000
                                            ---------    -------     ----------        ------------          ----------

Balance, March 1, 2000                      2,068,821    $21,000     $2,617,000           ($702,000)         $1,936,000

Issuance of New share Equivalent of

Non-converted Old Shares                          (90)                                            -                   -

Net Income                                          -          -              -             637,000             637,000
                                            ---------    -------     ----------        ------------          ----------

Balance, February 28, 2001                  2,068,731    $21,000     $2,617,000           ($ 65,000)         $2,573,000
                                            =========    =======     ==========        ============          ==========

   The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For The Year             For The Year
                                                          Ended                   Ended
                                                      February 29,             February 29,
                                                          2001                   2000
                                                      ------------             ------------
Cash flows from operating activities:
    Net income                                          $  637,000               $  494,000
                                                        ----------               ----------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                            182,000                  212,000
   Allowance for doubtful accounts                           1,000                   (7,000)
   Writedown of Non Operating Facility                           -                  (90,000)
  Changes in operating assets and liabilities
Decrease (increase) in:
    Accounts receivable                                     88,000                  128,000
    Inventories                                             63,000                  227,000
    Prepaid expenses and other  current assets              (9,000)                   8,000
    Due from SV Microwave                                   (2,000)                   1,000
    Other assets                                            35,000                   (4,000)
  Increase (decrease) in:
    Accounts payable                                       265,000                 (493,000)
    Accounts payable-pre-petition                          (60,000)                  21,000
    Accrued expenses and  Other Liabilities                 60,000                 (865,000)
    Accrued Chapter 11 expenses                             (1,000)                 (35,000)
    Accrued environmental expenses                         108,000                  109,000
    Other long-term liabilities                           (199,000)                 757,000
                                                        ----------               ----------
    Total adjustments                                      531,000                  (31,000)
                                                        ----------               ----------
Net cash provided by operating
   activities                                           $1,168,000               $  463,000
                                                        ----------               ----------

Cash flows from investing activities:

Additions to property, plant and equipment                (162,000)                 (49,000)
                                                        ----------               ----------

Cash flows used in financing activities:
Payments on capitalized lease obligations                        -                  (14,000)
                                                        ----------               ----------

Net increase  in cash                                    1,006,000                  400,000
Cash at beginning of year                                1,184,000                  784,000
                                                        ----------               ----------
Cash at end of year                                     $2,190,000               $1,184,000
                                                        ----------               ----------

Supplemental disclosures of cash flow information:
       Interest paid                                    $   79,000               $   94,000
                                                        ----------               ----------

   The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Principles of Consolidation:
---------------------------
The consolidated financial statements include the accounts of Solitron Devices, Inc. and its wholly owned Subsidiaries (collectively the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

Principal Business Activity:
----------------------------
The Company designs, develops, manufacturers, and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets.

Cash:
----
The Company considers all investments with a maturity of three months or less at the date of purchase to be cash equivalents for purposes of its statements of cash flows. As of February 28, 2001 the Company did not have any cash equivalents.

Inventories:
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

Property, Plant and Equipment
-----------------------------
Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

Assets acquired under capital lease arrangements have been recorded at the present value of the minimum future lease payments and are being amortized on a straight-line basis over the estimated useful life of the asset or the lease term, whichever is shorter. Amortization of this equipment is included in depreciation and amortization expense.

Non-Operating Plant Facility:
----------------------------
The facility that is no longer being utilized for operations is being carried at its estimated fair market value as a non-current asset. For reporting purposes, it is netted against the cost necessary to dispose of the facility. The facility is not being depreciated.

Concentrations of Credit Risk
-----------------------------
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account. With respect to the trade receivables, most of the Company's products are custom made pursuant to the contracts whose end products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within Management's expectations.

Revenue Recognition:
-------------------
Revenue is recognized upon shipment; however, the Company may receive payment of some contracts in advance. When received, these amounts are deferred and are recognized as revenue in the period in which the related products or services are delivered.

Income Taxes:
------------
Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

1.   Summary of Significant Accounting Policies (continued)

liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance.

Computation of Net Income per Share
-----------------------------------
Basic earnings per common share are computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 208,467 were used in the calculation of diluted earnings per common share in 2001. In the Fiscal Year ended February 29, 2000, diluted earnings per common share were not computed because the effect of incremental shares would be antidilutive. The incremental shares were computed based on stock options outstanding, using the treasury stock method.

Stock Based Compensation:
-------------------------
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1997. SFAS 123 provides the adoption of a fair value method of accounting for stock-based compensation plans. The Company can elect continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25 Accounting For Stock Issued to Employees, and related interpretations with supplemental disclosures for Stock Based Compensation issued to employees. The Company has chosen to account for all stock based arrangements to employees under APB 25 and make the related disclosures under SFAS 123.

New Accounting Pronouncements
-----------------------------
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Use of Estimates:
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Going Concern and Petition in Bankruptcy:

Going Concern
-------------
The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments, which cannot be supported, by the current level of operations. The Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the Environmental Protection Agency ("EPA"), the Florida Department of Environmental Protection ("FDEP"), and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

The Company continues to negotiate with its unsecured creditors, the EPA, the FDEP, and taxing authorities in an attempt to arrive at reduced payment schedules. Further, the Company plans to develop other financing facilities to provide additional funding. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations over the next year.

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

Petition in Bankruptcy
----------------------
On January 24, 1992, the Company filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the federal Bankruptcy code. The Company was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code.

On August 20, 1993 the Company's Plan of Reorganization, as amended and modified (the "Plan"), was confirmed by the Bankruptcy Court and the Company emerged from bankruptcy on August 30, 1993. On July 12, 1996 the Bankruptcy Court officially closed the case.

     (a) The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent of their pre-petition claims. At February 28, 2001, the Company is currently scheduled to pay approximately $2,034,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 28, 2001, the present value of this amount, $1,119,000, is accrued as a pre-petition liability with imputed interest recognized in the Statement of Income.

     (b) Beginning on the later of (i) the payment of all administrative claims and all unsecured claims, but not later than 18 months after the Effective Date (August 30, 1993) and (ii) the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector. As the Company earned $637,000 in the current fiscal year, net after the accrual of $15,000, it expects to distribute approximately $7,500 to its unsecured creditors as well as approximately $7,500 to Vector.

     (c) Under the Plan, the Company is required to remediate its non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida. The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. Pursuant to the Plan, unless otherwise approved by the (FDEP), the Port Salerno Facility can not be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its appraised value or (ii) the estimated cost of its remediation. Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the property, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995: (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 -$10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 28, 2001, the Company has deposited $66,000 into the escrow accounts.

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

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

2.   Going Concern and Petition in Bankruptcy (continued):

The Plan provided for the distribution of common stock of the Company such that, post-petition, the Company's common stock will be held as follows:

               Party-In-Interest                                 Common Stock
               -----------------                                 ------------
               Vector                                                 25%
               Unsecured Creditors                                    40%
               Company's President                                    10%
               Pre-Petition Stockholders                              20%
               Reserved for future issuance under an
                employee stock incentive plan to be issued based
                upon the terms and conditions of the plan at the
                discretion of the Board of Directors                   5%
                                                                     ----
                                                                     100%
                                                                     ====

On October 4, 1994, the Company and Vector agreed that Vector's 25% stock would be distributed among various parties. Vector participants were: Vector principal (Howard White) who received 273,943 shares (subsequently sold to Inversiones Globales); AHI Drillings, Inc. who received 77,037 shares; Cointrol Credit Co. II who received 20,095 shares; Service Finance who received 77,037 shares; Trans Resources who received 77,037 shares; and Martin Associates who received 22,848 shares. The 273,943 shares owned by Inversiones Globales are not be subject to the voting restrictions, while the balance of the parties will continue to be subjected to the voting restrictions as long as they or their affiliates hold the Company's stock. Based solely on the Company's knowledge (and not from any filings which may have to be made with the SEC), and as the result of an out of court agreement made subsequent to a lawsuit filed against Vector by John Stayduhar, a previous Chairman/CEO of the Company, shares held by Inversiones Globales (174,000), by AHI Drillings, Inc. (77,037), by Service Finance (77,037), by Trans Resources (77,073), and by Martin Associates (22,737) were to be transferred to Mr. Stayduhar. This would give Mr. Stayduhar approximately 20.68% of the shares of the Company.

3.   Inventories:

As of February 28, 2001, inventories consist of the following:

     Raw Materials                             $1,361,000
     Work-In-Process and Finished Goods         1,086,000
                                               ----------
                                               $2,447,000
                                               ==========

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

4.   Property, Plant and Equipment:

As of February 28, 2001, property, plant, and equipment consist of the following:

                                                                      Estimated
                                                                      Useful Life
                                                                      -----------
     Leasehold Improvements                        $  598,000         5 years
     Machinery and Equipment                        1,499,000         5 years
                                                   ----------
                                                   $2,097,000
     Less Accumulated Depreciation
        And Amortization                            1,693,000
                                                   ----------
                                                   $  404,000
                                                   ==========


     Non-operating Plant Facilities                $  895,000
     Less:  cost to dispose of non-operating
        Plant Facilities                            ($895,000)
                                                   -----------
                                                           -0-
                                                   ===========

Non-operating plant facilities at February 28, 2001 represent the Company's Port Salerno facility, which is no longer being used in operations.

Depreciation expense and amortization was $182,000 and $212,000 for 2001 and 2000, respectively.

5.   Accrued Expenses:

As of February 28, 2001, accrued expenses consist of the following:

     Payroll and related employee benefits                $  326,000
     Property taxes                                          189,000
     Other liabilities                                        81,000
     Interest Payable                                        723,000
                                                          ----------
                                                          $1,319,000
                                                          ==========

6.   Other Long-Term Liabilities:

As of February 28, 2001, other long-term liabilities consists of the following pre-petition items:

     Accrued Environmental Expenses                       $  926,000
     Accounts Payable-Pre-petition                           612,000
     County Property Tax Payable                              67,000
                                                          ----------
                                                          $1,605,000
     Less:  cost to dispose of non-operating
        Plant Facilities                                   ($895,000)
                                                          ----------
                                                          $  710,000
                                                          ==========

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

6.  Other Long-Term Liabilities (continued):

Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:


              Year Ending
              February  28                              Total
              ------------                              -----
              2002                                   $  364,000
              2003                                      364,000
              2004                                      311,000
              2005                                      120,000
              2006                                      120,000
              thereafter                                362,000
                                                     ----------
              subtotal                                1,605,000
                                                     ==========
less:         value netted against assets              (895,000)
                                                     ----------
              Net Long term Liabilities              $  710,000

Imputed interest expense for fiscal years ended February 28, 2001 and February 29, 2000 amounted to $62,000 and $73,000 relating to accounts payable - pre-petition.

7.  Income Taxes:

At February 28, 2001, the Company has net operating loss carryforwards of approximately $13,822,000 that expire through 2020. Such net operating losses are available to offset future taxable income, if any. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Deferred tax assets are comprised of the following at February 28, 2001:

Loss carryforwards                                   $ 5,252,000
Environmental Reserve                                          -
Accounts Receivable Reserve                                2,000
Inventory Reserves                                     3,541,000
                                                     -----------
Gross deferred tax asset                               8,795,000
Deferred tax asset valuation allowance                (8,795,000)
                                                     -----------
Net deferred tax                                     $         -
                                                     ===========

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (35%) for fiscal year end February 29, 2000 and February 29, 2001 is as follows:

                                                    2001            2000
                                                    ----            ----
Income Tax Provision at
Federal Statutory Rates                           $ 204,000       $ 168,000
Income per Books Not Taxable                              -         (62,000)
State Taxes                                          38,000          20,000
Utilization of Net Operating Loss Carryforward     (242,000)       (126,000)
                                                  ---------       ---------
 Income Tax Provision                             $       -       $       -
                                                  =========       =========

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

8.  Stock Options:

Pursuant to agreements dated October 20, 1992 and August 20, 1993, the Company's President was granted options, which entitle him to purchase 8.5% of the common stock of the Company (175,636 shares at February 28, 1999, subject to adjustment as defined in the Agreement) for an aggregate exercise price of $21,955. These options are set to expire during 2002, 2003, 2004 and 2005 in equal amounts.
The options are fully vested.

On July 17, 2000 the Board of Directors granted Stock options to certain key employees. The options, which become vested on July 18, 2001, were for a total number of 32,750 shares and the exercise price was fixed at $0.670 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through July 17, 2010. In December 2000 another grant equal to 10% of the outstanding shares (206,873) was made to Mr. Saraf at the exercisable price of $0.400 per share. Fifty percent (50%) of the total number of shares is immediately exercisable and the other 50% vests in five equal installments over the following five years.

The Company complies with SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock based incentive plan. Had compensation cost been determined based on the fair value on the grant dates consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

                                   For the Year End     For the Year Ended
                                      February 28,         February 29,
                                         2001                 2000
                                         ----                 ----
        Net income:
          As reported                $637,000              $494,000
          Pro-forma                   533,000               478,000
        Earnings per share:
         As reported - basic              .31                   .24
                     - diluted            .28                   .24
         Pro-forma - basic                .26                   .23
                   - diluted              .23                   .23

The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants in 2001:

                                            2001
                                            --------------------------

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

                                                          Stock Options
                                                          -------------
                                                                          Average
                                                                          -------
                                                       Shares              Price
                                                       ------              -----
Outstanding                   February 28, 1999       190,236                0.209
        Granted                                        28,000                0.625
        Expired or Canceled                            (4,600)               1.073
                                                      -------               ------
Outstanding                   February 29, 2000       213,636                0.245
                                                      -------               ------
        Granted                                       239,623                0.437
        Expired or Canceled                            (2,000)               0.636
                                                      -------               ------

Outstanding                   February 28, 2001       451,259             $  0.345
                                                      =======               ======

The weighted average fair value of options granted during the years ended February 29, 2000 and February 28, 2001 are $0.57 and $0.43 respectively.
The following table summarizes information about stock options outstanding and exercisable at February 28, 2001:

                                          Options Outstanding
                                 ------------------------------------
                                                      Weighted Average                 Exercisable Options
                                 Number of            ----------------                 -------------------
                                Outstanding       Remaining                                    Weighted
  Range of                        Shares         Contractual    Exercise          Number       Average
Exercise Prices                 at 2/28/01          Life          Price         at 2/28/01   Exercise Price
---------------                 ----------        --------      --------        ----------   --------------
$ 0.125  $  0.125               175,636           4 years       $0.125           175,636          $0.125
$ 0.156  $  0.156                 8,000           6 years       $0.156             8,000          $0.156
$ 0.400  $  0.400               206,873          10 years       $0.400                 -               -
$ 0.625  $  0.625                23,000           8 years       $0.625            23,000          $0.670
$ 0.670  $  0.670                32,250           9 years       $0.670                 -               -
$ 2.500  $  2.500                 5,500           4 years       $2.500             5,500          $2.500
                                -------                                          -------
                                451,259                                          212,136
                                =======                                          =======

9.  Employee Benefit Plans:

The Company has a 401K and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after one year of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2001 and February 29, 2000.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

10.  Export Sales and Major Customers:


Revenues from domestic and export sales to unaffiliated customers are as follows:

                                      Fiscal Year      Fiscal Year
                                         Ended            Ended
                                      February 28,     February 29,
                                         2001             2000
                                         ----             ----
Export sales:
       Europe                         $   505,000       $   645,000
       Canada and Latin America           112,000            71,000
       Far East and Middle East           149,000           106,000
United States                           7,224,000         7,148,000
                                      -----------       -----------
                                      $ 7,990,000       $ 7,970,000
                                      -----------       -----------

   Sales to the Company's top three customers accounted for 62% of net sales for the year ended February 28, 2001 as compared with 60% of the Company's net sales for the year ended February 29, 2000.

   Sales to Raytheon Company accounted for 35% for the year ended February 28, 2001 and 42% for the year ended February 29, 2000. Sales to Lockheed Martin accounted for 14% for the year ended February 28, 2001 and 7% for the year ended February 29, 2000.

   During the fiscal year ended February 28, 2001, the US Government was the only other customer who accounted for 10% or more of net sales with a total that represented just under 13% as compared to just under 12% for the fiscal year ended February 29, 2000.

11.  Extraordinary Item:

During the year ended February 28, 2001, the Company bought, at a discount, certain debt obligations with various unsecured creditors, resulting in an extraordinary gain of $81,000 ($.04 per share). During the year ended February 29, 2000, the Company settled certain debt obligations with various taxing authorities at a discount, resulting in an extraordinary gain of $655,000 ( $.32 per share). There were no income tax effects as a result of these events.

12.  Commitments and Contingencies:

Employment Agreement:
--------------------

In December 2000, the Company entered into a five year employment agreement with its President. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, "pre -tax income" shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to employees. The bonus payable hereunder shall be within ninety (90) days after the end of the fiscal year. The employer's regularly retained independent auditor, shall make the determination of "pre-tax income" after consultation with the Board of Directors Compensation Committee, which determination shall be final and conclusive on the parties hereto.

The President's employment agreement stipulates, in Article 2.2, "Option to Extend", that the contract is automatically extended for one year periods unless a notice is given by either party one year prior to the yearly anniversary.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

12.  Commitments and Contingencies: (continued)

Upon execution of the agreement, the President received a grant to purchase ten percent (10%) of the outstanding shares of the Company's common stock, par value $.01 calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the Company's common stock on the NASDAQ Over-the-Counter Bulletin Board (the "OTCBB") on the date of the grant ($0.40). Fifty percent (50%) of the Initial Stock Options granted are vested immediately upon grant. The remaining fifty percent (50%) of the Initial Stock Options will vest in equal amounts on each of the first five anniversaries of the date of grant.

These stock options are in addition to, and not in lieu of or in substitution for, the Stock Options (the "1992 Stock Options") granted to employee pursuant to the Incentive Stock Option Plan Agreement under Solitron Devices, Inc. 1987 Stock Option Plan dated October 20, 1992 between the Company and the employee.

In July 2000, the Board of Directors approved a bonus payment to the President of $58,327 for the year ended February 29, 2000. This bonus was paid out in cash in July 2000, and charged to expense in February 2000. In the fiscal year 2001, a bonus of approximately $57,000 has been accrued. This bonus is subject to a Compensation Committee meeting, which will take place in July 2001.

Environmental Matters:
----------------------

The Company is currently engaged in negotiations with the United States Environmental Protection Agency ("EPA") to resolve the Company's alleged liability to EPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida; Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Disposal Superfund Site, Santa Barbara County, California; and Solitron Devices Site, Riviera Beach, Florida, EPA contends that the Company is liable for past and future costs incurred in connection with the investigation and remediation of the four (4) sites. At a meeting with EPA on March 23, 2001, EPA contended that the Company's alleged share of liability at the four (4) sites totals approximately $8 million, which EPA broke down on a site-by-site basis as follows: Solitron Microwave, Port Salerno-$3.8 million; Petroleum Products-$150,000; Casmalia Disposal-$2.7 million; and Solitron Devices, Riviera Beach-$1 million.

In addition to the claims asserted by EPA against the Company at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites, claims have been asserted against the Company by groups of alleged responsible parties formed at each of these sites for the purpose of negotiating a settlement with EPA for all past and future cleanup expenses. During the negotiations with EPA to resolve the Company's alleged liability at all four (4) sites, the Company was advised by EPA that a settlement with EPA would most likely resolve the claims of the groups of alleged responsible parties formed at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites.

The Company contends that the claims of EPA, and the private parties referenced above relating to all four (4) sites were discharged in bankruptcy pursuant to the Bankruptcy Court's Order Conforming Solitron's Fourth Amended Plan or Reorganization, entered in August 1993. Nevertheless, the Company is negotiating with EPA to settle its outstanding liability at all four (4) sites based on an ability to pay ("ATP") determination. Under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund"), the United States may enter into ATP settlements with individuals and businesses for recovery of response costs and performance of cleanup work in appropriate cases. The ATP settlement process is reserved for business potentially responsible parties ("PRPs") who demonstrate to EPA's satisfaction that payment of the amount sought by the government is likely to put a company out of business or otherwise jeopardize its viability, and for both business and individual PRPs who demonstrate to the EPA that payment of such an amount is likely to create an undue financial hardship. The ATP settlement process may provide for a reduction in the proposed settlement to an amount that is not likely to create an undue financial hardship. An undue financial hardship occurs if, in the opinion of EPA, satisfaction of the environmental claim will deprive a PRP of ordinary and necessary assets or cause a PRP to be unable to pay for ordinary and necessary business expenses and/or ordinary and necessary living expenses.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


12.    Commitments and Contingencies: (continued)

In connection with these settlement negotiations, the Company has offered and EPA has agreed to accept the net proceeds of the sale resulting from the sale of the Solitron Microwave Port Salerno Site. Sale of the Port Salerno Site is currently the subject of negotiations between the Company and a prospective purchaser. In addition, in order to conclude the ATP settlement negotiations, EPA has advised the Company that the Company will be required to contribute additional funds to effect the settlement. The Company was advised in March 2000 that EPA had determined initially that EPA's model evaluating the Company's ability to pay determined that the Company could contribute an additional $80,000 to effect the settlement. EPA further stated that, notwithstanding this preliminary determination, EPA would require additional funds in excess of $80,000 to effect the settlement. The Company is currently awaiting EPA's determination of the amount of an appropriate financial contribution by the Company to effect the proposed settlement. Once the Company and EPA have reached agreement at the ATP negotiations, it is anticipated that EPA will recommend to the two PRP groups at the Petroleum Products Corporation and Casmalia Disposal Superfund Site that the ATP settlement terms and conditions resolve all claims against the Company for past and future cleanup expenses at the two Sites.

During the fiscal years ended February 28, 2001 and February 29, 2000, the Company has spent approximately $8,000 each year for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

During the fiscal years ended February 28, 2001 and February 29, 2000, the Company has spent approximately $8,000 each year for compliance with environmental laws (federal, state and local). As part of this effort, the Company retained the services of an environmental consultant who assisted in verifying that the Company operates in compliance with all pertinent environmental laws and regulations.

Operating Leases:
----------------

The Company has entered into a lease agreement for its production facility. The lease has a 10-year term expiring in the year 2001 and has an option to renew for a period of five years under the same conditions. The lease is subject to escalations based on operating expenses. Future minimum lease payments for all non-cancelable operating leases are as follows:

          Fiscal Year Ending February 28              Amount
          ------------------------------              ------
                      2002                           210,000

Total rent expense was $317,000 for the year ended February 28, 2001 as compared with $297,000 for the year ended February 29, 2000. These figures include rental of storage space, which is made on a month-to-month basis.

In connection with the Vector Purchase Agreement, the Company entered into a sublease agreement whereby S/V Microwave has agreed to reimburse the Company for one-third of the above noted rental obligations in exchange for S/V Microwave's use of approximately one-third of the facility. Since January 1997, S/V Microwave is making such payments directly to the landlord. S/V Microwave has informed the Company of its intention to leave the premises before the end of the sublease, which terminates on December 31, 2001. The Company will have to renegotiate a new lease agreement with the landlord if the Company does not want to take over the space presently occupied by S/V Microwave.


ITEM 8.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ------------------------------------------------------------
           FINANCIAL DISCLOSURE.
           ---------------------

           None

                                   PART  III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
           -------------------------------------------------------------------
           SECTION 16(a) OF THE EXCHANGE ACT
           ---------------------------------

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

                                                          Year
                                                          First       Term As
                                                          Became      Director
Name                   Age     Position with Solitron     Director    Expires(1)
----                   ---     ----------------------     --------    ----------
Shevach Saraf          58      Chairman of the Board,      1992       2005
                               Chief Executive Officer,
                               President and Treasurer

Mr. Jacob Davis        64      Director                    1996       2001

Mr. Joseph Schlig      73      Director                    1996       2002

(1) Directors' terms expire when successors are elected at the next annual meeting of stockholders.

Mr. Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992 and Chairman of the Board since September 1993. He has 36 years experience in operations and engineering management with electronics and electromechanical manufacturing companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten-percent stockholders are required to furnish the Company with copies of all
Section 16(a) forms they file. Based upon a review of the copies of Section 16(a) filings furnished to the Company and written representations from the Company's current executive officers and directors, the Company believes that during the fiscal year ended February 28, 2001 directors and executive officers of the Company complied with Section 16(a) filing requirements applicable to them.

ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------


Summary Compensation Table
--------------------------

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999.

                                              Annual Compensation
                                -----------------------------------------------
                                 Year                                    Other
                                 Ended                                  Annual
     Name and                   February                                Compen-
Principal Position (1)           28/29     Salary ($)     Bonus ($)    sation($)
------------------              --------  ------------   -----------   ---------
Shevach Saraf                     1999       167,477        296,000      26,592
  Chairman of the Board.,         2000       166,727         40,000      19,303
  Chief Executive Officer,        2001       184,459         58,327     111,439
  President and Treasurer

(1) Except for the Chief Executive Officer, no executive officer of the Company received any compensation for acting in such capacity and, therefore, none are included herein.

In December 2000, the Company entered into a five-year employment agreement with its President. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, "pre-tax income" shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to employees. The bonus payable hereunder shall be within ninety (90) days after the end of the fiscal year. The determination of "pre-tax income" shall be made by the employer's regularly retained independent auditor, after consultation with the Board of Directors Compensation Committee, which determination shall be final and conclusive on the parties hereto.

The President's employment agreement stipulates that the contract is automatically extended for one year periods unless a notice is given by either party one year prior to the yearly anniversary.

Upon execution of the agreement, the President received a grant to purchase ten percent (10%) of the outstanding shares of the Company's common stock, par value $.01 calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the Company's common stock on the NASDAQ Over-the-Counter Bulletin Board (the "OTCBB") on the date of the grant ($0.40). Fifty percent (50%) of the Initial Stock Options granted are vested immediately upon grant. The remaining fifty percent (50%) of the Initial Stock Options will vest in equal amounts on each of the first five anniversaries of the date of grant.

These stock options are in addition to, and not in lieu of or in substitution for, the Stock Options (the "1992 Stock Options") granted to employee pursuant to the Incentive Stock Option Plan Agreement under Solitron Devices, Inc. 1987 Stock Option Plan dated October 20, 1992 between the Company and the employee.

In July 2000, the Board of Directors approved a bonus payment to the President of $58,327 for the year ended February 29, 2000. This bonus was paid out in cash in July 2000, and charged to expense in February 2000. In the fiscal year 2001, a bonus of approximately $57,000 has been accrued. This bonus is subject to the approval of the Compensation Committee which will meet in July 2001.

Executive officers of the Company may also participate in the Company's 1987 Stock Option Plan, the Company's Deferred Compensation Plan and the Company's Employee 401-K and Profit Sharing Plan (the "Profit Sharing Plan"). During the fiscal year ended February 28, 2001, no amounts were deferred by executive officers under the Company's Deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

Option Grants; Aggregated Option Exercises and Fiscal Year-End Option Values
----------------------------------------------------------------------------

On July 17, 2000 the Board of Directors granted stock options to certain key employees and to two Directors (but not to Mr. Saraf). The options, which become vested on July 18, 2001, are for a total number of 32,750 shares and the exercisable price was fixed at $0.670 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through July 17, 2010. In December 2000 another grant equal to 10% of the outstanding shares was made to Mr. Saraf at the exercisable price of $0.40 per share. Fifty percent (50%) of the total number of shares is immediately exercisable and the other 50% vests in five times equally over the following five years.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                    --------------------------------------

                                                            Percent of Total
                                 No. of  Securities            Option/SARs
            Name                & Underlying Options/          Granted to             Exercise of        Expiration
                                    SARs  Granted             Employees in            Base Price            Date
                                                               Fiscal Year             ($/Share)
----------------------------------------------------------------------------------------------------------------------
CEO - Shevach Saraf                   206,873                    86.33%               $   0.40           12/01/2010

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 2001 held by the Company's Chief Executive Officer. The Company's Chief Executive Officer did not exercise any stock options during the fiscal year ended February 28, 2001.

                                                                             Value of Unexercised
                                          Number of Unexercised                  In-the-Money
Name and                                     Options Held at                    Options Held at
Principal Position                          Fiscal Year End(#)                 Fiscal Year End ($)
------------------                          ------------------                 -------------------
                                       Exercisable    Unexercisable        Exercisable    Unexercisable
                                       -----------    -------------        -----------    --------------
Shevach Saraf,
Chairman of the Board,
Chief Executive Officer,
President &Treasurer                     287,760         103,437           $  115,104      $   41,375


Director Remuneration
---------------------

Each director who is not employed by the Company receives $1,000 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company. Total fees paid to all directors for attendance at Board and committee meetings amounted to $8,000 for the fiscal year ended February 28, 2001. On July 17, 2000 the non-employee Board Members were each granted Stock options of 5,000 shares at the exercisable price of $0.670. They become vested on July 18, 2001 and are exercisable through July 17, 2010.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          ----------------------------- --------------------------------

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 28, 2001 by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

Based solely on the Company's knowledge, (and not from any filings which may have to be made with the SEC), and as the result of an out of court agreement made subsequent to a lawsuit filed against Vector by John Stayduhar, a previous Chairman/CEO of the Company, shares held by Inversiones Globales (174,000), by AHI Drillings, Inc. (77,037), by Service Finance (77,037), by Trans Resources (77,073), and by Martin Associates (22,737) were to be transferred to Mr.
Stayduhar.   This would give Mr. Stayduhar approximately 20.68% of the shares of the Company.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

                                                   Number of Shares              Percentage of
             Name and Address                    Beneficially Owned (1)        Outstanding Shares (1)
             ----------------                    ----------------------        ----------------------
Shevach Saraf                                           602,351 (3)                     29.11%
3301 Electronics Way
West Palm Beach, FL  33407

Dr. Jacob Davis                                          13,000 (3)                       *
370 Franklyn Avenue
Indialantic, FL  32903

Joseph Schlig                                            13,000 (3)                       *
129 Mayfield Drive
Trumbull, CT  06611

All Executive Officers and                              628,351 (3)                     30.37%
Directors as a Group (3 persons)

Inversiones Globales, S.A. (2)                          273,943                         13.20%
Turks & Caicos Islands

Kennedy Capital Management, Inc.                        215,719                         10.42%
10829 Olive Blvd.
St. Louis, MO

Bruce Paul                                              236,500                         11.43%
Hampton Road
Purchase, NY  10577

Less than 2%

     (1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of
          Section 16 of such Act.

     (2) Pursuant to the terms of the Plan of Reorganization, the Company issued to Vector and successors that number of shares of Common Stock equal to 25% of all shares of Common Stock issued and outstanding after giving effect to all issuances contemplated by the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted to him on or prior to the Effective Date). Vector participants must vote such shares as directed by the Board of Directors and, in general, has agreed to take no action hostile to the Company such as to commence or assist in a proxy contest or tender offer. One of Vector's participants sold his stock holdings to Inversiones Globales, S.A. One Hundred Seventy Four Thousand (174,000) of these shares should be transferred to Mr. John Stayduhar, a former Chairman and Chief Executive Officer of Solitron, as partial settlement of his lawsuit against Vector participants.

     (3) Includes shares that may be acquired upon exercise of options that are exercisable within sixty (60) days in the following amounts: Mr. Saraf - 382,197 shares; Mr. Schlig - 13,000 shares; Mr. Davis - 13,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

       None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


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

10.6 Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf

21    List of Subsidiaries of the Company.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOLITRON DEVICES, INC.


/s/ Shevach Saraf
-----------------------------------
By:     Shevach Saraf
Title:  Chairman of the Board,
        President and Chief Executive Officer

Date:   June 12, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                     Date
---------                          -----                     ----



/s/ Shevacg Saraf
--------------------------
Shevach Saraf                 Chairman of the Board,        June 12, 2001
                              President, Chief              -------------
                              Executive Officer and
                              Treasurer
                              (Principal Executive Officer
                              and Principal Financial and
                              Accounting Officer)


/s/ Jacob Davis
--------------------------
Jacob Davis                   Director                      June 12, 2001
                                                            -------------


/s/ Joseph Schlig
--------------------------
Joseph Schlig                 Director                      June 12, 2001
                                                            -------------

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

10.5 Commercial Lease Agreement, dated January 1, 1992, between William C. Clark, as Trustee, and Solitron Devices, Inc. (incorporated by reference to the Company's Form 10-K for the year ended February 28,
           1993).

10.6 Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf

21*        List of Subsidiaries of the Company


* Filed herewith