Form 10QSB
period 2001-05-31
SOLITRON DEVICES INC
filed 2001-07-10
CIK 91668

                       SECURITIES & EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended May 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _________ to _________
                      Commission file number_____________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes    X      No  ______
    -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,068,731.

                            SOLITRON DEVICES, INC.
                            ----------------------

                                     INDEX



PART 1 - FINANCIAL INFORMATION

Item  1. Financial Statements (unaudited):

          Consolidated Balance Sheets -- May 31, 2001 and February 28, 2001

          Consolidated Statements of Operations -- Three Months Ended May 31,
           2001 and 2000

          Consolidated Statements of Cash Flows -- Three Months Ended May 31,
           2001 and 2000

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

Signatures

                        PART I - FINANCIAL INFORMATION
                        ------------------------------




ITEM 1.  FINANCIAL STATEMENTS: Pages 4-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Pages 10-13

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

                                    ASSETS
                                    ------


                                                       May 31, 2001     February 28, 2001
                                                       ------------     -----------------
                                                        (Unaudited)          (Audited)
CURRENT ASSETS:
Cash                                                     $2,084,000         $2,190,000
    Accounts receivable, less allowance
      for doubtful accounts of $1,000                       809,000            902,000
Inventories                                               2,527,000          2,447,000
    Prepaid expenses and other current assets                76,000            120,000
    Due from S/V Microwave                                    3,000              5,000
                                                         ----------         ----------

    Total current assets                                 $5,499,000         $5,664,000

PROPERTY, PLANT AND EQUIPMENT, net                          508,000            404,000
NON-OPERATING PLANT FACILITIES, net of cost to dispose            0                  0
OTHER ASSETS                                                 52,000             52,000
                                                         ----------         ----------

                                                         $6,059,000         $6,120,000
                                                         ==========         ==========

                  The accompanying notes are an integral part
                         of these financial statements

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                                       May 31, 2001  February 28, 2001
                                                                       ------------  -----------------
                                                                        (Unaudited)      (Audited)
CURRENT LIABILITIES:
    Current portion of accrued environmental expenses                   $   657,000    $   630,000
    Accounts payable - Post petition                                        387,000        380,000
    Accounts payable - Pre-petition, current portion                        495,000        507,000
    Accrued expenses and other liabilities                                1,428,000      1,319,000
    Accrued Chapter 11 administrative expense                                 1,000          1,000
                                                                        -----------    -----------

      Total current liabilities                                         $ 2,968,000    $ 2,837,000


Other long-term liabilities net of current portion,
             net of cost to dispose of non-operating plant facilities       680,000        710,000
                                                                        -----------    -----------

TOTAL LIABILITIES,                                                      $ 3,648,000    $ 3,547,000
                                                                        ===========    ===========


Stockholders' Equity:
    Preferred stock, $.01 par value,
       authorized 500,000 shares,
       0 shares issued and outstanding                                          -0-            -0-

    Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 2,068,821                                      21,000         21,000

    Additional paid-in capital                                            2,617,000      2,617,000

    Accumulated deficit                                                    (227,000)       (65,000)
                                                                        -----------    -----------

      Total shareholder equity                                            2,411,000      2,573,000
                                                                        -----------    -----------

                                                                        $ 6,059,000    $ 6,120,000
                                                                        ===========    ===========




                  The accompanying notes are an integral part
                         of these financial statements

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                   Three Months Ended May 31,
                                                                  2001                     2000
                                                              -----------               ----------
                                                              (Unaudited)              (Unaudited)
Net Sales:                                                    $ 1,658,000               $2,045,000
Cost of sales                                                   1,498,000                1,571,000
                                                              -----------               ----------

Gross Profit                                                      160,000                  474,000

Selling, general and administrative expenses                      341,000                  303,000
                                                              -----------               ----------

Operating  income/(loss)                                         (181,000)                 171,000
                                                              -----------               ----------

Other Income (Expense):
   Other income                                                    36,000                   24,000
   Interest expense                                               (15,000)                 (20,000)
   Other                                                           (2,000)                  (3,000)
                                                              -----------               ----------

 Net other income (expense)                                        19,000                    1,000
                                                              -----------               ----------

 Net income/(loss)                                            $  (162,000)              $  172,000
                                                              ===========               ==========

INCOME/(LOSS) PER SHARE: Basic                                $      (.08)              $      .08
                         Diluted                              $      (.08)              $      .07

WEIGHTED AVERAGE SHARES
   OUTSTANDING           Basic                                  2,068,731                2,068,821
                         Diluted                                2,068,731                2,068,821

                  The accompanying notes are an integral part of these consolidated financial statements

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                                                 Three Months Ended May 31,
                                                                    2001           2000
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net profit/(loss)                                          $  (162,000)   $   172,000
                                                                 -----------    -----------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                                   53,000         49,000
         (Increase)/Decrease in:
           Accounts Receivable                                        93,000        161,000
           Inventories                                               (80,000)       (43,000)
           Prepaid Expenses
             and other current assets                                 44,000         27,000
           Due from SV Microwave                                       2,000         (3,000)
         Increase/(Decrease) in:
           Accounts Payable                                           (5,000)       (16,000)
           Accrued Expenses and other liabilities                    109,000        147,000
           Accrued Environmental Expenses                             27,000         27,000
           Other Long Term Liabilities                               (30,000)       (30,000)
                                                                 -----------    -----------

Total adjustments                                                    213,000        319,000
                                                                 -----------    -----------

      Net cash provided by (used in)
      operating activities                                            51,000        491,000
                                                                 -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                    (157,000)       (32,000)
                                                                 -----------    -----------

           Net Cash used in investing activities                    (157,000)       (32,000)
                                                                 -----------    -----------


NET INCREASE (DECREASE) IN CASH                                     (106,000)       459,000
CASH AT BEGINNING OF PERIOD                                      $ 2,190,000    $ 1,184,000
                                                                 -----------    -----------
CASH AT END OF PERIOD                                            $ 2,084,000    $ 1,643,000
                                                                 ===========    ===========

Supplemental cash flow disclosure: Interest paid during the three months ended May 31, 2001 and 2000 was approximately $15,000 and $20,000 respectively.


                  The accompanying notes are an integral part of these consolidated financial statements

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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001.

The results of operations for the three-month period ended May 31, 2001 are not necessarily indicative of the results to be expected for the year ended February 28, 2002.


2.    ENVIRONMENTAL REGULATION
      ------------------------

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

The information contained in this Form 10-QSB should be read in conjunction with the section of Environmental Regulations section appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001.

3.    INVENTORIES:
      -----------

As of May 31, 2001 inventories consist of the following:

      Raw Materials                               $ 1,502,000
      Work-In-Process and Finished Goods            1,025,000
                                                  -----------
                                                  $ 2,527,000

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


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

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Forward-Looking Statements:
--------------------------

Except for historical information contained herein, certain matters discussed herein, including any information incorporated by reference, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements.

Such forward-looking statements include statements regarding:

 .    trends in the industry, including trends concerning demand, market dynamics, consolidation, changes in government military spending, price erosion and competition;

 .    the barring of environmental claims due to the Company's bankruptcy order;

 .    the Company's ability to respond quickly to customers' needs and to deliver products in a timely manner;

 .    the Company's compliance with environmental laws, orders and investigations and the future costs of such compliance;

 .    the Company's ability to generate sufficient liquidity to continue operations;

 .    the Company's ability to restructure operations (if necessary) to reduce costs;

 .    the Company's ability to develop additional sales opportunities;

 .    the Company's ability to make payments required under its bankruptcy plan or renegotiate such payments;

 .    the Company's ability to generate sufficient cash from operations or otherwise; and

 .    other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements.

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

 .    changes in or a miscalculation of trends in the industry;

 .    judicial or other legally enforceable interpretations of the Company's liability under environmental laws;

 .    a decision to discontinue or delay the development of any or all of its products if such decision is later determined to be in the best interests of the Company;

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


 .    inability to capitalize on competitive strengths or a misinterpretation of those strengths;

 .    a misinterpretation of the nature of the competition;

 .    an inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;

 .    an increase in the expected cost of environmental compliance based on factors unknown at this time;

 .    an inability to develop new sales opportunities for the Company;

 .    an inability to generate sufficient liquidity to continue operations;

 .    an inability to successfully restructure operations (if necessary) to reduce costs sufficiently to continue business operations;

 .    changes in law or industry regulation; and

 .    other unforeseen activities, events and developments that may occur in the future.

Overview:
--------

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor power transistors, power and control hybrids, junction and MOS field effect transistors, thin film resistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army Navy transistors, diodes and Standard Military Drawings voltage regulators, are sold as standard or catalog items.

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

Trends and Uncertainties:
------------------------

During the three months ended May 31, 2001, the company's book-to-bill ratio increased to approximately 1.27, reflecting both an increase in the amount of orders booked and a lower volume of shipments. The change in the book-to-bill ratio does not indicate an upward trend in the demand for the Company's products. Generally, the intake of orders over the last eighteen months has been low as a result of the general slow-down of the economy and of continued cuts in defense spending, which is expected to continue over the next six to nine months. The Company continued to implement steps intended to reduce its variable manufacturing cost to offset the impact of the low volume of orders to be shipped. However, should order intake continue at the level experienced in the last eighteen months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Results of Operations-Three Months Ended May 31, 2001 compared to three Months
------------------------------------------------------------------------------
ended May 31, 2000:
------------------

Net sales for the three months ended May 31, 2001 decreased approximately 19% to $1,658,000 as compared to $2,045,000 for the three months ended May 31, 2000. This decrease was primarily attributable to a lower level of backlog of orders that were required to be shipped in accordance with customer requirements.


Cost of sales for the three months ended May 31, 2001 decreased to $1,498,000 from $1,571,000 for the comparable period in 2000. However, expressed as a percentage of sales, Cost of Sales increased from 76.8% to 90.35% for the same periods. This change was due largely to a lower level of shipments dictated by customers' delivery requirements.


Gross margins on the Company's sales decreased to 9.65% for the three months ended May 31, 2001 in comparison to 23.1% for the three months ended May 31, 2000. This decrease is primarily the result of a higher material cost.


Gross profit for the three months ended May 31, 2001 decreased to $160,000 from $474,000 for the three months ended May 31, 2000. This decrease is primarily due to a lower volume of shipments and to an increased material costs.


For the three months ending May 31, 2001, the Company shipped 99,579 units as compared with 484,721 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.


The Company's backlog of open orders decreased 4.7% for the three months ended May 31, 2001 as compared to a decrease of 20.1% for the three months ended May 31, 2000. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers.


The Company has experienced an increase in the level of booking of approximately 57% for the quarter ended May 31, 2001 as compared to the same period for the previous year principally as a result of a higher demand for its product in this period.


Selling, general, and administrative expenses increased to $341,000 for the three months ended May 31, 2001 from $303,000 for the comparable period in 2000. During the three months ending May 31, 2001, selling, general, and administrative expenses as a percentage of sales increased to 20.6% as compared with 14.8% for the three months ending May 31, 2000. This increase is due to higher salaries and to higher recruiting expenses primarily as a result of the addition of a sales engineer dedicated to develop industrial sales.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Operating income for the three months ended May 31, 2000 decreased from $171,000 to a loss of ($181,000) for the three months ended May 31, 2001. This decrease is principally due to a lower sales volume and to an increase in the cost of goods sold as percentage of sales.


The Company recorded a net other income of $19,000 for the three months ended May 31, 2001 versus a net other income of $1,000 for the three months ended May 31, 2000. The variance was due primarily to decreases in the Company's interest expense as well as increases in other income primarily generated by the sale of fixed assets ($11,500) for the three month period of 2001.


Net results for the three months ended May 31, 2001 decreased to a loss of ($162,000) from an income of $172,000 for the same period in 2000. This decrease is attributed to a lower level of revenue and to higher costs of sales primarily as a result of the lower demand for the Company's products.


Liquidity and Capital Resources
-------------------------------

The Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the Company's bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

The Company reported a net loss of ($162,000) and an operating loss of ($181,000) for the three months ended May 31, 2001. Moreover, the Company has significant obligations arising from settlements related to its bankruptcy proceeding which requires it to make substantial cash payments, which cannot be supported, by the Company's current level of operations.

At May 31, 2001, February 28, 2001 and May 31, 2000 respectively, the Company had cash of $2,084,000, $2,190,000 and $1,643,000. The decrease during the last three months was primarily attributable to lower revenues.

At May 31, 2001, the Company had working capital of $2,531,000 as compared with a working capital at May 31, 2000 of $2,909,000. At February 28, 2001, the Company had a working capital of $2,827,000. The approximately $296,000 decrease for the three months ended May 31, 2001 was due mainly to a decrease in cash and to an increase in accrued expenses.

The Company's sole source of liquidity is cash generated by ongoing operations. The Company's liquidity is expected to be adversely affected in the short term due to the anticipated lower level of revenue in the next six to nine months. The Company's liquidity will improve in the long term only and when the Company's revenue will increase above its breakeven point.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.      LEGAL PROCEEDINGS:
             ------------------

Please refer to the Company's 10-KSB filed June 13, 2001.


ITEM 2.      CHANGES IN SECURITIES:
             ----------------------
None.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES:
             ---------------------------------
See Part 1.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
              ----------------------------------------------------
None.


ITEM 5.       OTHER INFORMATION:
              ------------------
None


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K:
              ---------------------------------
(a)           None.

(b)           Forms 8-K:
              None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Solitron and in the capacities and on the date indicated.


Signature                        Title                            Date
---------                        -----                            ----

/s/ Shevach Saraf
------------------------
Shevach Saraf                    Chairman,                        July 10, 2001
                                 President, and
                                 Chief Executive Officer

                                 EXHIBIT INDEX


EXHIBIT

NUMBER                           DESCRIPTION
------                           -----------

None.