Form 10QSB
period 2001-08-31
SOLITRON DEVICES INC
filed 2001-10-03
CIK 91668

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended August 31, 2001

   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from _________ to _________

                        Commission file number 001-04978


                             SOLITRON DEVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                            22-1684144
           --------                                            ----------
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
Yes   X      No
    -----       -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,068,731.

================================================================================

                             SOLITRON DEVICES, INC.
                             ----------------------

                                      INDEX



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets - August 31, 2001 and February 28, 2001

         Consolidated Statements of Operations - Six and Three Months Ended August 31, 2001 and 2000

         Consolidated Statements of Cash Flows - Six Months Ended August 31, 2001 and 2000

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



Signatures

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.  Financial Statements:  Pages 4 - 9



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 10 -14

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS

                                                                 August 31,       February 28,
                                                                    2001              2001
                                                                ------------      ------------
                                                                (Unaudited)        (Audited)
CURRENT ASSETS:
   Cash                                                         $  2,030,000      $  2,190,000
   Accounts receivable, less allowance
      for doubtful accounts of $1,000                                750,000           902,000
   Inventories (net of reserve of $31,000)                         2,362,000         2,447,000
   Prepaid expenses and other current assets                          72,000           120,000
   Due from S/V Microwave                                              5,000             5,000
                                                                ------------      ------------

   Total current assets                                         $  5,219,000      $  5,664,000

PROPERTY, PLANT AND EQUIPMENT, net                                   490,000           404,000

NON-OPERATING PLANT FACILITIES, net of cost
   to dispose                                                              0                 0

OTHER ASSETS                                                          52,000            52,000
                                                                ------------      ------------

                                                                $  5,761,000      $  6,120,000
                                                                ============      ============


















                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 August 31,       February 28,
                                                                    2001              2001
                                                                ------------      ------------
                                                                (Unaudited)        (Audited)
CURRENT LIABILITIES:
   Current portion of accrued environmental expenses            $    684,000      $    630,000
   Accounts payable - Post petition                                  408,000           380,000
   Accounts payable - Pre-petition, current portion                  477,000           507,000
   Accrued expenses and other liabilities                          1,284,000         1,319,000
   Accrued Chapter 11 administrative expense                           1,000             1,000
                                                                ------------      ------------

      Total current liabilities                                    2,854,000         2,837,000


OTHER LONG-TERM LIABILITIES net of current portion,
   net of cost to dispose of non-operating plant facilities          651,000           710,000
                                                                ------------      ------------

TOTAL LIABILITIES                                               $  3,505,000      $  3,547,000
                                                                ============      ============

COMMITMENTS & CONTINGENCIES

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized 500,000
      shares, No shares issued and outstanding                           -0-               -0-

   Common stock $.01 par value, authorized 10,000,000
      shares, issued and outstanding 2,068,731                        21,000            21,000

   Additional paid-in capital                                      2,617,000         2,617,000

   Accumulated deficit                                              (382,000)          (65,000)
                                                                ------------      ------------

      Total stockholders' equity                                   2,256,000         2,573,000
                                                                ------------      ------------

                                                                $  5,761,000      $  6,120,000
                                                                ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                          Three Mos. Ended August 31,          Six Mos. Ended August 31,
                                         ------------------------------      ------------------------------
                                             2001              2000              2001              2000
                                         ------------      ------------      ------------      ------------
Net Sales                                $  1,714,000      $  2,082,000      $  3,372,000      $  4,127,000
Cost of Sales                               1,542,000         1,464,000         3,040,000         3,035,000
                                         ------------      ------------      ------------      ------------

Gross Profit                                  172,000           618,000           332,000         1,092,000

Selling, General & Administrative             327,000           417,000           668,000           720,000
                                         ------------      ------------      ------------      ------------
Expenses

Operating Income (Loss)                      (155,000)          201,000          (336,000)          372,000
                                         ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Other Income                                18,000            47,000            54,000            71,000
   Interest Expense                           (16,000)          (20,000)          (31,000)          (40,000)

   Other, Net                                  (2,000)           (2,000)           (4,000)           (5,000)
                                         ------------      ------------      ------------      ------------


Other Income (Expense), Net                      --              25,000            19,000            26,000
                                         ------------      ------------      ------------      ------------


Net Income/(Loss)                        $   (155,000)     $    226,000      $   (317,000)     $    398,000
                                         ============      ============      ============      ============

INCOME/(LOSS) PER SHARE:
   Basic:                                $      (0.07)     $       0.11      $      (0.15)     $       0.19
   Diluted:                              $      (0.07)     $       0.10      $      (0.15)     $       0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic:                                   2,068,731         2,068,821         2,068,731         2,068,821
   Diluted:                                 2,068,731         2,219,357         2,068,731         2,193,745




                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (Unaudited)

                                                                  Six Months Ended August 31,
                                                                ------------------------------
                                                                    2001              2000
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit/(loss)                                            $   (317,000)     $    398,000
                                                                ------------      ------------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                     107,000           101,000
   (Increase)/Decrease in:
      Accounts Receivable                                            152,000           256,000
      Net Inventories                                                 85,000            44,000
      Prepaid Expenses & Other Current Assets                         48,000            (3,000)
      Due from SV Microwave                                             --               1,000
      Other Assets                                                      --              24,000

   Increase/(Decrease) in:
      Accounts Payable                                                28,000           166,000
      Accounts Payable pre-petition                                  (30,000)          (26,000)
      Accrued Expenses & Other Liabilities                           (35,000)          106,000
      Accrued Chapter 11 administrative expenses-                       --                --
      Accrued Environmental Expenses                                  54,000            54,000
      Other Long Term Liabilities                                    (59,000)          (59,000)
                                                                ------------      ------------

Total adjustments                                                    350,000           664,000
                                                                ------------      ------------

   Net cash provided by (used in) operating activities                33,000         1,062,000
                                                                ------------      ------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                       (193,000)          (53,000)
                                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases                                           --                --
                                                                ------------      ------------

NET INCREASE (DECREASE) IN CASH                                     (160,000)        1,009,000
CASH AT BEGINNING OF PERIOD                                        2,190,000         1,184,000
                                                                ------------      ------------
CASH AT END OF PERIOD                                           $  2,030,000      $  2,193,000
                                                                ============      ============

Supplemental cash flow disclosure: Interest paid during the six months ended August 31, 2001 and 2000 was approximately $31,000 and $40,000 respectively.

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
1.    General:
      --------
The financial information for Solitron Devices, Inc. and wholly-owned Subsidiaries (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.

The results of operations for the six-month period ended August 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ended February 28, 2002.

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

The information contained in this Form 10-QSB should be read in conjunction with the Regulation and Environmental Compliance sections appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001.

3.    INVENTORIES:
      ------------
As of August 31, 2001 inventories consist of the following:

      Raw Materials                               $ 1,331,000
      Work-In-Process and Finished Goods            1,031,000
      Reserve                                         (31,000)
                                                  -----------
                                                  $ 2,362,000

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Statements:
---------------------------
Except for historical information contained herein, certain matters discussed herein, including any information incorporated by reference, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements.

Such forward-looking statements include statements regarding:

o trends in the industry, including trends concerning demand, market dynamics, consolidation, changes in government military spending, price erosion and competition;

o  the barring of environmental claims due to the Company's bankruptcy order;

o the Company's ability to respond quickly to customers' needs and to deliver products in a timely manner;

o the Company's compliance with environmental laws, orders and investigations and the future costs of such compliance;

o the Company's ability to generate sufficient liquidity to continue operations;

o the Company's ability to restructure operations (if necessary) to reduce costs;

o  the Company's ability to develop additional sales opportunities;

o the Company's ability to make payments required under its bankruptcy plan or renegotiate such payments;

o the Company's ability to generate sufficient cash from operations or otherwise; and

o other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements.

These forward-looking statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risk and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o a change in government regulations which hinders the Company's ability to perform government contracts;

o  changes in or a miscalculation of trends in the industry;

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

o an inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;

o an increase in the expected cost of environmental compliance based on factors unknown at this time;

o  an inability to develop new sales opportunities for the Company;

o  an inability to generate sufficient liquidity to continue operations;

o an inability to successfully restructure operations (if necessary) to reduce costs sufficiently to continue business operations;

o  changes in law or industry regulation; and

o other unforeseen activities, events and developments that may occur in the future.

Overview:
---------
Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor power transistors, power and control hybrids, junction and MOS field effect transistors, thin film resistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army Navy transistors, diodes and Standard Military Drawings voltage regulators, are sold as standard or catalog items.

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001 and the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

Trends and Uncertainties:
-------------------------
During the six months ended August 31, 2001, the company's book-to-bill ratio increased to approximately 1.27, reflecting both an increase in the amount of orders booked and a lower volume of shipments. The change in the book-to-bill ratio does not indicate an upward trend in the demand for the Company's products. Generally, the intake of orders over the last eighteen months has been low as a result of the general slow-down of the economy and of continued cuts in defense spending, which is expected to continue over the next twelve to eighteen months. The Company continued to implement steps intended to reduce its variable manufacturing cost to offset the impact of the low volume of orders to be shipped. However, should order intake continue at the level experienced in the last eighteen months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)


RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO THREE
----------------------------------------------------------------------------
MONTHS ENDED AUGUST 31, 2000:
-----------------------------

Sales
-----
Net sales for the three months ended August 31, 2001 decreased approximately 18% to $1,714,000 as compared to $2,082,000 for the three months ended August 31, 2000. The Company attributes this decrease in net sales to decreased production due to lack of raw material and to a decrease in the requirements of its customers.

For the three months ended August 31, 2001, the Company shipped 84,082 units as compared with 360,325 units shipped during the same period of the prior year. Since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, the Company believes that such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company experienced an increase in the level in the intake of orders of approximately 18% for the quarter ended August 31, 2001 as compared to the same period for the previous year principally as a result of a change in the timing in defense spending and in spite of the switch in demand from high reliability products made by the Company to commercial off-the-shelf items which the Company cannot manufacture and sell competitively.

Cost of Sales
-------------
Cost of Sales for the three months ended August 31, 2001 increased to $1,542,000 from $1,464,000 for the comparable period ended August 31, 2000. Expressed as a percentage of sales, Cost of Sales increased from 70.3% to 90.0% for the same periods. This increase is attributable to higher purchase prices of raw materials and to an exceptional charge for material scrapped because of lower production yields.

Gross Profit
------------
Gross margins on the Company's sales decreased to 10% for the three months ended August 31, 2001 compared to 29.7% for the three months ended August 31, 2000. This decrease resulted from the lower volume of shipments, the charge for scrapped material due to lower production yields and from higher prices in purchased raw materials. Gross profit for the three months ended August 31, 2001 decreased to $172,000 from $618,000 for the three months ended August 31, 2000. This decrease is primarily due to a decreased sales volume and an increase in the cost of goods sold.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)


Selling, General and Administrative Expenses
--------------------------------------------
Selling, General, and Administrative expenses decreased to $327,000 for the three months ended August 31, 2001 from $417,000 for the comparable period ended August 31, 2000. This decrease is primarily due to lower commissions paid to outside sales representatives, to lower consulting fees, to lower legal fees and to lower vacation expense. These reductions in operating expenses have been partially offset by higher salaries. During the three-month period ended August 31, 2001, Selling, General, and Administrative expenses as a percentage of sales decreased to 19.1% as compared with 20.0% for the three months ended August 31, 2000.

Operating Results
-----------------
Operating Results for the three months ended August 31, 2001 showed a loss of $155,000 compared to income of $201,000 for the three months ended August 31, 2000. This decrease is principally due to a lower sales volume and to an increase in the cost of goods sold as a percentage of sales.

Net Other Income
----------------
The Company's Net Other Income for the three months ended August 31, 2001 was nil versus a net other income of $25,000 for the three months ended August 31, 2000. The variance was mainly due to decreases in the Company's interest income.

Net Results
-----------
Net results for the three-month period ended August 31, 2001 decreased to a loss of $155,000 from a profit of $226,000 for the same period in 2000. The Company attributes this decrease to a lower level of revenue and to higher costs as discussed herein.

RESULTS OF OPERATIONS SIX MONTHS ENDED AUGUST 31, 2001 COMPARED TO SIX MONTHS
-----------------------------------------------------------------------------
ENDED AUGUST 31, 2000:
----------------------

During the six-month period ended August 31, 2001, the Company's book-to-bill ratio increased to approximately 1.22, reflecting a change in the demand for the Company's products and in the timing of orders received from customers involved in military programs. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower sales. Should the intake of orders decline, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.

Sales
-----
Net sales for the six months ended August 31, 2001 decreased approximately 18% to $3,372,000 as compared to $4,127,000 for the six months ended August 31, 2000. The Company attributes this decrease to a lower level of orders deliverable during the six months ended August 31, 2001, as well as to decreased production due to lack of raw material and to a decrease in the requirements of its customers.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)



For the six months ended August 31, 2001, the Company shipped 183,661 units as compared with 845,046 units shipped during the same period of the prior year. Since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, the Company believes that such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company experienced an increase in the level in the intake of orders of approximately 28% for the six months ended August 31, 2001 as compared to the same period for the previous year principally as a result of a change in the timing in defense spending and in spite of the switch in demand from high reliability products made by the Company to commercial off-the-shelf items which the Company cannot manufacture and sell competitively.

Cost of Sales
-------------
Cost of Sales for the six months ended August 31, 2001 increased to $3,040,000 from $3,035,000 for the comparable period ended August 31, 2000. Expressed as a percentage of sales, Cost of Sales increased from 73.5% to 90.2% for the same periods. This increase is attributable to higher costs for material, labor and manufacturing overhead and to an exceptional charge for material scrapped because of lower production yields.

Gross Profit
------------
Gross margins on the Company's sales decreased to 9.8% for the six months ended August 31, 2001 compared to 26.5% for the six months ended August 31, 2000. This decrease resulted from increases in costs for material, labor and manufacturing overhead. Gross profit for the six months ended August 31, 2001 decreased to $332,000 from $1,092,000 for the six months ended August 31, 2000. This decrease is primarily due to increased costs of sales and partially due to lower sales volume.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General, and Administrative expenses decreased to $668,000 for the six months ended August 31, 2001 from $720,000 for the comparable period ended August 31, 2000. This decrease is primarily due to lower legal expenses, lower vacation expenses, less consulting and less commissions paid to outside sales representatives.. During the six month period ended August 31, 2001, Selling, General, and Administrative expenses as a percentage of sales increased to 19.8% as compared with 17.4% for the six months ended August 31, 2000. This increase in percentage is due to lower sales volume.

Operating Results
-----------------
Operating results for the six months ended August 31, 2001 showed a loss of $336,000 compared to income of $372,000 for the six months ended August 31, 2000. This decrease in operating results is due primarily to increased costs of sales and to a lower volume of sales.

Net Other Income
----------------
The Company recorded a Net Other Income of $19,000 for the six months ended August 31, 2001 versus a net other income of $26,000 for the six months ended August 31, 2000. The variance was due to a decrease in the Company's interest income.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)


Net Results
-----------
Net results for the six-month period ended August 31, 2001 decreased to a loss of $317,000 from a profit of $398,000 for the same period in 2000. The Company attributes this decrease to a lower level of revenue and to higher costs of sales.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the Company's pre-bankruptcy obligations, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. The Company's liquidity is also adversely affected by the Company's lower level of sales and the fact that it operates below its break even point.

The Company reported a net loss of $317,000 and an operating loss of $336,000 for the six months ended August 31, 2001. Moreover, the Company has significant obligations arising from settlements related to its bankruptcy proceeding, that require it to make substantial cash payments that cannot be supported by the Company's current level of operations. As of August 31, 2001, the Company's total remaining obligations are $2,886,000, which consists of $1,550,000 in environmental obligations, $1,089,000 owed to unsecured creditors and $247,000 in property taxes.

At August 31, 2001, February 28, 2001 and August 31, 2000 respectively, the Company had cash of $2,030,000, $2,190,000 and $2,193,000. This decrease resulted from a reduction in cash flow from operations.

At August 31, 2001, the Company had working capital of $2,365,000 as compared with a working capital at August 31, 2000 of $3,154,000. At February 28, 2001, the Company had a working capital of $2,827,000. The approximately $464,000 change for the six months ended August 31, 2001 was due mainly to decreases in cash, in receivables and in inventories.

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 1.  LEGAL PROCEEDINGS:
         ------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:
         ------------------------------------------
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:
         --------------------------------
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         ----------------------------------------------------
         None.

ITEM 5.  OTHER INFORMATION:
         ------------------
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (a)   Exhibits.

         4.1 Rights Agreement, dated as of May 31, 2001, between Solitron Devices, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company's Current Report on Form 8-K dated June 20, 2001)


         (b)   Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K on June 20, 2001, dated as of such date, reporting under Item 5 the adoption of a Rights Agreement.

                                    SIGNATURE
                                    ---------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SOLITRON DEVICES, INC.

Date: October 3, 2001                         /s/ Shevach Saraf
      ---------------                         ---------------------------
                                              By: Shevach Saraf
                                                  Chairman, President and
                                                  Chief Executive Officer