Form 10QSB
period 2001-11-30
SOLITRON DEVICES INC
filed 2002-01-09
CIK 91668

================================================================================

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes  [X]   No  [_]

Transitional Small Business Disclosure Format
Yes  [_]   No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2001: 2,068,731.

================================================================================

                             SOLITRON DEVICES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets - November 30, 2001 and February 28, 2001


         Consolidated Statements of Operations -- Nine Months and Three Months Ended November 30, 2001 and 2000


         Consolidated Statements of Cash Flows -- Nine Months Ended November 30, 2001 and 2000


         Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

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

ITEM 1.  Financial Statements:  Pages 4 - 9



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Pages 10 -15

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                                            November 30, 2001     February 28, 2001
                                                                               -----------           -----------
                                                                               (Unaudited)            (Audited)
CURRENT ASSETS:
    Cash                                                                       $ 1,690,000           $ 2,190,000
    Accounts receivable, less allowance
             For doubtful accounts of $1,000                                       735,000               902,000
      Inventories (net of reserve of $31,000)                                    2,552,000             2,447,000
    Prepaid expenses and other current assets                                      149,000               120,000
    Due from S/V Microwave                                                           5,000                 5,000
                                                                               -----------           -----------

    Total current assets                                                       $ 5,131,000           $ 5,664,000

PROPERTY, PLANT AND EQUIPMENT, net                                                 471,000               404,000
NON-OPERATING PLANT FACILITIES, net of cost
    to dispose                                                                           0                     0
OTHER ASSETS                                                                        54,000                52,000
                                                                               -----------           -----------

                                                                               $ 5,656,000           $ 6,120,000
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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                                            November 30, 2001     February 28, 2001
                                                                               -----------           -----------
                                                                               (Unaudited)            (Audited)
CURRENT LIABILITIES:
    Current portion of accrued environmental expenses                          $   711,000           $   630,000
    Accounts payable - Post petition                                               541,000               380,000
    Accounts payable - Pre-petition, current portion                               465,000               507,000
    Accrued expenses and other liabilities                                       1,261,000             1,319,000
    Accrued Chapter 11 administrative expense                                        1,000                 1,000
                                                                               -----------           -----------

      Total current liabilities                                                  2,979,000             2,837,000


OTHER LONG-TERM LIABILITIES net of current portion,
      net of cost to dispose of non-operating plant facilities                     622,000               710,000
                                                                               -----------           -----------

TOTAL LIABILITIES                                                              $ 3,601,000           $ 3,547,000
                                                                               ===========           ===========
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value,
       authorized 500,000 shares,
       No shares issued and outstanding                                                -0-                   -0-

       Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 2,068,731                                             21,000                21,000

    Additional paid-in capital                                                   2,617,000             2,617,000

    Accumulated deficit                                                           (583,000)              (65,000)
                                                                               -----------           -----------

      Total stockholders' equity                                                 2,055,000             2,573,000
                                                                               -----------           -----------

                                                                               $ 5,656,000           $ 6,120,000
                                                                               ===========           ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                             Three Mos. Ended November 30,                Nine Mos. Ended November 30,
                                              2001                  2000                  2001                  2000
                                           -----------           -----------           -----------           -----------
Net Sales                                  $ 1,366,000           $ 2,005,000           $ 4,738,000           $ 6,132,000
Cost of Sales                                1,276,000             1,547,000             4,316,000             4,582,000
                                           -----------           -----------           -----------           -----------

Gross Profit                                    90,000               458,000               422,000             1,550,000

Selling, General & Administrative              287,000               324,000               955,000             1,044,000
                                           -----------           -----------           -----------           -----------
Expenses

Operating Income (Loss)                       (197,000)              134,000              (533,000)              506,000
                                           -----------           -----------           -----------           -----------

OTHER INCOME (EXPENSE)
    Other Income                                13,000                38,000                67,000                95,000
    Interest Expense                           (15,000)              (19,000)              (46,000)              (59,000)
    Other, Net                                  (2,000)                4,000                (6,000)               13,000
                                           -----------           -----------           -----------           -----------

Other Income (Expense), Net                     (4,000)               23,000                15,000                49,000
                                           -----------           -----------           -----------           -----------


Net Income/(Loss)                          $  (201,000)          $   157,000           $  (518,000)          $   555,000
                                           ===========           ===========           ===========           ===========

INCOME/(LOSS) PER SHARE:  Basic            $     (0.10)          $      0.08           $     (0.25)          $      0.27

                          Diluted          $     (0.10)          $      0.07           $     (0.25)          $      0.25

WEIGHTED AVERAGE
SHARES OUTSTANDING:  Basic                   2,068,731             2,068,821             2,068,731             2,068,821
                     Diluted                 2,068,731             2,216,600             2,068,731             2,236,335



                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (Unaudited)

                                                                Nine Months Ended November 30,
                                                                  2001                  2000
                                                              -----------           -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net profit/(loss)                                       $  (518,000)          $   555,000
                                                              -----------           -----------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                 163,000               152,000
    (Increase)/Decrease in:
         Accounts Receivable                                      167,000               221,000
         Net Inventories                                         (105,000)              120,000
         Prepaid Expenses & Other Current Assets                  (29,000)             (104,000)
         Due from SV Microwave                                       --                  (9,000)
         Other Assets                                              (2,000)               22,000
    Increase/(Decrease) in:
         Accounts Payable                                         161,000               223,000
         Accounts Payable pre-petition                            (42,000)              (38,000)
         Accrued Expenses & Other Liabilities                     (58,000)              145,000
         Accrued Chapter 11 administrative expenses-                 --                    --
         Accrued Environmental Expenses                            81,000                81,000
         Other Long Term Liabilities                              (88,000)              (88,000)
                                                              -----------           -----------

Total adjustments                                                 248,000               725,000
                                                              -----------           -----------

    Net cash provided by (used in)
      operating activities                                       (270,000)            1,280,000
                                                              -----------           -----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                   (230,000)              (57,000)
                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital leases                                       --                    --
                                                              -----------           -----------

NET INCREASE (DECREASE) IN CASH                                  (500,000)            1,223,000
CASH AT BEGINNING OF PERIOD                                     2,190,000             1,184,000
                                                              -----------           -----------
CASH AT END OF PERIOD                                         $ 1,690,000           $ 2,407,000
                                                              ===========           ===========

Supplemental cash flow disclosure: Interest paid during the nine months ended November 30, 2001 and 2000 was approximately $46,000 and $59,000 respectively.

                   The accompanying notes are an integral part
                         of these financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
1.       General:
         -------
The financial information for Solitron Devices, Inc. and wholly owned Subsidiaries (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

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

The results of operations for the nine-month period ended November 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ended February 28, 2002.

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

3.       INVENTORIES:
         -----------
As of November 30, 2001 inventories consist of the following:

         Raw Materials                               $ 1,494,000
         Work-In-Process and Finished Goods            1,089,000
         Reserve                                         (31,000)
                                                     -----------
                                                     $ 2,552,000

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

4.       GOING CONCERN:
         --------------
The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments that cannot be supported by the current level of operations. The Company must be able to obtain continued forbearance or be able to renegotiate its bankruptcy-related required payments to unsecured creditors, the USEPA, the Florida Department of Environmental Protection ("FDEP"), and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

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

Such forward-looking statements include statements regarding:

o trends in the industry, including trends concerning demand, market dynamics, consolidation, changes in government military spending, price erosion, competition and general economic trends;

o   the barring of environmental claims due to the Company's bankruptcy order;

o the Company's ability to respond quickly to customers' needs and to deliver products in a timely manner;

o the Company's compliance with environmental laws, orders and investigations and the future costs of such compliance;

o the Company's ability to generate sufficient liquidity to continue operations;

o the Company's ability to restructure operations (if necessary) to reduce costs or to implement other cost-cutting measures;

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

These forward-looking statements are based upon assumptions and analyses made by the Company in light of current conditions; future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risk and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o a change in government regulations which hinders the Company's ability to perform government contracts;

o   changes in or a miscalculation of trends in the industry or the economy;

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

Trends and Uncertainties:
------------------------
During the nine months ended November 30, 2001, the company's book-to-bill ratio increased to approximately 1.23, reflecting both an increase in the amount of orders booked and a lower volume of shipments. The change in the book-to-bill ratio does not indicate an upward trend in the demand for the Company's products. Generally, the intake of orders over the last eighteen months has been low as a result of the general slow-down of the economy and of the continued current level of spending in defense programs in which the Company participates, which is expected to continue over the next twelve to eighteen months. The Company continued to implement steps intended to reduce its variable manufacturing cost to offset the impact of the low volume of orders to be shipped, including wage cuts of approximately 11% which were effective on October 1, 2001. However, should order intake continue at the level

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
experienced in the last eighteen months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

To offset the decrease in revenues, the Company reduced salaries as of October 1, 2001. The reductions, which ranged from 6% to 12% for the employees and 30% for the President, yielded a savings of approximately $50,000 for the two months ended November 30, 2001. These salary cuts are in effect until the Company's financial performance improves. However, there can be no assurance that additional cost cutting measures will not be required.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE
------------------------------------------------------------------------------
MONTHS ENDED NOVEMBER 30, 2000:
-------------------------------
Sales
-----
Net sales for the three months ended November 30, 2001 decreased approximately 32% to $1,366,000 as compared to $2,005,000 for the three months ended November 30, 2000. The Company attributes this decrease in net sales to decreased production due to delays in receiving raw material and to a decrease in the requirements of its customers.

For the three months ended November 30, 2001, the Company shipped 88,010 units as compared with 285,027 units shipped during the same period of the prior year. Since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, the Company believes that such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company experienced a decrease in the level in the intake of orders of approximately 5% for the quarter ended November 30, 2001 as compared to the same period for the previous year principally as a result of a change in the timing in defense spending.

Cost of Sales
-------------
Cost of Sales for the three months ended November 30, 2001 decreased to $1,276,000 from $1,547,000 for the comparable period ended November 30, 2000. Expressed as a percentage of sales, Cost of Sales increased from 77.2% for the three months ended November 30, 2000 to 93.4% for the three months ended November 30, 2001. This increase is attributable to higher purchase prices of raw materials and to an exceptional charge for material scrapped because of lower production yields.

Gross Profit
------------
Gross margins on the Company's sales decreased to 6.6% for the three months ended November 30, 2001 compared to 22.8% for the three months ended November 30, 2000. This decrease resulted from the lower volume of shipments, the charge for scrapped material due to lower production yields and from higher prices in purchased raw materials. Gross profit for the three months ended November 30, 2001 decreased to $90,000 from $458,000 for the three months ended November 30, 2000. This decrease is primarily due to a decreased sales volume and to an increase in the cost of goods sold expressed as a percentage of sales.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)
                                   -----------
Selling, General and Administrative Expenses
--------------------------------------------
Selling, General, and Administrative expenses decreased to $287,000 for the three months ended November 30, 2001 from $324,000 for the comparable period ended November 30, 2000. This decrease is primarily due to lower commissions paid to outside sales representatives, to lower consulting fees, to lower legal fees and to lower vacation expense. These reductions in operating expenses have been partially offset by higher salaries due to an increase in the sales force. During the three-month period ended November 30, 2001, Selling, General, and Administrative expenses, expressed as a percentage of sales, increased to 21.0% as compared with 16.2% for the three months ended November 30, 2000. This increase is due to a lower volume of sales.

Operating Results
-----------------
Operating Results for the three months ended November 30, 2001 showed a loss of $197,000 compared to income of $134,000 for the three months ended November 30, 2000. This decrease is principally due to a lower sales volume and to an increase in the cost of goods sold as a percentage of sales.

Net Other Income
----------------
The Company's Net Other Income/(Expense) for the three months ended November 30, 2001 was an expense of $4,000 versus a Net Other Income of $23,000 for the three months ended November 30, 2000. The variance was mainly due to decreases in the Company's interest income. The Company's interest income declined as a result of the drop in the interest rate the Company receives and the drop in the Company's cash position. The latter resulted from the Company's usage of cash to fund the Company's operations.

Net Results
-----------
Net results for the three-month period ended November 30, 2001 decreased to a loss of $201,000 from a profit of $157,000 for the same period in 2000. The Company attributes this decrease to a lower level of revenue and to higher costs as discussed herein.

RESULTS OF OPERATIONS NINE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO NINE
--------------------------------------------------------------------------
MONTHS ENDED NOVEMBER 30, 2000:
-------------------------------
During the nine month period ended November 30, 2001, the Company's book-to-bill ratio increased to approximately 1.23 from 0.82 for the nine months ended November 30, 2000, reflecting a change in the demand for the Company's products and in the timing of orders received from customers involved in military programs. The Company continued implementing steps intended to reduce its variable manufacturing cost to offset the impact of lower sales. To offset the decrease in revenues, the Company reduced salaries as of October 1, 2001. The reductions, which ranged from 6% to 12% for the employees and 30% for the President, yielded a savings of approximately $50,000 for the two months ended November 30, 2001. These salary cuts are in effect until the Company's financial performance improves. However, there can be no assurance that additional cost cutting measures will not be required. Should the intake of orders decline, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)
                                  -----------

Sales
-----
Net sales for the nine months ended November 30, 2001 decreased approximately 23% to $4,738,000 as compared to $6,132,000 for the nine months ended November 30, 2000. The Company attributes this decrease to a lower level of orders deliverable during the nine months ended November 30, 2001, as well as to decreased production due to delays in receiving raw material and to a decrease in the requirements of its customers.

For the nine months ended November 30, 2001, the Company shipped 271,671 units as compared with 1,130,073 units shipped during the same period of the prior year. Since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, the Company believes that such periodic variations in the Company's volume of units shipped may not be a reliable indicator of the Company's performance.

The Company experienced an increase in the level in the intake of orders of approximately 15% for the nine months ended November 30, 2001 as compared to the same period for the previous year principally as a result of a change in the timing in defense spending.

Cost of Sales
-------------
Cost of Sales for the nine months ended November 30, 2001 decreased to $4,316,000 from $4,582,000 for the comparable period ended November 30, 2000. Expressed as a percentage of sales, Cost of Sales increased from 74.7% for the nine months ended November 30, 2000 to 91.1% for the nine months ended November 30, 2001. This increase is attributable to higher costs for material, labor and manufacturing overhead and to an exceptional charge for material scrapped because of lower production yields.

Gross Profit
------------
Gross margins on the Company's sales decreased to 8.9% for the nine months ended November 30, 2001 compared to 25.3% for the nine months ended November 30, 2000. This decrease resulted from the lower volume of shipments, the charge for scrapped materials due to lower production yields and increases in costs for material, labor and manufacturing overhead. Gross profit for the nine months ended November 30, 2001 decreased to $422,000 from $1,550,000 for the nine months ended November 30, 2000. This decrease is primarily due to increased costs of sales, expressed as a percentage of sales, and partially due to lower sales volume.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General, and Administrative expenses decreased to $955,000 for the nine months ended November 30, 2001 from $1,044,000 for the comparable period ended November 30, 2000. This decrease is primarily due to lower legal expenses, lower vacation expenses, less lower consulting fees and less lower commissions paid to sales representatives. During the nine month period ended November 30, 2001, Selling, General, and Administrative expenses, expressed as a percentage of sales, increased to 20.2% as compared with 17.0% for the nine months ended November 30, 2000. This increase in percentage is due to lower sales volume and to higher salaries as a result of additional sales personnel.

Operating Results
-----------------
Operating results for the nine months ended November 30, 2001 showed a loss of $533,000 compared to income of $506,000 for the nine months ended November 30, 2000. This decrease in operating results is due primarily to increased costs of sales, expressed as a percentage of sales, and to a lower volume of sales.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)
                                   -----------
Net Other Income
----------------
The Company recorded a Net Other Income of $15,000 for the nine months ended November 30, 2001 versus a Net Other Income of $49,000 for the nine months ended November 30, 2000. The variance was due to a decrease in the Company's interest income. The Company's interest income declined as a result of the drop in the interest rate the Company receives and the drop in the Company's cash position. The latter resulted from the Company's usage of cash to fund the Company's operations.

Net Results
-----------
Net results for the nine-month period ended November 30, 2001 decreased to a loss of $518,000 from a profit of $555,000 for the same period in 2000. The Company attributes this decrease to a lower level of revenue and to higher costs of sales expressed as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments that cannot be supported by the current level of operations. The Company must be able to obtain continued forbearance or be able to renegotiate its bankruptcy-related required payments to unsecured creditors, the USEPA, the Florida Department of Environmental Protection ("FDEP"), and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

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

The Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the Company's pre-bankruptcy obligations, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. The Company's liquidity is also adversely affected by the fact that the Company is operating at a loss.

The Company reported a net loss of $518,000 and an operating loss of $533,000 for the nine months ended November 30, 2001. Moreover, the Company has significant obligations arising from settlements related to its bankruptcy proceeding, that require it to make substantial cash payments that cannot be supported by the Company's current level of operations. As of November 30, 2001, the Company's total remaining obligations are $2,894,000, which consists of $1,547,000 in environmental obligations, $1,077,000 owed to unsecured creditors and $270,000 in property taxes. The Company is now in default with respect to such obligations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)
                                   -----------

At November 30, 2001, February 28, 2001 and November 30, 2000 respectively, the Company had cash of $1,690,000, $2,190,000 and $2,407,000. This decrease resulted from the Company's utilization of cash to fund operating losses. The Company's sole source of liquidity is its operating cash, as it does not have a line of credit.

At November 30, 2001, the Company had working capital of $2,152,000 as compared with a working capital at November 30, 2000 of $3,327,000. At February 28, 2001, the Company had a working capital of $2,827,000. The approximately $675,000 change for the nine months ended November 30, 2001 was due mainly to decreases in cash and in receivables.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.           LEGAL PROCEEDINGS:
                  ------------------
                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS:
                  ------------------------------------------
                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES:
                  --------------------------------
                  See "Liquidity and Capital Resources", Part 1, Item 2.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
                  ----------------------------------------------------
                  None.

ITEM 5.           OTHER INFORMATION:
                  ------------------
                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:
                  ---------------------------------

                  (a)  Exhibits.
                       None

                  (b)  Reports on Form 8-K.
                       None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SOLITRON DEVICES, INC.


Date:       January 7, 2002                 /s/ Shevach Saraf
      ------------------------------        ------------------------------------
                                            By:  Shevach Saraf
                                                 Chairman, President and
                                                 Chief Executive Officer


Date:       January 7, 2002                 /s/ Shevach Saraf
      ------------------------------        ------------------------------------
                                            By:  Shevach Saraf
                                                 Chief Financial Officer