Form 10KSB
period 2002-02-28
SOLITRON DEVICES INC
filed 2002-06-13
CIK 91668

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2002

                           Commission File No. 1-4978

                             SOLITRON DEVICES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                              22-1684144
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)

              3301 Electronics Way, West Palm Beach, Florida 33407
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's telephone number: (561) 848-4311

Securities registered under 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
     None                                                 N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X        No
                                                                 ---         ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $6,399,000.

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of May 29, 2002, was approximately $352,040.

The number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2002: 2,070,821 shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format:    Yes         No  X
                                                     ---         ---
Documents incorporated by reference:   None
================================================================================

                                     PART I

ITEM 1.  BUSINESS
         --------
GENERAL

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor ("MOS") power transistors, power and control hybrids, junction and MOS field effect transistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army Navy ("JAN") transistors, diodes and Standard Military Drawings ("SMD") voltage regulators, are sold as standard or catalog items.

The Company was incorporated under the laws of the State of New York in 1959, and reincorporated under the laws of the State of Delaware in August 1987.

PRODUCTS
--------
The Company designs, manufactures and assembles bipolar and MOS power transistors, power and control hybrids, junction and Power MOSFETs, field effect transistors and other related products.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 2002 and for the fiscal year ended February 28, 2001 and (ii) contributions to the Company's total order backlog at February 28, 2002 and 2001 .

                           FISCAL YEAR   FISCAL YEAR    BACKLOG       BACKLOG
                              ENDED         ENDED          AT            AT
                            FEBRUARY      FEBRUARY      FEBRUARY      FEBRUARY
PRODUCT                     28, 2002      28, 2001      28, 2002      28, 2001
-------                     --------      --------      --------      --------
Power Transistor                 19%           15%           16%           11%
Hybrids                          55%           53%           58%           65%
Field Effect Transistors          6%           11%            3%            5%
Power MOSFETS                    20%           21%           23%           19%
                            --------      --------      --------      --------
                                100%          100%          100%          100%

The Company's backlog at February 28, 2002 and revenue for the year ended February 28, 2002 reflect demand for the Company's products at such date and for such period. For more information, see "Backlog". The variation in the proportionate share of each product line for each period reflects changes in demand, changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company's semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company's active electronic components include bipolar transistors, integrated circuits and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those, which are non-discrete. Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company's products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements. For the fiscal year ended February 28, 2002 approximately 90% of the Company's sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government's prime contractors; the remainder are primarily JAN (Joint Army/Navy) qualified products approved for use by the military.. The Company's semiconductor products are used as components of military, commercial and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems and spacecraft. The Company's products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter (on Galileo) and, most recently, to Mars (on Global Surveyor and Mars Sojourner). Approximately 90% to 95% of the Company's sales have historically been attributable to contracts with customers whose products are sold to the United States government. The remaining 5% of sales are for non-military, scientific and industrial applications.

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

Power Transistors:
-----------------
Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 150A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies' (e.g., Motorola) departure from the military market. The Company also manufactures power diodes under the same military specification. Additionally, it manufactures power N-Channel and P-Channel Power MOSFET transistors and is continuously expanding that line. The Company is qualified to deliver these products under MIL-PRF-19500. Some of these parts made by the company are custom or standard.

The Company has been certified and qualified since 1968 under MIL-PRF-19500 (and its predecessor) standards promulgated by the Defense Supply Center Columbus ("DSCC"). These standards specify the uniformity and quality of bipolar transistors and diodes purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for bipolar semiconductors for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-19500 requirements is important since it is a prerequisite for a manufacturer to be selected to supply bipolar semiconductors for defense-related purposes. MIL-PRF-19500 establishes definite criteria for manufacturing construction techniques and materials used for bipolar semiconductors and assures that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test sample product in conformity with its certified Product Quality Assurance Program Plan. Continuing to maintain MIL-PRF-19500 qualification is expected to improve the Company's business posture by increasing product marketability.

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

Voltage Regulators:
-------------------
The Company also qualified a line of voltage regulators in accordance with Class M of MIL-PRF-38535, which allows it to sell these products in accordance with SMD specifications published by DSCC. The Company also makes standard and custom voltage regulators.

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

MANUFACTURING
-------------
The Company's engineers design its transistors, diodes, field effect transistors, hybrids and integrated circuits, as well as other customized products, based upon requirements established by customers, with the cooperation of the product and marketing personnel. The design of non-custom or catalog products is based on specific industry standards.

Each new design is first produced on a CAD/CAE computer system. The design layout is then reduced to the desired micro size and transferred to silicon wafers in a series of steps that include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device or a single diode. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using eutectic, soft solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation.

In the case of hybrids, design engineers formulate the circuit and layout designs. Ceramic substrates are then printed with thick film gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips, capacitor chips and inductors are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins. The Company manufactures some of the hybrid packages it uses and purchases some from suppliers.

In addition to Company-performed testing and inspection procedures, certain of the Company's products are subject to source inspections required by customers (including the United States government). In such cases, designated inspectors are authorized to perform a detailed on-premise inspection of each individual device prior to encapsulation in a casing or before dispatch of the finished unit to ensure that the quality and performance of the product meets the prescribed specifications.

The raw materials used in the manufacture of the Company's products are generally readily available from multiple sources. Key suppliers of raw materials are companies such as International Rectifiers, Fairchild, IXYS, Kyocera, Alberox, Platronics, Olin Aegis, EMCA-Remex, to name a few.

ISO 9001
--------
In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification. The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. During the Fiscal Year ended February 28, 2002 the Company underwent two additional surveillance audits that resulted in recertification. Management believes that such qualification will continue to open the Company to additional business opportunities that were not available prior to such qualification.

FINANCIAL INFORMATION ABOUT EXPORT SALES AND MAJOR CUSTOMERS
------------------------------------------------------------
Specific financial information with respect to the Company's export sales is provided in Note 10 to the Consolidated Financial Statements contained in Item 7 of this Annual Report.

MARKETING AND CUSTOMERS
-----------------------
The Company's products are sold throughout the United States and abroad primarily through a network of manufacturers' representatives and distributors. The Company is represented (i) in the United States by three representative organizations that operate out of 7 different locations with 7 salespeople and 2 stocking distributor organizations that operate out of 42 locations with 314 salespeople and (ii) in the international market by 2 representative organizations in 2 countries with 9 sales people. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 28, 2002, the Company sold products to approximately 208 customers. Of these 208 customers, 79 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 28, 2002, Raytheon accounted for approximately 39% of net sales, as compared to the 35% it accounted for during the fiscal year ended February 28, 2001. The U.S. government, representing 11% of total sales, as compared to approximately 13% for the fiscal year ended February 28, 2001, was the only other customer that accounted for more than 10% of net sales during the last fiscal year. Twelve of the Company's customers accounted for approximately 79% of the Company's sales during the fiscal year ended February 28, 2002. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. The Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business' financial condition and results of operations of the Company.

During the fiscal year ended February 28, 2002 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States government. Accordingly, the Company's sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities. As a result of such Congressional appropriations and significant changes in military spending in recent years, the Company had an 8% increase in net bookings during the fiscal year ended February 28, 2002 as compared to the previous year. All of the Company's contracts with the United States government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

In recognition of the changes in global geopolitical affairs and changed United States military spending, the Company is attempting to increase sales of its products for non-military, scientific and industrial niche markets, such as medical electronics, machine tool controls, specialized telecommunications, cellular telephone base stations and LEOS (Low Earth Orbit Satellites) telecommunication networks and other market segments in which purchasing decisions are generally based primarily on product quality, long-term reliability and performance, rather than on product price.

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

In addition to these newer sales efforts, the Company is also attempting to offer additional products to the military markets that are complementary to those currently sold by the Company to the military markets, but as of yet has not made significant inroads in this endeavor.

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 7% of the Company's net sales for the fiscal year ended February 28, 2002 as compared to 10% for the year ended February 28, 2001. All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG
-------
The Company's order backlog, which consists of semiconductor and hybrid related open orders, more than 90% of which are scheduled for delivery within 12 months, was approximately $4,266,000 at February 28, 2002, as compared to $3,821,000 as of February 28, 2001. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2003. In the event that bookings in the long-term decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bookings and Backlog."

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any succeeding period. See

"Management's Discussions and Analysis of Financial Conditions - Result of Operations" for a discussion of the decrease in bookings for the year ended February 28, 2002 as compared to the previous year.

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

COMPETITION
-----------
The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability and performance. Management believes, however, that to the extent the Company's business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, the decline in military orders and the shift in the requirement of the Defense Department whereby the use of standard industrial components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to greater price erosion and foreign competition. Presently the Company is attempting to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company's capabilities can offer a technological advantage to customers in the motor driver industry. However, there is no guarantee that the Company will be successful in this effort.

The Company has numerous competitors across all of its product lines. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company's products. A few such major competitors (e.g., Motorola, Intersil, Fairchild, among others) have elected to withdraw from the military market altogether. However, there is no assurance that the Company's business will increase as a result of such withdrawals. Other competitors in the military market include International Rectifier (the Omnirel Division), Microsemi (the NES Division) and Sensitron. The Company competes principally on the basis of product quality, turn-around time and price. The Company believes that competition for sales of products that will ultimately be sold to the United States government has intensified and will continue to intensify as United States defense spending continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase high-end, standard off-the-shelf commercial products in lieu of products made in accordance with more stringent military specifications.

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

EMPLOYEES
---------
At February 28, 2002, the Company had 88 employees (as compared to 90 at February 28, 2001), 59 of whom are engaged in production activities, 6 in sales and marketing, 6 in executive and administrative capacities and 17 in technical and support activities. Of the 88 employees 83 were full time employees and 5 were part time.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be satisfactory.

SOURCES AND AVAILABILITY OF RAW MATERIAL
----------------------------------------
The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for all of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company are:
Alberox, Coining, Kilburn/Isotronics, IXYS, Platronics, Kyocera, Purecoat International, Stellar Industries, and others. Because of a diminishing number of sources of component packages the Company has been obliged to pay higher prices which consequently has increased costs of goods sold.

EFFECT OF GOVERNMENT REGULATION
-------------------------------
The Company received DSCC approval to supply its products in accordance with MIL-PRF-19500, Class H of MIL-PRF-38534, and some products in accordance with Class M of MIL-PRF-38535. All are required to supply to the U.S. Government or its prime contractors. Continuing to maintain these qualifications is expected to improve the Company's business posture by maintaining product marketability.

RESEARCH AND DEVELOPMENT
------------------------
During recent years, the Company has not spent any significant funds on research and development. This may have an adverse effect on future operations. The cost of designing custom products is borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

ENVIRONMENTAL REGULATION
------------------------
While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business or financial condition of the Company will not be materially adversely affected by current or future environmental laws or regulations.

ENVIRONMENTAL LIABILITIES
-------------------------
The Company is currently engaged in negotiations with the United States Environmental Protection Agency ("USEPA") to resolve the Company's alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida; Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Disposal Superfund Site, Santa Barbara County, California; and Solitron Devices Site, Riviera Beach, Florida. USEPA contends that the Company is liable for a share of past and future costs incurred by USEPA in connection with the investigation and remediation of the four (4) sites. At a meeting with USEPA on March 23, 2001, USEPA contended that the Company's alleged share of liability at the four (4) sites totals approximately $8 million, which USEPA broke down on a site by site basis as follows: Solitron Microwave, Port Salerno-$3.8 million; Petroleum Products - $150,000; Casmalia Disposal - $2.7 million; and Solitron Devices, Riviera Beach - $1 million.

In addition to the claims asserted by USEPA against the Company at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites, claims have been asserted against the Company by groups of alleged responsible parties formed at each of these two sites for all past and future cleanup expenses incurred or to be incurred by the respective groups. During the negotiations with USEPA to resolve the Company's alleged liability at all four (4) sites, the Company was advised by USEPA that a settlement with USEPA would most likely resolve the claims of the groups of alleged responsible parties formed at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites.

Preliminary communications with attorneys representing the respective groups support USEPA's representations in this regard.

The Company contends that the claims of USEPA and the private parties referenced above were discharged in bankruptcy pursuant to the Bankruptcy Court's Order Confirming Solitron's Fourth Amended Plan of Reorganization, entered in August 1993. Nevertheless, the Company is negotiating with USEPA to settle its outstanding liability at all four (4) sites based on an ability to pay ("ATP") determination. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), the United States may enter into ATP settlements with individuals and businesses for recovery of response costs and performance of cleanup work in appropriate cases. The ATP settlement process is reserved for potentially responsible parties ("PRPs") who demonstrate to USEPA's satisfaction that payment of the amount sought by the government is likely to put an entity out of business or otherwise jeopardize its viability by creating an undue financial hardship. An undue financial hardship occurs if, in the opinion of USEPA, satisfaction of the environmental claim will deprive a PRP of ordinary and necessary assets or cause a PRP to be unable to pay for ordinary and necessary business expenses and/or ordinary and necessary living expenses. The ATP settlement process provides for a reduction in the proposed settlement to an amount, in the USEPA's estimation, that is not likely to create an undue financial hardship.

In connection with the foregoing settlement negotiations, the Riviera Beach property was sold on October 12, 1999 by the Company. Under the terms of the sale, the USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. Additionally, the Company has offered and USEPA has agreed to accept the net proceeds of the sale resulting from the sale of the Solitron Microwave Port Salerno site. Sale of the Port Salerno site is currently the subject of negotiations between the Company and a prospective purchaser. In addition, USEPA has advised the Company that the Company will be required to contribute additional funds to effect the settlement. The Company was advised in March 2000 that USEPA had determined initially that USEPA's model evaluating the Company's ability to pay determined that the Company could contribute an additional $80,000 plus a percentage of profits to effect the settlement. On May 20, 2002, the Company submitted it's ATP settlement offer to USEPA, the substantial provisions of which included payment of the sum of $65,000.00 over two years, and payment to USEPA of 5% of Solitron's net after tax income over the first $500,000.00, if any, for years 3-7 following the effective date of the settlement. USEPA is currently considering the Company's offer. Once the Company and USEPA have reached agreement on the ATP negotiations, it is anticipated that USEPA will recommend to the PRP groups at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites that the respective groups release the Company from further liability at either site upon the Company's compliance with the ATP settlement terms and conditions.

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. During the fiscal year ended February 28, 2002, the Company reached agreement with one unsecured creditor under which a small amount was paid as settlement of slightly more than $2,000 of recorded debts to unsecured creditors. An extraordinary income of approximately $2,000 from extinguishments of debt was consequently recorded.

Beginning on the date the Company's net after tax income exceeds $500,000, the Company is obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector Trading and Holding Corporation ("Vector"), a successor to certain assets and liabilities of the Company, and Vector's participants and successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 to Vector participants and their successors (the "Profit Participation"). As the Company earned $637,000 in the fiscal year ended February 28, 2001, net after the accrual of $15,000 for the Profit Participation, it distributed, during the fiscal year ended February 28, 2002 approximately $7,500 to its unsecured creditors and approximately $7,500 to Vector and its successors in interest as contemplated by the Plan. As there is no income for the fiscal year ended February 28, 2002, there will be no distribution related to such fiscal year.

Pursuant to the Plan, the monies to be utilized to fund environmental assessments and remediations are to be made available from the proceeds of the sale or lease of the Port Salerno property, to the extent that the Company is successful in its efforts to sell or lease such property and the Riviera Beach property (as discussed in "Environmental Liabilities"). The Plan also required that to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, the Company will escrow monthly amounts. As of February 28, 2002, the Company has deposited $78,000 in the required escrow accounts, including $19,000 that has been paid out in connection with the Riviera Beach Property. The Riviera Beach property was sold on October 12, 1999 by the Company. Under the terms of the sale, the USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Company's financial statements reflect liabilities of $1,544,000 relating to the foregoing assessment and remediation obligations. This best estimate of cleanup costs by the Company's environmental consultants is based on the assumption that the Plan and Consent Final Judgment will be implemented. with respect to environmental liabilities. Given USEPA's assertion of jurisdiction over the properties, the Company cannot give any assurance that actual remediation costs will not exceed the estimate based on compliance with the Plan. Because of the uncertainties of how USEPA will proceed with cleanup of the properties and resolution of the Company's ability to pay application, total costs to the Company cannot be estimated now. For a more definitive description of environmental matters pertaining to the Riviera Beach and Port Salerno Properties, please refer to "Environmental Liabilities".

The Company has not been making agreed payments under the Plan and otherwise to Martin County with respect to tax claims. It is anticipated that the Martin County tax claim will be paid in full with the sale of the Port Salerno Property. To date, the Martin County Tax Collector has not expressed objection to this proposal. The following table indicates the approximate cumulative status of amounts due under the Plan of Reorganization as of February 28, 2002:

                                    Due to Date            Paid
                                    -----------          ---------
              Martin County         $   116,000          $   7,957


ITEM 2.  PROPERTIES
         -----------

The Company's manufacturing operations and its corporate headquarters are located in one leased facility in West Palm Beach, Florida. The Company originally had leased the facility for a term ending December 31, 2001 and subleased approximately 25,000 square feet to S/V Microwave Products, Inc., a private company which bought substantially all the assets and certain liabilities of Solitron's microwave division in 1993. In 2001, the Company renegotiated a new lease to exclude the area previously subleased to S/V Microwave; and, accordingly with the terms of the new lease, had walls constructed and utilities divided so that the space previously occupied by S/V Microwave would be completely separate from the space occupied by the Company. The new lease is for a term of ten years ending December 31, 2011 and does not include an option to renew the lease under current terms. The Company believes that its facilities in West Palm Beach, Florida will be suitable and adequate to meet its requirements for the foreseeable future.

The Company also owns the Port Salerno Property, which consists of a 42,000 square foot building and 23 acres of undeveloped land located in Port Salerno, Florida. On July 27, 1992, the USEPA listed this property on the National Priority List (NPL) for cleanup using monies from its Superfund and is contending that the Company is liable for its response costs. The Company has a pending ability to pay application before USEPA. The detail of the Company and USEPA's positions is set forth in Item 1, "Business - Environmental Liabilities".

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

John Stayduhar v. Vector Trading & Holding Corp. v Solitron Devices, Inc., et.al., Case No. CL 93-06850-AO, 15th Judicial Circuit Court in and for Palm Beach County Florida. Plaintiff Stayduhar, the former CEO of Solitron, filed this action against Vector in 1993. Stayduhar obtained judgments of some $600,000 against Vector in 1997, but has never collected on the judgments. Stayduhar then filed supplemental proceedings against third party defendants Solitron, Solitron/Vector Microwave Products, Inc. ("SVMP"), Inversiones Globales, HCG Technologies, Inc. ("HCGT"), and Howard White ("White"), the principal of Vector. (White, who has never been served, is not participating in the suit.) Stayduhar is not seeking any monetary relief against Solitron; he asked the Court to enjoin Solitron (and the other defendants) from conveying any Solitron stock that formerly belonged to Vector or its affiliates. The case settled in 2000 during a mediation in which Solitron did not participate. Last year, Stayduhar obtained judgments against various parties (including Inversiones Globales) and served discovery requests in aid of execution and writs of garnishment on Solitron. Pursuant to the settlement and judgments, Stayduhar has obtained stock in the Company from SVMP, HCGT and Inversiones Globales. In addition, pursuant to the writs, the Company paid $3,797 to Stayduhar representing monies that were due to Inversiones Globales pursuant to the profit participation agreement approved by the bankruptcy court in August 1993 in Solitron's Plan of Reorganization.

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

See also Item 1, "Business - Environmental Liabilities".


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

                      FISCAL YEAR ENDED                   FISCAL YEAR ENDED
                      FEBRUARY 28, 2002
                   -----------------------             -----------------------
                    HIGH             LOW                 HIGH            LOW
                   -------         -------             -------         -------
First Quarter      $0.5100         $0.3600             $2.7500         $0.8125
Second Quarter     $0.4800         $0.4000             $1.0000         $0.6200
Third Quarter      $0.4500         $0.2700             $0.7813         $0.4000
Fourth Quarter     $0.3300         $0.2000             $0.5000         $0.2800

As of February 28, 2002 and February 28, 2001, there were approximately 3,420 and 3,680 holders of record of the Company's Common Stock, respectively. On February 28, 2002, the last sale price of the Common Stock as reported on the Electronic Bulletin Board was $0.20 per share.

The Company has not paid any dividends since emerging from bankruptcy and the Company does not contemplate declaring dividends in the foreseeable future. Pursuant to the Company's ability to pay settlement proposal with the USEPA, the Company agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities is agreed upon and paid in full.

The Company has not issued any shares of its Common Stock during the last three years.

Certificates representing 279,783 "old shares" of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 28, 2002. Subsequent to such stock split, these certificates now represent 28,420 shares of Common Stock, which are included in the 2,070,821 shares outstanding as of February 28, 2002 indicated in the beginning of this filing. These "old shares" have not been included in the number of shares outstanding as set forth in the Company's filings with the commission since the date of such stock split through its Annual Report on Form 10-KSB for the period ended February 28, 2001.

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

The following table is included solely for use in comparative analysis of income
(loss) before extraordinary items to complement Management's Discussion and
Analysis:
                                                         (Dollars in Thousands)
                                                           Year Ended February
                                                         28, 2002      28, 2001
                                                         --------      --------
Net Sales                                                $  6,399      $  7,970
Cost of sales                                               5,612         5,947
Gross profit                                                  787         2,043
Selling, general and administrative expenses                1,214         1,539
Operating income (loss)                                      (427)          504
Interest expense                                              (19)          (17)
Interest expense on unsecured creditors claims                (44)          (62)
Interest income                                                75           154
Increase in Environmental Reserve                              --           (12)
Other, net                                                     (8)          (15)
Income (loss) before Extraordinary Item                      (423)          556
Extraordinary Item                                              6            81
Net income (loss)                                        $   (417)     $    637


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to come from cash from operations.

During the first few fiscal years after its emergence from bankruptcy proceedings, the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on the Company's products, significant expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 28, 2002 and February 28, 2001, the Company recorded a net loss of $417,000 and a net income of $637,000 respectively.

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

The Company has incurred an operating loss of approximately $427,000 for the fiscal year ended February 28, 2002 and has significant obligations arising from settlements in connection with its bankruptcy that require the Company to make substantial cash payments that cannot be supported by the current level of operations.

Based upon (i) management's best information as to current national defense priorities, future defense programs, as well as management's expectations as to future defense spending, (ii) the market trends signaling a continued slowdown and soft level of booking and a continued price erosion, and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months. However, due to the lower level of current backlog and new order intake (due to the slowdown of the general economy), the Company will operate at a loss for the next two to three quarters. Thus, based on these factors and at the current bookings, prices, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan.

Thus, it is in continuous negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy claimants or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that if the volume and prices of product sales recover as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term continue to decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth. The Company cannot assure you, however, that it will be able to generate sufficient liquidity to meet its operating needs now or in the future.

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

At February 28, 2002 and February 28, 2001 respectively, the Company had cash and cash equivalents of $1,335,000 and $2,190,000. The principal cash change was due to the loss from operations.

At February 28, 2002, the Company had working capital of $2,057,000 as compared with a working capital at February 28, 2001 of $2,827,000. The principal change was due to a decrease in cash.

See "Environmental Liabilities", "Bankruptcy Proceedings" and "Properties" in
Part I, Items 1 and 2, for more information.

BOOKINGS AND BACKLOG
--------------------
During the fiscal year ended February 28, 2002, the Company's net bookings were $6,842,000 in new orders as compared with $6,347,000 for the year ended February 28, 2001, reflecting an increase of approximately 8%. The Company's backlog increased to $4,266,000 at February 28, 2002 as compared with $3,821,000 as of February 28, 2001, reflecting a 12% increase. In the event that bookings in the long-term decline significantly below the level experienced since emerging from Chapter 11, the Company may be required to implement further cost-cutting or other downsizing measure to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. Furthermore, the Company cannot assure you that such measures would be sufficient to enable the Company to continue its business operations.

See Part I, Item 1, "Business - Marketing and Customers".

FUTURE PLANS
------------
To lessen the Company's current liquidity problems, the Company plans to (a) continue improving operating efficiencies; (b) further reduce overhead expenses;
(c) develop off-shore manufacturing capability utilizing strategic partners and/or sub-contractors; (d) develop alternative lower cost packaging technologies; (e) develop products utilizing its current manufacturing technologies geared toward market segments it is currently unable to serve. Also, the Company intends to identify lower cost base assembly partners in the Asia-Pacific region in an effort to enhance the Company's competitive position while reducing costs.

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

Despite its intentions, the Company cannot assure you that these plans will be successful in easing liquidity problems, reducing costs or improving sales.

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

RESULTS OF OPERATIONS
---------------------

2002 vs. 2001
-------------
Net sales for the fiscal year ended February 28, 2002 decreased by 20% to $6,399,000 versus $7,990,000 during the fiscal year ended February 28, 2001, reflecting a lower demand for the Company's products due to cuts in defense spending and slower economic activity.

Bookings were higher than sales by approximately 7%; thus, the backlog increased from $3,821,000 as of February 28, 2001 to $4,266,000 as of February 28, 2002.
The Company has experienced an increase in the level of bookings of 8% for the year ended February 28, 2002 as compared to the previous year.

During the year ending February 28, 2002, the Company shipped 360,416 units as compared with 1,403,817 units shipped during the year ending February 28, 2001. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

Cost of Sales for the fiscal year ended February 28, 2002 decreased to $5,612,000 from $5,947,000 during the fiscal year ended February 28, 2001. The major reason for this decrease was a decline of 20% in sales that resulted in a $172,000 reduction in material costs. A $23,000 reduction in direct labor costs and a $121,000 reduction in indirect labor costs also contributed to the decrease in cost of sales. Expressed as a percentage of sales, cost of sales increased from 74% for the fiscal year ended February 28, 2001 to 88% for the fiscal year ended February 28, 2002.

During the year ending February 28, 2002 the Company's gross profits were $787,000 (12% margin) as compared to $2,043,000 (26% margin) for the year ending February 28, 2001. The decrease was due principally to a 20% reduction in the volume of sales.

During the year ending February 28, 2002, Selling, General and Administrative based expenses, as a percentage of sales, were 19% as compared with 19% for the year ending February 28, 2001. Selling, General and Administrative expenses decreased 21% to $1,214,000 for the fiscal year ended February 28, 2002 from $1,539,000 for the fiscal year ended February 28, 2001. This decrease was due mainly to lower sales commissions, lower legal fees, and lower sales consulting expenses.

Operating Income for the fiscal year ended February 28, 2002 decreased to a loss of $427,000 from a profit of $504,000 during the fiscal year ended February 28, 2001. This decrease was primarily attributable to a lower volume of sales and to the change in product mix.

Total interest expense decreased from $79,000 for the fiscal year ended February 28, 2001 to $63,000 for the fiscal year ended February 28, 2002 due to lower imputed interest on debt to unsecured creditors, offset by a slight increase in interest calculated on delinquent property taxes.

Interest Expense on unsecured creditor claims for the fiscal year ended February 28, 2002 decreased to $44,000 from $62,000 during the fiscal year ended February 28, 2001. Interest Expense on delinquent property taxes increased $2,000 due to the increase of the delinquent tax base by one year of taxes relating to the Port Salerno property.

Interest Income for the fiscal year ended February 28, 2002 decreased to $75,000 from $154,000 during the fiscal year ended February 28, 2001. This decrease was attributable to a lower cash position as well as to lower interest rates received from the bank.

Other Net for the fiscal year ended February 28, 2002 included an expense of $8,000, of which approximately $7,000 was for expenses relating to the non-operating facility in Port Salerno. For the fiscal year ended February 28, 2001, Other Net included an expense of $23,000, of which approximately $8,000 related to the non-operating facility at Port Salerno and $15,000 represented the 5% of fiscal year 2001 income in excess of $500,000 that was distributed to unsecured creditors and to Vector participants during the fiscal year ended February 28, 2002.

During the fiscal year ended February 28, 2001, an increase of $547,000 in the environmental reserve was recorded to cover a lien placed by the USEPA on the Port Salerno Property. During the fiscal year ended February 28, 2002 the Company made no increase in the environmental reserve.

Extraordinary Items: During the year ended February 28, 2001, the Company bought, at a discount, certain debt obligations with various unsecured creditors, resulting in an extraordinary gain of $81,000 ($.04 per share). During the year ended February 29, 2000, the Company settled certain debt obligations with various taxing authorities at a discount, resulting in an extraordinary gain of $655,000 ($.32 per share). There were no income tax effects as a result of these events.

During the year ended February 28, 2002, the Company had extraordinary gains which totaled approximately $6,000. Included in extraordinary gains was the settlement of debt obligation to an unsecured creditor which the Company bought at a discount, resulting in an extraordinary gain of $2,000 ($0.00 per share), and the extinguishment of debt to a vendor for approximately $4,000 ($0.00 per share).

Net Income for the fiscal year ended February 28, 2002 decreased to a Net Loss of $417,000 from a Net Income of $637,000 during the fiscal year ended February 28, 2001. This increase is attributable to a lower level of Gross Profit, slightly lower level of imputed interest and higher level of interest income offset by higher Selling, General and Administrative expenses.

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

Statements regarding:

o    the effects of certification or qualification of the Company's products;
o the speed of technological change and its effects on the Company's business;
o trends in the industry, including trends concerning consolidation, changes in government military spending, price erosion and competition;

o    sources and availability of liquidity;
o    anticipated recovery of volume and price of product sales;
o    strategic plans to improve the Company's performance;
o    the Company's ability to fill its backlog;
o    the Company's ability to sustain or grow bookings and sales;
o the Company's competitive strengths, industry reputation and the nature of its competition;
o    the relative importance of patented technology;
o    the Company's ability to move into new markets or to develop new products;
o the Company's ability to respond quickly to customers' needs and to deliver products in a timely manner;
o the Company's ability to implement effectively cost-cutting or downsizing measures;
o the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;
o    expectations regarding military and defense spending;
o implementation of the Plan of Reorganization and the Company's ability to make payments required under the Plan of Reorganization or otherwise or to generate sufficient cash from operations or otherwise;
o expectations of being released from certain environmental liabilities and the Company's ability to satisfy such liabilities;
o amounts that the Company may receive (or not receive) upon the sale of certain properties and the expected application of such funds;
o    the suitability and adequacy of the Company's headquarters facilities;
o    the effects of inflation;
o    Section 16(a) compliance; and
o other statements contained in this report that address activities, events of developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o the loss of certification or qualification of the Company's products or the inability of the Company to capitalize on such certifications and/or qualifications;
o    unexpected rapid technological change;
o a misinterpretation of the Company's capital needs and sources and availability of liquidity;
o a change in government regulations which hinders the Company's ability to perform government contracts;
o    a shift in or misinterpretation of industry trends;
o unforeseen factors which impair or delay the development of any or all of its products if such decision is later determined to be in the best interests of the Company;
o    inability to sustain or grow bookings and sales;
o inability to capitalize on competitive strengths or a misinterpretation of those strengths;
o    the emergence of improved, patented technology by competitors;
o a misinterpretation of the nature of the competition, the Company's competitive strengths or its reputation in the industry;
o inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
o    inability to generate sufficient cash to sustain operations;
o    failure of price or volume recovery;
o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
o    changes in military or defense appropriations;
o    inability to make or renegotiate payments under the Plan;

o    inability to move into new market segments based on unforeseen factors;
o    unexpected impediments affecting ability to fill backlog;
o    inability to be released from environmental liabilities;
o an increase in the expected cost of environmental compliance based on factors unknown at this time;
o    changes in law or industry regulation;
o inability to sell certain properties or to obtain expected prices for such properties;
o    unexpected growth or stagnation of the business;
o unforeseen changes that render the Company's headquarters facilities unsuitable or inadequate to meet the Company's current needs;
o    unforeseen effects of inflation;
o misrepresentations of Company directors, officers and 10 percent stockholders concerning their compliance with Section 16(a) of the Securities Act of 1934; and
o other unforeseen activities, events and developments that may occur in the future.

RISK FACTORS
------------
The following important business risks and factors, and those business risks and factors described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in our forward-looking statements, and which could affect the value of an investment in the Company. All references to "we", "us", "our" and the like refer to the Company.

WE MAY NOT HAVE SUFFICIENT RESOURCES TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although we have projected that we will be able to generate sufficient funds to support our ongoing operations, we have significant obligations arising from settlements in connection with our bankruptcy necessitating that we make substantial cash payments, which cannot be supported by the current level of operations. We must be able to obtain forbearance or be able to renegotiate our bankruptcy related required payments to unsecured creditors, the U.S. Environmental Protection Agency, the Florida Department of Environmental Protection and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern. We continue to negotiate with our unsecured creditors, the USEPA, the FDEP, and taxing authorities in an attempt to arrive at reduced payment schedules. We also have a contingency plan to reduce our size and thereby reduce our cost of operations within certain limitations. However, no assurance can be made that we can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that we can generate sufficient cash to meet our obligations over the next year. See "Business - Bankruptcy Proceedings" and "--Environmental Liabilities".

OUR COMPLEX MANUFACTURING PROCESSES MAY LOWER YIELDS AND REDUCE OUR REVENUES.

Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Minute impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency will be an important factor in our future profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

In addition, as is common in the semiconductor industry, we have from time to time experienced difficulty in effecting transitions to new manufacturing processes. As a consequence, we have suffered delays in product deliveries or reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capability if revenues do not increase proportionately.

WE ARE DEPENDENT ON GOVERNMENT CONTRACTS, WHICH ARE SUBJECT TO TERMINATION, PRICE RENEGOTIATIONS AND REGULATORY COMPLIANCE, WHICH CAN INCREASE THE COST OF DOING BUSINESS AND NEGATIVELY IMPACT OUR REVENUES.

All of our contacts with prime U.S. government contractors contain customary provisions permitting termination at any time at the convenience of the U.S. government or the prime contractors upon payment to us for costs incurred plus a reasonable profit. Certain contracts are also subject to price renegotiations in accordance with U.S. government sole source procurement provisions. None of our contracts has been terminated for cause or for the convenience of the U.S. government or prime contractors, or had the prices so renegotiated. Nevertheless, we cannot assure you that the foregoing government contracting risks will not materially and adversely affect our business, prospects, financial condition or results of operations. Furthermore, we cannot assure you that we would be able to procure new government contracts to offset any revenue losses incurred due to early termination or price renegotiation.

Our government business is also subject to specific procurement regulations, which increase our performance and compliance costs. These costs might increase in the future, reducing our margins. Failure to comply with procurement regulations could lead to suspension or debarment, for cause, from government subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, and accuracy of records. The termination of a government contract or relationship as a result of any of these violations would have a negative impact on our reputation and operations, and could negatively impact our ability to obtain future government contracts.

CHANGES IN GOVERNMENT POLICY OR ECONOMIC CONDITIONS COULD NEGATIVELY IMPACT OUR RESULTS.

A large portion of the Company's sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities. Any such changes could result in reduced demand for the Company's products, which could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations.

Our results may also be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. Furthermore, our business, prospects, financial condition and results of operations may be adversely affected by the shift in the requirement of the U.S. Department of Defense policy toward the use of standard industrial components over the use of high reliability components that we manufacture. Our results may also be affected by social and economic conditions which impact our sales, including in markets subject to ongoing political hostilities, such as regions of the Middle East.

ENVIRONMENTAL REGULATIONS COULD REQUIRE US TO INCUR SIGNIFICANT COSTS.

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, are subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, we could be held liable for damages and the cost of remediation and, along with the rest of the semiconductor industry, we are subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that we will not be required to incur costs to comply with, or that our operations, business or financial condition will not be materially affected by, current or future environmental laws or regulations. See "Business - Environmental Liabilities".

OUR BUSINESS IS HIGHLY COMPETITIVE, AND INCREASED COMPETITION COULD REDUCE GROSS PROFIT MARGINS AND THE VALUE OF AN INVESTMENT IN OUR COMPANY.

The semiconductor industry, and the semiconductor product markets specifically, are highly competitive. Competition is based on price, product performance, quality, reliability and customer service. The gross profit margins realizable in our markets can differ across regions, depending on the economic strength of end-product markets in those regions. Even in strong markets, price pressures may emerge as competitors attempt to gain more share by lowering prices.

Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

DOWNTURNS IN THE BUSINESS CYCLE COULD REDUCE THE REVENUES AND PROFITABILITY OF OUR BUSINESS.

The semiconductor industry is highly cyclical. Semiconductor industry-wide sales declined significantly in 2001. Our markets may experience other, possibly more severe and prolonged, downturns in the future. We may also experience significant changes in our operating profit margins as a result of variations in sales, changes in product mix, price competition for orders and costs associated with the introduction of new products.

OUR OPERATING RESULTS MAY DECREASE DUE TO THE DECLINE OF AVERAGE SELLING PRICES IN THE SEMICONDUCTOR INDUSTRY.

Intense competition and a general slowdown in the semiconductor industry worldwide have resulted in decreases in the average selling prices of many of our products. We expect that average selling prices for our products will continue to decline in the future. A decline in average selling prices for our products, if not offset by reductions in the costs of providing these products, would decrease our gross profits and could have a material adverse effect on our business, financial condition and results of operations.

THE ECONOMIC RECESSION MAY CONTINUE TO HAVE NEGATIVE EFFECTS ON OUR BUSINESS.

Our business has been negatively impacted by the economic recession that began the latter part of 2000. The success of ongoing changes in fiscal monetary and regulatory policies worldwide will continue to influence the severity and the length of this recession. If these actions are not successful in spurring overall economic recovery, our business will continue to be negatively impacted as our customers buy fewer products from us.

UNCERTAINTY OF CURRENT ECONOMIC CONDITIONS, DOMESTICALLY AND GLOBALLY, COULD CONTINUE TO AFFECT DEMAND FOR OUR PRODUCTS AND NEGATIVELY IMPACT OUR BUSINESS.

Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economic as a whole. It is even more difficult to estimate growth in various parts of the economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make. The future direction of the overall domestic and global economies will have a significant impact on our overall performance.

The terrorist attacks in 2001 created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the attacks. The long-term effects of the attacks on our business and the global economy remain unknown. In addition, the potential for future terrorist attacks is creating worldwide uncertainties and makes it very difficult to estimate how quickly the economy will recover and our business will improve.

COST REDUCTION EFFORTS MAY BE UNSUCCESSFUL OR INSUFFICIENT TO IMPROVE OUR PROFITABILITY.

During 2001, we implemented certain cost-cutting measures and we have a plan to implement further cost-saving measures if necessary. The impact of these cost-reduction efforts on our profitability may be influenced by:

o    Our ability to successfully complete these ongoing efforts;
o the possibility that these efforts may not generate the level of cost savings we expect or enable us to effectively compete and return to profitability; and
o    The risk that we may not be able to retain key employees.

Since these cost-reduction efforts involve all aspects of our business, they could adversely impact productivity to an extent we did not anticipate. Even if we successfully complete these efforts and generate the anticipated cost savings, there may be other factors that adversely impact our profitability.

WE MAY NOT ACHIEVE THE INTENDED EFFECTS OF OUR NEW BUSINESS STRATEGY, WHICH COULD ADVERSELY IMPACT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In recognition of the changes in global geopolitical affairs and in United States military spending, we are attempting to increase sales of our products for non-military, scientific and industrial niche markets, such as medical electronics, machine tool controls, specialized telecommunications, cellular telephone base stations and LEOS (Low Earth Orbit Satellites) telecommunications networks and other market segments in which purchasing decisions are generally based primarily on product quality, long-term reliability and performance, rather than on product price. We are also attempting to offer additional products to the military markets that are complementary to those we currently sell to the military markets. We cannot assure you that these efforts will be successful and, if they are, that they will have the intended effects of increasing profitability. Furthermore, as we attempt to shift our focus to the sale of products having non-military, non-aerospace applications, we will be subject to greater price erosion and foreign competition.

OUR ABILITY TO INTRODUCE NEW PRODUCTS COULD RESULT IN DECREASED REVENUES AND LOSS OF MARKET SHARE TO COMPETITORS; NEW TECHNOLOGIES COULD ALSO REDUCE THE DEMAND FOR OUR PRODUCTS.

Rapidly changing technology and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our success in these markets depends on our ability design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. There can be no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technology in our product markets could have a material adverse effect on us. In light of the fact that many of our competitors have substantially greater revenues than us and that we have not spent any funds on research and development in recent years, we may not be able to accomplish the foregoing, which might have a material adverse effect on the Company, our business, prospects, financial condition or results of operations.

LOSS OF, OR REDUCTION OF BUSINESS FROM, SUBSTANTIAL CLIENTS COULD HURT OUR BUSINESS BY REDUCING OUR REVENUES, PROFITABILITY AND CASH FLOW.

During the fiscal year ended February 28, 2002, twelve customers accounted for approximately 79% of our revenues. A loss of these customers, or reduced business from such customers, could have a significant adverse impact on our business and results of operations in future periods. Furthermore, due to industry consolidation, the loss of any one customer may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

INADEQUATE AVAILABILITY OF SUPPLIES COULD NEGATIVELY IMPACT OUR ABILITY TO TIMELY PROVIDE PRODUCTS TO CUSTOMERS AND COULD RESULT IN SIGNIFICANTLY INCREASED PRICES.

Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of raw materials, parts and finished components from our suppliers. Although we work closely with our suppliers to avoid shortages, there can be no assurances that we will not encounter these problems in the future. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our business.

THE NATURE OF OUR PRODUCTS EXPOSES US TO POTENTIALLY SIGNIFICANT PRODUCT LIABILITY RISK.

Our business exposes us to potential product liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. No assurance cam be made that our product liability insurance coverage is adequate or that present coverage will continue to be available at acceptable costs, or that a product liability claim would not materially and adversely affect our business, prospects, financial conditions or results of operations.

WE DEPEND ON THE RECRUITMENT AND RETENTION OF QUALIFIED PERSONNEL, AND OUR FAILURE TO ATTRACT AND RETAIN SUCH PERSONNEL COULD SERIOUSLY HARM OUR BUSINESS.

Due to the specialized nature of our business, our future performance is highly dependent on the continued services of our key engineering personnel and executive officers. Our prospects depend on our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, prospects, results of operations and financial condition.

PROVISIONS IN OUR CHARTER DOCUMENTS AND RIGHTS AGREEMENT COULD MAKE IT MORE DIFFICULT TO ACQUIRE OUR COMPANY AND MAY REDUCE THE MARKET PRICE OF OUR STOCK.

Our Certificate of Incorporation and Bylaws contain certain provisions, and we have adopted a stockholder rights plan (as more fully described in our current report on Form 8-K filed on June 20, 2001), each of which could delay or prevent a change in control of our company or the removal of management, and which could also deter potential acquirers from making an offer to our stockholders and limit any opportunity to realize premiums over prevailing market prices of our common stock.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Index to Consolidated Financial Statements



                                                                            Page
                                                                            ----

        Independent Auditor's Report ...................................     24

        Consolidated Balance Sheet as of February 28, 2002 .............     25

        Consolidated Statements of Operations for the years
        ended February 28, 2002 and  2001 ..............................     26

        Consolidated Statements of Stockholders' Equity for
        the years ended February 28, 2002 and 2001 .....................     27

        Consolidated Statements of Cash Flows for the years
        ended February 28, 2002 and  2001 ..............................     28

        Notes to Consolidated Financial Statements .....................  29-40

                          Independent Auditor's Report
                          ----------------------------


To the Board of Directors and Stockholders of Solitron Devices, Inc.:

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and Subsidiaries as of February 28, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. and Subsidiaries as of February 28, 2002 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Goldstein Golub Kessler LLP
New York, New York
May 30, 2002

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2002


ASSETS
  CURRENT ASSETS:
    Cash                                                                    $ 1,335,000
    Accounts receivable, less allowance for doubtful accounts of $2,000         965,000
    Inventories                                                               2,692,000
    Prepaid expenses and other current assets                                   135,000
    Due from S/V Microwave                                                        1,000
                                                                            -----------
       Total current assets                                                 $ 5,128,000
                                                                            -----------

PROPERTY, PLANT AND EQUIPMENT, net                                              477,000
NON-OPERATING PLANT FACILITIES, net of cost to dispose                              -0-
OTHER ASSETS                                                                     52,000
                                                                            -----------
TOTAL ASSETS                                                                $ 5,657,000
                                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Current portion of accrued environmental expenses                       $   738,000
    Accounts payable-Post-petition                                              410,000
    Accounts payable-Pre-petition, current portion                              651,000
    Accrued expenses and other liabilities                                    1,271,000
    Accrued Chapter 11 administrative expense                                     1,000
                                                                            -----------
       Total current liabilities                                            $ 3,071,000
                                                                            -----------

OTHER LONG-TERM LIABILITIES, net of current portion,
net of cost to dispose of non-operating facilities                              430,000
                                                                            -----------
TOTAL LIABILITIES                                                           $ 3,501,000
                                                                            -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 500,000
    shares, none issued                                                              --
  Common stock, $.01 par value, authorized 10,000,000
    shares, 2,070,821 shares issued and outstanding                              21,000
  Additional paid-in capital                                                  2,617,000
  Accumulated deficit                                                          (482,000)
                                                                            -----------
       Total stockholders' equity                                             2,156,000
                                                                            -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 5,657,000
                                                                            ===========



         The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         FOR THE YEAR      FOR THE YEAR
                                                            ENDED             ENDED
                                                         FEBRUARY 28,      FEBRUARY 28,
                                                             2002              2001
                                                         ------------      ------------
Net sales                                                $  6,399,000      $  7,990,000
Cost of sales                                               5,612,000         5,947,000
                                                         ------------      ------------
Gross profit                                                  787,000         2,043,000
Selling, general and administrative expenses                1,214,000         1,539,000
                                                         ------------      ------------
Operating income (loss)                                      (427,000)          504,000

Other income (expense):
   Interest expense                                           (19,000)          (17,000)
   Interest expense on unsecured creditors claim              (44,000)          (62,000)
   Interest income                                             75,000           154,000
   Other, net                                                  (8,000)          (23,000)
                                                         ------------      ------------
Other income (expense), net                                     4,000            52,000
                                                         ------------      ------------
Income (loss) before Extraordinary Item                      (423,000)          556,000
Extraordinary Item:
   Extinguishment of Debt                                       6,000            81,000
                                                         ------------      ------------
        Net income (loss)                                $   (417,000)     $    637,000
                                                         ============      ============

INCOME (LOSS) PER SHARE OF COMMON STOCK:

Basic
   Income (loss) per share before Extraordinary Item            (0.20)             0.27
   Extraordinary Item                                               0              0.04
   Net Income (loss) per share                                  (0.20)             0.31
Diluted
   Income (loss) per share before Extraordinary Item            (0.20)             0.24
   Extraordinary Item                                               0              0.04
   Net Income (loss) per share                                  (0.20)             0.28
Weighted Average shares outstanding-Basic                   2,069,776         2,068,731
                                                         ============      ============
Weighted Average shares outstanding-Diluted                 2,069,776         2,277,198
                                                         ============      ============




         The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                 For The Years Ended February 28, 2002 and 2001



                                             COMMON STOCK                                RETAINED
                                     ----------------------------       ADDITIONAL       EARNINGS
                                      NUMBER OF                          PAID-IN       (ACCUMULATED
                                       SHARES           AMOUNT           CAPITAL          DEFICIT)          TOTAL
                                     -----------      -----------      -----------      -----------      -----------
Balance, March 1, 2000                 2,068,821      $    21,000      $ 2,617,000      ($  702,000)     $ 1,936,000

Issuance of New share Equivalent
of Non-converted Old Shares                  (90)

Net Income/(Loss)                             --               --               --          637,000          637,000
                                     -----------      -----------      -----------      -----------      -----------

Balance, March 1, 2001                 2,068,731      $    21,000      $ 2,617,000      ($   65,000)     $ 2,573,000

Issuance of New share Equivalent
of Non-converted Old Shares                2,090                                                 --               --

Net Income/(Loss)                             --               --              --          (417,000)        (417,000)
                                     -----------      -----------      -----------      -----------      -----------
Balance, February 28, 2002             2,070,821      $    21,000      $ 2,617,000      ($  482,000)     $ 2,156,000
                                     ===========      ===========      ===========      ===========      ===========




         The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           FOR THE YEAR      FOR THE YEAR
                                                              ENDED             ENDED
                                                           FEBRUARY 28,      FEBRUARY 28,
                                                               2002              2001
                                                           ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                      ($   417,000)     $    637,000
                                                           ------------      ------------
  Adjustments to reconcile net income (loss) to
    net cash provided by/used in operating activities:
  Depreciation and amortization                                 214,000           182,000
  Allowance for doubtful accounts                                    --             1,000
  Changes in operating assets and liabilities
  Decrease (increase) in:
    Accounts receivable                                         (63,000)           88,000
    Inventories                                                (245,000)           63,000
    Prepaid expenses and other current assets                   (15,000)           (9,000)
    Due from S/V Microwave                                        4,000            (2,000)
    Other assets                                                     --            35,000
  Increase (decrease) in:
    Accounts payable                                             30,000           265,000
    Accounts payable-pre-petition                               144,000           (60,000)
    Accrued expenses and Other Liabilities                      (48,000)           60,000
    Accrued Chapter 11 expenses                                      --            (1,000)
    Accrued environmental expenses                              108,000           108,000
    Other long-term liabilities                                (280,000)         (199,000)
                                                           ------------      ------------
    Total adjustments                                          (151,000)          531,000
                                                           ------------      ------------
Net cash provided by/used in operating Activities          ($   568,000)     $  1,168,000
                                                           ------------      ------------

Cash flows from investing activities:

Additions to property, plant and equipment                     (287,000)         (162,000)
                                                           ------------      ------------

Net increase/(decrease) in cash                                (855,000)        1,006,000
Cash at beginning of year                                     2,190,000         1,184,000
                                                           ------------      ------------
Cash at end of year                                        $  1,335,000      $  2,190,000
                                                           ------------      ------------

Supplemental disclosures of cash flow information:
    Interest paid                                          $     63,000      $     79,000
                                                           ------------      ------------




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

Principal Business Activity:
---------------------------
The Company designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets.

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

Revenue Recognition:
-------------------
Revenue is recognized upon shipment; however, the Company may receive payment of some contracts in advance. When received, these amounts are deferred and are recognized as revenue in the period in which the related products are shipped.

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

Computation of Net Income (Loss) per Share
------------------------------------------
Basic earnings (loss) per common share are computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 208,467 were used in the calculation of diluted earnings per common share in 2001. In the fiscal year ended February 28, 2002 diluted earnings per common share were not computed because the effect of the incremental shares would be anti-dilutive. The incremental shares were computed based on stock options outstanding, using the treasury stock method.

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

2.  Going Concern and Petition in Bankruptcy:

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments, which cannot be supported, by the current level of operations. The Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the United States Environmental Protection Agency ("USEPA"), the Florida Department of Environmental Protection ("FDEP"), and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.

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

     (a) The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent of their pre-petition claims. At February 28, 2002 the Company is currently scheduled to pay approximately $1,987,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 28, 2002, the present value of this amount, $1,071,000, is accrued as a pre-petition liability with imputed interest recognized in the Statement of Operations.

     (b) Beginning on the later of (i) the payment of all administrative claims and all unsecured claims, but not later than 18 months after the Effective Date (August 30, 1993) and (ii) the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector. As the Company earned $637,000 in the fiscal year ended February 28, 2001, net after the accrual of $15,000, it distributed approximately $7,500 to its unsecured creditors as well as approximately $7,500 to Vector and its successors in interest.

     (c) Under the Plan, the Company is required to remediate its non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida. The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. The Riviera Beach Property was sold on October 12, 1999 by the Company. Under the terms of the sale, the USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. Pursuant to the Plan, unless otherwise approved by the (FDEP), the Port Salerno Facility can not be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its appraised value or (ii) the estimated cost of its remediation. Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


2.  Going Concern and Petition in Bankruptcy (continued):

problems under certain conditions. In connection with facilitating the remediation of the property, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995: (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 28, 2002, the Company has deposited $78,000 into the escrow accounts.

     (d) The Company has paid all of the allowed administrative claims and allowed wage claims since August 1993. The Company is still required to pay allowed tax claims to Martin County, Florida, estimated at approximately $260,000, including approximately $66,000 of interest.

The allowed tax claims payable to the IRS have been completely settled by the Company on March 30, 1999, when it completed making payments of its 1987 tax obligations and interest. These tax claims do not include an unsecured claim of $680,000 owed to the State of California for income taxes for years prior to 1982.

The Plan provided for the distribution of common stock of the Company such that, post-petition, the Company's common stock would be held as follows:

    PARTY-IN-INTEREST                                    COMMON STOCK
    ------------------                                   ------------
    Vector                                                        25%
    Unsecured Creditors                                           40%
    Company's President                                           10%
    Pre-Petition Stockholders                                     20%
    Reserved for future issuance under an
       employee stock incentive plan to be issued based
       upon the terms and conditions of the plan at the
       discretion of the Board of Directors                        5%
                                                         ------------
                                                                 100%

On October 4, 1994, the Company and Vector agreed that Vector's 25% stock would be distributed among various parties. Vector participants were: Vector principal (Howard White) who received 273,943 shares (subsequently sold to Inversiones Globales); AHI Drillings, Inc. who received 77,037 shares; Cointrol Credit Co. II who received 20,095 shares; Service Finance who received 77,037 shares; Trans Resources who received 77,037 shares; and Martin Associates who received 22,848 shares. The 273,943 shares owned by Inversiones Globales are not subject to the voting restrictions, while the balance of the parties will continue to be subjected to the voting restrictions as long as they or their affiliates hold the Company's stock. Based solely on the Company's knowledge (and not from any filings which may have to be made with the SEC), and as the result of an out of court agreement made subsequent to a lawsuit filed against Vector by John Stayduhar, a previous Chairman/CEO of the Company, shares held by Inversiones Globales (174,000), by AHI Drillings, Inc. (77,037), by Service Finance (77,037), by Trans Resources (77,037), and by Martin Associates (22,737) were transferred to Mr. Stayduhar. This would give Mr. Stayduhar approximately 20.66% of the shares of the Company.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

3.  Inventories:

As of February 28, 2002, inventories consist of the following:

    Raw Materials                              $1,388,000
    Work-In-Process and Finished Goods          1,304,000
                                               ----------
                                               $2,692,000
                                               ==========
4.  Property, Plant and Equipment:

As of February 28, 2002, property, plant, and equipment consist of the following:

                                                            ESTIMATED
                                                            USEFUL LIFE
                                                            -----------
    Leasehold Improvements                     $  626,000   The remaining term
                                                            of the lease
    Machinery and Equipment                     1,758,000   5 years
                                               ----------
                                               $2,384,000
    Less Accumulated Depreciation
        And Amortization                        1,907,000
                                               ----------
                                               $  477,000
                                               ==========

    Non-operating Plant Facilities             $  895,000
    Less: cost to dispose of non-operating
          Plant Facilities                      ($895,000)
                                               ----------
                                                      -0-
                                               ==========

Non-operating plant facilities at February 28, 2002 represent the Company's Port Salerno facility, which is no longer being used in operations.

Depreciation and amortization expense was $214,000 and $182,000 for 2002 and 2001, respectively.

5.  Accrued Expenses:

As of February 28, 2002 accrued expenses and other liabilities consist of the following:

    Payroll and related employee benefits      $  246,000
    Property taxes                                216,000
    Other liabilities                              42,000
    Interest Payable                              767,000
                                               ----------
                                               $1,271,000
                                               ==========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.  Other Long-Term Liabilities:

As of February 28, 2002, other long-term liabilities consist of the following pre-petition items:

    Accrued Environmental Expenses             $  806,000
    Accounts Payable-Pre-petition                 421,000
    Deferred Rent                                   9,000
    County Property Tax Payable                    70,000
                                               ----------
                                               $1,306,000
    Less: non-current portion of cost to
          dispose of non-operating Facilities   ($876,000)
                                               ----------
                                               $  430,000
                                               ==========

Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

    YEAR ENDING
    FEBRUARY 28                                   TOTAL
    -----------                                ----------
    2003                                       $  344,000
    2004                                          356,000
    2005                                           50,000
    2006                                            9,000
    2007
    Thereafter                                    547,000
                                               ----------
    Subtotal                                    1,306,000
    Less: value netted against assets            (876,000)
                                               ----------
    Net Long Term Liabilities                  $  430,000
                                               ==========

Imputed interest expense for fiscal years ended February 28, 2002 and 2001 amounted to $44,000 and $62,000 relating to accounts payable - pre-petition.

7.  Income Taxes:

At February 28, 2002, the Company has net operating loss carryforwards of approximately $15,651,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Deferred tax assets are comprised of the following at February 28, 2002:

    Loss carry forwards                        $5,947,000
    Accounts Receivable Reserve                     2,000
    Inventory Reserves                          3,242,000
                                               ----------
    Gross deferred tax asset                    9,191,000
    Deferred tax asset valuation allowance     (9,191,000)
                                               ----------
    Net deferred tax                           $       --
                                               ==========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


7.  Income taxes (continued):

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for fiscal year end February 28, 2001 and 2002 is as follows:
                                                  2002            2001
                                               ----------      ----------
    Income Tax Provision at
      Federal Statutory Rates                  $ (142,000)     $  204,000
    State Taxes                                   (16,000)         38,000

    Utilization of Net Operating
      Loss Carry forward                                         (242,000)
                                               ----------      ----------
    Increase in Valuation Allowance               158,000              --
                                               ----------      ----------
    Income Tax Provision                       $       --      $       --
                                               ==========      ==========

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

                                    FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                    FEBRUARY 28, 2002      FEBRUARY 28, 2001
                                        ----------             ----------
    Net Results:
       As reported                      $ (417,000)            $  637,000
       Pro-forma                          (437,000)               617,000
    Earnings per share:
       As reported - basic                   (0.20)                   .31
                   - Diluted                 (0.20)                   .28
       Pro-forma - basic                     (0.21)                   .30
                 - Diluted                   (0.21)                   .27

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
                                          2001
                                         ------
    Dividend Yields                        0.0%
    Expected Volatility                  635.4%
    Risk-free Interest Rates               6.0%
    Expected Life (in years)              10.0

Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro-forma disclosures are not representative of pro-forma effects on reported net income or loss for future years.

Below is a summary of the Company's Stock Option Plan.

                                                                 AVERAGE
                                          SHARES                  PRICE
                                        ----------             ----------
    Outstanding   February 29, 2000        213,636                  0.245
                                        ----------             ----------
         Granted                           239,623                  0.437
         Expired or Canceled                (2,000)                 0.636
                                        ----------             ----------
    Outstanding                            451,259                  0.345
                                        ----------             ----------
         Granted                                --                     --
         Expired or Canceled                (6,750)                 0.657
                                        ----------             ----------
    Outstanding   February 28, 2002        444,509             $    0.340
                                        ==========             ==========

There were no options granted during the year ended February 28, 2002. The weighted average fair value of options granted during the year ended February 28, 2001 was $0.43.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2002:

                                     OPTIONS OUTSTANDING
                           -----------------------------------------             EXERCISABLE OPTIONS
                                                WEIGHTED AVERAGE               ------------------------
                          NUMBER OF         ------------------------                           WEIGHTED
                         OUTSTANDING       REMAINING                           NUMBER           AVERAGE
    RANGE OF              SHARES AT       CONTRACTUAL       EXERCISE             AT            EXERCISE
EXERCISE PRICES            2/28/02           LIFE             PRICE            2/28/02           PRICE
-----------------          -------          -------          -------           -------          -------
$ 0.125   $ 0.125          175,636          3 years          $ 0.125           175,636          $ 0.125
$ 0.156   $ 0.156            8,000          5 years          $ 0.156             8,000          $ 0.156
$ 0.400   $ 0.400          206,873          9 years          $ 0.400           124,124          $ 0.400
$ 0.625   $ 0.625           21,000          7 years          $ 0.625            21,000          $ 0.625
$ 0.670   $ 0.670           27,500          8 years          $ 0.670            27,500          $ 0.670
$ 2.500   $ 2.500            5,500          3 years          $ 2.500             5,500          $ 2.500
                           -------                                             -------
                           444,509                                             361,760
                           =======                                             =======

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

9.  Employee Benefit Plans:

The Company has a 401K and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after one year of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2002 and 2001.

10. Export Sales and Major Customers:

Revenues from domestic and export sales to unaffiliated customers are as follows:
                                     FISCAL YEAR             FISCAL YEAR
                                        ENDED                   ENDED
                                     FEBRUARY 28,            FEBRUARY 28,
                                         2002                    2001
                                      ----------              ----------
    Export sales:
    Europe                            $  201,000              $  505,000
    Canada and Latin America             171,000                 112,000
    Far East and Middle East             105,000                 149,000
    United States                      5,922,000               7,224,000
                                      ----------              ----------
                                      $6,399,000              $7,990,000
                                      ==========              ==========

Sales to the Company's top three customers accounted for 56% of net sales for the year ended February 28, 2002 as compared with 62% of the Company's net sales for the year ended February 28, 2001.

Sales to Raytheon Company accounted for 39% for the year ended February 28, 2002 and 35% for the year ended February 28, 2001. Sales to Lockheed Martin accounted for 6% for the year ended February 28, 2002 and 14% for the year ended February 28, 2001.

During the fiscal year ended February 28, 2002, the US Government was the only other customer who accounted for 10% or more of net sales with a total that represented 11% as compared to just under 13% for the fiscal year ended February 28, 2001.

11. Extraordinary Item:

During the year ended February 28, 2001, the Company bought, at a discount, certain debt obligations with various unsecured creditors, resulting in an extraordinary gain of $81,000 ($.04 per share). During the year ended February 28, 2002, the Company had extraordinary gains, which totaled approximately $6,000. Included in extraordinary gains was the settlement of a debt obligation to an unsecured creditor which the Company bought at a discount, resulting in an extraordinary gain of $2,000 ($0.00 per share), and the extinguishment of debt to a vendor for approximately $4,000 ($0.00 per share). There were no income tax effects as a result of these events.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
12. Commitments and Contingencies:

Employment Agreement:
--------------------
In December 2000, the Company entered into a five year employment agreement with its President. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, "pre -tax income" shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to employees. The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year. The employer's regularly retained independent auditor, shall make the determination of "pre-tax income" after consultation with the Board of Directors Compensation Committee, which determination shall be final and conclusive on the parties hereto. The President of the Company voluntarily took a 30 % reduction in compensation at the time that salary reductions, ranging from 6% to 12%, went into effect for all of the employees of the Company.

The President's employment agreement stipulates, in Article 2.2, "Option to Extend", that the contract is automatically extended for one year periods unless a notice is given by either party one year prior to the yearly anniversary.

Upon execution of the agreement, the President received a grant of options to purchase ten percent (10%) of the outstanding shares of the Company's common stock, par value $.01 calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the Company's common stock on the NASDAQ Over-the-Counter Bulletin Board (the "OTCBB") on the date of the grant ($0.40). Fifty percent (50%) of the Initial Stock Options granted are vested immediately upon grant. The remaining fifty percent (50%) of the Initial Stock Options will vest in equal amounts on each of the first five anniversaries of the date of grant.

These stock options are in addition to, and not in lieu of or in substitution for, the Stock Options (the "1992 Stock Options") granted to employee pursuant to the Incentive Stock Option Plan Agreement under Solitron Devices, Inc. 1987 Stock Option Plan dated October 20, 1992 between the Company and the employee.

In July 2001, the Board of Directors approved a bonus payment to the President of $56,430 for the year ended February 28, 2001. This bonus was paid out in cash in July 2001, and charged to expense in February 2001. No bonus was accrued for the year ending February 28, 2002.

Environmental Compliance:
-------------------------
The Company is currently engaged in negotiations with the United States Environmental Protection Agency ("USEPA") to resolve the Company's alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida; Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Disposal Superfund Site, Santa Barbara County, California; and Solitron Devices Site, Riviera Beach, Florida. USEPA contends that the Company is liable for a share of past and future costs incurred by USEPA in connection with the investigation and remediation of the four (4) sites. At a meeting with USEPA on March 23, 2001, USEPA contended that the Company's alleged share of liability at the four (4) sites totals approximately $8 million, which USEPA broke down on a site by site basis as follows: Solitron Microwave, Port Salerno-$3.8 million; Petroleum Products - $150,000; Casmalia Disposal - $2.7 million; and Solitron Devices, Riviera Beach - $1 million.

In addition to the claims asserted by USEPA against the Company at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites, claims have been asserted against the Company by groups of alleged responsible parties formed at each of these two sites for all past and future cleanup expenses incurred or to be incurred by the respective groups. During the negotiations with USEPA to resolve the Company's alleged liability at all four (4) sites, the Company was advised by USEPA that a settlement with USEPA would most likely resolve the claims of the groups of

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


12. Commitments and Contingencies (continued)

alleged responsible parties formed at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites. Preliminary communications with attorneys representing the respective groups support USEPA's representations in this regard.

The Company contends that the claims of USEPA and the private parties referenced above were discharged in bankruptcy pursuant to the Bankruptcy Court's Order Confirming Solitron's Fourth Amended Plan of Re-Organization, entered in August 1993. Nevertheless, the Company is negotiating with USEPA to settle its outstanding liability at all four (4) sites based on an ability to pay ("ATP") determination. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), the United States may enter into ATP settlements with individuals and businesses for recovery of response costs and performance of cleanup work in appropriate cases. The ATP settlement process is reserved for potentially responsible parties ("PRPs") who demonstrate to USEPA's satisfaction that payment of the amount sought by the government is likely to put an entity out of business or otherwise jeopardize its viability by creating an undue financial hardship. An undue financial hardship occurs if, in the opinion of USEPA, satisfaction of the environmental claim will deprive a PRP of ordinary and necessary assets or cause a PRP to be unable to pay for ordinary and necessary business expenses and/or ordinary and necessary living expenses. The ATP settlement process provides for a reduction in the proposed settlement to an amount that, in the USEPA's estimation, is not likely to create an undue financial hardship.

In connection with the foregoing settlement negotiations, the Riviera Beach Property was sold on October 12, 1999 by the Company. Under the terms of the sale, the USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. Additionally, the Company has offered and USEPA has agreed to accept the net proceeds of the sale resulting from the sale of the Solitron Microwave Port Salerno Site. Sale of the Port Salerno Site is currently the subject of negotiations between the Company and a prospective purchaser. In addition, USEPA has advised the Company that the Company will be required to contribute additional funds to effect the settlement. The Company was advised in March 2000 that USEPA had determined initially that USEPA's model evaluating the Company's ability to pay determined that the Company could contribute an additional $80,000 plus a percentage of profits to effect the settlement. On May 20, 2002, the Company submitted it's ATP settlement offer to USEPA, the substantial provisions of which included payment of the sum of $65,000.00 over two years, and payment to USEPA of 5% of Solitron's net after tax income over the first $500,000.00, if any, for years 3-7 following the effective date of the settlement. USEPA is currently considering the Company's offer. Once the Company and USEPA have reached agreement on the ATP negotiations, it is anticipated that USEPA will recommend to the PRP groups at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites that the respective groups release the Company from further liability at either site upon the Company's compliance with the ATP settlement terms and conditions.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12. Commitments and Contingencies (continued)

Operating Leases:
----------------
The Company has entered into a new lease agreement for its production facility. The lease has a 10-year term which expires in the year 2011 and has no option to renew under current terms. The lease is subject to escalations based on operating expenses. Future minimum lease payments for all non-cancelable operating leases are as follows:

    FISCAL YEAR ENDING FEBRUARY 28/29             AMOUNT
    ---------------------------------           ---------
               2003                               379,000
               2004                               390,000
               2005                               402,000
               2006                               414,000
               2007                               427,000
            Thereafter                          2,248,000
                                                ---------
               Total                            4,260,000
                                                =========

Total rent expense was $353,000 for the year ended February 28, 2002 as compared with $317,000 for the year ended February 28, 2001. These figures include rental of storage space, which is made on a month-to-month basis.

In connection with the Vector Purchase Agreement, the Company entered into a sublease agreement whereby S/V Microwave had agreed to reimburse the Company for one-third of the above noted rental obligations in exchange for S/V Microwave's use of approximately one-third of the facility. From January 1997 through December 2001, S/V Microwave made these payments directly to the landlord. S/V Microwave terminated the sublease at its original termination date of December 31, 2001 and has left the premises. The Company renegotiated a new lease to exclude the area previously utilized by S/V Microwave. The Company, accordingly with the terms of the new lease, had walls constructed and utilities divided so that the space previously occupied by S/V Microwave would be completely separate from the space occupied by The Company. The new lease is for a term of ten years ending December 31, 2011 and does not contain a renewal option.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------
         None

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
                                                        YEAR
                                                        FIRST         TERM AS
                                                        BECAME        DIRECTOR
NAME                AGE     POSITION WITH SOLITRON      DIRECTOR      EXPIRES(1)
----                ---     ----------------------      --------      ----------
Shevach Saraf       59      Chairman of the Board,      1992          Expired
                            Chief Executive Officer,
                            President and Treasurer

Mr. Jacob Davis     65      Director                    1996          Expired

Mr. Joseph Schlig   74      Director                    1996          Expired

(1) The term of each Director has expired. Each Director shall continue in office until his successor is elected at the next annual meeting of stockholders.

Mr. Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992 and Chairman of the Board since September 1993. He has 41 years experience in operations and engineering management with electronics and electromechanical manufacturing companies.

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

Mr. Jacob (Jay) A. Davis was elected a Director of the Company on August 26, 1996. He is Vice President of Business Planning and Finance for AET, Inc, a developing, Melbourne, Florida based software company. In 1994 and 1995, he was Visiting Professor in Engineering Management at Florida Institute of Technology. He is presently Vice-Chairman of the Brevard SCORE Chapter and devotes significant time to counseling with local businesses. He is an active member of the International Executive Service Corps (IESC) serving in South Russia during May and June of 1996.

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

Mr. Joseph Schlig was elected a Director of the Company on August 26, 1996. He is Managing Director of Fairhaven Associates, a professional consulting firm supporting small and medium size businesses in strategic planning; financial, marketing and operations management and organizational development. From 1995 to 1997, Mr. Schlig also served as Chief Financial Officer of Industrial Technologies, Inc. For the prior five years, Mr. Schlig was a business consultant to private companies and to the State of Connecticut Department of Economic Development. Mr. Schlig has many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon. Mr. Schlig has also operated several small/medium size companies in both the public and private sectors. He also serves as a director of the Trumbull Technology Foundation, the Bridgeport Economic Development Corporation, and the MIT Enterprise Forum of Connecticut. Mr. Schlig has an engineering degree from the Stevens Institute of Technology and an MBA from the Harvard Business School where he was a Baker Scholar. Mr. Schlig is a member of the Audit and Compensation Committees.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten-percent stockholders are required to furnish the Company with copies of all
Section 16(a) forms they file. Based upon a review of the copies of Section 16(a) filings furnished to the Company and written representations from the Company's current executive officers, directors and ten percent stockholders, the Company believes that during the fiscal year ended February 28, 2002, directors, executive officers and ten percent stockholders of the Company complied with Section 16(a) filing requirements applicable to them.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

Summary Compensation Table
--------------------------
The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 28, 2002, 2001 and February 29, 2000.

                                            ANNUAL COMPENSATION
                              ----------------------------------------------
                               YEAR                                 OTHER
                               ENDED                                ANNUAL
    NAME AND                 FEBRUARY                              COMPEN-
PRINCIPAL POSITION             28/29    SALARY ($)     BONUS ($)   SATION($)
------------------            ------    ----------     ---------   ---------
Shevach Saraf                  2000       166,727        40,000       19,303
  Chairman of the Board.,      2001       184,459        58,327      111,439
  Chief Executive Officer,     2002       188,030        56,430       53,441
  President and Treasurer

In December 2000, the Company entered into a five-year employment agreement with its President and CEO. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, "pre -tax income" shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to employees. The bonus payable hereunder shall be within ninety (90) days after the end of the fiscal year. The determination of "pre-tax income" shall be made by the employer's regularly retained independent auditor, after consultation with the Board of Directors Compensation Committee, which determination shall be final and conclusive on the parties hereto.

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

The President of the Company voluntarily took a 30% reduction in compensation at the time that salary reductions, ranging from 6% to 12%, went into effect for all of the employees of the Company.

In July 2001, the Board of Directors approved a bonus payment to the President of $56,430 for the year ended . This bonus was paid out in cash in July 2001, and charged to expense in February 2001. In the fiscal year 2002, no bonus has been accrued.

Executive officers of the Company may also participate in the Company's 1987 Stock Option Plan, the Company's Deferred Compensation Plan and the Company's Employee 401-K and Profit Sharing Plan (the "Profit Sharing Plan"). During the fiscal year ended , no amounts were deferred by executive officers under the Company's Deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

Aggregated Option Exercises and Fiscal Year-End Option Values
-------------------------------------------------------------
The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 2002 held by the Company's Chief Executive Officer. The Company's Chief Executive Officer did not exercise any stock options during the fiscal year ended February 28, 2002.

                          NUMBER OF  SECURITIES         VALUE OF UNEXERCISED
                          UNDERLYING UNEXERCISED            IN-THE-MONEY
                             OPTIONS HELD AT              OPTIONS HELD AT
                            FISCAL YEAR END (#)         FISCAL YEAR END ($)
NAME AND                ---------------------------  ---------------------------
PRINCIPAL POSITION      EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------      -----------   -------------  -----------   -------------
Shevach Saraf,
Chairman of the Board,
Chief Executive Officer,
President & Treasurer       299,760          82,749      $59,952         $16,550

Director Remuneration
---------------------
Each director who is not employed by the Company receives $1,000 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company.

Total fees paid to all directors for attendance at Board and committee meetings amounted to $8,000 for the fiscal year ended February 28, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 28, 2002 by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

                                    NUMBER OF SHARES           PERCENTAGE OF
NAME AND ADDRESS                 BENEFICIALLY OWNED (1)   OUTSTANDING SHARES (1)
----------------                 ----------------------   ----------------------
Shevach Saraf
3301 Electronics Way                    602,351 (2)               29.11%
West Palm Beach, FL  33407

Dr. Jacob Davis
370 Franklyn Avenue                      13,000 (2)                    *
Indialantic, FL  32903

Joseph Schlig
129 Mayfield Drive                       13,000 (2)                    *
Trumbull, CT  06611

All Executive Officers and
Directors as a Group (3 persons)        628,351 (2)               30.37%

John Stayduhar Revocable Trust          427,848                   20.66%
c/o Boyes & Farina
1001 Forum Place, Suite 900
West Palm Beach, FL   33401

Bruce Paul                              231,500                   11.18%
Hampton Road
Purchase, NY  10577

*  Less than 2%

     (1) For purposes of this table, beneficial ownership is computed pursuant to rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of
          Section 16 of such Act.

     (2) Includes shares that may be acquired upon exercise of options that are exercisable within sixty (60) days in the following amounts: Mr. Saraf
          - 382,197 shares; Mr. Schlig - 13,000 shares; Mr. Davis - 13,000 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
         None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

4.1 Rights Agreement dated as of May 31, 2001, between Solitron Devices, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company's current report on Form 8-K filed on June 20, 2001).

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

10.4 Commercial Lease Agreement, dated January 1, 1992, between William C. Clark, as Trustee, and Solitron Devices, Inc. (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

10.5* Reduction in Space and Rent Agreement dated November 1, 2001 between Solitron Devices, Inc. and Technology Place, Inc.

10.6 Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company's Form 10-K for the year ended February 28, 2001)

21*     List of Subsidiaries of the Company.



(B)     REPORTS ON FORM 8-K

        None


        * Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOLITRON DEVICES, INC.

/s/ Shevach Saraf
-------------------------------
By: Shevach Saraf
Title: Chairman of the Board,
       President and Chief Executive Officer

Date: June 13, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                        TITLE                               DATE
---------                        -----                               ----


/s/ Shevach Saraf                Chairman of the Board,           June 13, 2002
-----------------------          President, Chief
Shevach Saraf                    Executive Officer and
                                 Treasurer
                                 (Principal Executive Officer
                                 and Principal Financial and
                                 Accounting Officer)


/s/ Jacob Davis                  Director                         June 13, 2002
-----------------------
Jacob Davis


/s/ Joseph Schlig                Director                         June 13, 2002
-----------------------
Joseph Schlig

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

4.1 Rights Agreement dated as of May 31, 2001, between Solitron Devices, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company's current report on Form 8-K filed on June 20, 2001).

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

10.4 Commercial Lease Agreement, dated January 1, 1992, between William C. Clark, as Trustee, and Solitron Devices, Inc. (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

10.5* Reduction in Space and Rent Agreement dated November 1, 2001 between Solitron Devices, Inc., and Technology Place, Inc.

10.6 Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company's Form 10-K for the year ended February 28, 2001)

21*     List of Subsidiaries of the Company


  * Filed herewith