Form 10QSB
period 2002-05-31
SOLITRON DEVICES INC
filed 2002-07-08
CIK 91668

================================================================================

                      U.S. SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 31, 2002

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

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    -------          -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2002: 2,070,821.

Transitional Small Business Disclosure Format (check one):

Yes    X         No
    -------          -------
================================================================================

                             SOLITRON DEVICES, INC.
                             ----------------------

                                      INDEX



PART 1 - FINANCIAL INFORMATION
------------------------------


Item   1.  Financial Statements (unaudited):

             Consolidated Balance Sheets -- May 31, 2002 and February 28, 2002


             Consolidated Statements of Operations -- Three Months Ended May 31, 2002 and 2001


             Consolidated Statements of Cash Flows -- Three Months Ended May 31, 2002 and 2001


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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------




ITEM 1.    Financial Statements:  Pages 4 - 9



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of operations: Pages 10-13

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------





                                              May 31, 2002     February 28, 2002
                                               ----------          ----------
                                               (Unaudited)          (Audited)
CURRENT ASSETS:
Cash                                           $1,616,000          $1,335,000
Accounts receivable, less allowance
     for doubtful accounts of $2,000              690,000             965,000
Inventories                                     2,730,000           2,692,000
Prepaid expenses and other current assets         129,000             135,000
Due from S/V Microwave                              1,000               1,000
                                               ----------          ----------

     Total current assets                      $5,166,000          $5,128,000

PROPERTY, PLANT AND EQUIPMENT, net                458,000             477,000
NON-OPERATING PLANT FACILITIES, net of cost
     to dispose                                         0                   0
OTHER ASSETS                                       52,000              52,000
                                               ----------          ----------

TOTAL ASSETS                                   $5,676,000          $5,657,000
                                               ==========          ==========












                   The accompanying notes are an integral part
                          of these financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                                                May 31, 2002       February 28, 2002
                                                                                -----------           -----------
                                                                                (Unaudited)            (Audited)
CURRENT LIABILITIES:
     Current portion of accrued environmental expenses                          $   765,000           $   738,000
     Accounts payable - Post petition                                               400,000               410,000
     Accounts payable - Pre-petition, current portion                               639,000               651,000
     Accrued expenses and other liabilities                                       1,250,000             1,271,000
     Accrued Chapter 11 administrative expense                                        1,000                 1,000
                                                                                -----------           -----------

        Total current liabilities                                               $ 3,055,000           $ 3,071,000


Other long-term liabilities net of current portion,
      net of cost to dispose of non-operating plant facilities                      444,000               430,000
                                                                                -----------           -----------

TOTAL LIABILITIES                                                               $ 3,499,000           $ 3,501,000
                                                                                ===========           ===========


Stockholders' Equity:
     Preferred stock, $.01 par value,
       authorized 500,000 shares,
       0 shares issued and outstanding                                                  -0-                   -0-

    Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 2,070,821                                              21,000                21,000

     Additional paid-in capital                                                   2,617,000             2,617,000

     Accumulated deficit                                                           (461,000)             (482,000)
                                                                                -----------           -----------

        Total stockholders' equity                                                2,177,000             2,156,000
                                                                                -----------           -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $ 5,676,000           $ 5,657,000
                                                                                ===========           ===========

                   The accompanying notes are an integral part
                          of these financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                          Three Months Ended May 31,
                                                         2002                  2001
                                                      -----------           -----------
                                                      (Unaudited)           (Unaudited)
Net Sales:                                            $ 1,818,000           $ 1,658,000
Cost of sales                                           1,520,000             1,498,000
                                                      -----------           -----------

Gross Profit                                              298,000               160,000

Selling, general and administrative expenses              278,000               341,000
                                                      -----------           -----------

Operating  income/(loss)                                   20,000              (181,000)
                                                      -----------           -----------


Other Income (Expense):
   Other income                                            16,000                36,000
   Interest expense                                       (13,000)              (15,000)
   Other                                                   (2,000)               (2,000)
                                                      -----------           -----------

 Net other income (expense)                                 1,000                19,000
                                                      -----------           -----------

 Net income/(loss)                                    $    21,000           $  (162,000)
                                                      ===========           ===========

INCOME/(LOSS) PER SHARE: Basic                        $      0.01           $      (.08)
                         Diluted                      $      0.01           $      (.08)

WEIGHTED AVERAGE SHARES
   OUTSTANDING           Basic                          2,070,821             2,068,731
                         Diluted                        2,089,816             2,068,731




                   The accompanying notes are an integral part of these consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------



                                                                    Three Months Ended May 31,
                                                                   2002                  2001
                                                                -----------           -----------
                                                                (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net profit (loss)                                       $    21,000           $  (162,000)
                                                                -----------           -----------
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
        Depreciation and amortization                                43,000                53,000
            (Increase)/Decrease in:
               Accounts Receivable                                  275,000                93,000
               Inventories                                          (38,000)              (80,000)
               Prepaid Expenses
                 and other current assets                             6,000                44,000
               Due from SV Microwave                                   --                   2,000
            Increase/(Decrease) in:
               Accounts Payable                                     (22,000)               (5,000)
               Accrued Expenses and other liabilities               (21,000)              109,000
                 Accrued Environmental Expenses                      27,000                27,000
               Other Long Term Liabilities                           14,000               (30,000)
                                                                -----------           -----------

Total adjustments                                                   284,000               213,000
                                                                -----------           -----------

        Net cash provided by
        operating activities                                        305,000                51,000
                                                                -----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment                  (24,000)             (157,000)
                                                                -----------           -----------

               Net Cash used in investing activities                (24,000)             (157,000)
                                                                -----------           -----------


NET INCREASE (DECREASE) IN CASH                                     281,000              (106,000)
CASH AT BEGINNING OF PERIOD                                     $ 1,335,000           $ 2,190,000
                                                                -----------           -----------
CASH AT END OF PERIOD                                           $ 1,616,000           $ 2,084,000
                                                                ===========           ===========

Supplemental cash flow disclosure: Interest paid during the three months ended May 31, 2002 and 2001 was approximately $13,000 and $15,000 respectively.





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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002.

The results of operations for the three-month period ended May 31, 2002 are not necessarily indicative of the results to be expected for the year ended February 28, 2003.

2.       ENVIRONMENTAL REGULATION
         ------------------------

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state, and local laws and, therefore, is subject to regulations related to their use, storage, discharge, and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be materially adversely affected by, current or future environmental laws or regulations.

The information contained in this Form 10-QSB should be read in conjunction with the "Business - Environmental Liabilities" section appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002.

3.       INVENTORIES:
         ------------

As of May 31, 2002 net inventories consist of the following:

            Raw Materials                                   $ 1,376,000
            Work-In-Process and Finished Goods                1,354,000
                                                            -----------
            Total Net Inventories                           $ 2,730,000
                                                            -----------

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

5.          SUBSEQUENT EVENT:
            -----------------

On June 26, 2002, the Company executed an agreement with a third party for the sale of the Solitron Microwave Superfund Site in Port Salerno, Florida, which consists of a 42,000 square foot building and 23 acres of undeveloped land. The purchase price for the property is $800,000, and the closing of the sale is required to take place within 330 days of the execution of the agreement, provided certain contingencies are met. After deducting amounts required to satisfy certain non-environmental liens on the property, such as those for taxes, and certain of the Company's expenses in connection with the sale of the property, the net proceeds of the sale will be paid over to the U.S. Environmental Protection Agency ("USEPA") to release certain liens on the property for costs incurred by USEPA in connection with the investigation and remediation of the site. The Consent Final Judgment between the Company and the Florida Department of Environmental Protection, dated as of October 21, 1993, may need to be modified by the parties to allow for the net proceeds to go to USEPA. The release of USEPA's lien does not discharge the Company's alleged liability for clean-up costs of the site, which are currently still under negotiation with USEPA.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Statements
--------------------------
Information in this Form 10-QSB, including any information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
     o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
     o   changes in military or defense appropriations;
     o inability to make or renegotiate payments under the Company's Plan of Reorganization;
     o   unexpected impediments affecting ability to fill backlog;
     o   inability to be released from environmental liabilities;
     o an increase in the expected cost of environmental compliance based on factors unknown at this time;
     o   changes in law or industry regulation;
     o inability to sell certain properties or to obtain expected prices for such properties;
     o   unexpected growth or stagnation of the business; and
     o other unforeseen activities, events and developments that may occur in the future.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

Trends and Uncertainties:
-------------------------
During the three months ended May 31, 2002, the company's book-to-bill ratio decreased to approximately 0.84, reflecting both an increase in the volume of shipments and a lower amount of orders booked. The Company does not believe that the change in the book-to-bill ratio indicates a specific trend in the demand for the Company's products. Generally, the intake of orders over the last eighteen months has been low as a result of the general slow-down of the economy and of continued cuts in defense spending on programs the Company supports, which is expected to continue over the next six to nine months. The Company continued to implement steps intended to reduce its variable manufacturing costs to offset the impact of the low volume of orders to be shipped. However, should order intake continue at the level experienced in the last eighteen months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended May 31, 2002 Compared to Three Months
------------------------------------------------------------------------------
Ended May 31, 2001:
-------------------
Net sales for the three months ended May 31, 2002 increased approximately 10% to $1,818,000 as compared to $1,658,000 for the three months ended May 31, 2001. This increase was primarily attributable to a higher level of orders that were to be shipped in accordance with customer requirements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


Cost of sales for the three months ended May 31, 2002 increased to $1,520,000 from $1,498,000 for the comparable period in 2001. However, expressed as a percentage of sales, Cost of sales decreased to 83.6% from 90.35% for the same periods. This change was due partly to a higher level of shipments and partly to slight reductions in material and labor costs expressed as a percentage of sales.

Gross profit for the three months ended May 31, 2002 increased to $298,000 from $160,000 for the three months ended May 31, 2001. Accordingly, gross margins on the Company's sales increased to 16.4% for the three months ended May 31, 2002 in comparison to 9.65% for the three months ended May 31, 2001. This change was due partly to a higher level of shipments and partly to slight reductions in material and labor costs expressed as a percentage of sales.

For the three months ending May 31, 2002, the Company shipped 193,321 units as compared with 99,579 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

The Company's backlog of open orders increased 7.3% for the three months ended May 31, 2002 as compared to a decrease of 4.7% for the three months ended May 31, 2001. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase in the level of booking of approximately 3% for the quarter ended May 31, 2002 as compared to the same period for the previous year principally as a result of a higher demand for its product in this period.

Selling, general, and administrative expenses decreased to $278,000 for the three months ended May 31, 2002 from $341,000 for the comparable period in 2001. During the three months ending May 31, 2002, selling, general, and administrative expenses as a percentage of sales decreased to 15.3% as compared with 20.6% for the three months ending May 31, 2001. This decrease is due to lower salaries and to lower legal fees offset slightly by an increase in commissions paid on sales.

Operating Income for the three months ended May 31, 2002 increased to a profit of $20,000 from a loss of $181,000 for the three months ended May 31, 2001. This increase is due to a higher gross profit and to a decrease in selling, general and administrative expenses.

The Company recorded a net other income of $1,000 for the three months ended May 31, 2002 versus a net other income of $19,000 for the three months ended May 31, 2001. The variance was due primarily to a decrease in the Company's interest income, which resulted from both a smaller average invested cash balance and lower interest rates received from the Company's bank.

Net income for the three months ended May 31, 2002 increased to a profit of $21,000 from a loss of $(162,000) for the same period in 2001. This increase is due to a higher sales volume and to a decrease in selling, general and administrative expenses.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Liquidity and Capital Resources
-------------------------------

The Company's sole source of liquidity is cash generated by ongoing operations. The Company's liquidity is expected to be adversely affected in the short term due to the anticipated lower level of revenue in the next six to nine months. The Company's liquidity is not expected to improve until the Company's revenue increases above its breakeven point.

Furthermore, the Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the Company's 1993 bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB filed for the period ended February 28, 2002.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. At May 30, 2002, the Company is currently scheduled to pay approximately $1,980,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of May 30, 2002, the Company paid approximately $366,000 to its unsecured creditors.

On June 26, 2002, the Company executed an agreement with a third party for the sale of the Solitron Microwave Superfund Site in Port Salerno, Florida, which consists of a 42,000 square foot building and 23 acres of undeveloped land. The purchase price for the property is $800,000, and the closing of the sale is required to take place within 330 days of the execution of the agreement, provided certain contingencies are met. After deducting amounts required to satisfy certain non-environmental liens on the property, such as those for taxes, and certain of the Company's expenses in connection with the sale of the property, the net proceeds of the sale will be paid over to the U.S. Environmental Protection Agency ("USEPA") to release certain liens on the property for costs incurred by USEPA in connection with the investigation and remediation of the site. The Consent Final Judgment between the Company and the Florida Department of Environmental Protection, dated as of October 21, 1993, may need to be modified by the parties to allow for the net proceeds to go to USEPA. The release of USEPA's lien does not discharge the Company's alleged liability for clean-up costs of the site, which are currently still under negotiation with USEPA. For a more definitive description of environmental matters pertaining to the Port Salerno property, please refer to "Business--Environmental Liabilities" in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002.

The Company reported a net income of $21,000 and an operating income of $20,000 for the three months ended May 31, 2002. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At May 31, 2002, February 28, 2002 and May 31, 2001 respectively, the Company had cash of $1,616,000, $1,335,000 and $2,084,000. The increase during the last three months was primarily attributable to higher revenues and to lower expenses. Reduction in accounts receivable contributed $275,000 to the last three months' positive cash flow generated by ongoing operations.

At May 31, 2002, the Company had working capital of $2,111,000 as compared with a working capital at May 31, 2001 of $2,531,000. At February 28, 2002, the Company had a working capital of $2,057,000. The approximately $54,000 increase for the three months ended May 31, 2002 was due mainly to an increase in cash.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.      LEGAL PROCEEDINGS:
             ------------------
             None.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS:
             ------------------------------------------
             None.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES:
             ---------------------------------
             See "Management's Discussion and Analysis - Liquidity and Capital Resources" in this Form 10-QSB and "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB for the period ended February 28, 2002, for a discussion of the status of payments pursuant to the Company's 1993 bankruptcy reorganization.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
             ----------------------------------------------------
             None.


ITEM 5.      OTHER INFORMATION:
             ------------------
             None


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K:
              ---------------------------------
              (a) Contract for Purchase and Sale dated as of June 26, 2002, between the Company and Port Salerno Industrial Park, LLC

              (b)  Forms 8-K:
                   None.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, therein duly authorized.




                                                   SOLITRON DEVICES, INC.


                                                    /s/ Shevach Saraf
Date:  July 8, 2002                                ----------------------------
                                                   By:   Shevach Saraf
                                                   Title:  Chairman, President,
                                                   Chief Executive Officer and
                                                   principal accounting officer

                                  EXHIBIT INDEX
                                  -------------




EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

10.1* Contract for Purchase and Sale, dated as of June 26, 2002, between the Company and Port Salerno Industrial Park, LLC



* filed herewith