Form 10QSB
period 2002-08-31
SOLITRON DEVICES INC
filed 2002-10-11
CIK 91668

================================================================================

                      U.S. SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended August 31, 2002


   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to _________


                        Commission file number: 001-04978


                             SOLITRON DEVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                              22-1684144
       ------------------------------        ----------------------------------
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


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 2,070,821.

Transitional Small Business Disclosure Format (check one):

Yes         No   X
    -----      -----
================================================================================

                             SOLITRON DEVICES, INC.
                             ----------------------

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION
------------------------------


Item 1.      Financial Statements (unaudited):

             Consolidated Balance Sheets - August 31, 2002 and
             February 28, 2002                                              3-4

             Consolidated Statements of Operations - Three and Six
             Months Ended August 31, 2002 and 2001                           5

             Consolidated Statements of Cash Flows - Six Months Ended        6
             August 31, 2002 and 2001

             Notes to Consolidated Financial Statements                     7-8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9-12

Item 3.      Controls and Procedures                                       12-13




PART II - OTHER INFORMATION
---------------------------

Item 1.      Legal Proceedings                                              14

Item 2.      Changes in Securities and Use of Proceeds                      14

Item 3.      Defaults Upon Senior Securities                                14

Item 4.      Submission of Matters to a Vote of Security Holders            14

Item 5.      Other Information                                              14

Item 6.      Exhibits and Reports on Form 8-K                               14

Signatures                                                                  15

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                              August 31, 2002  February 28, 2002
                                              ---------------  -----------------
                                                (Unaudited)        (Audited)
CURRENT ASSETS:

Cash                                            $ 1,642,000       $ 1,335,000
Accounts receivable, less allowance
     for doubtful accounts of $2,000                760,000           965,000
Inventories                                       2,673,000         2,692,000
Prepaid expenses and other current assets           127,000           135,000
Due from S/V Microwave                                  -0-             1,000
                                                -----------       -----------
     Total current assets                       $ 5,202,000       $ 5,128,000

PROPERTY, PLANT AND EQUIPMENT, net                  526,000           477,000
NON-OPERATING PLANT FACILITIES, net of cost
     to dispose                                         -0-               -0-
OTHER ASSETS                                         53,000            52,000
                                                -----------       -----------
TOTAL ASSETS                                    $ 5,781,000       $ 5,657,000
                                                ===========       ===========









                   The accompanying notes are an integral part
                          of these financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEET



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                          August 31,      February 28,
                                                             2002             2002
                                                         -----------      -----------
                                                         (Unaudited)       (Audited)

CURRENT LIABILITIES:
  Current portion of accrued environmental expenses      $   792,000      $   738,000
  Accounts payable - Post petition                           380,000          410,000
  Accounts payable - Pre-petition, current portion           627,000          651,000
  Accrued expenses and other liabilities                   1,328,000        1,271,000
  Accrued Chapter 11 administrative expense                      -0-            1,000
                                                         -----------      -----------
    Total current liabilities                            $ 3,127,000      $ 3,071,000


Other long-term liabilities net of
  current portion, net of cost to dispose
  of non-operating plant facilities                          373,000          430,000
                                                         -----------      -----------
TOTAL LIABILITIES                                        $ 3,500,000      $ 3,501,000
                                                         ===========      ===========


Stockholders' Equity:
  Preferred stock, $.01 par value,
    authorized 500,000 shares,
    0 shares issued and outstanding                              -0-              -0-

  Common stock $.01 par value,
    authorized 10,000,000 shares,
    issued and outstanding 2,070,821                          21,000           21,000

  Additional paid-in capital                               2,617,000        2,617,000

  Accumulated deficit                                       (357,000)        (482,000)
                                                         -----------      -----------

    Total stockholders' equity                             2,281,000        2,156,000
                                                         -----------      -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 5,781,000      $ 5,657,000
                                                         ===========      ===========

                   The accompanying notes are an integral part
                          of these financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three Months Ended August 31,    Six Months Ended August 31,
                                       ----------------------------    ----------------------------
                                           2002            2001            2002            2001
                                       ------------    ------------    ------------    ------------
NET SALES                              $  1,810,000    $  1,714,000    $  3,628,000    $  3,372,000
Cost of Sales                             1,434,000       1,542,000       2,954,000       3,040,000
                                       ------------    ------------    ------------    ------------
Gross Profit                                376,000         172,000         674,000         332,000

Selling, general and administrative
  Expenses                                  271,000         327,000         549,000         668,000
                                       ------------    ------------    ------------    ------------

Operating Income/(Loss)                     105,000        (155,000)        125,000        (336,000)
                                       ------------    ------------    ------------    ------------


OTHER INCOME (EXPENSE):
  Other Income                               15,000          18,000          31,000          54,000

  Interest Expense                          (13,000)        (16,000)        (26,000)        (31,000)

  Other, net                                 (3,000)         (2,000)         (5,000)         (4,000)
                                       ------------    ------------    ------------    ------------

Other Income/(Expense) , Net                 (1,000)            --              --           19,000

Net Income/(Loss)                      $    104,000    $   (155,000)   $    125,000    $   (317,000)
                                       ============    ============    ============    ============

INCOME/(LOSS) PER SHARE: Basic         $       0.05    $      (0.07)   $       0.06    $      (0.15)
                       : Diluted       $       0.05    $      (0.07)   $       0.06    $      (0.15)


WEIGHTED AVERAGE
SHARES OUTSTANDING: Basic                 2,070,821       2,068,731       2,070,821       2,068,731
                  : Diluted               2,129,388       2,068,731       2,129,388       2,068,731


                   The accompanying notes are an integral part of these consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Six Months Ended August 31,
                                                         ----------------------------
                                                             2002             2001
                                                         -----------      -----------
                                                         (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                                      $   125,000      $  (317,000)
                                                         -----------      -----------
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                               85,000          107,000
    (Increase)/Decrease in:
      Accounts Receivable                                    205,000          152,000
      Inventories                                             19,000           85,000
      Prepaid Expenses
        and other current assets                               7,000           48,000
      Due from SV Microwave                                    1,000               -
    Increase/(Decrease) in:
      Accounts Payable                                       (30,000)          28,000
      Accounts Payable - Pre-petition                        (24,000)         (30,000)
      Accrued Expenses and other liabilities                  56,000          (35,000)
          Accrued Environmental Expenses                      54,000           54,000
      Other Long Term Liabilities                            (57,000)         (59,000)
                                                         -----------      -----------

Total adjustments                                            316,000          350,000
                                                         -----------      -----------

  Net cash provided by operating activities                  441,000           33,000
                                                         -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                (134,000)        (193,000)
                                                         -----------      -----------

  Net Cash used in investing activities                     (134,000)        (193,000)
                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH                              307,000         (160,000)
CASH AT BEGINNING OF PERIOD                              $ 1,335,000      $ 2,190,000
                                                         -----------      -----------
CASH AT END OF PERIOD                                    $ 1,642,000      $ 2,030,000
                                                         ===========      ===========

Supplemental cash flow disclosure: Interest paid during the six months ended August 31, 2002 and 2001 was approximately $26,000 and $31,000 respectively.



                   The accompanying notes are an integral part of these consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  GENERAL:
    --------
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002.

The results of operations for the three month and six month periods ended August 31, 2002 are not necessarily indicative of the results to be expected for the year ended February 28, 2003.


2.  ENVIRONMENTAL REGULATION
    ------------------------
While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state, and local laws and, therefore, is subject to regulations related to their use, storage, discharge, and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. The Company and its subsidiaries might be required to incur costs to comply with current or future environmental laws or regulations.

The information contained in this Form 10-QSB should be read in conjunction with the "Business - Environmental Liabilities" section appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002.


3.  INVENTORIES:
    ------------
As of August 31, 2002 net inventories consist of the following:

           Raw Materials                                 $ 1,316,000
           Work-In-Process and Finished Goods              1,357,000
                                                         -----------
           Total Net Inventories                         $ 2,673,000
                                                         -----------

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that could result from the possible inability of the Company to continue as a going concern.


5.  SUBSEQUENT AND OTHER EVENTS:
    ----------------------------
On June 26, 2002, the Company executed an agreement with Port Salerno Industrial Park, LLC,, the "Buyer", for the sale of the Solitron Microwave Superfund Site in Port Salerno, Florida, which consists of a 42,000 square foot building and 23 acres of undeveloped land. The purchase price for the property is $800,000, and the closing of the sale is required to take place within 330 days of the execution of the agreement, provided certain contingencies are met. After deducting amounts required to satisfy certain non-environmental liens on the property, such as those for taxes, and certain of the Company's expenses in connection with the sale of the property, the net proceeds of the sale will be paid over to the U.S. Environmental Protection Agency ("USEPA") to release certain liens on the property for costs incurred by USEPA in connection with the investigation and remediation of the site. The Consent Final Judgment between the Company and the Florida Department of Environmental Protection, dated as of October 21, 1993, may need to be modified by the parties to allow for the net proceeds to go to USEPA. The release of USEPA's lien does not discharge the Company's alleged liability for clean-up costs of the site, which are currently still under negotiation with USEPA.

On September 20, 2002 the Company and the Buyer agreed to amend the contract for the sale of the Port Salerno facility while the Buyer is performing its due diligence. The amendment allows the Buyer an additional thirty (30) days to perform its due diligence. The closing date is not affected by this amendment.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW:
---------
Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor power transistors, power and control hybrids, junction and MOS field effect transistors, thin film resistors and other related products. Most of the Company's products are custom made in accordance with contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army Navy transistors, diodes and Standard Military Drawings voltage regulators, are sold as standard or catalog items.

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


TRENDS AND UNCERTAINTIES:
-------------------------
During the six months ended August 31, 2002, the Company's book-to-bill ratio decreased to approximately 0.93, reflecting both an increase in the volume of shipments and a lower amount of orders booked when compared to the six months ending August 31, 2001. The Company does not believe that the change in the book-to-bill ratio indicates a specific trend in the demand for the Company's products.

During the month of September 2002 the Company booked orders, which were received later this year than in prior years. Historically these annual orders were received during the second fiscal quarter of each year. Thus, as of September 30, 2002 the Company's backlog increased 83.3% as compared to August 31, 2002. The Company does not believe that this increase in the net orders booked indicates a trend that will continue.

Generally, the intake of orders over the last eighteen months has been low as a result of the general slow-down of the economy and of continued cuts in defense spending on programs the Company supports, which is expected to continue, with the exception of September 2002, over the next six to nine months. The Company continues to implement steps intended to reduce its variable manufacturing costs to offset the impact of the low volume of orders to be shipped. However, should order intake continue at the level experienced in the last eighteen months, the Company might be required to implement further cost cutting or other downsizing measures or sell assets to continue its business operations.


RESULTS OF OPERATIONS-THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THREE
--------------------------------------------------------------------------
MONTHS ENDED AUGUST 31, 2001:
-----------------------------
Net sales for the three months ended August 31, 2002 increased approximately 5.6% to $1,810,000 as compared to $1,714,000 for the three months ended August 31, 2001. This increase was primarily attributable to a higher level of orders.

Cost of sales for the three months ended August 31, 2002 decreased to $1,434,000 from $1,542,000 for the comparable period in 2001. Expressed as a percentage of sales, Cost of sales decreased to 79.2% from 90.0% for the same periods. This change was due mainly to reductions in material and labor costs.

Gross profit for the three months ended August 31, 2002 increased to $376,000 from $172,000 for the three months ended August 31, 2001. Accordingly, gross margins on the Company's sales increased to 20.8% for the three months ended August 31, 2002 in comparison to 10.0% for the three months ended August 31, 2001. This change was due partly to a higher level of shipments and partly to reductions in material and labor costs.

For the three months ending August 31, 2002, the Company shipped 130,055 units as compared with 84,082 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased 17.4% for the three months ended August 31, 2002 as compared to an increase of 20.5% for the three months ended August 31, 2001. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease in the level of booking of approximately 55% for the quarter ended August 31, 2002 as compared to the same period for the previous year. Changes in the level of orders booked depend, in large extent, on the timing of issuance of orders from key customers.

Selling, general, and administrative expenses decreased to $271,000 for the three months ended August 31, 2002 from $327,000 for the comparable period in 2001. During the three months ending August 31, 2002, selling, general, and administrative expenses as a percentage of sales decreased to 15.0% as compared with 19.1% for the three months ending August 31, 2001. This decrease is due to lower salaries and to lower legal fees offset slightly by an increase in commissions paid on sales.

Operating Income for the three months ended August 31, 2002 increased to a profit of $105,000 from a loss of $155,000 for the three months ended August 31, 2001. This increase is due to a higher gross profit and to a decrease in selling, general and administrative expenses.

The Company recorded a net other expense of $1,000 for the three months ended August 31, 2002 versus a zero net amount for the three months ended August 31, 2001. The variance was due primarily to a decrease in the Company's interest income, which resulted from both a smaller average invested cash balance and lower interest rates received from the Company's bank.

Net income for the three months ended August 31, 2002 increased to a profit of $104,000 from a loss of $155,000 for the same period in 2001. This increase is due to a higher sales volume and to a decrease in selling, general and administrative expenses.

RESULTS OF OPERATIONS-SIX MONTHS ENDED AUGUST 31, 2002 COMPARED TO SIX MONTHS
-----------------------------------------------------------------------------
ENDED AUGUST 31, 2001:
----------------------
Net sales for the six months ended August 31, 2002 increased approximately 7.6% to $3,628,000 as compared to $3,372,000 for the six months ended August 31, 2001. This increase was primarily attributable to a higher level of orders.

Cost of sales for the six months ended August 31, 2002 decreased to $2,954,000 from $3,040,000 for the comparable period in 2001. Expressed as a percentage of sales, Cost of sales decreased to 81.4% from 90.2% for the same periods. This change was due mainly to reductions in material and labor costs.

Gross profit for the six months ended August 31, 2002 increased to $674,000 from $332,000 for the six months ended August 31, 2001. Accordingly, gross margins on the Company's sales increased to 18.6% for the six months ended August 31, 2002 in comparison to 9.8% for the six months ended August 31, 2001. This change was due partly to a higher level of shipments and partly to reductions in material and labor costs.

For the six months ending August 31, 2002, the Company shipped 323,376 units as compared with 183,661 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased 23.5% for the six months ended August 31, 2002 as compared to an increase of 14.7% for the six months ended August 31, 2001. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease in the level of booking of approximately 33% for the six months ended August 31, 2002 as compared to the same period for the previous year. Changes in the level of orders booked depend, in large extent, on the timing of issuance of orders from key customers.

Selling, general, and administrative expenses decreased to $549,000 for the six months ended August 31, 2002 from $668,000 for the comparable period in 2001. During the six months ending August 31, 2002, selling, general, and administrative expenses as a percentage of sales decreased to 15.1% as compared with 19.8% for the six months ending August 31, 2001. This decrease is due to lower salaries and to lower legal fees offset slightly by an increase in commissions paid on sales.

Operating Income for the six months ended August 31, 2002 increased to a profit of $125,000 from a loss of $336,000 for the six months ended August 31, 2001. This increase is due to a higher gross profit and to a decrease in selling, general and administrative expenses.

The Company recorded a zero net other income for the six months ended August 31, 2002 versus a net other income of $19,000 for the six months ended August 31, 2001. The variance was due primarily to a decrease in the Company's interest income, which resulted from both a smaller average invested cash balance and lower interest rates received from the Company's bank.

Net income for the six months ended August 31, 2002 increased to a profit of $125,000 from a loss of $317,000 for the same period in 2001. This increase is due to a higher sales volume and to a decrease in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's sole source of liquidity is cash generated by ongoing operations. The Company's liquidity is expected to be adversely affected in the short term due to the anticipated lower level of revenue in the next twelve months. The Company's liquidity is not expected to improve until the Company's revenue increases above its breakeven point.

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

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. At August 31, 2002, the Company is currently scheduled to pay approximately $1,969,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. After making the August 31, 2002 payment, the Company has paid approximately $378,000 to its unsecured creditors. The Company expects to continue making these quarterly payments at the same rate as it has done recently.

On June 26, 2002, the Company executed an agreement with Port Salerno Industrial Park, LLC, for the sale of the Solitron Microwave Superfund Site in Port Salerno, Florida, which consists of a 42,000 square foot building and 23 acres of undeveloped land. The purchase price for the property is $800,000, and the closing of the sale is required to take place within 330 days of the execution of the agreement, provided certain contingencies are met. After deducting amounts required to satisfy certain non-environmental liens on the property, such as those for taxes, and certain of the Company's expenses in connection with the sale of the property, the net proceeds of the sale will be paid over to the U.S. Environmental Protection Agency ("USEPA") to release certain liens on the property for costs incurred by USEPA in connection with the investigation and remediation of the site. The Consent Final Judgment between the Company and the Florida Department of Environmental Protection, dated as of October 21, 1993, may need to be modified by the parties to allow for the net proceeds to go to USEPA. The release of USEPA's lien does not discharge the Company's alleged liability for clean-up costs of the site, which are currently still under negotiation with USEPA. For a more definitive description of environmental matters pertaining to the Port Salerno property, please refer to "Business--Environmental Liabilities" in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002.

On September 20, 2002 the Company and the Buyer agreed to amend the contract for the sale of the Port Salerno facility while the Buyer is performing its due diligence. The amendment allows the Buyer an additional thirty (30) days to perform its due diligence. The closing date is not affected by this amendment.

The Company reported a net income of $125,000 and an operating income of $125,000 for the six months ended August 31, 2002. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At August 31, 2002, February 28, 2002 and August 31, 2001 respectively, the Company had cash of $1,642,000, $1,335,000 and $2,030,000. The increase during the last three months was primarily attributable to higher revenues and to lower expenses. Reduction in accounts receivable contributed $205,000 to the last six months' positive cash flow generated by ongoing operations.

At August 31, 2002, the Company had working capital of $2,075,000 as compared with a working capital at August 31, 2001 of $2,365,000. At February 28, 2002, the Company had a working capital of $2,057,000. The approximately $18,000 increase for the six months ended August 31, 2002 was due mainly to an increase in cash.


ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------
Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Forward-Looking Statements
--------------------------
Information in this Form 10-QSB, including any information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results could differ significantly from the results discussed in such forward-looking statements.

Statements regarding:

  o   sources and availability of liquidity;
  o   anticipated recovery of volume and price of product sales;
  o   strategic plans to improve the Company's performance;
  o   the Company's ability to fill its backlog;
  o   the Company's ability to sustain or grow bookings and sales;

  o the Company's ability to implement effectively cost-cutting or downsizing measures;
  o the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;
  o   expectations regarding military and defense spending;
  o the Company's ability to make payments required under the Plan of Reorganization;
  o the Company's ability to generate sufficient cash from operations or otherwise;
  o expectations of being released from certain environmental liabilities and the Company's ability to satisfy such liabilities;
  o amounts that the Company could receive (or not receive) upon the sale of the Solitron Microwave Superfund Site in Port Salerno, Florida and the expected application of such funds; and
  o other statements contained in this report that address activities, events of developments that the Company expects, believes or anticipates will or could occur in the future, and similar statements are forward-looking statements.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that could cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

  o a misinterpretation of the Company's capital needs and sources and availability of liquidity;
  o a change in government regulations which hinders the Company's ability to perform government contracts;
  o   a shift in or misinterpretation of industry trends;
  o   inability to sustain or grow bookings and sales;
  o inability to capitalize on competitive strengths or a misinterpretation of those strengths;
  o   the emergence of improved, patented technology by competitors;
  o a misinterpretation of the nature of the competition, the Company's competitive strengths or its reputation in the industry;
  o inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
  o   inability to generate sufficient cash to sustain operations;
  o   failure of price or volume recovery;
  o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
  o   changes in military or defense appropriations;
  o inability to make or renegotiate payments under the Company's Plan of Reorganization;
  o   unexpected impediments affecting ability to fill backlog;
  o   inability to be released from environmental liabilities;
  o an increase in the expected cost of environmental compliance based on factors unknown at this time;
  o   changes in law or industry regulation;
  o inability to close the sale of the Solitron Microwave Superfund Site in Port Salerno, Florida;
  o   unexpected growth or stagnation of the business; and
  o other unforeseen activities, events and developments that could occur in the future.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS:
         ------------------
         On August 7, 2002, the Company received from the New York State Department of Environmental Conservation a Request for Information concerning waste that may have been delivered by the Company to the municipal landfill in Clarkstown, New York. The Request for Information was directed to the operation of a facility the Company operated in Tappen, New York that closed in the mid-1980's. The New York Department of Environmental Conservation also requested that the Company sign a tolling agreement for any claims that may be asserted against the Company in connection with the Clarkstown municipal landfill site.

         The Company provided the requested information on August 29, 2002 and signed the tolling agreement. The Company believes that any hazardous waste that may have been sent by the Company to the Clarkstown municipal landfill was subsequently removed and properly disposed.

         The Company was not advised by the New York State Department of Environmental Conservation of any specific claims the Department is contemplating bringing against the Company and the magnitude of any such claims.

         The Company further believes that any claims asserted by the New York Department of Environmental Conservation in connection with hazardous waste are barred as a result of the Company's prior bankruptcy proceedings.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:
         ------------------------------------------
         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:
         --------------------------------
         See "Management's Discussion and Analysis - Liquidity and Capital Resources" in this Form 10-QSB and "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB for the period ended February 28, 2002, for a discussion of the status of payments pursuant to the Company's 1993 bankruptcy reorganization.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         ----------------------------------------------------
         None.


ITEM 5.  OTHER INFORMATION:
         ------------------
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------
  (a) 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer.

  (b)    Forms 8-K:
         None.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, therein duly authorized.



                                         SOLITRON DEVICES, INC.


Date: October 11, 2002                   /s/ Shevach Saraf
                                         --------------------------------------
                                         By:  Shevach Saraf
                                         Title: Chairman, President, Chief
                                                Executive Officer, Treasurer and
                                                Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of Solitron Devices, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Solitron Devices, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 11, 2002

                                         /s/ Shevach Saraf
                                         ----------------------------------
                                         Shevach Saraf
                                         Chairman, President, Chief Executive
                                         Officer, Treasurer and Chief Financial
                                         Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER      DESCRIPTION
------      -----------

99.1* Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executed by the Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer






* Filed herewith.