Form 10QSB
period 2002-11-30
SOLITRON DEVICES INC
filed 2003-01-07
CIK 91668

================================================================================

                      U.S. SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 2002

   [_]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                       Commission file number: 001-04978
                                               ---------

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

                                 (561) 848-4311
                          (Issuer's telephone number)

                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2002: 2,070,378.

Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [X]
================================================================================

                             SOLITRON DEVICES, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION
------------------------------


Item 1. Financial Statements (unaudited):

        Consolidated Balance Sheets - November 30, 2002 and
        February 28, 2002                                                  3-4

        Consolidated Statements of Operations - Three and Nine
        Months Ended  November 30, 2002 and 2001                            5

        Consolidated Statements of Cash Flows  - Nine Months
        Ended November 30, 2002 and 2001                                    6

        Notes to Consolidated Financial Statements                         7-8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              9-13

Item 3. Controls and Procedures                                            13


PART II - OTHER INFORMATION
---------------------------

Item  1.  Legal Proceedings                                                14

Item  2.  Changes in Securities and Use of Proceeds                        14

Item  3.  Defaults Upon Senior Securities                                  14

Item  4.  Submission of Matters to a Vote of Security Holders              14

Item  5.  Other Information                                                14

Item  6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                 15

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                     ASSETS
                                     ------


                                         November 30, 2002    February 28, 2002
                                         -----------------    -----------------
                                            (Unaudited)           (Audited)

CURRENT ASSETS:
Cash                                        $ 1,618,000          $ 1,335,000
Accounts receivable, less allowance
  for doubtful accounts of $2,000               871,000              965,000
Inventories                                   2,687,000            2,692,000
Prepaid expenses and other current assets       142,000              135,000
Due from S/V Microwave                                0                1,000
                                            -----------          -----------
Total current assets                        $ 5,318,000          $ 5,128,000


PROPERTY, PLANT AND EQUIPMENT, net              599,000              477,000
NON-OPERATING PLANT FACILITIES, net
  of cost to dispose                                  0                    0
OTHER ASSETS                                     53,000               52,000
                                            -----------          -----------
TOTAL ASSETS                                $ 5,970,000          $ 5,657,000
                                            ===========          ===========


                   The accompanying notes are an integral part
                          of these financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                              November 30, 2002    February 28, 2002
                                                              -----------------    -----------------
                                                                 (Unaudited)           (Audited)
CURRENT LIABILITIES:
  Current portion of accrued environmental expenses              $   819,000          $   738,000
  Accounts payable - Post petition                                   510,000              410,000
  Accounts payable - Pre-petition, current portion                   616,000              651,000
  Accrued expenses and other liabilities                           1,349,000            1,271,000
  Accrued Chapter 11 administrative expense                                0                1,000
                                                                 -----------          -----------
    Total current liabilities                                    $ 3,294,000          $ 3,071,000

Other long-term liabilities net of current portion,
  net of cost to dispose of non-operating plant facilities           353,000              430,000
                                                                 -----------          -----------
TOTAL LIABILITIES                                                $ 3,647,000          $ 3,501,000
                                                                 ===========          ===========

Stockholders' Equity:
    Preferred stock, $.01 par value,
       authorized 500,000 shares,
       0 shares issued and outstanding                                     0                    0

    Common stock $.01 par value,
       authorized 10,000,000 shares,
       issued and outstanding 2,070,821                               21,000               21,000

    Additional paid-in capital                                     2,617,000            2,617,000

    Accumulated deficit                                             (315,000)            (482,000)
                                                                 -----------          -----------
    Total stockholders' equity                                     2,323,000            2,156,000
                                                                 -----------          -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 5,970,000          $ 5,657,000
                                                                 ===========          ===========

                   The accompanying notes are an integral part
                          of these financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                              Three Months Ended November 30,   Nine Months Ended November 30,
                                                    2002           2001               2002           2001
                                                -----------    -----------        -----------    -----------
NET SALES                                       $ 1,821,000    $ 1,366,000        $ 5,449,000    $ 4,738,000
Cost of Sales                                     1,495,000      1,276,000          4,449,000      4,316,000
                                                -----------    -----------        -----------    -----------

Gross Profit                                        326,000         90,000          1,000,000        422,000

Selling, general and administrative Expenses        277,000        287,000            826,000        955,000
                                                -----------    -----------        -----------    -----------
Operating Income/(Loss)
                                                     49,000       (197,000)           174,000       (533,000)
                                                -----------    -----------        -----------    -----------
OTHER INCOME (EXPENSE):
   Other Income                                       8,000         13,000             39,000         67,000
   Interest Expense                                 (13,000)       (15,000)           (39,000)       (46,000)
   Other, net                                        (2,000)        (2,000)            (7,000)        (6,000)
                                                -----------    -----------        -----------    -----------

Other Income/(Expense), Net                          (7,000)        (4,000)            (7,000)        15,000
                                                -----------    -----------        -----------    -----------

Net Income/(Loss)                               $    42,000    $  (201,000)       $   167,000    $  (518,000)
                                                ===========    ===========        ===========    ===========

INCOME/(LOSS) PER SHARE: Basic                  $      0.02    $     (0.10)       $      0.08    $     (0.25)
                       : Diluted                $      0.02    $     (0.10)       $      0.08    $     (0.25)

WEIGHTED AVERAGE
SHARES OUTSTANDING: Basic                         2,070,378      2,068,731          2,070,378      2,068,731
                  : Diluted                       2,114,923      2,068,731          2,204,013      2,068,731


                   The accompanying notes are an integral part of these consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                              Nine Months Ended November 30,
                                                    2002           2001
                                                -----------    -----------
                                                (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                             $   167,000    $  (518,000)
                                                -----------    -----------
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                     130,000        163,000
     (Increase)/Decrease in:
       Accounts Receivable                           94,000        167,000
       Inventories                                    5,000       (105,000)
       Prepaid Expenses
         and other current assets                    (7,000)       (29,000)
       Due from SV Microwave                          1,000              -
       Other Assets                                  (1,000)        (2,000)
     Increase/(Decrease) in:
       Accounts Payable                             100,000        161,000
       Accounts Payable - Pre-petition              (35,000)       (42,000)
       Accrued Expenses and other liabilities        77,000        (58,000)
             Accrued Environmental Expenses          81,000         81,000
       Other Long Term Liabilities                  (77,000)       (88,000)
                                                -----------    -----------

Total adjustments                                   368,000        248,000
                                                -----------    -----------

  Net cash provided by operating activities         535,000       (270,000)
                                                -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment       (252,000)      (230,000)
                                                -----------    -----------

  Net Cash used in investing activities            (252,000)      (230,000)
                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                     283,000       (500,000)
CASH AT BEGINNING OF PERIOD                     $ 1,335,000    $ 2,190,000
                                                -----------    -----------
CASH AT END OF PERIOD                           $ 1,618,000    $ 1,690,000
                                                ===========    ===========

Supplemental cash flow disclosure: Interest paid during the nine months ended November 30, 2002 and 2001 was approximately $39,000 and $46,000 respectively.


                   The accompanying notes are an integral part of these consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                                   -----------
1. GENERAL:
   -------

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

The results of operations for the three month and nine month periods ended November 30, 2002 are not necessarily indicative of the results to be expected for the year ended February 28, 2003.

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

3. INVENTORIES:
   -----------

As of November 30, 2002 net inventories consist of the following:

         Raw Materials                          $ 1,316,000
         Work-In-Process and Finished Goods       1,371,000
                                                -----------
         Total Net Inventories                  $ 2,687,000
                                                -----------

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

4. GOING CONCERN:
   -------------

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

The Company continues to negotiate with its unsecured creditors, the USEPA, the FDEP, and taxing authorities in an attempt to arrive at reduced payment schedules. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or reduce its costs of operations or that the Company can generate sufficient cash to meet its obligations over the next year.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that could result from the possible inability of the Company to continue as a going concern.

5. OTHER EVENTS:
   ------------

On June 26, 2002, the Company executed an agreement with Port Salerno Industrial Park, LLC, the "Buyer", for the sale of the Solitron Microwave Superfund Site in Port Salerno, Florida, which consists of a 42,000 square foot building and 23 acres of undeveloped land. The purchase price for the property is $800,000, and the closing of the sale is required to take place within 330 days of the execution of the agreement, provided certain contingencies are met. After deducting amounts required to satisfy certain non-environmental liens on the property, such as those for taxes, and certain of the Company's expenses in connection with the sale of the property, the net proceeds of the sale will be paid over to the U.S. Environmental Protection Agency ("USEPA") to release certain liens on the property for costs incurred by USEPA in connection with the investigation and remediation of the site. The Consent Final Judgment between the Company and the Florida Department of Environmental Protection, dated as of October 21, 1993, may need to be modified by the parties to allow for the net proceeds to go to USEPA. The release of USEPA's lien does not discharge the Company's alleged liability for clean-up costs of the site, which are currently still under negotiation with USEPA.

In accordance with the Port Salerno sales agreement, the due diligence period has expired and as of December 22, 2002, $20,000 of the deposit funds is non-refundable should the buyer elect to terminate the agreement.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2002 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

TRENDS AND UNCERTAINTIES:
------------------------
During the nine months ended November 30, 2002, the Company's book-to-bill ratio increased to approximately 1.39, reflecting an increase in the volume of orders booked when compared to the nine months ending November 30, 2001.

The intake of orders and shipments over the last twelve months has increased approximately 10%. As a result of the current economy and the level of defense spending, it is anticipated that the sales and order intake will remain at their current and anticipated levels over the next twelve months. However, there can be no assurance that such levels will continue. Should the level of order intake and shipments fall below current levels, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

RESULTS OF OPERATIONS-THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THREE
----------------------------------------------------------------------------
MONTHS ENDED NOVEMBER 30, 2001:
-------------------------------
Net sales for the three months ended November 30, 2002 increased approximately 33.3% to $1,821,000 as compared to $1,366,000 for the three months ended November 30, 2001. This increase was primarily attributable to a higher level of shippable orders, as per the delivery schedules requested by the Company's customers.

Cost of sales for the three months ended November 30, 2002 increased to $1,495,000 from $1,276,000 for the comparable period in 2001. Expressed as a percentage of sales, Cost of sales decreased to 82.1% from 93.4% for the same periods. This change was due mainly to reductions in material and labor costs that were dictated by the requirements of the shipped product mix.

Gross profit for the three months ended November 30, 2002 increased to $326,000 from $90,000 for the three months ended November 30, 2001. Accordingly, gross margins on the Company's sales increased to 17.9% for the three months ended November 30, 2002 in comparison to 6.6% for the three months ended November 30, 2001. This change was due partly to a higher level of shipments and partly to reductions in material and labor costs.

For the three months ending November 30, 2002, the Company shipped 111,857 units as compared with 88,010 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders increased 72.7% for the three months ended November 30, 2002 as compared to an increase of 12.1% for the three months ended November 30, 2001. Such changes in the backlog are customary and reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase in the level of booking of approximately 121% for the quarter ended November 30, 2002 as compared to the same period for the previous year. Changes in the level of orders booked depend, to a large extent, on the timing of issuance of orders from key customers and are not necessarily indicative of a trend.

Selling, general, and administrative expenses decreased slightly to $277,000 for the three months ended November 30, 2002 from $287,000 for the comparable period in 2001. During the three months ending November 30, 2002, selling, general, and administrative expenses as a percentage of sales decreased to 15.2% as compared with 21.0% for the three months ending November 30, 2001. This decrease is due to lower salaries and to lower legal fees offset slightly by an increase in commissions paid on sales.

Operating Income for the three months ended November 30, 2002 increased to a profit of $49,000 from a loss of $197,000 for the three months ended November 30, 2001. This increase is due to a higher gross profit and to a decrease in selling, general and administrative expenses.

The Company recorded a net other expense of $7,000 for the three months ended November 30, 2002 versus a $4,000 net other expense amount for the three months ended November 30, 2001. The variance was due primarily to a decrease in the Company's interest income, which resulted from both a smaller average invested cash balance and lower interest rates received from the Company's bank.

Net income for the three months ended November 30, 2002 increased to a profit of $42,000 from a loss of $201,000 for the same period in 2001. This increase is due to a higher sales volume and to a decrease in selling, general and administrative expenses.

RESULTS OF OPERATIONS-NINE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO NINE
--------------------------------------------------------------------------
MONTHS ENDED NOVEMBER 30, 2001:
-------------------------------
Net sales for the nine months ended November 30, 2002 increased approximately 15.0% to $5,449,000 as compared to $4,738,000 for the nine months ended November 30, 2001. This increase was primarily attributable to a higher level of shippable orders, as per the delivery schedules requested by the Company's customers.

Cost of sales for the nine months ended November 30, 2002 increased to $4,449,000 from $4,316,000 for the comparable period in 2001. Expressed as a percentage of sales, Cost of sales decreased to 81.6% from 91.1% for the same periods. This change was due mainly to reductions in material and labor costs that were dictated by the requirements of the shipped product mix.

Gross profit for the nine months ended November 30, 2002 increased to $1,000,000 from $422,000 for the nine months ended November 30, 2001. Accordingly, gross margins on the Company's sales increased to 18.4% for the nine months ended November 30, 2002 in comparison to 8.9% for the nine months ended November 30, 2001. This change was due partly to a higher level of shipments and partly to reductions in material and labor costs.

For the nine months ending November 30, 2002, the Company shipped 435,223 units as compared with 271,671 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders increased 32.2% for the nine months ended November 30, 2002 as compared to an increase of 28.5% for the nine months ended November 30, 2001. Such changes in the backlog are customary and reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase in the level of booking of approximately 16.9% for the nine months ended November 30, 2002 as compared to the same period for the previous year. Changes in the level of orders booked depend, to a large extent, on the timing of issuance of orders from key customers and are not necessarily indicative of a trend.

Selling, general, and administrative expenses decreased to $826,000 for the nine months ended November 30, 2002 from $955,000 for the comparable period in 2001. During the nine months ending November 30, 2002, selling, general, and administrative expenses as a percentage of sales decreased to 15.2% as compared with 20.2% for the nine months ending November 30, 2001. This decrease is due to lower salaries and to lower legal fees offset slightly by an increase in commissions paid on sales.

Operating Income for the nine months ended November 30, 2002 increased to a profit of $174,000 from a loss of $533,000 for the nine months ended November 30, 2001. This increase is due to a higher gross profit and to a decrease in selling, general and administrative expenses.

The Company recorded a net other expense of $7,000 for the nine months ended November 30, 2002 versus a net other income of $15,000 for the nine months ended November 30, 2001. The variance was due primarily to a decrease in the Company's interest income, which resulted from both a smaller average invested cash balance and lower interest rates received from the Company's bank.

Net income for the nine months ended November 30, 2002 increased to a profit of $167,000 from a loss of $518,000 for the same period in 2001. This increase is due to a higher sales volume and to a decrease in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's sole source of liquidity is cash generated by ongoing operations. The Company's liquidity is expected to be affected adversely due to the anticipated level of revenue in the next twelve months. The Company's liquidity is not expected to improve until the Company's revenue increases above its breakeven point.

Furthermore, the Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the Company's 1993 bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets.

Pursuant to such bankruptcy, the Company is required to make quarterly payments to holders of unsecured claims until such holders receive 35 percent (35%) of their pre-petition claims. At November 30, 2002, the Company is currently scheduled to pay approximately $1,957,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. After making the November 30, 2002 payment, the Company has paid approximately $390,000 to its unsecured creditors. The Company expects to continue making these quarterly payments at the same rate as it has done recently, but its ability to do so depends largely upon its ability to generate sufficient cash from operations. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB filed for the period ended February 28, 2002.

On June 26, 2002, the Company executed an agreement with Port Salerno Industrial Park, LLC, for the sale of the Solitron Microwave Superfund Site in Port Salerno, Florida, which consists of a 42,000 square foot building and 23 acres of undeveloped land. The purchase price for the property is $800,000, and the closing of the sale is required to take place within 330 days of the execution of the agreement, provided certain contingencies are met. After deducting amounts required to satisfy certain non-environmental liens on the property, such as those for taxes, and certain of the Company's expenses in connection with the sale of the property, the net proceeds of the sale will be paid over to the U.S. Environmental Protection Agency ("USEPA") to release certain liens on the property for costs incurred by USEPA in connection with the investigation and remediation of the site. The Consent Final Judgment between the Company and the Florida Department of Environmental Protection, dated as of October 21, 1993, may need to be modified by the parties to allow for the net proceeds to go to USEPA. The release of USEPA's lien does not discharge the Company's alleged liability for clean-up costs of the site, which are currently still under negotiation with USEPA. In accordance with the Port Salerno sales agreement, the due diligence period has expired and as of December 22, 2002, $20,000 of the deposit funds is non-refundable should the buyer elect to terminate the agreement. For a more definitive description of environmental matters pertaining to the Port Salerno property, please refer to "Business--Environmental Liabilities" in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002.

The Company reported a net income of $167,000 and an operating income of $174,000 for the nine months ended November 30, 2002. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At November 30, 2002, February 28, 2002 and November 30, 2001 respectively, the Company had cash of $1,618,000, $1,335,000 and $1,690,000. The increase during the last three months was primarily attributable to higher revenues and to lower expenses. Reduction in accounts receivable contributed $94,000 to the last nine months' positive cash flow generated by ongoing operations.

At November 30, 2002, the Company had working capital of $2,024,000 as compared with a working capital at November 30, 2001 of $2,152,000. At February 28, 2002, the Company had a working capital of $2,057,000. The approximately $33,000 decrease for the nine months ended November 30, 2002 was due mainly to increases in accounts payable - current portion and in accrued expenses.

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

Statements regarding:

     o sources and availability of liquidity; o anticipated recovery of volume and price of product sales; o strategic plans to improve the Company's performance;
     o    the Company's ability to fill its backlog;
     o    the Company's ability to sustain or grow bookings and sales;
     o the Company's ability to implement effectively cost-cutting or downsizing measures;
     o the Company's compliance with environmental laws, orders and investigations and the future costs of such compliance;
     o    expectations regarding military and defense spending;
     o the Company's ability to make payments required under its Plan of Reorganization;
     o the Company's ability to generate sufficient cash from operations or otherwise;
     o expectations of being released from certain environmental liabilities and the Company's ability to satisfy such liabilities;

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

Item 3. CONTROLS AND PROCEDURES
        -----------------------

Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

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

   (a)  Exhibits:

        99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer.

   (b)  Reports on Form 8-K: None.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, therein duly authorized.




                                        SOLITRON DEVICES, INC.



Date: January 7, 2003                   /s/ Shevach Saraf
                                        --------------------------------------
                                        By: Shevach Saraf
                                        Title: Chairman, President,
                                        Chief Executive Officer, Treasurer and
                                        Chief Financial Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report any conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 7, 2003                           /s/ Shevach Saraf
                                                --------------------------
                                                Shevach Saraf
                                                Chairman, President,
                                                Chief Executive Officer,
                                                Treasurer and
                                                Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER        DESCRIPTION
------        -----------

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executed by the Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer