Form 10KSB
period 2003-02-28
SOLITRON DEVICES INC
filed 2003-06-02
CIK 91668

FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 28, 2003

                           Commission File No. 1-4978

                             SOLITRON DEVICES, INC.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           Delaware                                           22-1684144
--------------------------------                         -------------------
(State or Other Jurisdiction of                             (IRS Employer
  Incorporation or Organization)                        Identification  Number)

              3301 Electronics Way, West Palm Beach, Florida 33407
               -----------------------------------------------------------
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (561) 848-4311

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

     Yes  X          No
         --            --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's  revenues  for  its  most  recent  fiscal  year:  $7,347,000.

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of May 19, 2003, was approximately $931,869.

The number of shares outstanding of each of the issuer's classes of common stock, as of May 19, 2003: 2,070,821 shares of common stock, par value $.01 per share.

Transitional  Small  Business  Disclosure  Format:

     Yes                 No  X
        --                  --

Documents  incorporated  by  reference:  None

                                     PART I

ITEM  1.          BUSINESS
                  --------

GENERAL
-------

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor ("MOS") power transistors, power and control hybrids, junction and power MOS field effect transistors ("Power MOSFETS") and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army/Navy ("JAN") transistors, diodes and Standard Military
Drawings  ("SMD")  voltage  regulators,  are  sold as standard or catalog items.

The Company was incorporated under the laws of the State of New York in 1959, and reincorporated under the laws of the State of Delaware in August 1987.

PRODUCTS
--------

The Company designs, manufactures and assembles bipolar and MOS power transistors, power and control hybrids, junction and Power MOSFETs, field effect transistors and other related products.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 2003 and for the fiscal year ended February 28, 2002 and (ii) contributions to the Company's total order backlog at February 28, 2003 and 2002.

                           Fiscal Year  Fiscal Year  Backlog    Backlog
                             Ended         Ended        at         at
                            February     February    February   February
Product                     28, 2003     28, 2002    28, 2003   28, 2002
------------------------  ------------   ---------   ---------  ---------
Power Transistor . . . .           17%        19%        18%        16%
Hybrids. . . . . . . . .           53%        55%        62%        58%
Field Effect Transistors            6%         6%         5%         3%
Power MOSFETS. . . . . .           24%        20%        15%        23%
                          ------------   ---------   ---------  ---------
                                  100%       100%       100%       100%


The Company's backlog at February 28, 2003 and revenue for the year ended February 28, 2003 reflect demand for the Company's products at such date and for such period. For more information, see "Backlog". The variation in the proportionate share of each product line for each period reflects changes in demand, changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company's semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company's active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those, which are non-discrete. Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company's products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements. For the fiscal year ended February 28, 2003 approximately 85% of the Company's sales have been of custom products, and the remaining 15% have been of standard or catalog products.

Approximately 93% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government's prime contractors; the remainder are primarily JAN (Joint Army Navy) qualified products approved for use by the military. The Company's semiconductor products are used as components of military, commercial and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems and spacecraft. The Company's products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter (on Galileo) and, most recently, to Mars (on Global Surveyor and Mars Sojourner). Approximately 94% of the Company's sales have historically been attributable to contracts with customers whose products are sold to the United States government. The remaining 6% of sales are for non-military, scientific and industrial applications.

Custom products are typically sold to the US Government and defense or aerospace companies such as Raytheon, Lockheed Martin, Smith Industries, Harris, and Northrop Grumman, while standard products are sold to the same customer base and to the general electronic industry and incorporate such items as power supplies and other electronic control products. The Company has standard and custom products available in all of its major product lines.

The following is a general description of the principal product lines manufactured by the Company.

Power  Transistors:
------------------

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 150A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies' (e.g., Motorola) departure from the military market. The Company also manufactures power diodes under the same military specification. Additionally, it manufactures power N-Channel and P-Channel Power MOSFET transistors and is continuously expanding that line. The Company is qualified to deliver these products under MIL-PRF-19500 in accordance with the JAN, JANTX and JANTXV quality levels. Some of these parts made by the company are custom or standard.

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

The Company has been certified (since 1990) and qualified (since 1995) under MIL-PRF-38534 Class H (and its predecessor) standards promulgated by the DSCC. These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-38534 Class H requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-PRF-38534 Class H establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assure that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. Maintaining MIL-PRF-38534 Class H qualification is expected to improve the Company's business posture by increasing product marketability.

Voltage  Regulators:
--------------------

The Company also qualified a line of voltage regulators in accordance with Class M of MIL-PRF-38535 Class M , which allows it to sell these products in accordance with SMD specifications published by DSCC. The Company also makes standard and custom voltage regulators.

Field  Effect  Transistors:
--------------------------

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

MANUFACTURING
-------------

The Company's engineers design its transistors, diodes, field effect transistors and hybrids, as well as other customized products, based upon requirements established by customers, with the cooperation of the product and marketing personnel. The design of non-custom or catalog products is based on specific industry standards.

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

ISO  9001
---------

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification. The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. During the Fiscal Year ended February 28, 2003 the Company underwent two additional surveillance audits that resulted in recertification. Management believes that such qualification will continue to open the Company to additional business opportunities that were not available prior to such qualification.

FINANCIAL  INFORMATION  ABOUT  EXPORT  SALES  AND  MAJOR  CUSTOMERS
-------------------------------------------------------------------

Specific financial information with respect to the Company's export sales is provided in Note 10 to the Consolidated Financial Statements contained in Item 7 of this Annual Report.

MARKETING  AND  CUSTOMERS
-------------------------

The Company's products are sold throughout the United States and abroad primarily through a network of manufacturers' representatives and distributors. The Company is represented (i) in the United States by three representative organizations that operate out of 9 different locations with 7 salespeople and 2 stocking distributor organizations that operate out of 39 locations with 270 salespeople and (ii) in the international market by 2 representative organizations in 2 countries with 4 sales people. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 28, 2003, the Company sold products to approximately 203 customers. Of these 203 customers, 46 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 28, 2003, Raytheon accounted for approximately 45% of net sales, as compared to the 39% it accounted for during the fiscal year ended February 28, 2002. The U.S. government, accounted for approximately 9% of total net sales, as compared to approximately 11% for the fiscal year ended February 28, 2002. Other than Raytheon, the Company had no customers, which accounted for more than 10% of net sales during the last fiscal year. Fifteen of the Company's customers accounted for approximately 83% of the Company's sales during the fiscal year ended February 28, 2003. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. The Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business, financial condition and results of operations of the Company.

During the fiscal year ended February 28, 2003 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States government. Accordingly, the Company's sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities. As a result of such Congressional appropriations and significant changes in military spending in recent years, the Company had a 21% increase in net bookings during the fiscal year ended February 28, 2003 as compared to the
previous  year.   All  of  the  Company's  contracts  with  the  United  States government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

In recognition of the changes in global geopolitical affairs and in United States military spending, the Company is attempting to increase sales of its products for non-military, scientific and industrial niche markets, such as medical electronics, machine tool controls, LEOS (Low Earth Orbit Satellites) telecommunications networks and other market segments in which purchasing decisions are generally based primarily on product quality, long-term reliability and performance, rather than on product price.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 10% of the Company's net sales for the fiscal year ended February 28, 2003 as compared to 7% for the year ended February 28, 2002. All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG
-------

The Company's order backlog, which consists of semiconductor and hybrid related open orders, more than 90% of which are scheduled for delivery within 12 months, was approximately $5,193,000 at February 28, 2003, as compared to $4,266,000 as of February 28, 2002. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2004. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bookings and Backlog."

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any succeeding period. See "Management's Discussions and Analysis of Financial Conditions - Result of Operations" for a discussion of the increase in bookings for the year ended February 28, 2003 as compared to the previous year.

PATENTS  AND  LICENSES
----------------------

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

COMPETITION
-----------

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability and performance. Management believes, however, that to the extent the Company's business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, the decline in military orders and the shift in the requirement of the Defense Department whereby the use of Commercial Off The
Shelf (COTS) components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to greater price erosion and foreign competition. Presently the Company is attempting to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company's capabilities can offer a technological advantage to customers in the motor driver, and power supplies industries. However, there is no guarantee that the Company will be successful in this effort.

The Company has numerous competitors across all of its product lines. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company's products. A few such major competitors (e.g., Motorola, Intersil, Fairchild, among others) have elected to withdraw from the military market altogether. However, there is no assurance that the Company's business will increase as a result of such withdrawals. Other competitors in the military market include International Rectifier (the Omnirel Division), Microsemi (the NES Division), MS Kennedy and Sensitron. The Company competes principally on the basis of product quality, turn-around time and price. The Company believes that competition for sales of products that will ultimately be sold to the United States government has intensified and will continue to intensify as United States defense spending on high reliability components continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase high-end, COTS standard products in lieu of products made in accordance with more stringent military specifications.

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

EMPLOYEES
---------

At February 28, 2003, the Company had 86 employees (as compared to 88 at February 28, 2002), 62 of whom are engaged in production activities, 5 in sales and marketing, 5 in executive and administrative capacities and 14 in technical and support activities. Of the 86 employees, 81 were full time employees and 5 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be satisfactory.

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIAL
---------------------------------------------

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for all of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company are:
Egide USA Inc., Platronics Seals, Kyocera America, Morgan Advanced Ceramics, Coining, Kilburn Isotronics, IXYS, Purecoat International, Stellar Industries, and others. Because of a diminishing number of sources of component packages the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold.

EFFECT  OF  GOVERNMENT  REGULATION
----------------------------------

The Company received DSCC approval to supply its products in accordance with MIL-PRF-19500, Class H of MIL-PRF-38534, and some products in accordance with Class M of MIL-PRF-38535. These qualifications are required to supply to the U.S. Government or its prime contractors. Continuing to maintain these qualifications is expected to improve the Company's business posture by maintaining product marketability.

RESEARCH  AND  DEVELOPMENT
--------------------------

During the last two fiscal years, the Company has not spent any significant funds on research and development. This may have an adverse effect on future operations. The cost of designing custom products is borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

ENVIRONMENTAL  REGULATION
-------------------------

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

ENVIRONMENTAL  LIABILITIES
--------------------------

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

     In addition to the claims assert by USEPA against the Company at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites, claims have been asserted against the Company by groups of alleged responsible parties formed at each of these two sites for all past and future cleanup expenses incurred or to be incurred by the respective groups. During the negotiations with USEPA to resolve the Company's alleged liability at all four (4) sites, the Company was advised by USEPA that a settlement with USEPA would most likely resolve the claims of the groups of alleged responsible parties formed at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites. Preliminary communications with attorneys representing the respective groups support USEPA's representations in this regard.

     The Company contends that the claims of USEPA and the private parties referenced above were discharged in bankruptcy pursuant to the Bankruptcy Court's Order Confirming Solitron's Fourth Amended Plan of Re-Organization, entered in August 1993. Nevertheless, the Company is negotiating with USEPA to settle its outstanding liability at all four (4) sites based on an ability to pay ("ATP") determination. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), the United States may enter into ATP settlements with individuals and businesses for recovery of response costs and performance of cleanup work in appropriate cases. The ATP settlement process is reserved for potentially responsible parties ("PRPs") who demonstrate to USEPA's satisfaction that payment of the amount sought by the government is likely to put an entity out of business or otherwise jeopardize its viability by creating an undue financial hardship. An undue financial hardship occurs if, in the opinion of USEPA, satisfaction of the environmental claim will deprive a PRP of ordinary and necessary assets or cause a PRP to be unable to pay for ordinary and necessary business expenses and/or ordinary and necessary living expenses. The ATP settlement process provides for a reduction in the proposed settlement to an amount that is not likely to create an undue financial hardship.

In connection with the foregoing settlement negotiations, the Riviera Beach property was sold on October 12, 1999 by the Company. Under the terms of the sale, the USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Port Salerno property (formally occupied by Solitron Microwave) was sold on March 17, 2003. Under the terms of the sale, the USEPA received $153,155 and Martin County received on behalf of the Florida Department of Environmental Protection ("FDEP") $278,148 (the net proceeds) pursuant to an allocation agreed to by USEPA and FDEP. In addition, USEPA has advised the Company that the Company will be required to contribute additional funds to effect the settlement. The Company was advised in March 2000 that USEPA had determined initially that USEPA's model evaluating the Company's ability to pay determined that the Company could contribute an additional
$80,000 plus a percentage of profits to effect the settlement, and the net proceeds of the sale of the Port Salerno Property. On May 20, 2002, the Company submitted it's ATP settlement offer to USEPA, the substantial provisions of which included payment of the sum of $65,000.00 over two years, and payment to USEPA of 5% of Solitron's net after tax income over the first $500,000.00, if any, for years 3-7 following the effective date of the settlement, plus the net proceeds of the sale of the Port Salerno property. USEPA is currently considering the Company's offer. Once the Company and USEPA have reached agreement on the ATP negotiations, it is anticipated that USEPA will recommend to the PRP groups at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites that the respective groups release the Company from further liability at either site upon the Company's compliance with the ATP settlement terms and conditions.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980s, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order referenced above. The Company entered into a Tolling Agreement with the State of New York in August 2002, which provides for the tolling of applicable statutes of limitation through the earlier of August 23, 2003, or the date the State institutes a suit against Solitron, for any claims associated with the Clarkstown Landfill site. It is not known at this time whether the State of New York will pursue a claim against the Company in connection with the Clarkstown Landfill site.

On  January  6,  2003  the  Company  received from the USEPA a letter requesting information pursuant to Section 104 of CERCLA and Section 3007 of RCRA for the 43rd Street Bay Drum and Steel Site in Tampa, Florida to which the Company responded on January 13, 2003 indicating that the Company purchased less then ten used drums from the site and has not sent any chemical waste or used drums to the aforementioned site for disposal. Therefore, the Company does not believe that it has any financial exposure on this site. To date the Company has not received any further communication regarding the site from the USEPA.

BANKRUPTCY  PROCEEDINGS
-----------------------

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. During the fiscal year ended February 28, 2002, the Company reached agreement with one unsecured creditor under which a small amount was paid as settlement of slightly more than $2,000 of recorded debts to unsecured creditors. An extraordinary income of approximately $2,000 from extinguishments of debt was consequently recorded. There were no settlements during the fiscal year ended February 28, 2003.

Beginning on the date the Company's net after tax income exceeds $500,000, the Company is obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector Trading and Holding Corporation ("Vector"), a successor to certain assets and liabilities of the Company, and Vector's participants and successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 to Vector participants and their successors (the "Profit Participation"). As the Company earned $637,000 in the fiscal year ended February 28, 2001, net after the accrual of $15,000 for the Profit Participation, it distributed, during the fiscal year ended February 28, 2002 approximately $7,500 to its unsecured creditors and approximately $7,500 to Vector and its successors in interest as contemplated by the Plan. As there was no income for the fiscal year ended February 28, 2002, there were no distributions related to such fiscal year. As the level of income for the fiscal year ended February 28, 2003 did not exceed $500,000 no such payments are anticipated.

Pursuant to the Plan, the monies to be utilized to fund environmental assessments and remediations are to be made available from the proceeds of the sale or lease of the Port Salerno and the Rivera Beach properties, to the extent that the Company is successful in its efforts to sell or lease such properties, as discussed in "Environmental Liabilities". The Plan also required that to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, the Company would escrow monthly amounts. As of February 28, 2003, the Company has deposited $90,000 in the required escrow accounts, including $19,000 that has been paid out in connection with the Riviera Beach Property. The Riviera Beach property was sold on October 12, 1999 by the Company. Under the terms of the sale, the USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Port Salerno (formally occupied by Solitron Microwave) property was sold on March 17, 2003. Under the terms of the sale, the USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds). The Company's financial statements reflect liabilities of $1,416,701 relating to the foregoing assessment and remediation obligations. This best estimate of cleanup costs by the Company's environmental consultants is based on the assumption that the Plan and Consent Final Judgment will be implemented. with respect to environmental liabilities. Given USEPA's assertion of jurisdiction over the properties, the Company cannot give any assurance that actual remediation costs will not exceed the estimate based on compliance with the Plan. Because of the uncertainties of how USEPA will proceed with cleanup of the properties and resolution of the Company's ability to pay application, total costs to the Company cannot be estimated now. For a more definitive description of environmental matters pertaining to the Riviera Beach and Port Salerno Properties, please refer to "Environmental Liabilities".

The Company has not been making agreed payments under the Plan and otherwise to Martin County with respect to tax claims. It is anticipated that the Martin County tax claim will be paid in full with the sale of the Port Salerno Property. To date, the Martin County Tax Collector has not expressed objection to this proposal. The following table indicates the approximate cumulative status of amounts due under the Plan of Reorganization as of February 28, 2003:

                         Due  to  Date               Paid
                         -------------              -----
     Martin  County      $  283,000              $  7,957

When the Port Salerno property was sold on March 17, 2003 the Company paid Martin County $282,502 in Delinquent Real Estate Taxes and $4,898 in 2002 Real Estate Taxes out of the proceeds of the sale.


ITEM  2.          DISCUSSION  OF  PROPERTY
                  ------------------------

The Company's manufacturing operations and its corporate headquarters are located in one leased facility in West Palm Beach, Florida. The Company originally had leased the facility for a term ending December 31, 2001 and subleased approximately 25,000 square feet to S/V Microwave Products, Inc., a private company which bought substantially all the assets and certain liabilities of Solitron's microwave division in 1993. In 2001, the Company renegotiated a new lease to exclude the area previously subleased to S/V
Microwave; and, accordingly with the terms of the new lease, had walls constructed and utilities divided so that the space previously occupied by S/V Microwave would be completely separate from the space occupied by the Company. The new lease is for a term of ten years ending December 31, 2011 and does not include an option to renew the lease under current terms. The Company believes that its facility in West Palm Beach, Florida will be suitable and adequate to meet its requirements currently and for the foreseeable future.

The Company also owned the Port Salerno Property, which consisted of a 42,000 square foot building and 23 acres of undeveloped land located in Port Salerno, Florida. The Port Salerno property was sold on March 17, 2003. On July 27, 1992, the USEPA listed this property on the National Priority List (NPL) for cleanup using monies from its Superfund and is contending that the Company is liable for its response costs. The Company has a pending ability to pay application before USEPA. The detail of the Company and USEPA's positions is set forth in Item 1, "Business - Environmental Liabilities".


ITEM  3.          LEGAL  PROCEEDINGS
                  ------------------

On March 24, 2003 the Company filed a complaint against its landlord Technology Place in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The complaint alleges breach of contract on several grounds and demands specific performance by the Landlord. Settlement negotiations are underway but there is no assurance that such negotiations will be successful.

See  also  Item  1,  "Business  -  Environmental  Liabilities".


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
                  -----------------------------------------------------------

None.

                                     PART II
                                     -------


ITEM  5.          MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS
                  --------------------------------------------------------------

Since March 1995, the Company's Common Stock has been traded on NASDAQ's Electronic Bulletin Board (over the counter). The Company's Common Stock was traded on the New York Stock Exchange until October 13, 1993, at which time it began trading on the NASDAQ Small Cap Market where it was traded until March 1995.

The following table sets forth for the periods indicated, high and low bid information of the Common Stock as reported by NASDAQ's Over the Counter
Electronic Bulletin Board ("OTCBB"). The prices set forth below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.



                    FISCAL YEAR ENDED             FISCAL YEAR ENDED
                    FEBRUARY 28, 2003             FEBRUARY 28, 2002
                    ------------------            ------------------
                      HIGH     LOW                 HIGH     LOW

First Quarter.    $ 0.2800  $ 0.1300              $ 0.5100  $ 0.3600
Second Quarter    $ 0.6000  $ 0.1700              $ 0.4800  $ 0.4000
Third Quarter.    $ 0.7200  $ 0.2500              $ 0.4500  $ 0.2700
Fourth Quarter    $ 0.6500  $ 0.3200              $ 0.3300  $ 0.2000


As of February 28, 2003, there were approximately 3,404 holders of record of the Company's Common Stock. On February 28, 2003, the last sale price of the Common Stock as reported on the Electronic Bulletin Board was $0.37 per share.

Certificates representing 275,300 "old shares" of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 28, 2003. Subsequent to such stock split, these certificates now represent 27,973 shares of Common Stock, which are included in the 2,070,821 shares outstanding as of February 28, 2003 indicated in the beginning of this filing. These "old shares" have not been included in the number of shares outstanding as set forth in the Company's filings with the commission since the date of such stock split through its Annual Report on Form 10-KSB for the period ended February 28, 2002.

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

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 ---------------------------------------------------------------
                 RESULTS  OF  OPERATIONS
                 -----------------------

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

The following table is included solely for use in comparative analysis of income
(loss)  before  extraordinary  items  to  complement Management's Discussion and
Analysis:


                                                  (Dollars in Thousands)
                                                  Year Ended February 28,
                                                 ------------------------
                                                    2003        2002
                                                 ----------  ------------
Net Sales . . . . . . . . . . . . . . . . . . .  $  7,347    $ 6,399
Cost of sales . . . . . . . . . . . . . . . . .     5,887      5,612
Gross profit. . . . . . . . . . . . . . . . . .     1,460        787
Selling, general and administrative expenses. .     1,092      1,214
Operating income (loss) . . . . . . . . . . . .       368        (427)
Disposal of non-operating facilities. . . . . .      (175)         -
Interest expense. . . . . . . . . . . . . . . .       (18)       (19)
Interest expense on unsecured creditors claims.       (26)       (44)
Interest income . . . . . . . . . . . . . . . .        29         75
Environmental Expenses Reserve. . . . . . . . .       113          -
Other, net. . . . . . . . . . . . . . . . . . .         3         (8)
Income (loss) before Extraordinary Item . . . .       294       (423)
Extraordinary Item. . . . . . . . . . . . . . .         -          6
Net income (loss) . . . . . . . . . . . . . . .  $    294     $ (417)

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to come from cash from operations. The Company anticipates that its capital expenditures will be approximately $100,000 for the next Fiscal year.

During the first few fiscal years after its emergence from bankruptcy proceedings, the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on the Company's products, significant expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 28, 2003 and February 28, 2002, the Company recorded a net income of $294,000 and a net loss of $417,000 respectively.

During the pendency of the bankruptcy proceedings, all secured and unsecured claims against any indebtedness of the Company (including accrued and unpaid interest) were stayed in accordance with the Bankruptcy Code while the Company continued its operations as a debtor-in-possession, subject to the control and supervision of the Bankruptcy Court. Because these stays limit cash outflow, the Company, during the pendency of the Bankruptcy Proceedings, realized positive cash flow from ongoing operations. Since the Company emerged from Chapter 11, it has experienced a positive cash flow from recurring operations; however, until the fiscal year ended February 28, 1997, overall cash flow was negative due primarily to the necessity to make payments of administrative expenses and unsecured debt payouts arising in connection with the bankruptcy proceedings.

The Company has incurred an operating profit of approximately $368,000 for the fiscal year ended February 28, 2003 and has significant obligations arising from settlements in connection with its bankruptcy that require the Company to make substantial cash payments that cannot be supported by the current level of operations.

Based upon (i) management's best information as to current national defense priorities, future defense programs, as well as management's expectations as to future defense spending, (ii) the market trends signaling a continued slowdown and soft level of booking and a continued price erosion, and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months. However, due to the level of current backlog and new order intake (due to the slowdown of the general economy and the shift to COTS by the defense industry), the Company might operate at a loss during part of the next fiscal year. Thus, based on these factors and at the current bookings, prices, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in continuous negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy creditors or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that if the volume and prices of product sales remain steady as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term decline significantly below the level experienced during the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth. The Company cannot assure you, however, that it will be able to generate sufficient liquidity to meet its operating needs now or in the future.

The Company is continuing to negotiate with the unsecured creditors, and the USEPA, in an attempt to arrive at reduced payment schedules. To date, these parties have not expressed objection to the reduced level of payments. In addition, the Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, USEPA, or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

At February 28, 2003 and February 28, 2002 respectively, the Company had cash and cash equivalents of $1,448,000 and $1,335,000. The principal cash change was due to net income from operations.

At  February 28, 2003, the Company had working capital of $2,194,000 as compared
with  a  working  capital  at  February 28, 2002 of  $2,057,000.   The principal
change  was  due  to  an  increase  in  cash  and  inventories.

See  "Environmental  Liabilities",  "Bankruptcy Proceedings" and "Properties" in
Part  I,  Items  1  and  2,  for  more  information.

BOOKINGS  AND  BACKLOG
----------------------

During the fiscal year ended February 28, 2003, the Company's net bookings were $8,270,000 in new orders as compared with $6,842,000 for the year ended February 28, 2002, reflecting an increase of approximately 28%. The Company's backlog increased to $5,193,000 at February 28, 2003 as compared with $4,266,000 as of February 28, 2002, reflecting a 21% increase. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measure to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. Furthermore, the Company cannot assure you that such measures would be sufficient to enable the Company to continue its business operations.

See  Part  I,  Item  1,  "Business  -  Marketing  and  Customers".

FUTURE  PLANS
-------------

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

RESULTS  OF  OPERATIONS
-----------------------

2003  vs.  2002
---------------
Net sales for the fiscal year ended February 28, 2003 increased by approximately 15% to $7,347,000 versus $6,399,000 during the fiscal year ended February 28, 2002, reflecting a change in the demand for the Company's products due to defense spending and economic activity.

Bookings were higher than sales by approximately 13%; thus, the backlog increased from $4,266,000 as of February 28, 2002 to $5,193,000 as of February 28, 2003. The Company has experienced an increase in the level of bookings of approximately 21% for the year ended February 28, 2003 as compared to the previous year.

During the year ended February 28, 2003, the Company shipped 605,442 units as compared with 360,416 units shipped during the year ended February 28, 2002. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

Cost of Sales for the fiscal year ended February 28, 2003 increased to $5,887,000 from $5,612,000 during the fiscal year ended February 28, 2002. The major reason for this increase was an increase of approximately 15% in sales that resulted in a $290,000 increase in material costs. A $56,000 increase in direct labor costs and a $37,000 increase in manufacturing overhead also contributed to the increase in cost of sales, partially offset by a $72,000 reduction in indirect labor costs. Expressed as a percentage of sales, cost of sales decreased from approximately 88% for the fiscal year ended February 28, 2002 to approximately 80% for the fiscal year ended February 28, 2003.

During the year ended February 28, 2003 the Company's gross profits were $1,460,000 (20% margin) as compared to $787,000 (12% margin) for the year ended February 28, 2002. The gross profit increase was due principally to the increase of approximately 15% in the volume of sales and the approximate 8% improvement in cost of sales percentage.

During the year ended February 28, 2003, Selling, General and Administrative based expenses, as a percentage of sales, were approximately 15% as compared with 19% for the year ending February 28, 2002. Selling, General and Administrative expenses decreased approximately 10% to $1,092,000 for the fiscal year ended February 28, 2003 from $1,214,000 for the fiscal year ended February 28, 2002. This decrease was due mainly to lower wages, lower legal fees, offset by higher commissions.

Operating Income for the fiscal year ended February 28, 2003 was $368,000 as compared to a loss of $427,000 for the fiscal year ended February 28, 2002. This increase was primarily attributable to a higher volume of sales and to the change in product mix.

Total interest expense decreased from $63,000 for the fiscal year ended February 28, 2002 to $44,000 for the fiscal year ended February 28, 2003 due primarily to lower imputed interest on debt to unsecured creditors.

Interest Expense on unsecured creditors claims for the fiscal year ended February 28, 2003 decreased to $26,000 from $44,000 during the fiscal year ended February 28, 2002 primarily due to the lower interest rates in the economy.

Interest Income for the fiscal year ended February 28, 2003 decreased to $29,000 from $75,000 during the fiscal year ended February 28, 2002. This decrease was attributable to a lower cash position as well as to lower interest rates received from the bank.

For the fiscal year ended February 28, 2002, Other Net included an expense of $8,000 related to the non-operating facility at Port Salerno.

Extraordinary Items: During the year ended February 28, 2003, the Company wrote down the book value of its dormant Port Salerno facility, which was sold on March 17, 2003. During the year ended February 28, 2002, the Company had extraordinary gains, which totaled approximately $6,000. Included in extraordinary gains was the settlement of debt obligation to an unsecured creditor which the Company bought at a discount, resulting in an extraordinary gain of $2,000 ($0.00 per share), and the extinguishment of debt to a vendor for approximately $4,000 ($0.00 per share).

Net Income for the fiscal year ended February 28, 2003 was $294,000 as compared to a Net Loss of $417,000 for the fiscal year ended February 28, 2002. This increase is attributable to a higher level of revenue, a higher level of Gross Profit, lower level of selling, General and Administrative expenses, and lower level of imputed interest, partially offset by a lower level of interest income.

FORWARD-LOOKING  STATEMENTS
---------------------------

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

Statements  regarding:

-    the  effects  of  certification or qualification of the Company's products;
- the speed of technological change and its effects on the Company's business;
- trends in the industry, including trends concerning consolidation, customer concentration, changes in government military spending, changes in defense priorities, price erosion and competition;
-    sources  and  availability  of  liquidity;
-    anticipated  recovery  of  volume  and  price  of  product  sales;
- the Company's ability to generate sufficient cash flow from operations to sustain operations;
-    strategic  plans  to  improve  the  Company's  performance;
-    the  Company's  ability  to  fill  its  backlog;
-    the  Company's  ability  to  sustain  or  grow  bookings  and  sales;
- the Company's competitive strengths, industry reputation and the nature of its competition;
-    the  relative  importance  of  patented  technology;
-    the Company's ability to move into new markets or to develop new products;
- the Company's expectation that its ability to produce highly reliable custom hybrids in a short period of time will give it a strategic advantage in attempting to penetrate high-end commercial markets and in selling military products complementary to those currently sold;
- the Company's ability to respond quickly to customers' needs and to deliver products in a timely manner;
- the Company's ability to implement effectively cost-cutting or downsizing measures;
- the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;
-    expectations  regarding  military  and  defense  spending;
- implementation of the Plan of Reorganization and the Company's ability to make payments required under the Plan of Reorganization or otherwise to generate sufficient cash from operations or otherwise;
- expectations of being released from certain environmental liabilities and the Company's ability to satisfy such liabilities; amounts that the Company may receive (or not receive) upon the sale of certain properties and the expected application of such funds;
- the suitability and adequacy of the Company's headquarters and manufacturing facilities;
-    the  effects  of  inflation;  and
- other statements contained in this report that address activities, events of developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

- the loss of certification or qualification of the Company's products or the inability of the Company to capitalize on such certifications and/or qualifications;
-    unexpected  rapid  technological  change;
- a misinterpretation of the Company's capital needs and sources and availability of liquidity;
- a change in government regulations which hinders the Company's ability to perform government contracts;
-    a  shift  in  or  misinterpretation  of  industry  trends;
- unforeseen factors which impair or delay the development of any or all of its products if such decision is later determined to be in the best interests of the Company;
-    inability  to  sustain  or  grow  bookings  and  sales;
- inability to capitalize on competitive strengths or a misinterpretation of those strengths;
-    the  emergence  of  improved,  patented  technology  by  competitors;
- a misinterpretation of the nature of the competition, the Company's competitive strengths or its reputation in the industry;
- inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
-    inability  to  generate  sufficient  cash  to  sustain  operations;
-    failure  of  price  or  volume  recovery;
- failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
-    changes  in  military  or  defense  appropriations;
-    inability to make or renegotiate payments under the Plan of Reorganization;
-    inability  to  move  into  new market segments based on unforeseen factors;
-    unexpected  impediments  affecting  ability  to  fill  backlog;
-    inability  to  be  released  from  environmental  liabilities;
- an increase in the expected cost of environmental compliance based on factors unknown at this time;
-    changes  in  law  or  industry  regulation;
- inability to sell certain properties or to obtain expected prices for such properties;
-    unexpected  growth  or  stagnation  of  the  business;
- unforeseen changes that render the Company's headquarters and manufacturing facilities unsuitable or inadequate to meet the Company's current needs;
- unforeseen effects of inflation; other unforeseen activities, events and developments that may occur in the future.

RISK  FACTORS
-------------

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

All of our contracts with prime U.S. government contractors contain customary provisions permitting termination at any time at the convenience of the U.S. government or its prime contractors upon payment to us for costs incurred plus a reasonable profit. Certain contracts are also subject to price renegotiations in accordance with U.S. government sole source procurement provisions. None of our contracts have been terminated for cause or for the convenience of the U.S. government or its prime contractors, or had the prices renegotiated. Nevertheless, we cannot assure you that the foregoing government contracting risks will not materially and adversely affect our business, prospects, financial condition or results of operations. Furthermore, we cannot assure you that we would be able to procure new government contracts to offset any revenue losses incurred due to early termination or price renegotiation of existing government contracts.

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

Our results may also be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. Furthermore, our business, prospects, financial condition and results of operations may be adversely affected by the shift in the requirement of the U.S. Department of Defense policy toward the use of standard industrial components over the use of high reliability components that we manufacture. Our results may also be affected by social and economic conditions, which impact our sales, including in markets subject to ongoing political hostilities, such as regions of the Middle East.

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

DOWNTURNS IN THE BUSINESS CYCLE COULD REDUCE THE REVENUES AND PROFITABILITY OF OUR BUSINESS.

The semiconductor industry is highly cyclical. Semiconductor industry-wide sales declined significantly in 2001 and 2002. Our markets may experience other, possibly more severe and prolonged, downturns in the future. We may also experience significant changes in our operating profit margins as a result of variations in sales, changes in product mix, price competition for orders and costs associated with the introduction of new products.

OUR OPERATING RESULTS MAY DECREASE DUE TO THE DECLINE OF AVERAGE SELLING PRICES IN THE SEMICONDUCTOR INDUSTRY.

Intense competition and a general slowdown in the semiconductor industry worldwide have resulted in decreases in the average selling prices of many of our products. We expect that average selling prices for our products will continue to decline in the future. A decline in average selling prices for our products, if not offset by reductions in the costs of manufacturing these products, would decrease our gross profits and could have a material adverse effect on our business, financial condition and results of operations.

THE  ECONOMIC  RECESSION  MAY CONTINUE TO HAVE NEGATIVE EFFECTS ON OUR BUSINESS.

Our business has been negatively impacted by the economic recession that began in the latter part of 2000 and continued in 2001 and 2002. The success of ongoing changes in fiscal monetary and regulatory policies worldwide will continue to influence the severity and the length of this recession. If these actions are not successful in spurring overall economic recovery, our business will continue to be negatively impacted as our customers buy fewer products from us.

UNCERTAINTY OF CURRENT ECONOMIC CONDITIONS, DOMESTICALLY AND GLOBALLY, COULD CONTINUE TO AFFECT DEMAND FOR OUR PRODUCTS AND NEGATIVELY IMPACT OUR BUSINESS.

Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make. The future direction of the overall domestic and global economies will have a significant impact on our overall performance.

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

COST REDUCTION EFFORTS MAY BE UNSUCCESSFUL OR INSUFFICIENT TO IMPROVE OUR PROFITABILITY.

During fiscal year 2003, we implemented certain cost-cutting measures and we have a plan to implement further cost-saving measures if necessary. The impact of these cost-reduction efforts on our profitability may be influenced by:

-    our  ability  to  successfully  complete  these  ongoing  efforts;
- the possibility that these efforts may not generate the level of cost savings we expect or enable us to effectively compete and return to profitability; and
-    the  risk  that  we  may  not  be  able  to  retain  key  employees.

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

In recognition of the changes in global geopolitical affairs and in United States military spending, we are attempting to increase sales of our products for non-military, scientific and industrial niche markets, such as medical electronics, machine tool controls, and LEOS (Low Earth Orbit Satellites) telecommunications networks and other market segments in which purchasing decisions are generally based primarily on product quality, long-term reliability and performance, rather than on product price. We are also attempting to offer additional products to the military markets that are complementary to those we currently sell to the military markets. We cannot assure you that these efforts will be successful and, if they are, that they will have the intended effects of increasing profitability. Furthermore, as we attempt to shift our focus to the sale of products having non-military, non-aerospace applications, we will be subject to greater price erosion and foreign competition.

OUR  ABILITY  TO  INTRODUCE  NEW PRODUCTS COULD RESULT IN DECREASED REVENUES AND
LOSS OF MARKET SHARE TO COMPETITORS; NEW TECHNOLOGIES COULD ALSO REDUCE THE DEMAND FOR OUR PRODUCTS.

Rapidly changing technology and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our success in these markets depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. There can be no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technology in our product markets could have a material adverse effect on us. In light of the fact that many of our competitors have substantially greater revenues than us and that we have not spent any funds on research and development in recent years, we may not be able to accomplish the foregoing, which might have a material adverse effect on the Company, our business, prospects, financial condition or results of operations.

LOSS OF, OR REDUCTION OF BUSINESS FROM, SUBSTANTIAL CLIENTS COULD HURT OUR BUSINESS BY REDUCING OUR REVENUES, PROFITABILITY AND CASH FLOW.

During the fiscal year ended February 28, 2003, fifteen customers accounted for approximately 83% of our revenues. A loss of these customers, or reduced business from such customers whose business comes mainly from the US Defense Department, could have a significant adverse impact on our business and results of operations in future periods. Furthermore, due to industry consolidation, the loss of any one customer may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

THE NATURE OF OUR PRODUCTS EXPOSES US TO POTENTIALLY SIGNIFICANT PRODUCT LIABILITY RISK.

Our business exposes us to potential product liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. No assurance can be made that our product liability insurance coverage is adequate or that present coverage will continue to be available at acceptable costs, or that a product liability claim would not materially and adversely affect our business, prospects, financial conditions or results of operations.

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

ITEM  7.          FINANCIAL  STATEMENTS
                  ---------------------


Index  to  Consolidated  Financial  Statements


                                                                            Page
                                                                            ----

     Independent  Auditor's  Reports                                       23-24

     Consolidated  Balance  Sheet  as  of  February  28,  2003                25

     Consolidated  Statements  of  Operations
     for  the  years  ended  February  28,  2003  and  2002                   26

     Consolidated  Statements  of  Stockholders'
     Equity  for  the  years  ended  February  28,  2003  and  2002           27

     Consolidated  Statements  of  Cash  Flows  for  the  years
     ended  February  28,  2003  and  2002                                    28

     Notes  to  Consolidated  Financial  Statements                        29-40

                          Independent Auditor's Report
                         ------------------------------


To  the  Board  of  Directors  and  Stockholders  of  Solitron  Devices,  Inc.:

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and Subsidiaries (the "Company") as of February 28, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended February 28, 2002 were audited by other auditors whose report, dated May 30, 2002, expressed a qualified opinion in those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. and Subsidiaries as of February 28, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Berkovits  ,  Lago  &  Company,  LLP
Plantation,  FL
April  29,  2003

Independent  Auditor's  Report
------------------------------


To  the  Board  of  Directors  and  Stockholders  of  Solitron  Devices,  Inc.:

We have audited the consolidated balance sheet of Solitron Devices, Inc. and Subsidiaries as of February 28, 2002, (not presented herein) and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended (February 28, 2001 not presented herein). These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. and Subsidiaries as of February 28, 2002 (not presented herein) and the results of their operations and their cash flows for each of the two years in the period then ended (February 28, 2001 not presented herein) in conformity with accounting principles generally accepted in the United States of America.

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



Goldstein  Golub  Kessler  LLP
New  York,  New  York
May  29,  2003


                                            SOLITRON DEVICES, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEET
                                                       FEBRUARY 28, 2003



ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (in thousands, except for per share amounts)
      CURRENT ASSETS:
         Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .                                $        1,448
         Accounts receivable, less allowance for doubtful accounts of $3,000 . .                                         1,052
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                         2,869
         Prepaid expenses and other current assets . . . . . . . . . . . . . . .                                           139
                                                                                                                --------------
            TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . .                                         5,508

      PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . . .                                           568

      OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                            52
                                                                                                                --------------
            TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                $        6,128
                                                                                                                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
         Current portion of accrued environmental expenses . . . . . . . . . . .                                $          846
         Accounts payable-Post-petition. . . . . . . . . . . . . . . . . . . . .                                           549
         Accounts payable-Pre-petition, current portion. . . . . . . . . . . . .                                           800
         Accrued expenses and other liabilities. . . . . . . . . . . . . . . . .                                         1,119
                                                                                                                --------------
            TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . .                                         3,314

      LONG-TERM LIABILITIES, net of current portion. . . . . . . . . . . . . . .                                           364
                                                                                                                --------------
            TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . .                                         3,678
                                                                                                                --------------

      COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, authorized 500,000 shares, none issued
         Common stock, $.01 par value, authorized 10,000,000 shares,
            2,070,821 shares issued and outstanding. . . . . . . . . . . . . . .                                            21
         Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .                                         2,617
         Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .                                          (188)
                                                                                                                --------------
            TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . .                                         2,450
                                                                                                                --------------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .                                $        6,128
                                                                                                                ==============




    The accompanying notes are an integral part of the financial statements.


                       SOLITRON DEVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED FEBRUARY 28,



                                                                2003         2002
                                                             -----------  -----------

                                                  (in thousands, except for per share amounts)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .  $    7,347   $    6,399
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .       5,887        5,612
                                                             -----------  -----------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . .       1,460          787
Selling, general and administrative expenses. . . . . . . .       1,092        1,214
                                                             -----------  -----------
Operating income (loss) . . . . . . . . . . . . . . . . . .         368         (427)
Other income (expenses):
         Disposal of non-operating facility . . . . . . . .        (175)           -
         Interest expense . . . . . . . . . . . . . . . . .         (18)         (19)
         Interest expense on unsecured creditors claim. . .         (26)         (44)
         Interest income. . . . . . . . . . . . . . . . . .          29           75
         Environmental expenses reserve . . . . . . . . . .         113            -
         Other, net . . . . . . . . . . . . . . . . . . . .           3           (8)
                                                             -----------  -----------
Income (loss) before extraordinary Item . . . . . . . . . .         294         (423)
Extraordinary Item:
         Extinguishment of debt . . . . . . . . . . . . . .           -            6
                                                             -----------  -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $      294   $     (417)
                                                             ===========  ===========

INCOME (LOSS) PER SHARE OF COMMON STOCK:

Basic
         Income (loss) per share before Extraordinary Item.  $     0.14   $    (0.20)
         Extraordinary Item . . . . . . . . . . . . . . . .           -            -
                                                             -----------  -----------
         Net Income (loss) per share. . . . . . . . . . . .  $     0.14   $    (0.20)
                                                             -----------  -----------
Diluted
         Income (loss) per share before Extraordinary Item.  $     0.14   $    (0.20)
         Extraordinary Item . . . . . . . . . . . . . . . .           -            -
                                                             -----------  -----------
         Net Income (loss) per share. . . . . . . . . . . .  $     0.14   $    (0.20)
                                                             -----------  -----------
Weighted Average shares outstanding-Basic . . . . . . . . .   2,070,821    2,069,776
                                                             ===========  ===========
Weighted Average shares outstanding-Diluted . . . . . . . .   2,070,821    2,069,776
                                                             ===========  ===========





    The accompanying notes are an integral part of the  financial statements.


                                              SOLITRON DEVICES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             YEARS ENDED FEBRUARY 28, 2003 AND 2002



                                        Common Stock                      Retained
                                     -------------------   Additional     Earnings
                                     Number of              Paid-in     (Accumulated
                                       Shares    Amount     Capital       Deficit)       Total
                                     ---------- --------  ------------ --------------  ----------
                                                 (in thousands, except for number of shares)

Balance, February 28, 2001. . . . .  2,068,731  $    21   $     2,617  $         (65)   $  2,573

Issuance of New share Equivalent of
   Non-converted Old Shares . . . .      2,090

Net Loss. . . . . . . . . . . . . .          -        -              -          (417)       (417)
                                     ---------- --------  ------------ --------------  ----------

Balance, February 28, 2002. . . . .  2,070,821       21          2,617          (482)      2,156

Net Income. . . . . . . . . . . . .          -        -              -           294         294
                                     ---------- --------  ------------ --------------  ----------

Balance, February 28, 2003. . . . .  2,070,821  $    21  $       2,617  $       (188)   $  2,450
                                     =========  ========  ============ ==============  ==========







   The accompanying notes are an integral part of the  financial statements.


                      SOLITRON DEVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED FEBRUARY 28,



                                                                   2003     2002
                                                                  -------  -------
                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $  294   $ (417)
                                                                  -------  -------
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . .     176      214
      Changes in operating assets and liabilities:
         (Increase) decrease in:
         Accounts receivable . . . . . . . . . . . . . . . . . .     (87)     (63)
         Inventories . . . . . . . . . . . . . . . . . . . . . .    (177)    (245)
         Prepaid expenses and other current assets . . . . . . .      (4)     (15)
         Due from S/V Microwave. . . . . . . . . . . . . . . . .       -        4
         Increase (decrease) in:
         Accounts payable. . . . . . . . . . . . . . . . . . . .     140       30
         Accounts payable-pre-petition . . . . . . . . . . . . .     149      144
         Accrued expenses and Other Liabilities. . . . . . . . .    (172)     (48)
         Accrued environmental expenses. . . . . . . . . . . . .     108      108
         Other long-term liabilities . . . . . . . . . . . . . .     (47)    (280)
                                                                  -------  -------
         Total adjustments . . . . . . . . . . . . . . . . . . .      86     (151)
                                                                  -------  -------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.     380     (568)
                                                                  -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES;
Additions to property, plant and equipment . . . . . . . . . . .    (267)    (287)
                                                                  -------  -------
            NET CASH (USED IN) INVESTING ACTIVITIES. . . . . . .    (267)    (287)
                                                                  -------  -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .     113     (855)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR . . . . . . .   1,335    2,190
                                                                  -------  -------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . .  $1,448   $1,335
                                                                  =======  =======






    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary  of  Significant  Accounting  Policies

Nature  of  Activities
----------------------
Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company was incorporated under the laws of the State of New York in 1959, and reincorporated under the laws of the State of Delaware in August 1987.

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of Solitron Devices, Inc. and its wholly owned Subsidiaries (collectively the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

Cash  and  Cash  Equivalents
----------------------------
Cash and cash equivalents include demand deposits and money market accounts, with maturities of ninety days or less.

Accounts  receivable
--------------------
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established. The allowance amount was $3,000 for 2003.

Principal  Business  Activity
-----------------------------
The Company designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

Property,  Plant  and  Equipment
--------------------------------
Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

Non-Operating  Plant  Facility
------------------------------
Facilities no longer utilized for operations are carried at their estimated fair market value net of disposal costs. See Note 13.

Concentrations  of  Credit  Risk
--------------------------------
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account. With respect to the trade receivables, most of the Company's products are custom made pursuant to the contracts whose end products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within Management's expectations.

Reclassification
----------------
Certain reclassifications were made to the fiscal year ended February 28, 2002 consolidated financial statements in order for the presentation to conform to the fiscal year ended February 28, 2003 consolidated financial statement presentation.

Revenue  Recognition
--------------------
Revenue is recognized upon shipment; however, the Company may receive payment of some contracts in advance. When received, these amounts are deferred and are recognized as revenue in the period in which the related products are shipped.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Summary  of  Significant  Accounting  Policies  (continued)

Income  Taxes
-------------
Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance.

Computation  of  Net  Income  (Loss)  per  Share
------------------------------------------------
Basic earnings (loss) per common share are computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. In the fiscal years ended February 28, 2003 and 2002 diluted earnings per common share were not computed because the effect of the incremental shares would be anti-dilutive. The incremental shares were computed based on stock options outstanding, using the treasury stock method.

Stock  Based  Compensation
--------------------------
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1997. In December 2002, The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123 (SFAS No. 148)." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure Company will continue to account for stock-based employee compensation under APB No. 25, "Accounting for Stock Issued Employees" with pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied in accordance with SFAS 148.

The Company complies with SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock based incentive plan. (see Note 8) Had compensation cost been determined based on the fair value on the grant dates consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

                                                     Year Ended                     Year Ended
                                                  February 28, 2003             February 28, 2002
                                                  As           Pro             As               Pro
                                               Reported        Forma         Reported           Forma
                                              ----------     ---------      ----------         --------
Net income (loss) . . . . . . . . . . . . . . $  294,000     $279,000(1)   $ (417,000)       $(437,000)(1)
Basic income (loss) . . . . . . . . . . . . . $     0.14        $0.13      $    (0.20)       $   (0.21)
   per common share
Diluted income (loss) . . . . . . . . . . . . $     0.14        $0.13      $    (0.20)       $   (0.21)
  per common share


--------
(1) The total stock-based employee compensation expense for the years ended February 28, 2003 and 2002, $15,000 and $20,000, respectively, determined under fair value based method for all awards, net of related tax effects, has been deducted from the pro forma net income (loss).

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Summary  of  Significant  Accounting  Policies  (continued)

Financial  Statement  Estimates
-------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

New  Accounting  Pronouncements
-------------------------------
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.  Going  Concern  and  Petition  in  Bankruptcy

The Company's consolidated financial statements as of February 28, 2002 are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments, which cannot be supported, by the current level of operations. The Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the United States Environmental Protection Agency ("USEPA"), the Florida Department of
Environmental Protection ("FDEP"), and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern. The Company continued to negotiate with its unsecured creditors, the USEPA, the FDEP, and taxing authorities in an attempt to arrive at reduced payment schedules. The Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations over the next year. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Petition  in  Bankruptcy
------------------------

On January 24, 1992, the Company filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the federal Bankruptcy code. The Company was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code. 2. Petition in Bankruptcy (continued):

On August 20, 1993 the Company's Plan of Reorganization, as amended and modified (the "Plan"), was confirmed by the Bankruptcy Court and the Company emerged from bankruptcy on August 30, 1993. On July 12, 1996 the Bankruptcy Court officially closed the case.

     (a) The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent of their pre-petition claims. At February 28, 2003 the Company is currently scheduled to pay approximately $1,987,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 28, 2003, the present value of this amount, $1,025,000, is accrued as a pre-petition liability with imputed interest recognized in the Statement of Operations.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Going  Concern  and  Petition  in  Bankruptcy  (continued)

     (b) Beginning on the later of (i) the payment of all administrative claims and all unsecured claims, but not later than 18 months after the Effective Date (August 30, 1993) and (ii) the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector Trading and Holding Corporation ("Vector"), 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector.

     (c) Under the Plan, the Company is required to remediate its non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida. The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. The Riviera Beach Property was sold on October 12, 1999 by the Company. Under the terms of the sale, the United States Environment Protection Agency ("USEPA") received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. Pursuant to the Plan, unless otherwise approved by the Florida Department of Environmental Protection ("FDEP"), the Port Salerno Facility can not be sold unless the price for such property equals or exceeds the lesser of (i) 75% of its appraised value or (ii) the estimated cost of its remediation. Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the property, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995:
(i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 28, 2003, the Company has deposited $90,000 into the escrow accounts. The Port Salerno (formally occupied by Solitron Microwave) property was sold on March 17, 2003. Under the terms of the sale, the USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds).

     (d) The Company has paid all of the allowed administrative claims and allowed wage claims since August 1993. On February 28, 2003 the Company was still required to pay allowed tax claims to Martin County, Florida, estimated at approximately $217,000, including approximately $66,000 of interest. However, when the Port Salerno property was sold on March 17, 2003 the Company paid Martin County $282,502 in Delinquent Real Estate Taxes and $4,898 in 2002 Real Estate Taxes out of the proceeds of the sale.

The allowed tax claims payable to the IRS have been completely settled by the Company on March 30, 1999, when it completed making payments of its 1987 tax obligations and interest. These tax claims do not include an unsecured claim of $680,000 owed to the State of California for income taxes for years prior to 1982.

The Plan provided for the distribution of common stock of the Company such that, post-petition, the Company's common stock would be held as follows:


          Party-In-Interest                                      Common  Stock
          -----------------                                      -------------
          Vector                                                       25%
          Unsecured  Creditors                                         40%
          Company's  President                                         10%
          Pre-Petition  Stockholders                                   20%
          Reserved for future issuance under an
             employee stock incentive plan to be issued based
             upon the terms and conditions of the plan at the
             discretion of the Board of Directors                       5%
                                                                       ---
                                                                      100%
                                                                      ====

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Going  Concern  and  Petition  in  Bankruptcy  (continued)

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

3.  Inventories

As  of  February  28,  2003,  inventories  consist  of  the  following:

     Raw  Materials                             $1,455,000
     Work-In-Process  and  Finished  Goods       1,414,000
                                               -----------
                                                $2,869,000
                                                ==========

4.  Property,  Plant  and  Equipment

As of February 28, 2003, property, plant, and equipment consist of the following:

                                                 Estimated
                                                 Useful Life
                                                 -------------------------------
     Leasehold  Improvements         $  771,000  The remaining term of the lease
     Machinery  and  Equipment          861,000  5  years
                                     ----------
                                      1,632,000
     Less Accumulated Depreciation
           And  Amortization          1,064,000
                                     ----------
                                     $  568,000
                                     ==========

Depreciation and amortization expense was $176,000 and $214,000 for 2003 and 2002, respectively.

5.  Accrued  Expenses

As of February 28, 2003 accrued expenses and other liabilities consist of the following:

     Payroll  and  related  employee  benefits     $  278,000
     Property  taxes                                    6,000
     Other  liabilities                                42,000
     Interest  Payable                                793,000
                                                   ----------
                                                   $1,119,000
                                                   ==========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Other  Long-Term  Liabilities

As of February 28, 2003, other long-term liabilities consist of the following pre-petition items:

     Accrued  Environmental  Expenses                  $  139,000
     Accounts  Payable-Pre-petition                       225,000
                                                          -------
                                                       $  364,000
                                                       ==========

Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

          Year  Ending
          February  28
          ------------
          2004                                           $345,000
          2005                                             19,000
          Net  Long  Term  Liabilities                 ----------
                                                         $364,000
                                                         ========

Imputed interest expense for fiscal years ended February 28, 2003 and 2002 amounted to $26,000 and $44,000 relating to accounts payable - pre-petition.

7.  Income  Taxes

At February 28, 2003, the Company has net operating loss carryforwards of approximately $15,651,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Deferred  tax  assets  are  comprised  of  the  following  at February 28, 2003:

     Loss  carryforwards                               $5,822,000
     Allowance  for  double  accounts                       3,000
     Inventory  Allowance                               3,242,000
                                                        ---------
     Gross  deferred  tax  asset                        9,067,000
     Deferred  tax  asset  valuation  allowance        (9,067,000)
                                                        ----------
     Net  deferred  tax                                $        -
                                                        ==========

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for fiscal years ended February 28, 2003 and 2002 is as follows:

                                                        2003         2002
                                                     -----------  -----------
     Income Tax Provision at
     Federal Statutory Rates. . . . . . . . . . . .  $  103,000   $( 142,000)
     State Taxes. . . . . . . . . . . . . . . . . .      19,000      (16,000)
     Utilization of Net Operating Loss Carryforward    (122,000)           _
                                                                  -----------
     Increase in Valuation Allowance. . . . . . . .                  158,000
                                                     -----------  -----------
     Income Tax Provision . . . . . . . . . . . . .  $     -      $     -
                                                     ===========  ===========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Stock  Options

Pursuant to agreements dated October 20, 1992 and August 20, 1993, the Company's President was granted options, which entitle him to purchase 8.5% of the common stock of the Company (175,636 shares at February 28, 1999, subject to adjustment as defined in the Agreement) for an aggregate exercise price of $21,955. These options are set to expire during 2003, 2004, 2005 and 2006 in equal amounts.
The  options  are  fully  vested.

On June 17, 2002 the Board of Directors granted Stock options to certain key employees. The options, which become vested on June 18, 2003, were for a total number of 40,000 shares and the exercise price was fixed at $0.200 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through June 17, 2012. On July 17, 2000 the Board of Directors granted Stock options to certain key employees. The options, which become vested on July 18, 2001, were for a total number of 32,750 shares and the exercise price was fixed at $0.670 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through July 17, 2010. In December 2000 another grant equal to 10% of the outstanding shares (206,873) was made to Mr. Saraf at the exercisable price of $0.400 per share. Fifty percent (50%) of the total number of shares is immediately exercisable and the other 50% vests in five equal installments over the following five years.

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

                               Year  Ended                  Year  Ended
                           February  28,  2003          February  28,  2002
                           As              Pro          As               Pro
                        Reported          Forma      Reported           Forma
                        --------         -------     --------          --------

Net  income  (loss)     $294,000         $279,000    $(417,000)      $(437,000)
Basic  income  (loss)   $   0.14         $   0.13    $   (0.20)     $    (0.21)
   per  common  share
Diluted  income (loss)  $   0.14         $   0.13    $   (0.20)     $    (0.21)
   per  common  share

The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants in 2002:

                                                  2002
                                                  ----
     Dividend Yields                              0.0%
     Expected  Volatility                       635.4%
     Risk-free  Interest  Rates                   5.0%
     Expected  Life  (in  years)                  9.0


Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro-forma disclosures are not representative of pro-forma effects on reported net income or loss for future years

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Stock  Options  (continued)

Below  is  a  summary  of  the  Company's  Stock  Option  Plan.

                                                                Average
                                                                -------
                                                       Shares     Price
                                                       ------     -----

Balance,                     February  28,  2002      444,509   $ 0.340
        Adjustment                                     10,200   $ 0.340
        Granted                                        40,000   $ 0.437
        Expired  or  Canceled                          (7,500)  $ 0.657
                                                       ------     -----
Balance,                     February  28,  2003      487,209   $ 0.340
                                                      =======   =======

During the year ended February 28, 2003 the Company awarded options for 40,000 shares at a price of $0.20. The weighted average fair value of options granted during the year ended February 28, 2003 was $0.20.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2003

                      Options Outstanding                  Exercisable Options
                      --------------------                 -------------------
                                  Weighted Average              Weighted  Average
                                  ------------------            -----------------
Range of              Number of     Remaining
Exercise Prices      Outstanding  Contractual  Excersise             Excersise
                       Shares        Life        Price      Number     Prices
                       ------       -------      -----      ------    -------
0.125   $0.125. . .    175,636      2 years     $0.125      175,636   $ 0.125
0.156   $0.156. . .      4,000      4 years     $0.156        4,000   $ 0.156
0.200   $0.200. . .     39,400      9 years     $0.200       39,400   $ 0.200
0.400   $0.400         206,873      8 years     $0.400      124,124   $ 0.400
0.625   $0.625. . .     19,500      6 years     $0.625       19,500   $ 0.625
0.670   $0.670. . .     27,500      7 years     $0.670       27,500   $ 0.670
2.500   $2.500. . .     14,300      2 years     $2.500       14,300   $ 2.500
                       -------                              -------
                       487,209                              404,460
                       =======                              =======

9.  Employee  Benefit  Plans

The Company has a 401K and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after one year of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit
Sharing  Plan  during  the  fiscal  years  ended  February  28,  2003 and  2002.

                       SOLITRON  DEVICES,  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Export  Sales  and  Major  Customers

Revenues from domestic and export sales to unaffiliated customers are as follows:


                                         Year Ended            Year Ended
                                         February 28,         February 28,
                                            2003                  2002
                                         -----------          -------------

Export sales:
  Europe. . . . . . . . . . . . .       $   401,000           $   201,000
Canada and Latin America                     57,000               171,000
Far East and Middle East. . . . .           280,000               105,000
United States . . . . . . . . . .         6,609,000             5,922,000
                                         -----------          ------------
                                        $ 7,347,000           $ 6,399,000
                                         ===========          ============

Sales to the Company's top three customers accounted for 59% of net sales for the year ended February 28, 2003 as compared with 56% of the Company's net sales for the year ended February 28, 2002.

Sales to Raytheon Company accounted for 45% for the year ended February 28, 2003 and 39% for the year ended February 28, 2002.

During the fiscal year ended February 28, 2003, the US Government represented 9% of net sales as compared to 11% for the fiscal year ended February 28, 2002.

11.  Extraordinary  Item

During the year ended February 28, 2002, the Company had extraordinary gains, which totaled approximately $6,000. Included in extraordinary gains was the settlement of a debt obligation to an unsecured creditor which the Company bought at a discount, resulting in an extraordinary gain of $2,000 ($0.00 per share), and the extinguishment of debt to a vendor for approximately $4,000 ($0.00 per share). There were no income tax effects as a result of these events. During the year ended February 28, 2003, the Company wrote down the book value of the Port Salerno facility ($175,000) to reflect the sale value of the property, the sale of which took place in March, 17, 2003.

12.  Commitments  and  Contingencies

Employment  Agreement
---------------------

In December 2000, the Company entered into a five year employment agreement with its President. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, "pre -tax income" shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to employees. The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year. The employer's regularly retained independent auditor, shall make the determination of "pre-tax income" after consultation with the Board of Directors Compensation Committee, which determination shall be final and conclusive on the parties hereto. The President of the Company voluntarily took a 30 % reduction in compensation at the time that salary reductions, ranging from 6% to 12%, went into effect for all of the employees of the Company. Effective January 1, 2003 the Board restored 5% of the pay cut to the President.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Commitments  and  Contingencies  (continued)

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

A bonus of $18,219 was accrued for the President for the fiscal year ended February 28, 2003. No bonus was accrued for the President for the year ended
February  28,  2002.

Environmental  Compliance:
--------------------------

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

In addition to the claims assert by USEPA against the Company at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites, claims have been asserted against the Company by groups of alleged responsible parties formed at each of these two sites for all past and future cleanup expenses incurred or to be incurred by the respective groups. During the negotiations with USEPA to resolve the Company's alleged liability at all four (4) sites, the Company was advised by USEPA that a settlement with USEPA would most likely resolve the claims of the groups of alleged responsible parties formed at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites. Preliminary communications with attorneys representing the respective groups support USEPA's representations in this regard.

The Company contends that the claims of USEPA and the private parties referenced above were discharged in bankruptcy pursuant to the Bankruptcy Court's Order Confirming Solitron's Fourth Amended Plan of Re-Organization, entered in August 1993. Nevertheless, the Company is negotiating with USEPA to settle its outstanding liability at all four (4) sites based on an ability to pay ("ATP") determination. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), the United States may enter into ATP settlements with individuals and businesses for recovery of response costs and performance of cleanup work in appropriate cases. The ATP settlement process is reserved for potentially responsible parties ("PRPs") who demonstrate to USEPA's satisfaction that payment of the amount sought by the government is likely to put an entity out of business or otherwise jeopardize its viability by creating an undue financial hardship. An undue financial hardship occurs if, in the opinion of USEPA, satisfaction of the environmental claim will deprive a PRP of ordinary and necessary assets or cause a PRP to be unable to pay for ordinary and necessary business expenses and/or ordinary and necessary living expenses. The ATP settlement process provides for a reduction in the proposed settlement to an amount that is not likely to create an undue financial hardship.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Commitments  and  Contingencies  (continued)

In connection with the foregoing settlement negotiations, the Riviera Beach property was sold on October 12, 1999 by the Company. Under the terms of the sale, the USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Port Salerno property (formally occupied by Solitron Microwave) was sold on March 17, 2003. Under the terms of the sale, the USEPA received $153,155 and Martin County received on behalf of the Florida Department of Environmental Protection ("FDEP") $278,148 (the net proceeds) pursuant to an allocation agreed to by USEPA and FDEP. In addition, USEPA has advised the Company that the Company will be required to contribute additional funds to effect the settlement. The Company was advised in March 2000 that USEPA had determined initially that USEPA's model evaluating the Company's ability to pay determined that the Company could contribute an additional
$80,000 plus a percentage of profits to effect the settlement, and the net proceeds of the sale of the Port Salerno Property. On May 20, 2002, the Company submitted it's ATP settlement offer to USEPA, the substantial provisions of which included payment of the sum of $65,000.00 over two years, and payment to USEPA of 5% of Solitron's net after tax income over the first $500,000.00, if any, for years 3-7 following the effective date of the settlement, plus the net proceeds of the sale of the Port Salerno property. USEPA is currently considering the Company's offer. Once the Company and USEPA have reached agreement on the ATP negotiations, it is anticipated that USEPA will recommend to the PRP groups at the Petroleum Products Corporation and Casmalia Disposal Superfund Sites that the respective groups release the Company from further liability at either site upon the Company's compliance with the ATP settlement terms and conditions.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980s, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order referenced above. The Company entered into a Tolling Agreement with the State of New York in August 2002, which provides for the tolling of applicable statutes of limitation through the earlier of August 23, 2003, or the date the State institutes a suit against Solitron, for any claims associated with the Clarkstown Landfill site. It is not known at this time whether the State of New York will pursue a claim against the Company in connection with the Clarkstown Landfill site.

On  January  6,  2003  the  Company  received from the USEPA a letter requesting information pursuant to Section 104 of CERCLA and Section 3007 of RCRA for the 43rd Street Bay Drum and Steel Site in Tampa, Florida to which the Company responded on January 13, 2003 indicating that the Company purchased less then ten used drums from the site and has not sent any chemical waste to the aforementioned site for disposal. Therefore, the Company does not believe that it has any financial exposure on this site. To date the Company has not received any further communication regarding the site from the USEPA.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Commitments  and  Contingencies  (continued)

Operating  Leases
-----------------

The Company has entered into a new lease agreement for its production facility. The lease has a 10-year term, which expires in the year 2011 and has no option to renew under current terms. The lease is subject to escalations based on operating expenses. Future minimum lease payments for all non-cancelable operating leases are as follows:

                 Fiscal Year Ending February 28/29                      Amount
                 ---------------------------------                    ----------
                              2004                                    $  390,000
                              2005                                       402,000
                              2006                                       414,000
                              2007                                       427,000
                              2008                                       439,000
                            Thereafter                                 1,893,000
                                                                      ----------
                              Total                                   $3,965,000
                                                                      ==========

Total rent expense was $415,000 for the year ended February 28, 2003 as compared with $353,000 for the year ended February 28, 2002. These figures include rental of storage space, which is made on a month-to-month basis.

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

13.  Material  Subsequent  Event

On March 17, 2003 the Company sold its non-operating plant facilities located in Port Salerno, Florida. The Port Salerno property consisted of a 42,000 square foot building and 23 acres of undeveloped land. SAS No. 1, Section 560, Subsequent Events, as amended by SAS No. 12, Inquiry of a Client's Lawyer
Concerning Litigation Claims, and Assessments, sets forth criteria for the proper treatment of subsequent events. The property was carried at its estimated fair market value, net of disposal costs, per the Company's accounting policy. The February 28, 2003 financial statements were adjusted to reflect the sale of the Port Salerno property.

The  transaction  is  summarized  as  follows  from  the  settlement  statement:

Gross  Sales  Price  of  Property                         $801,691
Less  Disbursements  Paid  at  Closing:
     USEPA                                                (153,155)
     Martin  County  on  Behalf  of  FDEP                 (278,148)
     Real  Estate  Taxes                                  (287,401)
     Sales  Commission                                    ( 48,000)
     Attorney's  Fees                                     ( 23,309)
     State  Tax/Stamps                                    (  5,600)
     Title  and  Other  Fees                              (  6,078)
                                                        -----------
                                                       $          0
                                                       ============

                         SOLITRON  DEVICES,  INC.  AND  SUBSIDIARIES


ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 ---------------------------------------------------------------
                 FINANCIAL  DISCLOSURE.
                 ----------------------

None

                              PART  III
                              ---------

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

                                                                     Year
                                                                     First          Term As
                                                                    Became         Director
Name                            Age    Position with Solitron       Director       Expires(1)
----------------------------  ------  ----------------------       --------        ----------
Shevach Saraf. . . . . . . .    60    Chairman of the Board,         1992           Expired
                                      Chief Executive Officer,
                                      President and Treasurer

Dr. Jacob Davis. . . . . . .    66    Director                       1996           Expired

Mr. Joseph Schlig. . . . . .    75    Director                       1996           Expired

1) The term of each Director has expired. Each Director shall continue in office until his successor is elected at the next annual meeting of stockholders.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                                    PART III

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

Dr. Davis is the Chairman of the Compensation Committee and a member of the Audit Committee.

Mr. Joseph Schlig was elected a Director of the Company on August 26, 1996. He is Managing Director of Fairhaven Associates, a professional consulting firm supporting small and medium size businesses in strategic planning; financial, marketing and operations management and organizational development. From 1995 to 1997, Mr. Schlig also served as Chief Financial Officer of Industrial Technologies, Inc. For the prior five years, Mr. Schlig was a business consultant to private companies and to the State of Connecticut Department of Economic Development. Mr. Schlig has many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon. Mr. Schlig has also operated several small/medium size companies in both the public and private sectors. He also serves as a director of the Trumbull Technology Foundation, the Bridgeport Economic Development Corporation, and served as a Director of the MIT Enterprise Forum of Connecticut. Mr. Schlig has an engineering degree from the Stevens Institute of Technology and an MBA from the Harvard Business School where he was a Baker Scholar. Mr. Schlig is the Chairman of the Audit Committee and a member of the Compensation Committees.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance
------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all
Section  16(a)  forms  they  file.  Based upon a review of the copies of Section
16(a) filings furnished to the Company and written representations from the Company's current executive officers, directors and ten percent stockholders, the Company believes that during the fiscal year ended February 28, 2003, directors, executive officers and ten percent stockholders of the Company complied with Section 16(a) filing requirements applicable to them.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                                    PART III

ITEM  10.     EXECUTIVE  COMPENSATION
              -----------------------

Summary  Compensation  Table
----------------------------

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 28, 2003, 2002 and 2001.

                  Annual Compensation
-------------------------------------

                                                                                   Other
Name and                                                                           Annual
Principal Position                           Year     Salary ($)   Bonus ($)    Compensation
-------------------------------------    ----------  -----------  -----------   ------------
Shevach Saraf . . . . . . . . . . . .        2001       184,459      56,430       20,060(1)
  Chairman of the Board,. . . . . . .        2002       188,030         -0-       24,352(2)
  Chief Executive Officer,. . . . . .        2003       169,194      18,219       15,800(3)
  President and Treasurer

----------------
(1) Life, Disability, & Medical Insurances plus personal car expenses and legal fees
(2)  Life,  Disability,  &  Medical  Insurances  plus  personal  car  expenses
(3)  Life,  Disability,  &  Medical  Insurances  plus  personal  car  expenses


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

These stock options are in addition to, and not in lieu of or in substitution for, the Stock Options (the "1992 Stock Options") granted to the President pursuant to the Incentive Stock Option Plan Agreement under Solitron Devices, Inc. 1987 Stock Option Plan dated October 20, 1992 between the Company and the employee.

The President of the Company voluntarily took a 30% reduction in compensation at the time that salary reductions, ranging from 6% to 12%, went into effect for all of the employees of the Company. As of January 1, 2003 the Board has restored 5% of the pay cut for the President.

In fiscal year 2003, $18,219 was accrued as bonus for the President, and in fiscal year 2002, no bonus was accrued.

The President of the Company may also participate in the Company's 1987 Stock Option Plan, the Company's Deferred Compensation Plan and the Company's Employee 401-K and Profit Sharing Plan (the "Profit Sharing Plan"). During the fiscal year ended February 28, 2003, no amounts were deferred by executive officers under the Company's Deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                                    PART III

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                  NUMBER OF
                  SECURITIES      PERCENT OF TOTAL
                  UNDERLYING      OPTIONS GRANTED     EXERCISE OR
                   OPTIONS        TO EMPLOYEES IN      BASE PRICE     EXPIRATION
     NAME          GRANTED (#)       FISCAL YEAR         ($/SH)          DATE
----------------  ------------   -----------------     -----------    ----------
Shevach Saraf          0                 -                  -              -

Aggregated  Option  Exercises  in  Last  Fiscal  Year and Fiscal Year-End Option
--------------------------------------------------------------------------------
Values
------

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED IN-
                                                      UNDERLYING UNEXERCISED OPTIONS      THE-MONEY OPTIONS AT
                         SHARES                            AT FISCAL YEAR-END (#)           FISCAL YEAR-END ($)
                        ACQUIRED ON      VALUE        ----------------------------      ---------------------------
NAME                    EXERCISE (#)    REALIZED ($)   EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
----------------------  ------------    ------------   -----------   -------------      -----------   --------------
Shevach Saraf              -0-                 -          299,760       82,749            $59,952           $16,550


Director  Remuneration
----------------------

Each director who is not employed by the Company receives $1,500 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company.

Total fees paid to all directors for attendance at Board and committee meetings amounted to $6,000 for the fiscal year ended February 28, 2003.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
              ------------------------------------------------------------------
RELATED  STOCKHOLDER  MATTERS
-----------------------------

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 28, 2003 by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                                    PART III





                                    Number of Shares          Percentage of
   Name and Address               Beneficially Owned (1)   Outstanding Shares (1)
--------------------------------  ----------------------   ----------------------
Shevach Saraf
3301 Electronics Way . . . . . .         602,351(2)              29.11%
West Palm Beach, FL 33407

Dr. Jacob Davis
370 Franklyn Avenue
Indialantic, FL  32903 . . . . .          13,000(2)                *

Joseph Schlig
129 Mayfield Drive
Trumbull, CT  06611. . . . . . .          13,000(2)                *

All Executive Officers and
Directors as a Group (3 persons)         628,351(2)            30.37%

John Stayduhar Revocable Trust .         427,848               20.66%
c/o Boyes & Farina
1001 Forum Place, Suite 900
West Palm Beach, FL   33401

Bruce Paul . . . . . . . . . . .         231,500               11.18%
Hampton Road
Purchase, NY  10577

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                  NUMBER  OF  SECURITIES
                                                                                 REMAINING  AVAILABLE  FOR
                               NUMBER  OF  SECURITIES      WEIGHTED-AVERAGE         FUTURE  ISSUANCE  UNDER
                                TO  BE  ISSUED  UPON      EXERCISE  PRICE OF        EQUITY  COMPENSATION
                                   EXERCISE  OF              OUTSTANDING              PLANS  (EXCLUDING
                               OUTSTANDING  OPTIONS,      OPTIONS,  WARRANTS      SECURITIES  REFLECTED  IN
PLAN CATEGORY                  WARRANTS  AND  RIGHTS         AND  RIGHTS                 COLUMN  (A))
---------------------          ----------------------   ----------------------   --------------------------
                                         (a)                     (b)                         (c)
Equity compensation plans
approved by security holders              0                       -                           -

Equity compensation plans not
approved by security holders        487,209                  $0.340                     213,000
                                    -------                 --------                    -------
              Total                 487,209                  $0.340                     213,000

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K

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

10.5 Reduction in Space and Rent Agreement dated November 1, 2001 between Solitron Devices, Inc. and Technology Place, Inc.

10.6 Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company's Form
     10-K  for  the  year  ended  February  28,  2001)

21*  List  of  Subsidiaries  of  the  Company.

99.1* Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  REPORTS  ON  FORM  8-K

     The Company filed a report on Form 8-K on February 14, 2003. In the report, the Company reported under Item 4, that the Board of Directors, decided not to re-engage Goldstein Golub Kessler and engaged Berkowitz, Lago & Company LLP to serve as the Company's independent certified public accountants.

     *  Filed  herewith



ITEM  14.          CONTROLS  AND  PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Principal Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

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

SOLITRON  DEVICES,  INC.

/s/ Shevach Saraf
----------------------------
By:          Shevach  Saraf
Title: Chairman of the Board, President, Chief Executive Officer, Treasurer and Chief Financial Officer

Date:       May  30,  2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                      Title                                 Date
---------                      -----                                 ----

/s/ Shevach Saraf
------------------------
Shevach  Saraf                Chairman  of  the  Board,           May  30,  2003
                              President,  Chief
                              Executive  Officer,
                              Treasurer  and  Chief  Financial
                              Officer.
/s/ Jacob Davis
------------------------
Jacob  Davis                  Director                            May  30,  2003


/s/ Joseph Schlig
------------------------
Joseph  Schlig                Director                            May  30,  2003

                                  CERTIFICATION


I, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of Solitron Devices, Inc., certify that:

1.  I have reviewed this annual report on Form 10-KSB of Solitron Devices, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  30,  2003            /s/  Shevach  Saraf
                                 Shevach  Saraf
                                 Chairman,  President,
                                 Chief  Executive  Officer,
                                 Treasurer  and
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

10.5 Reduction in Space and Rent Agreement dated November 1, 2001 between Solitron Devices, Inc. and Technology Place, Inc.

10.6 Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company's Form
     10-K  for  the  year  ended  February  28,  2001)

21*  List  of  Subsidiaries  of  the  Company.

99.1* Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *  Filed  herewith