Form 10QSB
period 2003-05-31
SOLITRON DEVICES INC
filed 2003-07-10
CIK 91668

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003

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



                                 (561) 848-4311
                                 --------------
                (Issuer's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 2,070,821.

Transitional Small Business Disclosure Format (check one):
Yes [X]   No [ ]
================================================================================

                             SOLITRON DEVICES, INC.

                                      INDEX



PART 1 - FINANCIAL INFORMATION
                                                                        Page No.

Item   1.  Financial Statements (unaudited):

           Consolidated Balance Sheets                                      3
           May 31, 2003 and February 28, 2003

           Consolidated Statement of Operations                             4
           Three Months Ended May 31, 2003 and 2002

           Consolidated Statements of Cash flows                            5
           Three Months Ended May 31, 2003 and 2002

           Notes to Consolidated Financial Statements                      6-8


Item   2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9-12


Item   3.  Controls and Procedures                                         12


PART II - OTHER INFORMATION


Item       1.  Legal Proceedings

Item       2.  Changes in Securities and Use of Proceeds

Item       3.  Defaults Upon Senior Securities

Item       4.  Submission of Matters to a Vote of Security Holders

Item       5.  Other Information

Item       6.  Exhibits and Reports on Form 8-K

Signatures

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      May 31, 2003      February 28, 2003
                                                                                      ------------      -----------------
                                                                                      (Unaudited)           (Audited)
                                                                                 (in thousands, except for share amounts)
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                                       $    1,564          $    1,448
       Accounts receivable                                                                    938               1,052
       Inventories                                                                          2,898               2,869
       Prepaid expenses and other current assets                                              118                 139
                                                                                       ----------          ----------
          TOTAL CURRENT ASSETS                                                              5,518               5,508

    PROPERTY, PLANT AND EQUIPMENT, net                                                        612                 568

    OTHER ASSETS                                                                               52                  52
                                                                                       ----------          ----------
          TOTAL ASSETS                                                                 $    6,182          $    6,128
                                                                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Current portion of accrued environmental expenses                               $      876          $      846
       Accounts payable - Post petition                                                       387                 549
       Accounts payable-Pre-petition, current portion                                         788                 800
       Accrued expenses and other liabilities                                               1,135               1,119
                                                                                       ----------          ----------
            TOTAL CURRENT LIABILITIES                                                       3,186               3,314

    LONG TERM LIABILITIES, net of current portion                                             334                 364
                                                                                       ----------          ----------

             TOTAL LIABILITIES                                                              3,520               3,678
                                                                                       ----------          ----------

     COMMITMENTS AND CONTINGENCIES                                                           --                  --

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized 500,000 shares, none issued                 -0-                 -0-
      Common stock, $.01 par value, authorized 10,000,000 shares,
      2,070,821 shares issued and outstanding                                                  21                  21
      Additional paid-in capital                                                            2,617               2,617
      Retained earnings (accumulated deficit)                                                  24                (188)
                                                                                       ----------          ----------

             TOTAL STOCKHOLDERS' EQUITY                                                     2,662               2,450
                                                                                       ----------          ----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    6,182          $    6,128
                                                                                       ==========          ==========


     The accompanying notes are an integral part of the financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MAY 31,

                                                                  2003                  2002
                                                                  ----                  ----
                                                              (Unaudited)           (Unaudited)
                                                        (in thousands, except for per share amounts)

Net sales                                                     $     2,000           $     1,818
Cost of sales                                                       1,555                 1,520
                                                              -----------           -----------
Gross profit                                                          445                   298
Selling, general and administrative expenses                          248                   278
                                                              -----------           -----------

Operating income                                                      197                    20
                                                              -----------           -----------

Other income (expense)
    Other income                                                       21                    16
     Interest expense                                                  (5)                  (13)
     Other                                                           --                      (2)
                                                              -----------           -----------
Net other income                                                       16                     1
                                                              -----------           -----------

Net income                                                    $       213           $        21
                                                              ===========           ===========

INCOME PER SHARE OF COMMON STOCK:
                                             Basic            $      0.10           $      0.01
                                                              -----------           -----------
                                             Diluted          $      0.10           $      0.01
                                                              -----------           -----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
                                             Basic              2,070,821             2,070,821
                                                              ===========           ===========
                                             Diluted            2,070,821             2,089,816
                                                              ===========           ===========

     The accompanying notes are an integral part of the financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           THREE MONTHS ENDED MAY 31,

                                                                            2003                 2002
                                                                            ----                 ----
                                                                        (Unaudited)          (Unaudited)
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $      213           $       21
         Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
         Depreciation and amortization                                           15                   43
         Changes in operating assets and liabilities:
             (Increase) Decrease in:
             Accounts receivable                                                114                  275
             Inventories                                                        (29)                 (38)
             Prepaid expenses and other current assets                           21                    6
             Increase (Decrease) in:
             Accounts payable                                                  (174)                 (22)
             Accrued expenses and other liabilities                              15                  (21)
             Accrued environmental expenses                                      30                   27
             Other long term liabilities                                        (30)                  14
                                                                         ----------           ----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                         175                  305
                                                                         ----------           ----------

      CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                (59)                 (24)
                                                                         ----------           ----------
                     NET CASH USED IN INVESTING ACTIVITIES                      (59)                 (24)
                                                                         ----------           ----------

      NET INCREASE IN CASH                                                      116                  281

      CASH AT BEGINNING OF PERIOD                                             1,448                1,335
                                                                         ----------           ----------

      CASH AT END OF PERIOD                                              $    1,564           $    1,616
                                                                         ==========           ==========

     The accompanying notes are an integral part of the financial statements

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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003.

The results of operations for the three-month period ended May 31, 2003 are not necessarily indicative of the results to be expected for the year ending February 28, 2004.

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

The information contained in this Form 10-QSB should be read in conjunction with the "Business - Environmental Liabilities" section appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003.

3. INVENTORIES:

As of May 31, 2003 net inventories consist of the following:

            Raw Materials                                 $ 1,554,000
            Work-In-Process and Finished Goods              1,344,000
                                                          -----------
                                                          $ 2,898,000

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 144, ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 addresses financial accounting and reporting for the impairment of certain Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of long-lived Assets and Long-Lived Assets to be Disposed of," and Accounting Principles Board ("APB") Opinion No. 30; however, SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. The Company has adopted SFAS 144, and the adoption did not have a material impact on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") release No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF No. 94-3"). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. The Company adopted SFAS 146 during the second quarter of the last fiscal year. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. SFAS 146 will change, on a prospective basis, the time when restructuring charges are recorded from a commitment date approach to when the liability is incurred. SFAS No. 146 has not had a material impact on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 is not anticipated to have a material impact on the Company's financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EIFT Issue No. 00-21"). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. SFAS 148 is not anticipated to have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Overview:
---------

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor power transistors, power and control hybrids, junction and MOS field effect transistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army Navy transistors, diodes and Standard Military Drawings voltage regulators, are sold as standard or catalog items.

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

Critical Accounting Policies
----------------------------

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment and intangible assets, revenue recognition, accounting for legal contingencies, accounting for income taxes and accounting for non-recurring engineering work. A discussion of all of these critical accounting policies except for non-recurring engineering work can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2003 and a discussion of the critical accounting policy relating to non-recurring engineering work can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

Trends and Uncertainties:
-------------------------

During the three months ended May 31, 2003, the company's book-to-bill ratio was approximately 1.13, reflecting an increase in the volume of orders booked. The Company does not believe that the change in the book-to-bill ratio indicates a specific trend in the demand for the Company's products. Generally, the intake of orders over the last eighteen months has varied greatly as a result of the fluctuations in the general economy and of variations in defense spending on programs the Company supports, which is expected to continue over the next twelve months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped should a slow down in the intake of orders reoccur. However, should order intake fall significantly below the level experienced in the last twelve months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THREE MONTHS
------------------------------------------------------------------------------
ENDED MAY 31, 2002:
-------------------

Net sales for the three months ended May 31, 2003 increased approximately 10% to $2,000,000 as compared to $1,818,000 for the three months ended May 31, 2002. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2003 increased to $1,555,000 from $1,520,000 for the comparable period in 2002. However, expressed as a percentage of sales, Cost of sales decreased to approximately 78% from approximately 84% for the same periods. This change was due partly to a higher level of shipments and partly to reductions in material and labor costs expressed as a percentage of sales.

Gross profit for the three months ended May 31, 2003 increased to $445,000 from $298,000 for the three months ended May 31, 2002. Accordingly, gross margins on the Company's sales increased to approximately 22% for the three months ended May 31, 2003 in comparison to approximately 16% for the three months ended May 31, 2002. This change was due partly to a higher level of shipments and partly to reductions in material and labor costs expressed as a percentage of sales.

For the three months ending May 31, 2003, the Company shipped 154,722 units as compared with 193,321 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

The Company's backlog of open orders increased approximately 5% for the three months ended May 31, 2003 as compared to an increase of approximately 7% for the three months ended May 31, 2002. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase in the level of bookings of approximately 50% for the quarter ended May 31, 2003 as compared to the same period for the previous year principally as a result of a higher demand for its product in this period.

Selling, general, and administrative expenses decreased to $248,000 for the three months ended May 31, 2003 from $278,000 for the comparable period in 2002. During the three months ending May 31, 2003, selling, general, and administrative expenses as a percentage of sales decreased to approximately 12% as compared with approximately 15% for the three months ending May 31, 2002. This decrease is due to lower sales department salaries.

Operating Income for the three months ended May 31, 2003 increased to $197,000 from $20,000 for the three months ended May 31, 2002. This increase is due to a higher gross profit and to a decrease in selling, general and administrative expenses.

The Company recorded a net other income of $16,000 for the three months ended May 31, 2003 versus a net other income of $1,000 for the three months ended May 31, 2002. The variance was due primarily to a decrease in the Company's interest expense.

Net income for the three months ended May 31, 2003 increased to $213,000 from $21,000 for the same period in 2002. This increase is mainly due to a higher sales volume and to decreases in material cost and in selling, general and administrative expenses.

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

Furthermore, the Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the Company's 1993 bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB filed for the period ended February 28, 2003.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. At May 30, 2003, the Company is currently scheduled to pay approximately $1,811,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000.

The Company reported a net income of $213,000 and an operating income of $197,000 for the three months ended May 31, 2003. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At May 31, 2003, February 28, 2003 and May 31, 2002 respectively, the Company had cash of $1,564,000, $1,448,000 and $1,616,000. The increase during the last three months against February 28, 2003 was primarily attributable to higher revenues and to a lower level of cost of sales and expenses. Reduction in accounts receivable contributed $114,000 to the last three months' positive cash flow generated by ongoing operations.

At May 31, 2003, the Company had working capital of $2,332,000 as compared with a working capital at May 31, 2002 of $2,111,000. At February 28, 2003, the Company had a working capital of $2,194,000. The approximately $138,000 increase for the three months ended May 31, 2003 was due mainly to a decrease in accounts payable made possible by an improved cash inflow.

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

o expectations regarding fluctuations in the general economy and variations in defense spending;

o    the Company's belief regarding changes in its book-to-bill ratio;

o    expectations regarding the impact of certain accounting pronouncements; and

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

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o the loss of certification or qualification of the Company's products or the inability of the Company to capitalize on such certifications and/or qualifications;
o    unexpected rapid technological change;
o a misinterpretation of the Company's capital needs and sources and availability of liquidity;
o a change in government regulations which hinders the Company's ability to perform government contracts;
o    a shift in or misinterpretation of industry trends;
o unforeseen factors which impair or delay the development of any or all of its products if such decision is later determined to be in the best interests of the Company;
o    inability to sustain or grow bookings and sales;
o inability to capitalize on competitive strengths or a misinterpretation of those strengths;
o    the emergence of improved, patented technology by competitors;
o a misinterpretation of the nature of the competition, the Company's competitive strengths or its reputation in the industry;
o inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
o    inability to generate sufficient cash to sustain operations;
o    failure of price or volume recovery;
o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
o    changes in military or defense appropriations;
o    inability to make or renegotiate payments under the Plan of Reorganization;
o    inability to move into new market segments based on unforeseen factors;
o    unexpected impediments affecting ability to fill backlog;
o    inability to be released from environmental liabilities;
o an increase in the expected cost of environmental compliance based on factors unknown at this time;
o    changes in law or industry regulation;
o the results of the informal inquiry being conducted by the Securities and Exchange Commission;
o inability to sell certain properties or to obtain expected prices for such properties;
o    unexpected growth or stagnation of the business; and
o unforeseen changes that render the Company's headquarters and manufacturing facilities unsuitable or inadequate to meet the Company's current needs;
o unforeseen effects of inflation; other unforeseen activities, events and developments that may occur in the future.


ITEM 3. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS:
        ------------------

On June 23, 2003, the Southeast Regional Officer of the Securities and Exchange Commission notified us that it is conducting an informal inquiry concerning the Company. The Securities and Exchange Commission has requested that we provide them with certain documents and other information. We are cooperating fully with the Securities and Exchange Commission in connection with this informal inquiry. Management has no knowledge or belief that the Company is in violation of any SEC regulations. Currently, we are unable to determine whether this informal inquiry may lead to a formal investigation or the commencement of proceedings against the Company by the Securities and Exchange Commission.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:
        ------------------------------------------

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:
        --------------------------------

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in this Form 10-QSB and "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB for the period ended February 28, 2003, for a discussion of the status of payments pursuant to the Company's 1993 bankruptcy reorganization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
        ----------------------------------------------------
None
                                                                        .
ITEM 5. OTHER INFORMATION:
        ------------------
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
        ---------------------------------

  a)    Exhibits

        99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therein duly authorized.




                                                SOLITRON DEVICES, INC.



Date: July 8, 2003                              /s/ Shevach Saraf
                                                --------------------------------
                                                By:  Shevach Saraf
                                                Title:  Chairman, President,
                                                Chief Executive Officer and
                                                Chief Financial Officer

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: July 8, 2003                                /s/ Shevach Saraf
                                                  ------------------------------
                                                  Shevach Saraf
                                                  Chairman, President,
                                                  Chief Executive Officer,
                                                  Treasurer and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER       DESCRIPTION
--------------       -----------

    99.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*Filed herewith.