Form 10QSB
period 2003-08-31
SOLITRON DEVICES INC
filed 2003-10-20
CIK 91668

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2003

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________
                        Commission file number 001-04978


                             Solitron Devices, Inc.
        (Exact name of small business issuer as specified in its charter)


                 Delaware                            22-1684144
--------------------------------------------------------------------------------
     (State or other jurisdiction of     (IRS Employer Identification Number)
      incorporation or organization)


              3301 Electronics Way, West Palm Beach, Florida 33407
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 848-4311
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

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

Yes              No    X
    -------         -------


================================================================================

                             SOLITRON DEVICES, INC.
                             ----------------------

                                      INDEX



PART 1 - FINANCIAL INFORMATION
------------------------------
                                                                        Page No.
                                                                        --------

Item   1.  Financial Statements (unaudited):

             Consolidated Balance Sheets                                     3
             August 31, 2003 and February 28, 2003

             Consolidated Statement of Operations                            4
             Three and Six Months Ended August 31, 2003 and 2002

             Consolidated Statements of Cash flows                           5
             Six Months Ended August 31, 2003 and 2002

             Notes to Consolidated Financial Statements                     6-8


Item   2.  Management's Discussion and Analysis of Financial Condition     9-12
           and Results of Operations


Item   3.  Controls and Procedures                                           13


PART II - OTHER INFORMATION
---------------------------


Item   1.  Legal Proceedings

Item   2.  Changes in Securities and Use of Proceeds

Item   3.  Defaults Upon Senior Securities

Item   4.  Submission of Matters to a Vote of Security Holders

Item   5.  Other Information

Item   6.  Exhibits and Reports on Form 8-K

Signatures

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                   August 31, 2003   February 28, 2003
                                                                                       --------          --------
                                                                                     (Unaudited)         (Audited)
                                                                              (in thousands, except for share amounts)
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                                       $  1,791          $  1,448
       Accounts receivable                                                                  952             1,052
       Inventories                                                                        2,832             2,869
       Prepaid expenses and other current assets                                            111               139
                                                                                       --------          --------
          TOTAL CURRENT ASSETS                                                            5,686             5,508

    PROPERTY, PLANT AND EQUIPMENT, net                                                      588               568

    OTHER ASSETS                                                                             52                52
                                                                                       --------          --------

          TOTAL ASSETS                                                                 $  6,326          $  6,128
                                                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Current portion of accrued environmental expenses                               $    906          $    846
       Accounts payable - Post petition                                                     448               549
       Accounts payable-Pre-petition, current portion                                       773               800
       Accrued expenses and other liabilities                                             1,181             1,119
                                                                                       --------          --------
            TOTAL CURRENT LIABILITIES                                                     3,308             3,314

    LONG TERM LIABILITIES, net of current portion                                           304               364
                                                                                       --------          --------

             TOTAL LIABILITIES                                                            3,612             3,678
                                                                                       --------          --------

     COMMITMENTS AND CONTINGENCIES                                                         --                --

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized 500,000 shares, none issued               -0-               -0-
      Common stock, $.01 par value, authorized 10,000,000 shares,
      2,070,821 shares issued and outstanding                                                21                21
      Additional paid-in capital                                                          2,617             2,617
      Retained earnings (accumulated deficit)                                                76              (188)
                                                                                       --------          --------

             TOTAL STOCKHOLDERS' EQUITY                                                   2,714             2,450
                                                                                       --------          --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  6,326          $  6,128
                                                                                       ========          ========




     The accompanying notes are an integral part of the financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                     Three Months Ended August 31,           Six Months Ended August 31,
                                                        2003                2002                2003                2002
                                                    -----------         -----------         -----------         -----------
                                                    (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                                   (in thousands, except for per share amounts)
NET SALES                                           $     2,009         $     1,810         $     4,009         $     3,628
Cost of Sales                                             1,646               1,434               3,201               2,954
                                                    -----------         -----------         -----------         -----------

Gross Profit                                                363                 376                 808                 674

Selling, general and administrative expenses                310                 271                 558                 549
                                                    -----------         -----------         -----------         -----------

Operating Income                                             53                 105                 250                 125
                                                    -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE)
    Other Income                                              4                  15                  25                  31
    Interest Expense                                         (6)                (13)                (11)                (26)
    Other, net                                                                   (3)                                     (5)
                                                    -----------         -----------         -----------         -----------
Other Income (Expense), Net                                  (2)                 (1)                 14                --
                                                    -----------         -----------         -----------         -----------

Net Income                                          $        51         $       104         $       264         $       125
                                                    ===========         ===========         ===========         ===========

INCOME PER SHARE: Basic                             $      0.02         $      0.05         $       .13         $      0.06

                                                    -----------         -----------         -----------         -----------
                : Diluted                           $      0.02         $      0.05         $       .13         $      0.06
                                                    -----------         -----------         -----------         -----------

WEIGHTED AVERAGE
 SHARES OUTSTANDING: Basic                            2,070,821           2,070,821           2,070,821           2,070,821
                                                    ===========         ===========         ===========         ===========
                   : Diluted                          2,129,388           2,129,388           2,129,388           2,129,388
                                                    ===========         ===========         ===========         ===========





     The accompanying notes are an integral part of the financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                           SIX MONTHS ENDED AUGUST 31,
                           ---------------------------

                                                                           2003               2002
                                                                         --------           --------
                                                                        (Unaudited)        (Unaudited)
                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $    264           $    125
         Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
         Depreciation and amortization                                         95                 85
         Changes in operating assets and liabilities:
             (Increase) Decrease in:
             Accounts receivable                                               99                205
             Inventories                                                       37                 19
             Prepaid expenses and other current assets                         28                  8
             Increase (Decrease) in:
             Accounts payable                                                (100)               (30)
Accounts payable - Pre-Petition                                               (27)               (24)

Accrued expenses and other liabilities                                         62                 56

             Accrued environmental expenses                                    60                 54
             Other long term liabilities                                      (60)               (57)
                                                                         --------           --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                       458                441
                                                                         --------           --------

      CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                             (115)              (134)
                                                                         --------           --------
                     NET CASH USED IN INVESTING ACTIVITIES
                                                                             (115)              (134)
                                                                         --------           --------

      NET INCREASE IN CASH                                                    343                307

      CASH AT BEGINNING OF PERIOD                                           1,448              1,335
                                                                         --------           --------

      CASH AT END OF PERIOD                                              $  1,791           $  1,642
                                                                         ========           ========








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

The results of operations for the six-month period ended August 31, 2003 are not necessarily indicative of the results to be expected for the year ending February 28, 2004.

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

3.      INVENTORIES:
        ------------

As of August 31, 2003 net inventories consist of the following:

         Raw Materials                        $ 1,522,731
         Work-In-Process                        1,297,505
         Finished Goods                           115,510
                                              -----------
                     Gross Inventory            2,935,746
         Reserve                                 (103,590)
                                              -----------
                     Net Inventory            $ 2,832,156
                                              ===========

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

Trends and Uncertainties:
-------------------------

During the six months ended August 31, 2003, the company's book-to-bill ratio was approximately 0.88, reflecting a decease in the volume of orders booked. The Company does not believe that the change in the book-to-bill ratio indicates a specific trend in the demand for the Company's products. Generally, the intake of orders over the last 2 years has varied greatly as a result of the fluctuations in the general economy and of variations in defense spending on programs the Company supports, which is expected to continue over the next twelve months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped should a slow down in the intake of orders continue. However, should order intake fall significantly below the level experienced in the last twelve months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.


Results of Operations-Three Months Ended August 31, 2003 Compared to Three
--------------------------------------------------------------------------
Months Ended August 31, 2002:
-----------------------------

Net sales for the three months ended August 31, 2003 increased approximately 11% to $2,009,000 as compared to $1,810,000 for the three months ended August 31, 2002. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customers' orders.

Cost of sales for the three months ended August 31, 2003 increased to $1,646,000 from $1,434,000 for the comparable period in 2002. Expressed as a percentage of sales, Cost of sales increased to 82% from 79% for the same periods. This change was due mainly to increases in material and labor costs.

Gross profit for the three months ended August 31, 2003 decresed to $363,000 from $376,000 for the three months ended August 31, 2002. Accordingly, gross margins on the Company's sales decreased to 18% for the three months ended August 31, 2003 in comparison to 21% for the three months ended August 31, 2002. This change was due partly to a higher level of shipments and partly to increases in material and labor costs.

For the three months ending August 31, 2003, the Company shipped 76,026 units as compared with 130,055 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased 14% for the three months ended August 31, 2003. The Company has experienced an increase in the level of bookings of approximately 2% for the quarter ended August 31, 2003 as compared to the same period for the previous year. Changes in the level of orders booked depend, in large extent, on the timing of issuance of orders from key customers. 2002 as compared to a decrease of 17% for the three months ended August 31, 2002. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers.

Selling, general, and administrative expenses increased to $310,000 for the three months ended August 31, 2003 from $271,000 for the comparable period in 2002. During the three months ending August 31, 2003, selling, general, and administrative expenses as a percentage of sales remained at 15% as compared with 15% for the three months ending August 31, 2002.

Operating Income for the three months ended August 31, 2003 decreased to $53,000 from $105,000 for the three months ended August 31, 2002. This decrease is due to a lower gross profit and to an increase in selling, general and administrative expenses.

The Company recorded a net other expense of $2,000 for the three months ended August 31, 2003 versus $1,000 net amount for the three months ended August 31, 2002. The variance was due primarily to a decrease in the Company's interest income, which resulted from both a smaller average invested cash balance and lower interest rates received from the Company's bank.

Net income for the three months ended August 31, 2003 decreased to a profit of $51,000 from a profit of $104,000 for the same period in 2002. This decrease is due to a higher labor and material costs and an increase in selling, general and administrative expenses.

Results of Operations-Six Months Ended August 31, 2003 Compared to Six Months
-----------------------------------------------------------------------------
Ended August 31, 2002:
----------------------

Net sales for the six months ended August 31, 2003 increased approximately 11% to $4,009,000 as compared to $3,628,000 for the six months ended August 31, 2002. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2003 increased to $3,201,000 from $2,954,000 for the comparable period in 2002. However, expressed as a percentage of sales, cost of sales decreased to approximately 80% from approximately 81% for the same periods. This change was due partly to a higher level of shipments and offset by an increase in material and labor costs.

Gross profit for the six months ended August 31, 2003 increased to $808,000 from $674,000 for the six months ended August 31, 2002. Accordingly, gross margins on the Company's sales increased to approximately 20% for the six months ended August 31, 2003 in comparison to approximately 19% for the six months ended August 31, 2002. This change was due partly to a higher level of shipments.

For the six months ending August 31, 2003, the Company shipped 228,689 units as compared with 323,376 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased approximately 9% for the six months ended August 31, 2003 as compared to an decrease of approximately 24% for the six months ended August 31, 2002. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase in the level of bookings of approximately 35% for the six months ended August 31, 2003 as compared to the same period for the previous year principally as a result of a higher demand for its product in this period.

Selling, general, and administrative expenses increased to $558,000 for the six months ended August 31, 2003 from $549,000 for the comparable period in 2002. During the six months ending August 31, 2003, selling, general, and administrative expenses as a percentage of sales decreased to approximately 14% as compared with approximately 15% for the six months ending August 31, 2002. This decrease is due to lower sales department salaries.

Operating Income for the six months ended August 31, 2003 increased to $250,000 from $125,000 for the six months ended August 31, 2002. This increase is due to a higher gross profit and to a slight decrease in selling, general and administrative expenses.

The Company recorded a net other income of $14,000 for the six months ended August 31, 2003 versus a net other income of zero for the six months ended August 31, 2002. The variance was due primarily to a decrease in the Company's interest expense.

Net income for the six months ended August 31, 2003 increased to $264,000 from $125,000 for the same period in 2002. This increase is mainly due to a higher sales volume.

Liquidity and Capital Resources:
--------------------------------

The Company's sole source of liquidity is cash generated by ongoing operations. The Company's liquidity is expected to be affected adversely in the short term due to the anticipated lower level of revenue in the next eighteen months to two years. The Company's liquidity is not expected to improve until the Company's revenue increases above its breakeven point.

Furthermore, the Company's liquidity continues to be affected adversely by significant non-recurring expenses associated with the Company's 1993 bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB filed for the period ended February 28, 2003.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. At August 31, 2003, the Company is currently scheduled to pay approximately $1,802,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000.

The Company reported a net income of $264,000 and an operating income of $250,000 for the six months ended August 31, 2003. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At August 31, 2003, February 28, 2003 and August 31, 2002 respectively, the Company had cash of $1,791,000, $1,448,000 and $1,642,000. The increase during the last six months against February 28, 2003 was primarily attributable to higher revenues and to a lower level of cost of sales and expenses. Reduction in accounts receivable contributed $100,000 to the last six months' positive cash flow generated by ongoing operations.

At August 31, 2003, the Company had working capital of $2,378,000 as compared with a working capital at August 31, 2002 of $2,075,000. At February 28, 2003, the Company had a working capital of $2,194,000. The approximately $184,000 for the six months ended August 31, 2003 was due mainly to a decrease in accounts payable made possible by an improved cash inflow .

Forward-Looking Statements:
---------------------------

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

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o the loss of certification or qualification of the Company's products or the inability of the Company to capitalize on such certifications and/or qualifications;
o    unexpected rapid technological change;
o a misinterpretation of the Company's capital needs and sources and availability of liquidity;
o a change in government regulations which hinders the Company's ability to perform government contracts;
o    a shift in or misinterpretation of industry trends;
o unforeseen factors which impair or delay the development of any or all of its products if such decision is later determined to be in the best interests of the Company;
o    inability to sustain or grow bookings and sales;
o inability to capitalize on competitive strengths or a misinterpretation of those strengths;
o    the emergence of improved, patented technology by competitors;
o a misinterpretation of the nature of the competition, the Company's competitive strengths or its reputation in the industry;
o inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
o    inability to generate sufficient cash to sustain operations;
o    failure of price or volume recovery;
o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
o    changes in military or defense appropriations;
o    inability to make or renegotiate payments under the Plan of Reorganization;
o    inability to move into new market segments based on unforeseen factors;
o    unexpected impediments affecting ability to fill backlog;
o    inability to be released from environmental liabilities;
o an increase in the expected cost of environmental compliance based on factors unknown at this time;
o    changes in law or industry regulation;
o the results of the informal inquiry being conducted by the Securities and Exchange Commission;
o inability to sell certain properties or to obtain expected prices for such properties;
o    unexpected growth or stagnation of the business;
o unforeseen changes that render the Company's headquarters and manufacturing facilities unsuitable or inadequate to meet the Company's current needs; and
o unforeseen effects of inflation; other unforeseen activities, events and developments that may occur in the future.

ITEM 3. CONTROLS AND PROCEDURES
        -----------------------

Based on the evaluation of the Company's disclosure controls and procedures as of August 31, 2002,, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting during the quarter ended August 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
        ----------------------------------------------------

None
                                                                    .
ITEM 5. OTHER INFORMATION:
        ------------------

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
        ---------------------------------

        a)    Exhibits

              31. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therein duly authorized.




                                        SOLITRON DEVICES, INC.



Date:  October 20, 2003                  /s/ Shevach Saraf
                                        ---------------------------------------
                                        By:   Shevach Saraf
                                        Title:  Chairman, President,
                                        Chief Executive Officer and
                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------




EXHIBIT NUMBER                       DESCRIPTION
--------------                       -----------

     31* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*Furnished herewith.