Form 10QSB
period 2003-11-30
SOLITRON DEVICES INC
filed 2004-01-13
CIK 91668

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2003


   [_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _________ to _________

                        Commission file number: 001-04978



                             SOLITRON DEVICES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Delaware                                               22-1684144
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [_]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 5, 2004: 2,070,362.

Transitional Small Business Disclosure Format (check one):
Yes [_]     No [X]


===============================================================================

                             SOLITRON DEVICES, INC.
                             ----------------------

                                      INDEX



                                                                        Page No.
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.     Financial Statements (unaudited):

            Consolidated Balance Sheet -
            November 30, 2003 and February 28, 2003 ........................   3

            Consolidated Statements of Operations -
            Three and Nine Months Ended November 30, 2003 and 2002 .........   4

            Consolidated Statements of Cash Flows -
            Nine Months Ended November 30, 2003 and 2002 ...................   5

            Notes to Consolidated Financial Statements ..................... 6-8



Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................9-13



Item 3.     Controls and Procedures ........................................  13




PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings ..............................................  14


Item 2.     Changes in Securities and Use of Proceeds ......................  14


Item 3.     Defaults Upon Senior Securities ................................  14


Item 4.     Submission of Matters to a Vote of Security Holders ............  14


Item 5.     Other Information ..............................................  14


Item 6.     Exhibits and Reports on Form 8-K ...............................  14




Signatures .................................................................  15


Exhibit Index ..............................................................  16


Exhibit 31


Exhibit 32

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                               NOVEMBER 30,     FEBRUARY 28,
                                                                                   2003             2003
                                                                               ------------     ------------
                                                                               (Unaudited)        (Audited)
                                                                                       (in thousands)
ASSETS
   CURRENT ASSETS
   Cash and cash equivalents                                                   $      1,884     $      1,448
   Accounts receivable, less allowance for doubtful accounts of $3,000                  859            1,052
   Inventories                                                                        2,766            2,869
   Prepaid expenses and other current assets                                            146              139
                                                                               ------------     ------------
         TOTAL CURRENT ASSETS                                                  $      5,655     $      5,508

   PROPERTY, PLANT AND EQUIPMENT, net                                                   585              568

   OTHER ASSETS                                                                          52               52
                                                                               ------------     ------------
         TOTAL ASSETS                                                          $      6,292     $      6,128
                                                                               ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
   Current portion of accrued environmental expenses                           $        936     $        846
   Accounts payable, Post-petition                                                      375              549
   Accounts payable, Pre-petition, current portion                                      759              800
   Accrued expenses and other liabilities                                             1,167            1,119
                                                                               ------------     ------------
         TOTAL CURRENT LIABILITIES                                                    3,237            3,314

   LONG-TERM LIABILITIES, net of current portion                                        274              364
                                                                               ------------     ------------
         TOTAL LIABILITIES                                                     $      3,511     $      3,678
                                                                               ============     ============


   COMMITMENTS AND CONTINGENCIES                                                        -0-              -0-

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 500,000 shares, none issued              -0-              -0-
   Common stock, $.01 par value, authorized 10,000,000 shares 2,070,821
     shares issued and outstanding                                                       21               21
   Additional paid-in capital                                                         2,617            2,617
   Accumulated earnings/(deficit)                                                       143             (188)
                                                                               ------------     ------------
            TOTAL STOCKHOLDERS' EQUITY                                                2,781            2,450
                                                                               ------------     ------------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $      6,292     $      6,128
                                                                               ============     ============


    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                 THREE MONTHS ENDED NOVEMBER 30,     NINE MONTHS ENDED NOVEMBER 30,
                                                 ------------------------------      ------------------------------
                                                     2003              2002              2003              2002
                                                 ------------      ------------      ------------      ------------
                                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                            (in thousands, except for per share amounts)


NET SALES                                        $      1,859      $      1,821      $      5,868      $      5,449
Cost of Sales                                           1,513             1,495             4,715             4,449
                                                 ------------      ------------      ------------      ------------

Gross Profit                                              346               326             1,153             1,000

Selling, general and administrative expenses              278               277               836               826
                                                 ------------      ------------      ------------      ------------

Operating Income/(Loss)                                    68                49               317               174
                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Other Income                                             6                 8                31                39
   Interest Expense                                        (5)              (13)              (16)              (39)
   Other, net                                              (1)               (2)               (1)               (7)
                                                 ------------      ------------      ------------      ------------
Other Income/(Expense) Net                                  0                (7)               14                (7)
                                                 ------------      ------------      ------------      ------------

Net Income/(Loss)                                $         68      $         42      $        331      $        167
                                                 ============      ============      ============      ============

INCOME/(LOSS) PER SHARE:
   Basic                                         $       0.03      $       0.02      $       0.16      $       0.08
   Diluted                                       $       0.03      $       0.02      $       0.15      $       0.08

WEIGHTED AVERAGE
SHARES OUTSTANDING:
   Basic                                            2,070,362         2,070,378         2,070,362         2,070,378
   Diluted                                          2,204,086         2,204,013         2,204,086         2,204,013


     The accompanying notes are an integral part of the financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------



                                                         NINE MONTHS ENDED NOVEMBER 30,
                                                         ----------------------------
                                                            2003              2002
                                                         ----------        ----------
                                                         (Unaudited)       (Unaudited)
                                                                 (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit (loss)                                     $      331        $      167
                                                         ----------        ----------
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
   Depreciation and amortization                                141               130
      (Increase)/Decrease in:
         Accounts Receivable                                    193                94
         Inventories                                            103                 5
         Prepaid Expenses and other current assets               (7)               (7)
         Due from SV Microwave                                    0                 1
         Other Assets                                             0                (1)
      Increase/(Decrease) in:
         Accounts Payable                                      (174)              100
         Accounts Payable - Pre-petition                        (41)              (35)
         Accrued Expenses and other liabilities                  48                77
         Accrued Environmental Expenses                          80                81
         Other Long Term Liabilities                            (80)              (77)
                                                         ----------        ----------

Total adjustments                                               263               368
                                                         ----------        ----------

   Net cash provided by operating activities                    594               535
                                                         ----------        ----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                  (158)             (252)
                                                         ----------        ----------

         Net cash used in investing activities                 (158)             (252)
                                                         ----------        ----------


NET INCREASE (DECREASE) IN CASH                                 436               283
CASH AT BEGINNING OF PERIOD                              $    1,448        $    1,335
                                                         ----------        ----------
CASH AT END OF PERIOD                                    $    1,884        $    1,618
                                                         ==========        ==========


Supplemental cash flow disclosure: Interest paid during the nine months ended November 30, 2003 and 2002 was approximately $0 and $39,000 respectively.


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

The results of operations for the three month and nine month periods ended November 30, 2003 are not necessarily indicative of the results to be expected for the year ended February 29, 2004.

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

3.   INVENTORIES
     -----------

As of November 30, 2003 net inventories consist of the following:

     Raw Materials                               $ 1,497,000
     Work-In-Process                               1,297,000
     Finished Goods                                   76,000
                                                 -----------
           Gross Inventory                         2,870,000
     Reserve                                        (104,000)
                                                 -----------
           Net Inventory                         $ 2,766,000
                                                 ------------

4.   INCOME TAXES
     ------------

For the nine months ending November 30, 2003, the Company would expect a liability of approximately $123,000. However, because of a tax benefit resulting from net operating loss carry forwards amounting to approximately $15,000,000, the Company will not recognize any current tax liability. The Company does not expect to use up this tax benefit in the foreseeable future.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

5.   CONCENTRATION OF RISK
     ---------------------

For the nine months ending November 30, 2003, the Company has two customers that make up approximately 34% of the total outstanding accounts receivables and 52% of net sales. These customers are in good standing as of November 30, 2003.

Recent Accounting Pronouncements:
---------------------------------
In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 144, ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 addresses financial accounting and reporting for the impairment of certain Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and Accounting Principles Board ("APB") Opinion No. 30; however, SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. The Company has adopted SFAS 144, and the adoption did not have a material impact on its financial position and results of operations.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2003 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

Trends and Uncertainties:
-------------------------
During the nine months ended November 30, 2003, the Company's book-to-bill ratio was approximately 1.03, reflecting an increase in the volume of orders booked when compared to the nine months ending November 30, 2002.

The intake of orders over the last twelve months has decreased approximately 5%. Shipments have increased 9% over the last twelve months. As a result of the current economy and the level of defense spending on the defense programs that the Company participates in, it is anticipated that the sales and order intake will decrease over the next twelve months. Should the level of order intake and shipments fall significantly below current levels, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended November 30, 2003 Compared to Three
----------------------------------------------------------------------------
Months Ended November 30, 2002:
-------------------------------
Net sales for the three months ended November 30, 2003 increased approximately 1.8% to $1,859,000 as compared to $1,821,000 for the three months ended November 30, 2002. This increase was primarily attributable to a higher level of shippable orders, as per the delivery schedules requested by the Company's customers.

Cost of sales for the three months ended November 30, 2003 increased to $1,513,000 from $1,495,000 for the comparable period in 2002. Expressed as a percentage of sales, Cost of sales decreased to 81% from 82% for the same periods. This decrease as a percentage of sales was due mainly to decreases in material and labor costs that were dictated by the requirements of the shipped product mix.

Gross profit for the three months ended November 30, 2003 increased to $346,000 from $326,000 for the three months ended November 30, 2002. Accordingly, gross margins on the Company's sales increased to 19% for the three months ended November 30, 2003 in comparison to 18% for the three months ended November 30, 2002. This change was due largely to decreased material and labor costs.

For the three months ending November 30, 2003, the Company shipped 57,268 units as compared with 111,857 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders increased 14% for the three months ended November 30, 2003 as compared to an increase of 73% for the three months ended November 30, 2002. Such changes in the backlog are customary and reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease in the level of booking of approximately 40% for the quarter ended November 30, 2003 as compared to the same period for the previous year. Changes in the level of orders booked depend, to a large extent, on the timing of issuance of orders from key customers and are not necessarily indicative of a trend.

Selling, general, and administrative expenses increased slightly to $278,000 for the three months ended November 30, 2003 from $277,000 for the comparable period in 2002. During the three months ending November 30, 2003, selling, general, and administrative expenses as a percentage of sales remained at 15% as compared to the three months ending November 30, 2002.

Operating Income for the three months ended November 30, 2003 increased to a profit of $68,000 from a profit of $49,000 for the three months ended November 30, 2002. This increase is due largely to decreased material and labor costs.

The Company recorded a net other expense of $0 for the three months ended November 30, 2003 versus a $7,000 net other expense amount for the three months ended November 30, 2002. The variance was due primarily to an increase in the Company's interest income, which resulted from a larger average invested cash balance.

Net income for the three months ended November 30, 2003 increased to a profit of $68,000 from a profit of $42,000 for the same period in 2002. This increase is due largely to decreased material and labor costs.

Results of Operations-Nine Months Ended November 30, 2003 Compared to Nine
--------------------------------------------------------------------------
Months Ended November 30, 2002:
-------------------------------
Net sales for the nine months ended November 30, 2003 increased approximately 8% to $5,868,000 as compared to $5,449,000 for the nine months ended November 30, 2002. This increase was primarily attributable to a higher level of shippable orders, as per the delivery schedules requested by the Company's customers.

Cost of sales for the nine months ended November 30, 2003 increased to $4,715,000 from $4,449,000 for the comparable period in 2002. Expressed as a percentage of sales, Cost of sales decreased to 80% from 82% for the same periods. This change was due mainly to reductions in material and labor costs that were dictated by the requirements of the shipped product mix.

Gross profit for the nine months ended November 30, 2003 increased to $1,153,000 from $1,000,000 for the nine months ended November 30, 2002. Accordingly, gross margins on the Company's sales increased to 20% for the nine months ended November 30, 2003 in comparison to 18% for the nine months ended November 30, 2002. This change was due partly to a higher level of shipments and partly to reductions in material and labor costs.

For the nine months ending November 30, 2003, the Company shipped 289,121 units as compared with 435,223 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased 5% for the nine months ended November 30, 2003 as compared to an increase of 15% for the nine months ended November 30, 2002. Such changes in the backlog are customary and reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease in the level of booking of approximately 12% for the nine months ended November 30, 2003 as compared to the same period for the previous year. Changes in the level of orders booked depend, to a large extent, on the timing of issuance of orders from key customers and are not necessarily indicative of a trend.

Selling, general, and administrative expenses increased to $836,000 for the nine months ended November 30, 2003 from $826,000 for the comparable period in 2002. During the nine months ending November 30, 2003, selling, general, and administrative expenses as a percentage of sales decreased to 14% as compared with 15% for the nine months ending November 30, 2002. This decrease as a percentage of sales is due to lower salaries and to lower legal fees.

Operating Income for the nine months ended November 30, 2003 increased to a profit of $317,000 from a profit of $174,000 for the nine months ended November 30, 2002. This increase is mainly due to a higher gross profit.

The Company recorded a net other income of $14,000 for the nine months ended November 30, 2003 versus a net other expense of $7,000 for the nine months ended November 30, 2002. The variance was due primarily to an increase in the Company's interest income, which resulted from a larger average invested cash balance.

Net income for the nine months ended November 30, 2003 increased to a profit of $331,000 from a profit of $167,000 for the same period in 2002. This increase is due to a higher sales volume and to reductions in material and labor costs.

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

Pursuant to such bankruptcy, the Company is required to make quarterly payments to holders of unsecured claims until such holders receive 35 percent (35%) of their pre-petition claims. At November 30, 2003, the Company is currently scheduled to pay approximately $1,791,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. After making the November 30, 2003 payment, the Company has paid approximately $439,000 to its unsecured creditors. The Company expects to continue making these quarterly payments at the same rate as it has done recently, but its ability to do so depends largely upon its ability to generate sufficient cash from operations. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB filed for the period ended February 28, 2003.

On June 26, 2002, the Company executed an agreement with Port Salerno Industrial Park, LLC, for the sale of the Solitron Microwave Superfund Site in Port Salerno, Florida, which consists of a 42,000 square foot building and 23 acres of undeveloped land. The purchase price for the property was $800,000, and the closing of the sale was required to take place within 330 days of the execution of the agreement, provided certain contingencies are met. The Port Salerno property was sold on March 17, 2003 and the proceeds were distributed in accordance with the agreement between USEPA and FDEP. After deducting amounts required to satisfy certain non-environmental liens on the property, such as those for taxes, and certain of the Company's expenses in connection with the sale of the property, the net proceeds of the sale were paid to the U.S. Environmental Protection Agency ("USEPA") and the Florida Department of Environmental Protection ("FDEP") to release certain liens on the property for costs incurred by USEPA in connection with the investigation and remediation of the site. The Consent Final Judgment between the Company and FDEP, dated as of October 21, 1993, may need to be modified by the parties to allow for the net proceeds to go to USEPA. FDEP and USEPA have reached an agreement regarding sharing of the proceeds on the sale of the Port Salerno property. The release of USEPA's lien does not discharge the Company's alleged liability for clean-up costs of the site, which are currently still under negotiation with USEPA.

For a more definitive description of environmental matters pertaining to the Port Salerno property, please refer to "Business--Environmental Liabilities" in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003.

The Company reported a net income of $331,000 and an operating income of $317,000 for the nine months ended November 30, 2003. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At November 30, 2003, February 28, 2003 and November 30, 2002 respectively, the Company had cash of $1,884,000, $1,448,000 and $1,618,000. The increase during the last three months was primarily attributable to higher revenues and to lower expenses. Reduction in accounts receivable contributed $193,000 to the last nine months' positive cash flow generated by ongoing operations.

At November 30, 2003, the Company had working capital of $2,428,000 as compared with a working capital at November 30, 2002 of $2,024,000. At February 28, 2003, the Company had a working capital of $2,194,000. The approximately $234,000 increase for the nine months ended November 30, 2003 was due mainly to increases in cash and accounts receivable.

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

Statements regarding:

     o    sources and availability of liquidity;
     o the Company's estimates regarding the decrease of sales and order intake over the next twelve months;
     o    the Company's estimates regarding income taxes;
     o the Company's expectations regarding the impact of certain recent accounting pronouncements;
     o the Company's expectations regarding the implementation of further cost cutting or downsizing measures;
     o the Company's compliance with environmental laws, orders and investigations and the future costs of such compliance;
     o the Company's ability to make payments required under its Plan of Reorganization; and
     o other statements contained in this report that address activities, events of developments that the Company expects, believes or anticipates will or could occur in the future, and similar statements are forward-looking statements.

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


Item 3.  CONTROLS AND PROCEDURES
         -----------------------

Based on the evaluation of the Company's disclosure controls and procedures as of November 30, 2003, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that, as of November 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting during the quarter ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          ----------------------------------------------------
          None.



ITEM 5.   OTHER INFORMATION:
          ------------------
          None.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------

          (a)   Exhibits:
                31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          (b)   Reports on Form 8-K.
                None.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         SOLITRON DEVICES, INC.



Date:  January 13, 2004                  /s/ Shevach Saraf
                                         --------------------------------------
                                         By:  Shevach Saraf
                                         Title:  Chairman, President,
                                         Chief Executive Officer, Treasurer and
                                         Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------






EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

     31 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.