Form 10KSB
period 2004-02-29
SOLITRON DEVICES INC
filed 2004-06-16
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                  For the fiscal year ended February 29, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-4978

                             SOLITRON DEVICES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                         22-1684144
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

3301 Electronics Way, West Palm Beach, Florida                33407
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                (Zip Code)

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

                                     Yes [X]       No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $7,690,000.

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of June 14, 2004, was approximately $1,245,811.

The number of shares outstanding of each of the issuer's classes of common stock, as of June 14, 2004: 2,076,351 shares of common stock, par value $.01 per share.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:

                                     Yes [_]       No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


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

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 29, 2004 and for the fiscal year ended February 28, 2003 and (ii) contributions to the Company's total order backlog at February 29, 2004 and February 28, 2003.

                             % of Total Sales      % of Total Sales     Backlog   Backlog
                          for Fiscal Year Ended  for Fiscal Year Ended     at       at
                                  February             February         February  February
Product                          29, 2004              28, 2003         29, 2004  28, 2003
-------                          --------              --------         --------  --------
Power Transistor                     18%                  17%               14%      18%
Hybrids                              59%                  53%               66%      62%
Field Effect Transistors              5%                   6%                3%       5%
Power MOSFETS                        18%                  24%               17%      15%
                                 --------              --------         --------  --------
                                    100%                 100%              100%     100%

The Company's backlog at February 29, 2004 and revenue for the year ended February 29, 2004 reflect demand for the Company's products at such date and for such period. For more information, see "Backlog". The variation in the proportionate share of each product line for each period reflects changes in demand, changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company's semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company's active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those, which are non-discrete. Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company's products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements. For the fiscal year ended February 29, 2004 approximately 90% of the Company's sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 93% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government's prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company's semiconductor products are used as components of military, commercial and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems and spacecraft. The Company's products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter (on Galileo) and, most recently, to Mars (on Global Surveyor and Mars Sojourner). Approximately 94% of the Company's sales have historically been attributable to contracts with customers whose products are sold to the United States government. The remaining 6% of sales are for non-military, scientific and industrial applications.

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

Power Transistors:

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 150A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies' (e.g., Motorola) departure from the military market. The Company also manufactures power diodes under the same military specification. Additionally, it manufactures power N-Channel and P-Channel Power MOSFET transistors and is continuously expanding that line in accordance with customers' requirements. The Company is qualified to deliver these products under MIL-PRF-19500 in accordance with JAN, JANTX and JANTXV. JAN, JANTX AND JANTXV denotes various quality military screening levels. Some of these parts made by the company are custom or standard.

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

Voltage Regulators:

The Company also qualified a line of voltage regulators in accordance with Class M of MIL-PRF-38535 Class M, which allows it to sell these products in accordance with SMD specifications published by DSCC. The Company also makes standard and custom voltage regulators.

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

In the case of hybrids, design engineers formulate the circuit and layout designs. Ceramic substrates are then printed with thick film gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips, capacitor chips and inductors are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins. The Company manufactures approximately 30% of the hybrid packages it uses and purchases the balance from suppliers.

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

ISO 9001:2000

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification. The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. During the Fiscal Year ended February 29, 2004 the Company underwent two additional surveillance audits that resulted in recertification. During the August, 2003 surveillance audit, the Company was qualified as meeting the new ISO 9001:2000 standard. Management believes that such qualification will continue to open the Company to additional business opportunities that were not available prior to such qualification.

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

During the fiscal year ended February 29, 2004, the Company sold products to approximately 163 customers. Of these 163 customers, 59 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 29, 2004, Raytheon accounted for approximately 41% of net sales, as compared to the 45% it accounted for during the fiscal year ended February 28, 2003. The U.S. government, accounted for approximately 11% of total net sales, as compared to approximately 9% for the fiscal year ended February 28, 2003. Other than Raytheon and the U.S. Government, the Company had no customers, which accounted for more than 10% of net sales during the last fiscal year. Fifteen of the Company's customers accounted for approximately 85% of the Company's sales during the fiscal year ended February 29, 2004. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. The Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business, financial condition and results of operations of the Company.

During the fiscal year ended February 29, 2004 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States government. Accordingly, the Company's sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities. As a result of such Congressional appropriations and significant changes in military spending in recent years, the Company had a 2% increase in net bookings during the fiscal year ended February 29, 2004 as compared to the previous year. All of the Company's contracts with the United States government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 9% of the Company's net sales for the fiscal year ended February 29, 2004 as compared to 10% for the year ended February 28, 2003. All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG

The Company's order backlog, which consists of semiconductor and hybrid related open orders, more than 90% of which are scheduled for delivery within 12 months, was approximately $5,963,000 at February 29, 2004, as compared to $5,193,000 as of February 28, 2003. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2005. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bookings and Backlog."

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any succeeding period. See "Management's Discussions and Analysis of Financial Conditions - Result of Operations" for a discussion of the increase in bookings for the year ended February 29, 2004 as compared to the previous year.

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

EMPLOYEES

At February 29, 2004, the Company had 90 employees (as compared to 86 at February 28, 2003), 65 of whom are engaged in production activities, 3 in sales and marketing, 6 in executive and administrative capacities and 16 in technical and support activities. Of the 90 employees, 84 were full time employees and 6 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be satisfactory.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for all of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company are:
Egide USA Inc., Platronics Seals, Kyocera America, Morgan Advanced Ceramics, Coining, Kilburn Isotronics, IXYS, Purecoat International, Stellar Industries, and others. Because of a diminishing number of sources of component packages the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold. Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer's needs, leading to lost revenues.

EFFECT OF GOVERNMENT REGULATION

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

ENVIRONMENTAL LIABILITIES

The Company is currently engaged in negotiations with the United States Environmental Protection Agency ("USEPA") to resolve the Company's alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida; Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Disposal Superfund Site, Santa Barbara County, California; and Solitron Devices Site, Riviera Beach, Florida. USEPA contends that the Company is liable for a share of past and future costs incurred by USEPA in connection with the investigation and remediation of the sites. At a meeting with USEPA on March 23, 2001, USEPA contended that the Company's alleged share of liability at the four (4) sites totals approximately $7.65 million, which USEPA broke down on a site by site basis as follows: Solitron Microwave, Port Salerno - $3.8 million; Petroleum Products - $150,000; Casmalia Disposal - $2.7 million; and Solitron Devices, Riviera Beach - $1 million.

In addition to the claims asserted by USEPA against the Company at the Casmalia Disposal Superfund Site, claims have been asserted against the Company by a group of alleged responsible parties formed at the site for all past and future cleanup expenses incurred or to be incurred by the respective group. During the negotiations with USEPA to resolve the Company's alleged liability at all sites, the Company was advised by USEPA that a settlement with USEPA would most likely resolve the claims of the groups of alleged responsible parties formed at the Casmalia Disposal Superfund Sites. Preliminary communications with attorneys representing the respective groups support USEPA's representations in this regard.

The Company contends that the claims of USEPA and the Casmalia private party group referenced above were discharged in bankruptcy pursuant to the Bankruptcy Court's Order Confirming Solitron's Fourth Amended Plan of Reorganization, entered in August 1993. Nevertheless, the Company is negotiating with USEPA to settle its outstanding liability at all sites based on an ability to pay ("ATP") determination.

Following a settlement conference on October 24, 2003, the Company received a final ATP Multi-Site Settlement Agreement from EPA on January 23, 2004. The substantial provisions of the Agreement obligate the Company to pay to EPA the sum of $74,000 over two years, in equal quarterly payments, plus interest. In addition, the Company is obligated to pay to EPA the sum of $10,000 or 5% of Solitron's net after-tax income over the first $500,000, if any, whichever is greater, for years 3-7 following the effective date of the Agreement. The Company signed the Agreement and returned it to EPA for execution on January 26, 2004. After receipt of the signed Agreement, EPA notified the Company that additional edits to the Agreement may be necessary. The Company expects to complete negotiations with EPA in 2004. Once the agreement becomes effective, it is anticipated that EPA will recommend to the PRP group at the Casmalia Disposal Superfund Site that the group release the Company from further liability at the site upon the Company's compliance with the Agreement.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980s, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order referenced above. The Company entered into a Tolling Agreement with the State of New York in August 2003, which provides for the tolling of applicable statutes of limitation through the earlier of August 23, 2004 or the date the State institutes a suit against Solitron, for any claims associated with the Clarkstown Landfill site. It is not known at this time whether the State of New York will pursue a claim against the Company in connection with the Clarkstown Landfill site.

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment (for more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. During the fiscal year ended February 29, 2004, the Company reached agreement with one unsecured creditor under which $5,000 was paid as settlement of slightly less than $114,000 of recorded debts to unsecured creditors. Other income of approximately $109,000 from extinguishment of debt was consequently recorded.

Beginning on the date the Company's net after tax income exceeds $500,000, the Company is obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector Trading and Holding Corporation ("Vector"), a successor to certain assets and liabilities of the Company, and Vector's participants and successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 to Vector participants and their successors (the "Profit Participation"). As the Company earned $637,000 in the fiscal year ended February 28, 2001, net after the accrual of $15,000 for the Profit Participation, it distributed, during the fiscal year ended February 28, 2002 approximately $7,500 to its unsecured creditors and approximately $7,500 to Vector and its successors in interest as contemplated by the Plan. As net income for the fiscal year ended February 28, 2003 did not exceed $500,000, there were no distributions related to such fiscal year. As the level of income for the fiscal year ended February 29, 2004 did not exceed $500,000 no such payments are anticipated.

Pursuant to the Plan, the monies to be utilized to fund environmental assessments and remediations are to be made available from the proceeds of the sale or lease of the Port Salerno and the Riviera Beach properties, to the extent that the Company is successful in its efforts to sell or lease such properties, as discussed in "Environmental Liabilities". The Plan also required that to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, the Company would escrow monthly amounts. As of February 29, 2004, the Company has deposited $90,000 in the required escrow accounts, including $19,000 that has been paid out in connection with the Riviera Beach Property. The Riviera Beach property was sold on October

12, 1999 by the Company. Under the terms of the sale, the USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Port Salerno (formally occupied by Solitron Microwave) property was sold on March 17, 2003. Under the terms of the sale, the USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds). The Company's financial statements reflect liabilities of $1,416,701 relating to the foregoing assessment and remediation obligations. This best estimate of cleanup costs by the Company's environmental consultants is based on the assumption that the Plan and Consent Final Judgment will be implemented. with respect to environmental liabilities. Given USEPA's assertion of jurisdiction over the properties, the Company cannot give any assurance that actual remediation costs will not exceed the estimate based on compliance with the Plan. Because of the uncertainties of how USEPA will proceed with cleanup of the properties and resolution of the Company's ability to pay application, total costs to the Company cannot be estimated now. For a more definitive description of environmental matters pertaining to the Riviera Beach and Port Salerno Properties, please refer to "Environmental Liabilities".

The Company has not been making agreed payments under the Plan and otherwise to Martin County with respect to tax claims. The following table indicates the approximate cumulative status of amounts due under the Plan of Reorganization as of February 29, 2004:

                           Due to Date         Paid
                           -----------         ----

         Martin County     $ 283,000           $ 7,957

When the Port Salerno property was sold on March 17, 2003 the Company paid Martin County $282,502 in Delinquent Real Estate Taxes and $4,898 in 2002 Real Estate Taxes out of the proceeds of the sale.


ITEM 2.  DESCRIPTION  OF PROPERTY

The Company's manufacturing operations and its corporate headquarters are located in one leased facility in West Palm Beach, Florida. The Company originally had leased the facility for a term ending December 31, 2001 and subleased approximately 25,000 square feet to S/V Microwave Products, Inc., a private company which bought substantially all the assets and certain liabilities of Solitron's microwave division in 1993. In 2001, the Company renegotiated a new lease to exclude the area previously subleased to S/V Microwave; and, accordingly with the terms of the new lease, had walls constructed and utilities divided so that the space previously occupied by S/V Microwave would be completely separate from the space occupied by the Company. Subsequent to this reduction in space, the Company leases approximately 47,000 sq. ft. of the facility. The new lease is for a term of ten years ending December 31, 2011 and does not include an option to renew the lease under current terms. The Company believes that its facility in West Palm Beach, Florida will be suitable and adequate to meet its requirements currently and for the foreseeable future.

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

ITEM 3.  LEGAL PROCEEDINGS

On March 24, 2003 the Company filed a complaint against its landlord, Technology Place, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The complaint alleges breach of contract on several grounds and demands specific performance by the Landlord. The case is expected to be heard in court in late summer or early fall of 2004.

See also Item 1, "Business - Environmental Liabilities".

The Company's former controller has filed a "Whistleblower" claim with the U.S. Department of Labor, Occupational Safety & Health Administration (OSHA) pursuant to Section 806 of the Sarbanes-Oxley Act of 2002, codified at 185 U.S.C. sec. 1514A, which is also known as the "Corporate and Criminal Fraud Accountability Act of 2002". The matter is being handled as an administrative proceeding before OSHA at this point. At the present time, OSHA is still conducting an investigation of the claim, and OSHA has not yet issued its findings. The claim is being vigorously contested. At this early state, it is difficult to predict the eventual outcome, but an unfavorable outcome before this administrative agency is reasonably possible. Should the claimant prevail on his claim, the damages available to him include back pay, front pay, compensation for loss of benefits, non-economic damages, attorneys' fees and costs. The Company is being defended in this action by its liability insurance carrier, under a reservation of rights.

The Southeast Regional Office of the Securities and Exchange Commission is conducting a formal investigation concerning the Company. To date, the SEC investigation has focused on the propriety of the Company's past accounting. The Company has produced documents to the SEC, and the SEC has taken sworn testimony of several individuals. As of this date, the SEC has not requested a "Wells" submission from the Company, and has not indicated an intention to file any civil or administrative complaint against the Company. An unfavorable outcome of the SEC investigation may have a material adverse effect on the Company's financial condition or results of operations. At this time, we are unable to conclude that the likelihood of an adverse outcome is probable or remote. We therefore are unable to express an opinion as to the likelihood of an unfavorable outcome. We also are unable to express an opinion as to an amount or range of potential loss.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                        FISCAL YEAR ENDED             FISCAL YEAR ENDED
                        FEBRUARY 29, 2004             FEBRUARY 28, 2003
                        -----------------             -----------------


                        HIGH        LOW               HIGH        LOW

First Quarter           $0.5000     $0.3300           $0.2800     $0.1300
Second Quarter          $0.8500     $0.4300           $0.6000     $0.1700
Third Quarter           $1.1000     $0.5000           $0.7200     $0.2500
Fourth Quarter          $1.7600     $0.4300           $0.6500     $0.3200

As of June 14, 2004, there were approximately 3,331 holders of record of the Company's Common Stock. On June 14, 2004, the last sale price of the Common Stock as reported on the Electronic Bulletin Board was $0.60 per share.

Certificates representing 229,787 "old shares" of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 28, 2003. Subsequent to such stock split, these certificates now represent 22,978 shares of Common Stock, which are included in the 2,076,351 shares outstanding as of February 29, 2004 indicated in the beginning of this filing. These "old shares" have not been included in the number of shares outstanding as set forth in the Company's filings with the commission since the date of such stock split through its Annual Report on Form 10-KSB for the period ended February 29, 2004.

The Company has not paid any dividends since emerging from bankruptcy and the Company does not contemplate declaring dividends in the foreseeable future. Pursuant to the Company's ability to pay settlement proposal with the USEPA, the Company agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities is agreed upon and paid in full.

During the fiscal year ending February 29, 2004, the Company issued 6,000 shares of its Common Stock to employees who exercised stock options pursuant to the Company's stock option plan.

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                               (Dollars in Thousands)
                                               Year Ended February 28,
                                                  2004        2003

Net Sales                                       $7,690       $7,347
Cost of sales                                    6,576        5,887
Gross profit                                     1,114        1,460
Selling, general and administrative expenses     1,117        1,092
Operating income (loss)                             (3)         368
Disposal of non-operating facilities                (0)        (175)
Interest expense                                    (0)         (18)
Interest expense on unsecured creditors claims     (10)         (26)
Interest income                                     18           29
Environmental Expenses Reserve                      (0)         113
Other, net                                         159            3
Net income (loss)                               $  164       $  294


RESULTS OF OPERATIONS

2004 vs. 2003

Net sales for the fiscal year ended February 29, 2004 increased by approximately 4% to $7,690,000 versus $7,347,000 during the fiscal year ended February 28, 2003, reflecting a change in the demand for the Company's products due to increased defense spending and economic activity.

Bookings were higher than sales by approximately 9%; thus, the backlog increased from $5,193,000 as of February 28, 2003 to $5,963,000 as of February 29, 2004.
The Company has experienced an increase in the level of bookings of approximately 2% for the year ended February 29, 2004 as compared to the previous year.

During the year ended February 29, 2004, the Company shipped 373,454 units as compared with 605,442 units shipped during the year ended February 28, 2003. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

Cost of Sales for the fiscal year ended February 29, 2004 increased to $6,576,000 from $5,887,000 during the fiscal year ended February 28, 2003. One reason for this increase was an increase of approximately 4% in sales that resulted in a $109,000 increase in material costs. Additionally, $108,000 of work in process was scrapped during the year ending February 29, 2004 and the reserve for obsolete inventory was increased by $112,000. Expressed as a percentage of sales, cost of sales increased from approximately 80% for the fiscal year ended February 28, 2003 to approximately 85% for the fiscal year ended February 29, 2004.

During the year ended February 29, 2004 the Company's gross profits were $1,114,000 (15% margin) as compared to $1,460,000 (20% margin) for the year ended February 28, 2003. The gross profit decrease was due principally to the approximately 11% increase in cost of sales percentage.

During the year ended February 29, 2004, Selling, General and Administrative based expenses, as a percentage of sales, were approximately 14% as compared with 15% for the year ending February 28, 2003. Selling, General and Administrative expenses increased approximately 2% to $1,118,000 for the fiscal year ended February 29, 2004 from $1,092,000 for the fiscal year ended February 28, 2003. This increase results from approximately $83,000 of higher legal and professional fees associated with the SEC investigation and approximately
$46,000 in legal fees associated with the Company's lawsuit against its landlord.

Operating Loss for the fiscal year ended February 29, 2004 was $3,000 as compared to an operating income of $368,000 for the fiscal year ended February 28, 2003. This decrease was primarily attributable to an increase in manufacturing overhead and legal and professional fees.

Total interest expense decreased from $44,000 for the fiscal year ended February 28, 2003 to $10,000 for the fiscal year ended February 29, 2004 due primarily to lower imputed interest on debt to unsecured creditors.

Interest Expense on unsecured creditors claims for the fiscal year ended February 29, 2004 decreased to $10,000 from $26,000 during the fiscal year ended February 28, 2003 primarily due to the lower interest rates in the economy.

Interest Income for the fiscal year ended February 29, 2004 decreased to $18,000 from $29,000 during the fiscal year ended February 28, 2003. This decrease was attributable to lower interest rates received from the bank.

Net Income for the fiscal year ended February 29, 2004 was $164,000 as compared to a Net Income of $294,000 for the fiscal year ended February 28, 2003. This decrease is attributable to a lower level of Gross Profit, a higher level of manufacturing overhead and higher legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. The Company anticipates that its capital expenditures will be approximately $200,000 for the next Fiscal year.

During the first few fiscal years after its emergence from bankruptcy proceedings, the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on the Company's products, significant expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 29, 2004 and February 28, 2003, the Company recorded a net income of $164,000 and a net income of $294,000 respectively.

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

The Company has incurred an operating loss of approximately $3,000 for the fiscal year ended February 29, 2004 and has significant obligations arising from settlements in connection with its bankruptcy that require the Company to make substantial cash payments that cannot be supported by the current level of operations.

Based upon (i) management's best information as to current national defense priorities, future defense programs, as well as management's expectations as to future defense spending, (ii) the market trends signaling a continued slowdown and soft level of booking and a continued price erosion, and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months. However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to COTS by the defense industry), the Company might operate at a loss during part of the next fiscal year. Thus, based on these factors and at the current bookings, prices, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in continuous negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy creditors or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that if the volume and prices of product sales remain steady as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term decline significantly below the level experienced during the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth. The Company cannot assure you, however, that it will be able to generate sufficient liquidity to meet its operating needs now or in the future.

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

At February 29, 2004 and February 28, 2003 respectively, the Company had cash and cash equivalents of $1,883,000 and $1,448,000. The principal cash change was due to net cash flow from operations.

At February 29, 2004, the Company had working capital of $2,035,000 as compared with a working capital at February 28, 2003 of $2,194,000. The principal change was due to an increase in the current portion of pre-petition liabilities.

See "Environmental  Liabilities",  "Bankruptcy  Proceedings" and "Properties" in
Part I, Items 1 and 2, for more information.

OFF-BALANCE SHEET ARRANGEMENTS

We are not involved in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 29, 2004, the Company's net bookings were $8,458,000 in new orders as compared with $8,270,000 for the year ended February 28, 2003, reflecting an increase of approximately 2%. The Company's backlog increased to $5,963,000 at February 29, 2004 as compared with $5,193,000 as of February 28, 2003, reflecting a 14% increase. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measure to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. Furthermore, the Company cannot assure you that such measures would be sufficient to enable the Company to continue its business operations.

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

Statements regarding:

o the Company's expectations regarding the effects of certification or qualification of the Company's products;

o the speed of technological change and its effects on the Company's business;

o     trends  in  the  industry,   including  trends  concerning  consolidation,
      customer concentration, changes in government military spending, changes in defense priorities, price erosion and competition;

o     sources and availability of liquidity;

o the Company's anticipated level of capital expenditures for the next fiscal year;

o the Company's ability to generate sufficient cash flow from operations to sustain operations;

o     strategic plans to improve the Company's performance in the future;

o the Company's ability to fill its customers' scheduled backlog by February 28, 2005;

o the Company's expectations regarding average selling prices for its products continuing to decline;

o the Company's competitive strengths, industry reputation and the nature of its competition;

o the Company's belief regarding the relative importance of patented technology;

o     the Company's ability to move into new markets or to develop new products;

o the Company's belief that its ability to produce highly reliable custom hybrids in a short period of time will give it a strategic advantage in attempting to penetrate high-end commercial markets and in selling military products complementary to those currently sold;

o the Company's belief that it will be able to improve its capability to respond quickly to customers' needs and to deliver products in a timely manner;

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

o     the   suitability   and  adequacy  of  the  Company's   headquarters   and
      manufacturing facilities;

o     the effects of the SEC investigation;

o     the effects of inflation; and

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

o unforeseen factors which impair or delay the development of any or all of its products;

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

o     the results of the SEC investigation;

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

Our ability to repair and maintain the aging manufacturing equipment we own may adversely affect our ability to deliver product to our customers' requirements. We may be forced to expend significant funds in order to acquire replacement capital equipment that may not be readily available, thus resulting in manufacturing delays.

OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED IF WE ARE UNABLE TO OBTAIN QUALIFIED SUPPLIES OF RAW MATERIALS, PARTS AND FINISHED COMPONENETS ON A TIMELY BASIS AND AT A COST-EFFECTIVE PRICE.

The Company relies on its relationships with certain key suppliers for its supply of raw materials, parts and finished components that are qualified for use in the end-products the Company manufactures. While the Company currently has favorable working relationships with its suppliers, it cannot be sure that these relationships will continue in the future. Additionally, the Company cannot guarantee the availability or pricing of raw materials. The price of qualified raw materials can be highly volatile due to several factors, including a general shortage of raw materials, an unexpected increase in the demand for raw materials, disruptions in the suppliers' business and competitive pressure among suppliers of raw materials to increase the price of raw materials. Suppliers may also choose, from time to time, to extend lead times or limit supplies due to a shortage in supplies. Additionally, some of the Company's key suppliers of raw materials may have the capability of manufacturing the end products themselves and may therefore cease to supply the Company with its raw materials and compete directly with the Company for the manufacture of the end-products. Any interruption in availability of these qualified raw materials may impair the Company's ability to manufacture its products on a timely and cost-effective basis. If the Company must identify alternative sources for its qualified raw materials, it would be adversely affected due to the time and process required in order for such alternative raw materials to be qualified for use in the applicable end-products. Any significant price increase in the Company's raw materials that cannot be passed on to customers or a shortage in the supply of raw materials could have a material adverse effect on the Company's business, financial condition or results of operations.

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

OUR INVENTORIES MAY BECOME OBSOLETE AND OTHER ASSETS MAY BE SUBJECT TO RISKS.

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed. The asset values determined under Generally Accepted Accounting Principles for inventory and other assets each involve the making of material estimates by us, many of which could be based on mistaken assumptions or judgments.

ENVIRONMENTAL REGULATIONS COULD REQUIRE US TO INCUR SIGNIFICANT COSTS.

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, are subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, we could be held liable for damages and the cost of remediation and, along with the rest of the semiconductor industry, we are subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that we will not be required to incur costs to comply with, or that our operations, business or financial condition will not be materially affected by, current or future environmental laws or regulations. See "Business - Environmental Liabilities."

OUR BUSINESS IS HIGHLY COMPETITIVE, AND INCREASED COMPETITION COULD REDUCE GROSS PROFIT MARGINS AND THE VALUE OF AN INVESTMENT IN OUR COMPANY.

The semiconductor industry, and the semiconductor product markets specifically, are highly competitive. Competition is based on price, product performance, quality, turn-around time, reliability and customer service. The gross profit margins realizable in our markets can differ across regions, depending on the economic strength of end-product markets in those regions. Even in strong markets, price pressures may emerge as competitors attempt to gain more share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

OUR OPERATING RESULTS MAY DECREASE DUE TO THE DECLINE OF AVERAGE SELLING PRICES IN THE SEMICONDUCTOR INDUSTRY.

Intense competition and a general slowdown in the demand for military-rated semiconductors worldwide have resulted in decreases in the average selling prices of many of our products. We expect that average selling prices for our products will continue to decline in the future. A decline in average selling prices for our products, if not offset by reductions in the costs of manufacturing these products, would decrease our gross profits and could have a material adverse effect on our business, financial condition and results of operations.

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

COST REDUCTION EFFORTS MAY BE UNSUCCESSFUL OR INSUFFICIENT TO IMPROVE OUR PROFITABILITY.

During fiscal year 2004, we continued certain cost-cutting measures originally begun two years ago, and we have a plan to implement further cost-saving measures if necessary. The impact of these cost-reduction efforts on our profitability may be influenced by:

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

OUR INABILITY TO INTRODUCE NEW PRODUCTS COULD RESULT IN DECREASED REVENUES AND LOSS OF MARKET SHARE TO COMPETITORS; NEW TECHNOLOGIES COULD ALSO REDUCE THE DEMAND FOR OUR PRODUCTS.

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

LOSS OF, OR REDUCTION OF BUSINESS FROM, SUBSTANTIAL CLIENTS COULD HURT OUR BUSINESS BY REDUCING OUR REVENUES, PROFITABILITY AND CASH FLOW.

During the fiscal year ended February 29, 2004, fifteen customers accounted for approximately 85% of our revenues. A loss of these customers, or reduced business from such customers whose business comes mainly from the US Defense Department, could have a significant adverse impact on our business and results of operations in future periods. Furthermore, due to industry consolidation, the loss of any one customer may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

A SHORTAGE OF THREE-INCH SILICON WAFERS COULD RESULT IN LOST REVENUES DUE TO AN INABILITY TO BUILD OUR PRODUCTS.

Some of our products contain components manufactured in house from three-inch silicon wafers. The worldwide supply of three-inch silicon wafers is dwindling. We currently have enough wafers in inventory and on order to meet our manufacturing needs for three years. Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer's needs, leading to lost revenues.

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

Item 7.  FINANCIAL STATEMENTS


Index to Consolidated Financial Statements



                                                                            Page
                                                                            ----

      Report of Independent Registered Public Accounting Firm                 23

      Consolidated Balance Sheet as of February 29, 2004                      24

      Consolidated Statements of Operations
      for the years ended February 29, 2004 and  February 28, 2003            25

      Consolidated Statements of Stockholders'
      Equity for the years ended February 29, 2004 and February 28, 2003      26

      Consolidated Statements of Cash Flows for the years
      ended February 29, 2004 and  February 28, 2003                          27

      Notes to Consolidated Financial Statements                           28-39

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Board of Directors
Solitron Devices, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and Subsidiaries as of February 29, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 29, 2004 and February 28, 2003. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board Standards (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solitron Devices, Inc. and Subsidiaries as of February 29, 2004 and the results of its operations and cash flows for the years ended February 29, 2004 and February 28, 2003, in conformity with United States generally accepted accounting principles.



Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
May 24, 2004

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               FEBRUARY 29, 2004


ASSETS                                                     (in thousands, except
                                                          for per share amounts)
   CURRENT ASSETS:
      Cash and cash equivalents                                         $ 1,883
      Accounts receivable, less allowance for doubtful
         accounts of $1,000                                                 988
      Inventories                                                         2,416
      Prepaid expenses and other current assets                             164
                                                                        -------
         TOTAL CURRENT ASSETS                                             5,451

   PROPERTY, PLANT AND EQUIPMENT, net                                       562

   OTHER ASSETS                                                              52
                                                                        -------
         TOTAL ASSETS                                                   $ 6,065
                                                                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Current portion of accrued environmental expenses                 $   966
      Accounts payable-Post-petition                                        409
      Accounts payable-Pre-petition, current portion                        851
      Accrued expenses and other liabilities                              1,189
                                                                        -------
         TOTAL CURRENT LIABILITIES                                        3,415

   LONG-TERM LIABILITIES, net of current portion                             33
                                                                        -------
         TOTAL LIABILITIES                                                3,448
                                                                        -------

   COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized
         500,000 shares, none issued
      Common stock, $.01 par value, authorized
         10,000,000 shares, 2,076,357 shares issued
         and outstanding                                                     21
      Additional paid-in capital                                          2,620
      Accumulated deficit                                                   (24)
                                                                        -------
         TOTAL STOCKHOLDERS' EQUITY                                       2,617
                                                                        -------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $ 6,065
                                                                        =======


    The accompanying notes are an integral part of the financial statements.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDING FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                                         2004          2003
                                                         ----          ----

                                                   (in thousands, except for per
                                                           share amounts)

Net sales                                            $     7,690    $     7,347
Cost of sales                                              6,576          5,887
                                                     -----------    -----------
Gross profit                                               1,114          1,460
Selling, general and administrative expenses               1,117          1,092
                                                     -----------    -----------
Operating (loss) income                                       (3)           368
Other income (expenses):
      Disposal of non-operating facility                       0           (175)
      Interest expense                                         0            (18)
      Interest expense on unsecured
        creditors claim                                      (10)           (26)
      Interest income                                         18             29
      Environmental expenses reserve                           0            113
      Other, net                                             159              3
                                                     -----------    -----------
Net income                                           $       164    $       294
                                                     ===========    ===========

INCOME PER SHARE OF COMMON STOCK:

Basic
         Net Income per share                        $      0.08    $      0.14
                                                     -----------    -----------
Diluted
         Net Income per share                        $      0.08    $      0.14
                                                     -----------    -----------
Weighted Average shares outstanding-Basic              2,076,357      2,070,821
                                                     ===========    ===========
Weighted Average shares outstanding-Diluted            2,076,357      2,070,821
                                                     ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Years Ended February 29, 2004 and FEBRUARY 28, 2003


                                             Common Stock                         Retained
                                             ------------           Additional    Earnings
                                        Number of                    Paid-in    (Accumulated
                                         Shares        Amount        Capital      Deficit)        Total
                                     ------------   ------------  ------------  ------------   ------------
                                                           (in thousands, except for number of shares)

Balance, February 28, 2002              2,070,821   $         21  $      2,617  $       (482)  $      2,156

Net Income                                     --             --            --           294            294
                                     ------------   ------------  ------------  ------------   ------------

Balance, February 28, 2003              2,070,821             21         2,617          (188)         2,450

Fractional shares paid Cash-in-Lieu          (464)

New shares issued due to exercise
  of stock options                          6,000                            3                            3

Net Income                                     --             --            --           164            164
                                     ------------   ------------  ------------  ------------   ------------

Balance, February 29, 2004              2,076,357   $         21  $      2,620  $        (24)  $      2,617
                                     ============   ============  ============  ============   ============


     The accompanying notes are an integral part of the financial statements.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                                               2004       2003
                                                               ----       ----
                                                               (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                $   164    $   294
                                                             -------    -------
      Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization                              185        176
      Changes in operating assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                      63        (87)
         Inventories                                             454       (177)
         Prepaid expenses and other current assets               (24)        (4)
         Increase (decrease) in:
         Accounts payable                                       (140)       140
         Accounts payable-pre-petition                            51        149
         Accrued expenses and Other liabilities                   69       (172)
         Accrued environmental expenses                          120        108
         Other long-term liabilities                            (331)       (47)
                                                             -------    -------
         Total adjustments                                       447         86
                                                             -------    -------
            NET CASH PROVIDED BY OPERATING ACTIVITIES            611        380
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES;

Additions to property, plant and equipment                      (179)      (267)
                                                             -------    -------

            NET CASH (USED IN) INVESTING ACTIVITIES             (179)      (267)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES;

Proceeds from conversion of stock options                          3          0
                                                             -------    -------
            NET CASH FROM FINANCING ACTIVITIES                     3          0
                                                             -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        435        113

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR             1,448      1,335
                                                             -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 1,883    $ 1,448
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

Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established. The allowance amount was $1,000 for 2004.

Principal Business Activity

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account. As of February 29, 2004, approximately $1,700,000 is subject to this risk. With respect to the trade receivables, most of the Company's products are custom made pursuant to the contracts whose end products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within Management's expectations.

Revenue Recognition

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

Computation of Earnings per Share

Basic earnings per common share are computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. In the fiscal years ended February 29, 2004 and February 28, 2003 diluted earnings per common share were not computed because the effect of the incremental shares would be anti-dilutive. The incremental shares were computed based on stock options outstanding, using the treasury stock method.

Stock Based Compensation

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1997. In December 2002, The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123 (SFAS No. 148)." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure requires that the Company continue to account for stock-based employee compensation under APB No. 25, "Accounting for Stock Issued Employees" with pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied in accordance with SFAS 148.

Financial Statement  Estimates

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

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements. Also, Management believes that accounting standards adopted during fiscal year 2004 are not applicable to the Company.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Going Concern and Petition in Bankruptcy

The Company's consolidated financial statements as of February 29, 2004 are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities as they become due. Although the Company has projected that it will be able to generate sufficient funds to support its ongoing operations, it has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments, which cannot be supported, by the current level of operations. The
Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the United States Environmental Protection Agency ("USEPA"), the Florida Department of
Environmental Protection ("FDEP"), and certain taxing authorities or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern. The Company continues to negotiate with its unsecured creditors, the USEPA, the FDEP, and taxing authorities in an attempt to arrive at reduced payment schedules. The Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations over the next year. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

      (a) The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent of their pre-petition claims. At February 29, 2004 the Company is currently scheduled to pay approximately $1,874,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 29, 2004, the present value of this amount, $864,000, is accrued as a pre-petition liability with imputed interest recognized in the Statement of Operations.

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

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Going Concern and Petition in Bankruptcy (continued)

      (c) Under the Plan, the Company is required to remediate its former non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida. The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. The Riviera Beach Property was sold on October 12, 1999 by the Company. Under the terms of the sale, the United States Environment Protection Agency ("USEPA") received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Port Salerno (formerly occupied by Solitron Microwave) property was sold on March 17, 2003. Under the terms of the sale, the USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds). Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the property, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995: (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 29, 2004, the Company has deposited $90,000 into the escrow accounts.

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
                                                                      ----
                                                                      100%
                                                                      ====

On October 4, 1994, the Company and Vector agreed that Vector's 25% stock would be distributed among various parties. Vector participants were: Vector principal (Howard White) who received 273,943 shares (subsequently sold to Inversiones Globales); AHI Drillings, Inc. who received 77,037 shares; Cointrol Credit Co. II who received 20,095 shares; Service Finance who received 77,037 shares; Trans Resources who received 77,037 shares; and Martin Associates who received 22,848 shares. The 273,943 shares owned by Inversiones Globales are not subject to the voting restrictions, while the balance of the parties will continue to be subjected to the voting restrictions as long as they or their affiliates hold the Company's stock. Based solely on the Company's knowledge (and not from any filings which may have to be made with the SEC), and as the result of an out of court agreement made subsequent to a lawsuit filed against Vector by John Stayduhar, a previous Chairman/CEO of the Company, shares held by Inversiones Globales (174,000), by AHI Drillings, Inc. (77,037), by Service Finance (77,037), by Trans Resources (77,037), and by Martin Associates (22,737) were transferred to Mr. Stayduhar. This gives Mr. Stayduhar approximately 20.66% of the shares of the Company.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Inventories

As of February 29, 2004, inventories consist of the following:

      Raw Materials                   $1,411,788
      Work-In-Process                  1,242,952
      Finished Goods                     327,204
                                      ----------
           Gross Inventory             2,981,944
      Reserve                           (566,423)
                                      ----------
           Net Inventory              $2,415,521
                                      ==========

4. Property, Plant and Equipment

As of February 29, 2004, property, plant, and equipment consist of the following:

                                                      Estimated
                                                      Useful Life
                                                      -----------
      Leasehold Improvements          $  777,000      The remaining lease term
      Machinery and Equipment          1,034,000      is 7 years
                                      ----------
                                      1,811,000

      Less Accumulated Depreciation
            And Amortization           1,249,000
                                      ----------
                                      $  562,000
                                      ==========

Depreciation and amortization expense was $185,000 and $176,000 for 2004 and 2003, respectively.

5. Accrued Expenses

As of February 29, 2004 accrued expenses and other liabilities consist of the following:

      Payroll and related employee
        benefits                      $  316,000
      Property taxes                       6,000
      Other liabilities                   64,000
      Interest Payable                   803,000
                                      ----------
                                      $1,189,000
                                      ==========

6. Other Long-Term Liabilities

As of February 29, 2004, other long-term liabilities consist of the following pre-petition items:

     Accrued Environmental Expenses                 $ 20,000
     Accounts Payable-Pre-petition                    13,000
                                                    --------
                                                    $ 33,000
                                                    ========

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Other Long-Term Liabilities (continued)

Contractual or estimated  payment  requirements on other  long-term  liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

            Year Ending
            February 28
            -----------

            2005                                             $33,000
                                                             =======

Imputed interest expense for fiscal years ended February 29, 2004 and February 28, 2003 amounted to $10,000 and $26,000 relating to accounts payable - pre-petition.


7. Income Taxes

At February 29, 2004, the Company has net operating loss carryforwards of approximately $15,487,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Deferred tax assets are comprised of the following at February 29, 2004:

             Loss carryforwards                           $ 5,266,000
             Allowance for doubtful accounts                    1,000
             Inventory Allowance                            3,369,000
                                                          -----------
             Gross deferred tax asset                       8,636,000
             Deferred tax asset valuation allowance        (8,636,000)
                                                          -----------
             Net deferred tax                             $        --
                                                          ===========

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for fiscal years ended February 29, 2004 and February 28, 2003 is as follows:

                                                              2004      2003
                                                              ----      ----
          Income Tax Provision at
          Federal Statutory Rates                          $ 47,000  $ 103,000
          State Taxes                                         9,000     19,000
          Utilization   of  Net  Operating  Loss
          Carryforward                                      (56,000)   (122,000)
                                                           --------  ----------

          Income Tax Provision                             $     --  $       --

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. Stock Options

Pursuant to agreements dated October 20, 1992 and August 20, 1993, the Company's President was granted options, which entitle him to purchase 8.5% of the common stock of the Company (175,636 shares at February 28, 1999, subject to adjustment as defined in the Agreement) for an aggregate exercise price of $21,955. These options have now expired.

The Company inadvertently understated the number of stock options granted in fiscal year 2001 by 38,751. The revised number of options granted are reflected in the Notes to Consolidated Financial Statements as of February 29, 2004.

On May 19, 2003 the Board of Directors granted Stock options to certain key employees. The options, which became vested on May 18, 2004, were for a total number of 45,500 shares and the exercise price was fixed at $0.450 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 19, 2013. On June 17, 2002 the Board of Directors granted Stock options to certain key employees. The options, which became vested on June 18, 2003, were for a total number of 40,000 shares and the exercise price was fixed at $0.200 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through June 17, 2012. In December 2000 another grant equal to 10% of the outstanding shares (245,624) was made to Mr. Saraf at the exercisable price of $0.400 per share. Fifty percent (50%) of the total number of shares is immediately exercisable and the other 50% vests in five equal installments over the following five years.

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

                                  Year Ended              Year Ended
                               February 29, 2004       February 28, 2003
                                As          Pro         As           Pro
                             Reported      Forma     Reported       Forma
                             --------      -----     --------       -----

Net income                   $164,000   $144,000(1)  $294,000    $279,000(1)
Basic income                 $   0.08   $   0.07     $   0.14    $   0.13
  per common share
Diluted income               $   0.08   $   0.07     $   0.14    $   0.13
  per common share

(1) The total stock-based employee compensation expense for the years ended February 29, 2004 and February 28, 2003, $20,000 and $15,000, respectively, determined under fair value based method for all awards, net of related tax effects, has been deducted from the pro forma net income.

The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

The fair value of each  option is  estimated  on the date of the grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions applied to grants in fiscal year 2004:


                                     2003
                                     ----
          Dividend Yields             0.0%
          Expected Volatility       184.0%
          Risk-free Interest Rates    5.0%
          Expected Life (in years)    9.0

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

Below is a summary of the Company's Stock Option Plan.

                                                    Average
                                        Shares       Price
                                        ------       -----

Balance, February 28, 2003              487,209    $ 0.343

       Stock options never
         recorded for Fiscal
         year 2001 stock option
         grant                           38,751    $ 0.400
       Granted                           45,500    $ 0.450
       Expired or Cancelled            (179,386)   $ 0.135
       Exercised                         (6,000)   $ 0.423
                                       --------    -------

Balance, February 29, 2004              386,074    $ 0.457
                                       ========    =======

During the year ended February 29, 2004 the Company awarded options for 45,500 shares at a price of $0.45. The weighted average fair value of options granted during the year ended February 29, 2004 was $0.45.

The following table summarizes information about stock options outstanding and exercisable at February 29, 2004

                      Options Outstanding                             Exercisable Options
                      -------------------                             -------------------
                                       Weighted Average                      Weighted Average
                                       ----------------                      ----------------
  Range of          Number         Remaining
Exercise Prices   Outstanding     Contractual       Exercise                     Exercise
---------------     Shares            Life            Price        Number         Prices
                    ------            ----            -----        ------         ------
$0.156 $0.156          4,000         3 years         $0.156         4,000         $0.156
$0.200 $0.200         36,400         8 years         $0.200        36,400         $0.200
$0.400 $0.400        245,624         7 years         $0.400       196,499         $0.400
$0.450 $0.450         44,500        10 years         $0.450        44,500         $0.450
$0.625 $0.625         16,500        5  years         $0.625        18,000         $0.625
$0.670 $0.670         24,750        6  years         $0.670        26,000         $0.670
$2.500 $2.500         14,300        1  years         $2.500        14,300         $2.500
                     -------                                      -------

                     386,074                                      336,949
                     =======                                      =======

9. Employee Benefit Plans

The Company has a 401K and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 29, 2004 and February 28, 2003.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Export Sales and Major Customers

Revenues from domestic and export sales to unaffiliated customers are as follows:


                                            Year Ended       Year Ended
                                           February 29,     February 28,
                                               2004             2003
                                               ----             ----
Export sales:
         Europe                           $   412,000      $   401,000
         Canada and Latin America             125,000           57,000
         Far East and Middle East             119,000          280,000
United States                               7,034,000        6,609,000
                                          -----------      -----------
                                          $ 7,690,000      $ 7,347,000
                                          ===========      ===========

Sales to the Company's top two customers accounted for 52% of net sales for the year ended February 29, 2004 as compared with 59% of the Company's net sales for the year ended February 28, 2003. Sales to Raytheon Company accounted for approximately 41% of net sales for the year ended February 29, 2004 and 45% for the year ended February 28, 2003. During the fiscal year ended February 29, 2004, the US Government represented approximately 11% of net sales as compared to 9% for the fiscal year ended February 28, 2003

11. Commitments and Contingencies

Employment Agreement

In December 2000, the Company entered into a five-year employment agreement with its President. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, "pre -tax income" shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to employees. The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year. The President of the Company voluntarily took a 30% reduction in compensation at the time that salary reductions, ranging from 6% to 12%, went into effect for all of the employees of the Company during fiscal year 2002. As of June 2, 2003, 66% of the reduction in salary was restored. As of January 1, 2004, the President's salary was restored to 94% of the contracted value.

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

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Commitments and Contingencies (continued)

These stock options are in addition to, and not in lieu of or in substitution for, the Stock Options (the "1992 Stock Options") granted to employee pursuant to the Incentive Stock Option Plan Agreement dated October 20, 1992 under Solitron Devices, Inc. 1987 Stock Option Plan between the Company and the employee.

No bonus was accrued for the President for the fiscal year ending February 29, 2004. A bonus of $18,219 was accrued for the President for the fiscal year ended February 29, 2003.

Environmental Compliance:

The Company is currently engaged in negotiations with the United States Environmental Protection Agency ("USEPA") to resolve the Company's alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida; Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Disposal Superfund Site, Santa Barbara County, California; and Solitron Devices Site, Riviera Beach, Florida. USEPA contends that the Company is liable for a share of past and future costs incurred by USEPA in connection with the investigation and remediation of the sites. At a meeting with USEPA on March 23, 2001, USEPA contended that the Company's alleged share of liability at the four (4) sites totals approximately $7.65 million, which USEPA broke down on a site by site basis as follows: Solitron Microwave, Port Salerno - $3.8 million; Petroleum Products - $150,000; Casmalia Disposal - $2.7 million; and Solitron Devices, Riviera Beach - $1 million.

In addition to the claims asserted by USEPA against the Company at the Casmalia Disposal Superfund Site, claims have been asserted against the Company by a group of alleged responsible parties formed at the site for all past and future cleanup expenses incurred or to be incurred by the respective group. During the negotiations with USEPA to resolve the Company's alleged liability at all sites, the Company was advised by USEPA that a settlement with USEPA would most likely resolve the claims of the groups of alleged responsible parties formed at the Casmalia Disposal Superfund Site. Preliminary communications with attorneys representing the respective groups support USEPA's representations in this regard.

The Company contends that the claims of USEPA and the Casmalia private party group referenced above were discharged in bankruptcy pursuant to the Bankruptcy Court's Order Confirming Solitron's Fourth Amended Plan of Reorganization, entered in August 1993. Nevertheless, the Company is negotiating with USEPA to settle its outstanding liability at all sites based on an ability to pay ("ATP") determination.

Following a settlement conference on October 24, 2003, the Company received a final ATP Multi-Site Settlement Agreement from EPA on January 23, 2004. The substantial provisions of the Agreement obligate the Company to pay to EPA the sum of $74,000 over two years, in equal quarterly payments, plus interest. In addition, the Company is obligated to pay to EPA the sum of $10,000 or 5% of Solitron's net after-tax income over the first $500,000, if any, whichever is greater, for years 3-7 following the effective date of the Agreement. The Company signed the Agreement and returned it to EPA for execution on January 26, 2004. After receipt of the signed Agreement, EPA notified the Company that additional edits to the Agreement may be necessary. The Company expects to complete negotiations with EPA in 2004. Once the agreement becomes effective, it is anticipated that EPA will recommend to the PRP group at the Casmalia Disposal Superfund Site that the group release the Company from further liability at the site upon the Company's compliance with the Agreement.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980s, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order referenced above. The Company entered into a Tolling Agreement with the State of New York

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Commitments and Contingencies (continued)

in August 2003, which provides for the tolling of applicable statutes of limitation through the earlier of August 23, 2004 or the date the State institutes a suit against Solitron, for any claims associated with the Clarkstown Landfill site. It is not known at this time whether the State of New York will pursue a claim against the Company in connection with the Clarkstown Landfill site.

Operating Leases

The Company has entered into a new lease agreement for its production facility. The lease has a 10-year term, which expires in the year 2011 and has no option to renew under current terms. The lease is subject to escalations based on operating expenses. Future minimum lease payments for all non-cancelable operating leases are as follows:

              Fiscal Year Ending February 28/29         Amount
              ---------------------------------         ------
                           2005                         402,000
                           2006                         414,000
                           2007                         427,000
                           2008                         439,000
                           2009                         452,000
                        Thereafter                      946,000
                                                     ----------
                           Total                     $3,080,000
                                                     ==========

Total rent expense was $408,000 for the year ended February 29, 2004 as compared with $415,000 for the year ended February 28, 2003. These figures include rental of storage space, which is made on a month-to-month basis.

In connection with the Vector Purchase Agreement, the Company entered into a sublease agreement whereby S/V Microwave had agreed to reimburse the Company for one-third of the rental obligations in exchange for S/V Microwave's use of approximately one-third of the facility. From January 1997 through December 2001, S/V Microwave made these payments directly to the landlord. S/V Microwave terminated the sublease at its original termination date of December 31, 2001 and has left the premises. The Company renegotiated a new lease to exclude the area previously utilized by S/V Microwave. The Company, according to the terms of the new lease, had walls constructed and utilities divided so that the space previously occupied by S/V Microwave would be completely separate from the space occupied by the Company. The new lease is for a term of ten years ending December 31, 2011 and does not contain a renewal option.

Legal Proceedings

The Company's former controller has filed a "Whistleblower" claim with the U.S. Department of Labor, Occupational Safety & Health Administration (OSHA) pursuant to Section 806 of the Sarbanes-Oxley Act of 2002, codified at 185 U.S.C. sec. 1514A, which is also known as the "Corporate and Criminal Fraud Accountability Act of 2002". The matter is being handled as an administrative proceeding before OSHA at this point. At the present time, OSHA is still conducting an investigation of the claim, and OSHA has not yet issued its findings. The claim is being vigorously contested. At this early state, it is difficult to predict the eventual outcome, but an unfavorable outcome before this administrative agency is reasonably possible. Should the claimant prevail on his claim, the damages available to him include back pay, front pay, compensation for loss of benefits, non-economic damages, attorneys' fees and costs. The Company is being defended in this action by its liability insurance carrier, under a reservation of rights.

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Commitments and Contingencies (continued)

The Southeast Regional Office of the Securities and Exchange Commission is conducting a formal investigation concerning the Company. To date, the SEC investigation has focused on the propriety of the Company's past accounting. The Company has produced documents to the SEC, and the SEC has taken sworn testimony of several individuals. As of this date, the SEC has not requested a "Wells" submission from the Company, and has not indicated an intention to file any civil or administrative complaint against the Company. An unfavorable outcome of the SEC investigation may have a material adverse effect on the Company's financial condition or results of operations. At this time, we are unable to conclude that the likelihood of an adverse outcome is probable or remote. We therefore are unable to express an opinion as to the likelihood of an unfavorable outcome. We also are unable to express an opinion as to an amount or range of potential loss.

12. Other Income

During the year ended February 29, 2004, the Company recognized other income, which totaled approximately $109,000 ($0.05/share). This other income was the result of settlement of a debt obligation to an unsecured creditor which the Company bought at a discount. The Company settled a debt obligation of $114,000 and recognized $109,000 of other income.

13. Sale of Non-Operating Facility

On March 17, 2003 the Company sold its non-operating plant facilities located in Port Salerno, Florida. The Port Salerno property consisted of a 42,000 square foot building and 23 acres of undeveloped land. The property was carried at its estimated fair market value, net of disposal costs, per the Company's accounting policy. Since the particulars of the sale were probable and reasonably estimable at the end of fiscal year 2003, the February 28, 2003 financial statements were adjusted to reflect the sale of the Port Salerno property.

The transaction is summarized as follows from the settlement statement:

Gross Sales Price of Property                   $801,691
Less Disbursements Paid at Closing:
      USEPA                                     (153,155)
      Martin County on Behalf of FDEP           (278,148)
      Real Estate Taxes                         (287,401)
      Sales Commission                          ( 48,000)
      Attorney's Fees                           ( 23,309)
      State Tax/Stamps                          (  5,600)
      Title and Other Fees                      (  6,078)
                                                --------
      Net                                          $0
                                                ========

14. Subsequent Event

On May 17, 2004, the Board of Directors granted stock options to certain key employees. The options, which will vest on May 16, 2005, were for a total of 47,500 shares and the exercise price was fixed at $1.05 per share (the closing price on the Over-The-Counter Bulletin Board at the time of the grant). On the same date, the Board of Directors awarded Mr. Saraf 175,636 shares, which are fully vested, to replace options that expired during fiscal year 2004. The exercise price was fixed at $1.05 per share (the closing price on the Over-The-Counter Bulletin Board at the time of the grant).

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of February 29, 2004, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

                                                          Year
                                                          First       Term As
                                                          Became      Director
Name                  Age      Position with Solitron     Director    Expires(1)
----                  ---      ----------------------     --------    ----------

Shevach Saraf         61       Chairman of the Board,     1992        Expired
                               Chief Executive Officer,
                               President and Treasurer

Dr. Jacob A. Davis    67       Director                   1996        Expired

Mr. Joseph Schlig     76       Director                   1996        Expired


1) The term of each Director has expired. Each Director shall continue in office until his successor is elected at the next annual meeting of stockholders.

Mr. Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992 and Chairman of the Board since September 1993. He has 42 years experience in operations and engineering management with electronics and electromechanical manufacturing companies.

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

Dr. Jacob (Jay) A. Davis was elected a Director of the Company on August 26, 1996. For five years, he was Vice President of Business Planning and Finance for AET, Inc, a developing, Melbourne, Florida based software company. In 1994 and 1995, he was Visiting Professor in Engineering Management at Florida Institute of Technology. He is presently Vice-Chairman of the Brevard SCORE Chapter and devotes significant time to counseling with local businesses. He is an active member of the International Executive Service Corps (IESC) serving in South Russia during May and June of 1996.

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

Mr. Joseph Schlig was elected a Director of the Company on August 26, 1996. Since 1985, he has been Managing Director of Fairhaven Associates, a professional consulting firm supporting small and medium size businesses in strategic planning; financial, marketing and operations management and organizational development. From 1995 to 1997, Mr. Schlig also served as Chief Financial Officer of Industrial Technologies, Inc. For the prior five years, Mr. Schlig was a business consultant to private companies and to the State of Connecticut Department of Economic Development. Prior to 1985, Mr. Schlig had many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon. Mr. Schlig has also operated several small/medium size companies in both the public and private sectors. He also served as a director of the Trumbull Technology Foundation, and a Director of the MIT Enterprise Forum of Connecticut and currently serves as a director of the Bridgeport Economic Development Corporation. He is an alternate member of the Board of Finance of the Town of Trumbull, Connecticut. Mr. Schlig has an engineering degree from the Stevens Institute of Technology and an MBA from the Harvard Business School where he was a Baker Scholar. Mr. Schlig is the Chairman of the Audit Committee and a member of the Compensation Committee.

Audit Committee

The Company's Board of Directors has an Audit Committee. The Audit Committee consists of Messrs. Davis and Schlig (Chairman). The Audit Committee is composed of independent directors. The Company's Audit Committee generally has responsibility for appointing, overseeing and determining the compensation of our independent certified public accountants, reviewing the plan and scope of the independent certified public accountants' audit, reviewing our audit and control functions, approving all non-audit services provided by our independent certified public accountants and reporting to our full Board of Directors regarding all of the foregoing. Additionally, our Audit Committee provides our Board of Directors with such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. The Company has adopted an Audit Committee Charter, a copy of which is published on the Company's web site, www.solitrondevices.com on the Investor Relations page. The Audit Committee "financial expert" is Mr. Joseph Schlig.

The Company has adopted a Code of Ethics for Senior Financial Officers, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company's web site, www.solitrondevices.com on the Investor Relations page.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 29, 2004, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were complied with, except that Messrs. David and Schlig inadvertently failed to report one transaction.


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 29, 2004 and February 28, 2003 and 2002. The Company has no other named executive officers.

                                                Annual Compensation
                                ------------------------------------------------

                                                                 Other
  Name and                                                       Annual
Principal Position              Year      Salary ($)  Bonus ($)  Compensation($)
------------------              ----      ----------  ---------  ---------------

Shevach Saraf                   2004      205,338          -0-   21,814(1)
  Chairman of the Board,        2003      169,194       18,219   15,800(2)
  Chief Executive Officer,      2002      188,030          -0-   24,352(3)
  President, Chief Financial
  Officer and Treasurer
_________

(1) Life, Disability, & Medical Insurances plus personal car expenses and legal fees
(2) Life, Disability, & Medical Insurances plus personal car expenses
(3) Life, Disability, & Medical Insurances plus personal car expenses and legal fees

                      NUMBER OF       PERCENT OF
                      SECURITIES     TOTAL OPTIONS
                      UNDERLYING      GRANTED TO      EXERCISE OR
                       OPTIONS       EMPLOYEES IN     BASE PRICE      EXPIRATION
NAME                  GRANTED (#)     FISCAL YEAR       ($/SH)           DATE
--------------------  ------------  ----------------  ------------   -----------
Shevach Saraf                 0            -               -             -


              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 29, 2004 held by the Company's Chief Executive Officer. The Company's Chief Executive Officer did not exercise any stock options during the fiscal year ended February 29, 2004.

                                                               NUMBER OF SECURITIES             VALUE OF UNEXERCISED IN-
                                                          UNDERLYING UNEXERCISED OPTIONS          THE-MONEY OPTIONS AT
                          SHARES                              AT FISCAL YEAR-END (#)               FISCAL YEAR-END ($)
                        ACQUIRED ON        VALUE        ------------------------------------  -------------------------------
NAME                   EXERCISE (#)    REALIZED ($)       EXERCISABLE       UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
---------------------  -------------  ---------------   ----------------  ------------------  -------------  ----------------
Shevach Saraf               -0-              -             196,499             49,125          $186,674       $46,669

Director Compensation

Each director who is not employed by the Company receives $1,500 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company.

Total fees paid to all directors for attendance at Board and committee meetings amounted to $13,000 for the fiscal year ended February 29, 2004.

Employment Agreement

In December 2000, the Company entered into a five-year employment agreement with its President and CEO. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of the Company's pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement , "pre-tax income" shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to employees. The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year.

The employment agreement stipulates that the contract is automatically extended for one year periods unless a notice is given by either party one year prior to the yearly anniversary.

Upon execution of the agreement, the President received a grant to purchase ten percent (10%) of the outstanding shares of the Company's common stock, par value $.01 calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the company's common stock on the NASDAQ Over-the-Counter Bulletin Board (the "OTCBB") on the date of the grant ($0.40). Fifty percent (50%) of the initial stock options granted are vested immediately upon grant. The remaining fifty percent (50%) of the initial stock options vest in equal amount on each of the first five anniversaries of the date of grant.

These stock options are in addition to, and not in lieu of or in substitution for, the Stock Options (the "1992 Stock Options") granted to the President pursuant to the Incentive Stock Option Plan Agreement dated October 20, 1992 under Solitron Devices, Inc. 1987 Stock Option Plan between the Company and the President.

The President of the Company voluntarily took a 30% reduction in compensation at the time that salary reductions, ranging from 6% to 12%, went into effect for all of the employees of the Company. As of June 2, 2003, 66% of the reduction in salary was restored. As of January 1, 2004, the President's salary was restored to 94% of the contracted value.

The President of the Company may also participate in the Company's 1987 Stock Option Plan, the Company's deferred Compensation Plan and the Company's Employee 401-K and Profit Sharing Plan (the "Profit Sharing Plan"). During the fiscal year ended February 29, 2004, no amounts were deferred by executive officers under the Company's deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 29, 2004 by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

                                 Number of Shares            Percentage of
     Name and Address         Beneficially Owned (1)    Outstanding Shares (1)
     ----------------         ----------------------    ----------------------

Shevach Saraf
3301 Electronics Way
West Palm Beach, FL 33407           466,779(2)                  22.48%


Dr. Jacob Davis
370 Franklyn Avenue                  21,000(2)                      *
Indialantic, FL  32903

Joseph Schlig
129 Mayfield Drive                   21,000(2)                      *
Trumbull, CT  06611

All Executive Officers and
Directors as a Group (3
persons)                            508,779(2)                  24.50%

John Stayduhar  Revocable
Trust                               427,848                     20.61%
c/o Boyes & Farina
1001 Forum Place, Suite 900
West Palm Beach, FL 33401

Bruce Paul                          181,500                      8.74%
Hampton Road
Purchase, NY 10577

*  Less than 2%

      (1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

      (2) Includes shares that may be acquired upon exercise of options that are exercisable within sixty (60) days in the following amounts: Mr. Saraf - 196,499 shares; Mr. Schlig - 21,000 shares; Mr. Davis - 21,000 shares.

      ------------------------------------------------------------------------------------------------------------------
                                                                                        NUMBER OF SECURITIES REMAINING
                                     NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                                       ISSUED UPON EXERCISE OF     EXERCISE PRICE OF   UNDER EQUITY COMPENSATION PLANS
                                        OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,  (EXCLUDING SECURITIES REFLECTED
                    PLAN CATEGORY        WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           IN COLUMN (A))
      ------------------------------------------------------------------------------------------------------------------
                                                 (a)                      (b)                        (c)
      ------------------------------------------------------------------------------------------------------------------
      Equity compensation plans
      approved by security holders              0                          -                          -
      ------------------------------------------------------------------------------------------------------------------
      Equity compensation plans not
      approved by security holders             386,074                  $0.457                     308,000
      ------------------------------------------------------------------------------------------------------------------
                     Total                     386,074                  $0.457                     308,000
      ------------------------------------------------------------------------------------------------------------------

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

31* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)        REPORTS ON FORM 8-K

           None

           * Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for the years ended February 28, 2003 and February 29, 2004, by its principal accounting firm, Berkovits, Lago & Company LLP ("BL&C"), are as follows:

Audit Fees: The aggregate fees for professional services rendered by BL&C in connection with (i) the audit of our annual financial statements (Form 10-KSB), and (ii) reviews of our quarterly financial statements (Form 10-QSB) for the years ended February 28, 2003 and February 29, 2004, were approximately $28,000 and $49,000 respectively.

Audit Related Fees: The aggregate fees for professional services rendered by BL&C for audit-related services in connection with special procedures for the year ended February 28, 2003 and February 29, 2004, were approximately $0 and $26,252 respectively.

Tax Fees: The aggregate fees for professional services rendered by BL&C for tax compliance, tax advice and tax planning for the years ended February 28, 2003 and February 29, 2004 were approximately $3,000 and $3,000 respectively.

All Other Fees: There were no other fees paid for professional services that were not included in audit fees, audit-related fees and tax fees for the years ended February 28, 2003 and February 29, 2004.

PRE-APPROVAL POLICIES AND PROCEDURES FOR AUDIT AND PERMITTED NON-AUDIT SERVICES.

The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case by case basis, any audit or permitted non-audit service proposed to be performed by BL&C in advance of the performance of such service. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by BL&C. In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services by BL&C is consistent with maintaining BL&C's status as our independent auditors.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by BL&C during the year ended February 29, 2004, as described above.

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

                                          Date:  June 16, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                     Title                   Date
---------                     -----                   ----



/s/ Shevach Saraf                                     June 16, 2004
------------------------
Shevach Saraf                 Chairman of the Board,
                              President, Chief
                              Executive Officer,
                              Treasurer and Chief
                              Financial Officer.

/s/ Jacob Davis                                       June 16, 2004
------------------------
Jacob Davis                   Director


/s/ Joseph Schlig
------------------------                              June 16, 2004
Joseph Schlig                 Director

EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------



   21*          List of Subsidiaries of the Company

   31* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.