Form 10QSB/A
period 2003-08-31
SOLITRON DEVICES INC
filed 2004-07-13
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 6, 2004: 2,076,351.

Transitional Small Business Disclosure Format (check one):

Yes [_]  No [X]

                             SOLITRON DEVICES, INC.

                                     INDEX

Amendment No. 1 to the Form 10-QSB amends and restates certain items of the Quarterly Report of Solitron Devices, Inc. (the "Company") as previously filed for the three and six months ended August 31, 2003. The restatement of certain items of the Company's previously filed Form 10-QSB for the three and six months ended August 31, 2003 is being made in order to: (1) reflect the settlement of a debt obligation to an unsecured creditors and (2) revise related disclosures. Changes related to these items have been made in the following items of the Form 10-QSB.

PART 1 - FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------

Item   1. Financial Statements (unaudited):

          Consolidated Balance Sheets                                         3
          August 31, 2003 and February 28, 2003

          Consolidated Statement of Operations                                4
          Three and Six Months Ended August 31, 2003 and 2002

          Consolidated Statements of Cash flows                               5
          Six Months Ended August 31, 2003 and 2002

          Notes to Consolidated Financial Statements                         6-8


Item   2. Management's Discussion and Analysis of Financial Condition and   9-12
          Results of Operations


Signatures                                                                   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          August 31, 2003   February 28, 2003
                                                         -----------------  -----------------
                                                            (Unaudited)         (Audited)
                                                            (in thousands, except for share
                                                                         amounts)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                            $           1,791  $           1,448
    Accounts receivable                                                952              1,052
    Inventories                                                      2,832              2,869
    Prepaid expenses and other current assets                          111                139
                                                         -----------------  -----------------
       TOTAL CURRENT ASSETS                                          5,686              5,508

    PROPERTY, PLANT AND EQUIPMENT, net
                                                                       588                568

    OTHER ASSETS                                                        52                 52
                                                         -----------------  -----------------

       TOTAL ASSETS                                      $           6,326  $           6,128
                                                         =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of accrued environmental expenses   $             906  $             846
     Accounts payable - Post petition                                  448                549
     Accounts payable-Pre-petition, current portion                    664                800
     Accrued expenses and other liabilities                          1,181              1,119
                                                         -----------------  -----------------
       TOTAL CURRENT LIABILITIES                                     3,199              3,314

  LONG TERM LIABILITIES, net of current portion                        304                364
                                                         -----------------  -----------------

       TOTAL LIABILITIES                                             3,503              3,678
                                                         -----------------  -----------------

  COMMITMENTS AND CONTINGENCIES                                         --                 --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 500,000
    shares, none issued                                                -0-                -0-
  Common stock, $.01 par value, authorized 10,000,000
    shares, 2,070,821 shares issued and outstanding                     21                 21
  Additional paid-in capital                                         2,617              2,617
  Retained earnings (accumulated deficit)                              185               (188)
                                                         -----------------  -----------------

       TOTAL STOCKHOLDERS' EQUITY                                    2,823              2,450
                                                         -----------------  -----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $           6,326  $           6,128
                                                         =================  =================

   The accompanying notes are an integral part of the financial statements

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended             Six Months Ended
                                             August 31,                     August 31,
                                         2003           2002            2003          2002
                                         ----           ----            ----          ----
                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                            (in thousands, except for per share amounts)

NET SALES                             $     2,009    $     1,810    $     4,009    $     3,628
Cost of Sales                               1,646          1,434          3,201          2,954
                                      -----------    -----------    -----------    -----------

Gross Profit                                  363            376            808            674

Selling, general and administrative
  expenses                                    310            271            558            549
                                      -----------    -----------    -----------    -----------

Operating Income                               53            105            250            125
                                      -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Other Income                              113             15            134             31
    Interest Expense                           (6)           (13)           (11)           (26)
    Other, net                                                (3)                           (5)

                                      -----------    -----------    -----------    -----------
Other Income (Expense), Net                   107             (1)           123             --
                                      -----------    -----------    -----------    -----------

Net Income                            $       160    $       104    $       373    $       125
                                      ===========    ===========    ===========    ===========

INCOME PER SHARE: Basic               $      0.08    $      0.05    $      0.18    $      0.06
                                      -----------    -----------    -----------    -----------
                  Diluted             $      0.08    $      0.05    $      0.18    $      0.06
                                      -----------    -----------    -----------    -----------

WEIGHTED AVERAGE
 SHARES OUTSTANDING: Basic              2,070,821      2,070,821      2,070,821      2,070,821
                                      ===========    ===========    ===========    ===========
                     Diluted            2,129,388      2,129,388      2,129,388      2,129,388
                                      ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of the financial statements

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED AUGUST 31,


                                                           2003         2002
                                                           ----         ----
                                                       (Unaudited)  (Unaudited)
                                                            (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $      373   $      125
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
    Depreciation and amortization                              95           85
    Cancellation of debt                                     (109)           0
    Changes in operating assets and liabilities:
      (Increase) Decrease in:
      Accounts receivable                                      99          205
      Inventories                                              37           19
      Prepaid expenses and other current assets                28            8
      Increase (Decrease) in:
      Accounts payable                                       (100)         (30)
Accounts payable - Pre-Petition                               (27)         (24)

Accrued expenses and other liabilities                         62           56
      Accrued environmental expenses                           60           54
      Other long term liabilities                             (60)         (57)
                                                       ----------   ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES               458          441
                                                       ----------   ----------

      CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment             (115)        (134)
                                                       ----------   ----------
         NET CASH USED IN INVESTING ACTIVITIES               (115)        (134)
                                                       ----------   ----------

      NET INCREASE IN CASH                                    343          307

      CASH AT BEGINNING OF PERIOD                           1,448        1,335
                                                       ----------   ----------

      CASH AT END OF PERIOD                            $    1,791   $    1,642
                                                       ==========   ==========


    The accompanying notes are an integral part of the financial statements

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    General:

The Company has restated its consolidated financial statements for the three and six month periods ended August 31, 2003 to reflect the settlement of a debt obligation of $114,000 to an unsecured creditor. As a result, the Company recognized other income of $109,000. Consequently, there is an adjustment to reduce the amount of pre-petition accounts payable, current portion; current liabilities; and total liabilities by $109,000 respectively, and an adjustment to increase the amount of other income (expense), net; net income; accumulated earnings; and total stockholders equity by $109,000 respectively.

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

3.    INVENTORIES:

As of August 31, 2003 net inventories consist of the following:

      Raw Materials                 $   1,522,731
      Work-In-Process                   1,297,505
      Finished Goods                      115,510
                                    -------------
            Gross Inventory             2,935,746
      Reserve                            (103,590)
                                    -------------
            Net Inventory           $   2,832,156
                                    =============

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.    PRE-PETITION ACCOUNTS PAYABLE:

During the quarter ended August 31, 2003, the Company settled a debt obligation of $114,000 and recognized $109,000 of other income. As a result of this settlement, the current portion of pre-petition accounts payable has decreased as follows:

      Pre-petition accounts payable, current portion,
        before restatement                                 $  773,000

      Adjustment                                             (109,000)
                                                           ----------
      Pre-petition accounts payable, current portion,
        as restated                                          $664,000
                                                           ==========

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

In June 2002,  the FASB issued SFAS No.  146,  "Accounting  for Exit or Disposal
Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") release No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. The Company adopted SFAS 146 during the second quarter of the last fiscal year. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. SFAS 146 will change, on a prospective basis, the time when restructuring charges are recorded from a commitment date approach to when the liability is incurred. SFAS No. 146 has not had a material impact on its financial position and results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF Issue No. 00-21"). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

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

Overview:

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


Results of Operations-Three Months Ended August 31, 2003 Compared to Three Months Ended August 31, 2002:

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

Gross profit for the three months ended August 31, 2003 decreased to $363,000 from $376,000 for the three months ended August 31, 2002. Accordingly, gross margins on the Company's sales decreased to 18% for the three months ended August 31, 2003 in comparison to 21% for the three months ended August 31, 2002. This change was due partly to a higher level of shipments and partly to increases in material and labor costs.

For the three months ended August 31, 2003, the Company shipped 76,026 units as compared with 130,055 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased 14% for the three months ended August 31, 2003, as compared to a decrease of 17% for the three months ended
August 31, 2002. The Company has experienced an increase in the level of bookings of approximately 2% for the quarter ended August 31, 2003 as compared to the same period for the previous year. Changes in the level of orders booked depend, in large extent, on the timing of issuance of orders from key customers. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers.

Selling, general, and administrative expenses increased to $310,000 for the three months ended August 31, 2003 from $271,000 for the comparable period in 2002. During the three months ended August 31, 2003, selling, general, and administrative expenses as a percentage of sales remained at 15% as compared with 15% for the three months ended August 31, 2002.

Operating Income for the three months ended August 31, 2003 decreased to $53,000 from $105,000 for the three months ended August 31, 2002. This decrease is due to a lower gross profit and to an increase in selling, general and administrative expenses.

The Company recorded a net other income of $107,000 for the three months ended August 31, 2003 versus a net expense of $1,000 for the three months ended August 31, 2002. The variance was due primarily to other income from the settlement of a debt obligation to an unsecured creditor.

Net income for the three months ended August 31, 2003 increased to a profit of $160,000 from a profit of $104,000 for the same period in 2002. This increase is due to other income resulting from the settlement of a debt obligation to an unsecured creditor.


Results of Operations-Six Months Ended August 31, 2003 Compared to Six Months Ended August 31, 2002:

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

For the six months ended August 31, 2003, the Company shipped 228,689 units as compared with 323,376 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

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

Selling, general, and administrative expenses increased to $558,000 for the six months ended August 31, 2003 from $549,000 for the comparable period in 2002. During the six months ended August 31, 2003, selling, general, and administrative expenses as a percentage of sales decreased to approximately 14% as compared with approximately 15% for the six months ended August 31, 2002. This decrease is due to lower sales department salaries.

Operating Income for the six months ended August 31, 2003 increased to $250,000 from $125,000 for the six months ended August 31, 2002. This increase is due to a higher gross profit and to a slight decrease in selling, general and administrative expenses.

The Company  recorded a net other  income of $123,000  for the six months  ended
August 31, 2003 versus a net other income of zero for the six months ended August 31, 2002. The variance was due primarily to other income resulting from the settlement of a debt obligation to an unsecured creditor.

Net income for the six months ended August 31, 2003 increased to $373,000 from $125,000 for the same period in 2002. This increase is mainly due to a higher sales volume and other income resulting from the settlement of a debt obligation to an unsecured creditor.


Liquidity and Capital Resources:

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

The Company reported a net income of $373,000 and an operating income of $250,000 for the six months ended August 31, 2003. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

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

At August 31, 2003, the Company had working capital of $2,487,000 as compared with a working capital at August 31, 2002 of $2,075,000. At February 28, 2003, the Company had a working capital of $2,194,000. The approximately $293,000 increase for the six months ended August 31, 2003 was due mainly to a decrease in accounts payable made possible by an improved cash inflow and to a decrease in pre-petition accounts payable which came about due to settlement of a debt obligation to an unsecured creditor.

Forward-Looking Statements:

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, therein duly authorized.




                                          SOLITRON DEVICES, INC.



Date: July 13, 2004                       /s/ Shevach Saraf
                                          -----------------------------
                                          By: Shevach Saraf
                                          Title: Chairman, President,
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT NUMBER                    DESCRIPTION

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.