Form 10QSB/A
period 2003-11-30
SOLITRON DEVICES INC
filed 2004-07-13
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

                 (Mark One)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2003

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                        Commission file number: 001-04978
                                                ---------

                             Solitron Devices, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                     22-1684144
 -------------------------------               ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

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

Yes |X|            No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 6, 2004: 2,076,351

Transitional Small Business Disclosure Format (check one):

Yes |_|             No |X|

                             SOLITRON DEVICES, INC.

                                      INDEX

Amendment No. 1 to the Form 10-QSB amends and restates certain items of the Quarterly Report of Solitron Devices, Inc. (the "Company") as previously filed for the three and nine months ended November 30, 2003. The restatement of certain items of the Company's previously filed Form 10-QSB for the three and nine months ended November 30, 2003 is being made in order to (1) reflect the settlement of a debt obligation to an unsecured creditor and (2) revise related disclosures. Changes related to these items have been made in the following items of the Form 10-QSB.

         PART I - FINANCIAL INFORMATION                                 Page No.

Item  1. Financial Statements (unaudited):

         Consolidated Balance Sheet - November 30, 2003
         and February 28, 2003                                                3

         Consolidated Statements of Operations - Three and
         Nine Months Ended November 30, 2003 and 2002                         4


         Consolidated Statements of Cash Flows  - Nine
         Months Ended November 30, 2003 and 2002                              5


         Notes to Consolidated Financial Statements                          6-8

Item  2. Management's Discussion and Analysis of Financial
         Condition and  Results of Operations                               9-13


Signatures                                                                   14

                         PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                  November 30,     February 28,
                                                                                     2003             2003
                                                                                ---------------- ----------------
                                                                                 (Unaudited)        (Audited)
                                                                                          (in thousands)
ASSETS
         CURRENT ASSETS
         Cash and cash equivalents                                                   $ 1,884         $ 1,448
         Accounts receivable, less allowance for doubtful accounts of $3,000             859           1,052
         Inventories                                                                   2,766           2,869
         Prepaid expenses and other current assets                                       146             139
                                                                                     -------         -------
               TOTAL CURRENT ASSETS                                                    5,655           5,508

         PROPERTY, PLANT AND EQUIPMENT, net                                              585             568

         OTHER ASSETS                                                                     52              52
                                                                                     -------         -------
               TOTAL ASSETS                                                          $ 6,292         $ 6,128
                                                                                     =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Current portion of accrued environmental expenses                           $   936         $   846
         Accounts payable, Post-petition                                                 375             549
         Accounts payable, Pre-petition, current portion                                 650             800
         Accrued expenses and other liabilities                                        1,167           1,119
                                                                                     -------         -------
               TOTAL CURRENT LIABILITIES                                               3,128           3,314

        LONG-TERM LIABILITIES, net of current portion                                    274             364
                                                                                     -------         -------
               TOTAL LIABILITIES                                                      3,402           3,678
                                                                                     -------         -------
         COMMITMENTS AND CONTINGENCIES                                                   -0-             -0-

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, authorized 500,000 shares, none issued         -0-             -0-
         Common stock, $.01 par value, authorized 10,000,000 shares
             2,070,362 shares issued and outstanding                                      21              21
         Additional paid-in capital                                                    2,617           2,617
         Accumulated earnings/(deficit)                                                  252            (188)
                                                                                     -------         -------
                 TOTAL STOCKHOLDERS' EQUITY                                            2,890           2,450
                                                                                     -------         -------
                  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 6,292         $ 6,128
                                                                                     =======         =======

    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended November 30,          Nine Months Ended November 30,
                                                -------------------------------          ------------------------------
                                                   2003                2002                2003                2002
                                                   ----                ----                ----                ----
                                                (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                              (in thousands, except for per share amounts)
NET SALES                                       $     1,859         $     1,821         $     5,868         $     5,449
Cost of Sales                                         1,513               1,495               4,715               4,449
                                                  ---------           ---------           ---------           ---------
Gross Profit                                            346                 326               1,153               1,000

Selling, general and administrative expenses
                                                        278                 277                 836                 826
                                                  ---------           ---------           ---------           ---------
Operating Income/(Loss)
                                                         68                  49                 317                 174
                                                  ---------           ---------           ---------           ---------
OTHER INCOME (EXPENSE):
   Other Income                                           6                   8                 140                  39

   Interest Expense                                      (5)                (13)                (16)                (39)
   Other, net
                                                         (1)                 (2)                 (1)                 (7)
                                                  ---------           ---------           ---------           ---------
Other Income/(Expense) Net
                                                          0                  (7)                123                  (7)
                                                  ---------           ---------           ---------           ---------
Net Income/(Loss)                               $        68         $        42         $       440         $       167
                                                  =========           =========           =========           =========
INCOME/(LOSS) PER SHARE: Basic                  $      0.03         $      0.02         $      0.21         $      0.08
                       : Diluted                $      0.03         $      0.02         $      0.20         $      0.08
WEIGHTED AVERAGE
SHARES OUTSTANDING: Basic                         2,070,362           2,070,378           2,070,362           2,070,378
                  : Diluted                       2,204,086           2,204,013           2,204,086           2,204,013

     The accompanying notes are an integral part of the financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            Nine Months Ended November 30,
                                                                2003            2002
                                                               -------         -------
                                                             (Unaudited)     (Unaudited)
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net profit (loss)                                      $   440         $   167
                                                               -------         -------
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
        Depreciation and amortization                              141             130
        Cancellation of debt                                      (109)
            (Increase)/Decrease in:
               Accounts Receivable                                 193              94
               Inventories                                         103               5
               Prepaid Expenses
                 and other current assets                           (7)             (7)
               Due from SV Microwave                                 0               1
               Other Assets                                          0              (1)
            Increase/(Decrease) in:
               Accounts Payable                                   (174)            100
               Accounts Payable - Pre-petition                     (41)            (35)
               Accrued Expenses and other liabilities               48              77
                 Accrued Environmental Expenses                     80              81
               Other Long Term Liabilities                         (80)            (77)
                                                               -------         -------

Total adjustments                                                  154             368
                                                               -------         -------

        Net cash provided by
        operating activities                                       594             535
                                                               -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment                (158)           (252)
                                                               -------         -------

               Net cash used in investing activities              (158)           (252)
                                                               -------         -------

NET INCREASE (DECREASE) IN CASH                                    436             283
CASH AT BEGINNING OF PERIOD                                    $ 1,448         $ 1,335
                                                               -------         -------
CASH AT END OF PERIOD                                          $ 1,884         $ 1,618
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

    The accompanying notes are an integral part of the financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General:

The Company has restated its consolidated financial statements for the three and nine month periods ended November 30, 2003 to reflect the settlement of a debt obligation of $114,000 to an unsecured creditor. As a result, the Company recognized other income of $109,000. Consequently, there is an adjustment to reduce the amount of pre-petition accounts payable, current portion; current liabilities; and total liabilities by $109,000 respectively, and an adjustment to increase the amount of other income (expense), net; net income; accumulated earnings; and total stockholders equity by $109,000 respectively.

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

3.    INVENTORIES:

As of November 30, 2003 net inventories consist of the following:


Raw Materials                                  $1,497,000
Work-In-Process                                 1,297,000
   Finished Goods                                  76,000
                                               ----------
         Gross Inventory                        2,870,000
Reserve                                          (104,000)
                                               ----------
         Net Inventory                        $2,766,000
                                               ----------

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    INCOME TAXES:

For the nine months ended November 30, 2003, the Company would expect an income tax liability of approximately $150,000. However, because of a tax benefit resulting from net operating loss carry forwards amounting to approximately $15,000,000, the Company will not recognize any current tax liability. The Company does not expect to use up this tax benefit in the foreseeable future.

5.    CONCENTRATION OF RISK:

For the nine months ended November 30, 2003, the Company has two customers that made up approximately 34% of the total outstanding accounts receivables and 52% of net sales. These customers are in good standing as of November 30, 2003.

6.    PRE-PETITION ACCOUNTS PAYABLE:

During the quarter ended August 31, 2003, the Company settled a debt obligation of $114,000 and recognized $109,000 of other income. As a result of this settlement, the current portion of pre-petition accounts payable has decreased as follows:

Pre-petition accounts payable, current portion, before restatement    $759,000
Adjustment                                                            (109,000)
                                                                      --------
Pre-petition accounts payable, current portion, as restated           $650,000
                                                                      ========

Recent Accounting Pronouncements:

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Trends and Uncertainties:

During the nine months ended November 30, 2003, the Company's book-to-bill ratio was approximately 1.03, reflecting an increase in the volume of orders booked when compared to the nine months ended November 30, 2002.

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

Results of Operations-Three Months Ended November 30, 2003 Compared to Three Months Ended November 30, 2002:

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

For the three months ended November 30, 2003, the Company shipped 57,268 units as compared with 111,857 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

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

Selling, general, and administrative expenses increased slightly to $278,000 for the three months ended November 30, 2003 from $277,000 for the comparable period in 2002. During the three months ended November 30, 2003, selling, general, and administrative expenses as a percentage of sales remained at 15% as compared to the three months ended November 30, 2002.

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

Results of Operations-Nine Months Ended November 30, 2003 Compared to Nine Months Ended November 30, 2002:

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

For the nine months ended November 30, 2003, the Company shipped 289,121 units as compared with 435,223 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

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

Selling, general, and administrative expenses increased to $836,000 for the nine months ended November 30, 2003 from $826,000 for the comparable period in 2002. During the nine months ending November 30, 2003, selling, general, and administrative expenses as a percentage of sales decreased to 14% as compared with 15% for the nine months ended November 30, 2002. This decrease as a percentage of sales is due to lower salaries and to lower legal fees.

Operating Income for the nine months ended November 30, 2003 increased to a profit of $317,000 from a profit of $174,000 for the nine months ended November 30, 2002. This increase is mainly due to a higher gross profit.

The Company recorded a net other income of $123,000 for the nine months ended November 30, 2003 versus a net other expense of $7,000 for the nine months ended November 30, 2002. The variance was due primarily to other income resulting from the settlement of a debt obligation to an unsecured creditor.

Net income for the nine months ended November 30, 2003 increased to a profit of $440,000 from a profit of $167,000 for the same period in 2002. This increase is due to a higher sales volume, reductions in material and labor costs, and other income of $109,000 due to settlement of a debt obligation to an unsecured creditor.

Liquidity and Capital Resources

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

The Company reported a net income of $440,000 and an operating income of $317,000 for the nine months ended November 30, 2003. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At November 30, 2003, February 28, 2003 and November 30, 2002 respectively, the Company had cash of $1,884,000, $1,448,000 and $1,618,000. The increase during the last three months was primarily attributable to higher revenues and to lower expenses. Reduction in accounts receivable contributed $193,000 to the last nine months' positive cash flow generated by ongoing operations.

At November 30, 2003, the Company had working capital of $2,527,000 as compared with a working capital at November 30, 2002 of $2,024,000. At February 28, 2003, the Company had a working capital of $2,194,000. The approximately $333,000 increase for the nine months ended November 30, 2003 was due mainly to increases in cash and accounts receivable.

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


                                        SOLITRON DEVICES, INC.

Date:  July 13, 2004                    /s/   Shevach Saraf
                                        --------------------------------------
                                        By: Shevach Saraf
                                        Title:  Chairman, President,
                                        Chief Executive Officer, Treasurer and
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