Form 10QSB
period 2004-05-31
SOLITRON DEVICES INC
filed 2004-07-13
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2004

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
                                                                        Page No.
                                                                        --------

Item   1. Financial Statements (unaudited):

          Consolidated Balance Sheets                                         3
          May 31, 2004 and February 29, 2004

          Consolidated Statement of Operations                                4
          Three Months Ended May 31, 2004 and 2003

          Consolidated Statements of Cash flows                               5
          Three Months Ended May 31, 2004 and 2003

          Notes to Consolidated Financial Statements                         6-7


Item   2. Management's Discussion and Analysis of Financial Condition and   8-11
          Results of Operations


Item   3. Controls and Procedures                                            11


PART II - OTHER INFORMATION


Item   1. Legal Proceedings                                                  12

Item   2. Changes in Securities                                              12

Item   3. Defaults Upon Senior Securities                                    12

Item   4. Submission of Matters to a Vote of Security Holders                12

Item   5. Other Information                                                  12

Item   6. Exhibits and Reports on Form 8-K                                   13

Signatures                                                                   14

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        May 31, 2004  February 29, 2004
                                                        ------------  -----------------
                                                         (Unaudited)      (Audited)
                                                        (in thousands, except for share
                                                                    amounts)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                           $      1,958   $           1,883
    Accounts receivable                                          897                 988
    Inventories                                                2,440               2,416
    Prepaid expenses and other current assets                    166                 164
                                                        ------------   -----------------
       TOTAL CURRENT ASSETS                                    5,461               5,451

  PROPERTY, PLANT AND EQUIPMENT, net                             596                 562

  OTHER ASSETS                                                    52                  52
                                                        ------------   -----------------

       TOTAL ASSETS                                     $      6,109   $           6,065
                                                        ============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of accrued environmental expenses  $        986   $             966
     Accounts payable - Post petition                            448                 409
     Accounts payable-Pre-petition, current portion              840                 851
     Accrued expenses and other liabilities                    1,200               1,189
                                                        ------------   -----------------
       TOTAL CURRENT LIABILITIES                               3,474               3,415

  LONG TERM LIABILITIES, net of current portion                   13                  33
                                                        ------------   -----------------

       TOTAL LIABILITIES                                       3,487               3,448
                                                        ------------   -----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 500,000
    shares, none issued                                          -0-                 -0-
  Common stock, $.01 par value, authorized 10,000,000
    shares, 2,076,351 shares issued and outstanding               21                  21
  Additional paid-in capital                                   2,620               2,620
  Accumulated deficit                                            (19)                (24)
                                                        ------------   -----------------

       TOTAL STOCKHOLDERS' EQUITY                              2,622               2,617
                                                        ------------   -----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      6,109   $           6,065
                                                        ============   =================

   The accompanying notes are an integral part of the financial statements

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MAY 31,



                                                          2004          2003
                                                          ----          ----
                                                       (Unaudited)   (Unaudited)
                                                       (in thousands, except for
                                                        share amounts and per
                                                            share amounts)

Net sales                                            $     1,934    $     2,000
Cost of sales                                              1,604          1,555
                                                     -----------    -----------
Gross profit                                                 330            445
Selling, general and administrative expenses                 318            248
                                                     -----------    -----------

Operating  income                                             12            197
                                                     -----------    -----------

Other  (expense) income
    Other (expense) income                                    (5)            21
     Interest expense                                         (2)            (5)
                                                     -----------    -----------
Net other (expense) income                                    (7)            16
                                                     -----------    -----------

Net income                                           $         5    $       213
                                                     ===========    ===========


INCOME PER SHARE OF COMMON STOCK:
                                      Basic          $     0.002    $      0.10
                                                     -----------    -----------
                                      Diluted        $     0.002    $      0.10
                                                     -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
                                      Basic            2,076,351      2,070,821
                                                     ===========    ===========
                                      Diluted          2,076,351      2,070,821
                                                     ===========    ===========

   The accompanying notes are an integral part of the financial statements

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           THREE MONTHS ENDED MAY 31,
                                 (In thousands)

                                                             2004        2003
                                                             ----        ----
                                                         (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net  income                                             $         5   $       213
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                                  42            15
    Changes in operating assets and liabilities:
        (Increase) Decrease in:
        Accounts receivable                                        92           114
        Inventories                                               (25)          (29)
        Prepaid expenses and other current assets                  (2)           21
        Increase (Decrease) in:
        Accounts payable                                           38          (174)
        Accounts payable - Pre-petition                           (11)            0
        Accrued expenses and other liabilities                     11            15
        Accrued environmental expenses                             19            30
        Other long term liabilities                               (19)          (30)
                                                          -----------   -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                150           175
                                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                        (75)          (59)
                                                          -----------   -----------
         NET CASH USED IN INVESTING ACTIVITIES                    (75)          (59)
                                                          -----------   -----------

NET INCREASE IN CASH                                               75           116

CASH AT BEGINNING OF PERIOD                                     1,883         1,448
                                                          -----------   -----------

CASH AT END OF PERIOD                                     $     1,958   $     1,564
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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004.

The results of operations for the three-month period ended May 31, 2004 are not necessarily indicative of the results to be expected for the year ending February 28, 2005.

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

The information contained in this Form 10-QSB should be read in conjunction with the "Business - Environmental Liabilities" section appearing in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004.

3.    INVENTORIES:

As of May 31, 2004 net inventories consist of the following:

      Raw Materials                $1,472,000
      Work-In-Process               1,243,000
      Finished Goods                  291,000
                                   ----------
            Gross Inventories       3,006,000
      Reserve                        (566,000)
                                   ----------
            Net Inventories        $2,440,000
                                   ==========

                    SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.    INVENTORIES (continued):

The raw materials inventory balance reflects purchases and material usage during the period. Cycle counts are performed in the raw materials stockrooms weekly and monthly cycle count adjustments are recorded. Work-in-process inventory is counted and adjusted semiannually. The finished goods inventory balance reflects shipments from and transfers to the finished goods stockroom during the period. The inventory reserve balance is adjusted semiannually for work-in-process and annually for finished goods and raw materials in conjunction with physical inventory counts.

4.    RELATED PARTY TRANSACTIONS (STOCK OPTION AWARDS):

On May 17, 2004, the Board of Directors granted stock options to certain key employees. The options, which will vest on May 16, 2005, were for a total of 47,500 shares and the exercise price was fixed at $1.05 per share (the closing price on the Over-The-Counter Bulletin Board at the time of the grant). On the same date, the Board of Directors awarded Mr. Saraf 175,636 shares, which are fully vested, to replace options that expired during fiscal year 2004. The exercise price was fixed at $1.05 per share (the closing price on the Over-The-Counter Bulletin Board at the time of the grant). The Company did not recognize any expense associated with this award.

5.    SUBSEQUENT EVENT:

The Company's former controller filed a "Whistleblower" claim with the U.S. Department of Labor, Occupational Safety & Health Administration (OSHA) pursuant to Section 806 of the Sarbanes-Oxley Act of 2002, codified at 185 U.S.C. Section 1514A, which is also known as the "Corporate and Criminal Fraud Accountability Act of 2002". The matter is being handled as an administrative proceeding before OSHA.

Following an investigation of this matter by a duly authorized investigator, OSHA issued its Findings and Preliminary Order (the "Findings") on June 30, 2004. In the Findings, OSHA found that it was not reasonable to believe that the Company violated 185 U.S.C. 1514A of the Sarbanes-Oxley Act. Additionally, OSHA determined that since none of the alleged adverse actions were linked to a reprisal for voicing concerns protected under the Sarbanes-Oxley Act, the case is to be dismissed. The Company's former controller has 30 days from the receipt of the Findings to file objections and request a hearing on the record, or the Findings will become final and not subject to court review.

6.     RECENT ACCOUNTING PRONOUNCEMENTS:

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.


Critical Accounting Policies:

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment and intangible assets, revenue recognition and accounting for income taxes. A discussion of all of these critical accounting policies can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004.


Trends and Uncertainties:

During the three months ended May 31, 2004, the company's book-to-bill ratio was approximately .91, reflecting a decrease in the volume of orders booked. The Company does not believe that the change in the book-to-bill ratio indicates a specific trend in the demand for the Company's products. Generally, the intake of orders over the last eighteen months has varied greatly as a result of the fluctuations in the general economy and of variations in defense spending on programs the Company supports, which is expected to continue over the next twelve months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped should a slow down in the intake of orders reoccur. However, should order intake fall significantly below the level experienced in the last twelve months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended May 31, 2004 Compared to Three Months Ended May 31, 2003:

Net sales for the three months ended May 31, 2004 decreased approximately 3% to $1,934,000 as compared to $2,000,000 for the three months ended May 31, 2003. This increase was primarily attributable to a lower level of scheduled orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2004 increased to $1,604,000 from $1,555,000 for the comparable period in 2003. Expressed as a percentage of sales, cost of sales increased to approximately 83% from approximately 78% for the same period in 2003. This change was due primarily to increases in material costs (30% vs. 27%) and indirect labor costs (10% vs. 8%) expressed as a percentage of sales.

Gross profit for the three months ended May 31, 2004 decreased to $330,000 from $445,000 for the three months ended May 31, 2003. Accordingly, gross margins on the Company's sales decreased to approximately 17% for the three months ended May 31, 2004 in comparison to approximately 22% for the three months ended May 31, 2003. This change was due partly to a lower level of shipments and partly to increases in material and indirect labor costs as shown in the preceding paragraph.

For the three months ended May 31, 2004, the Company shipped 96,988 units as compared with 154,722 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased approximately 3% for the three months ended May 31, 2004 as compared to an increase of approximately 5% for the three months ended May 31, 2003. Changes in the backlog reflect changes in the intake of orders.

The Company has experienced an increase in the level of bookings of approximately 37% for the quarter ended May 31, 2004 as compared to the same period for the previous year principally as a result of a higher demand for its products in this period.

Selling, general, and administrative expenses increased to $318,000 for the three months ended May 31, 2004 from $248,000 for the comparable period in 2003. During the three months ended May 31, 2004, selling, general, and administrative expenses as a percentage of sales increased to approximately 16% as compared with approximately 12% for the three months ended May 31, 2003. This increase is due in part to an approximately $47,000 increase in legal fees, $35,000 of which is a result of our dispute with our landlord and $12,000 as a result of the ongoing formal investigation by the SEC. The increase is also due in part to an approximately $17,000 increase in accounting fees, $7,000 of which is a result of the ongoing formal investigation by the SEC and $10,000 resulting from an increase in our fiscal year 2004 audit fee.

The Company recorded an Operating Income of $12,000 for the three months ended May 31, 2004 compared to $197,000 for the three months ended May 31, 2003. This decrease is due primarily to a $66,000 decrease in sales, a $64,000 increase in cost of sales and a $70,000 increase in selling, general and administrative expenses.

The Company recorded net other expense of $5,000 for the three months ended May 31, 2004 versus $16,000 for the three months ended May 31, 2003. The decrease was due primarily to recognition of $10,000 of other expense relating to accounts receivable adjustments.

Net income for the three months ended May 31, 2004 was approximately equal to $5,000 as compared to $213,000 for the same period in 2003. This decrease in net income is mainly due to a $66,000 decrease in sales, a $64,000 increase in cost of sales, and a $70,000 increase in selling, general and administrative expenses.

Liquidity and Capital Resources:

The Company's sole source of liquidity is cash generated by ongoing operations. The Company's liquidity is expected to be adversely affected in the short term due to the anticipated lower level of revenue in the next six to nine months. The Company's liquidity is not expected to improve until the Company's revenues increase to a level above its breakeven point.

Furthermore, the Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the Company's 1993 bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB filed for the period ended February 29, 2004.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of May 31, 2004, the Company has paid approximately $462,000 to its unsecured creditors. The Company`s remaining obligation is approximately $1,863,000 to holders of allowed unsecured claims in quarterly installments.

The Company reported a net income of $5,000 and operating income of $12,000 for the three months ended May 31, 2004. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At May 31, 2004, February 29, 2004 and May 31, 2003 respectively, the Company had cash of $1,958,000, $1,883,000 and $1,564,000. A reduction in accounts receivable contributed $92,000 to the last three months' positive cash flow generated by ongoing operations.

At May 31, 2004, the Company had working capital of $1,987,000 as compared with a working capital at May 31, 2003 of $2,332,000. At February 29, 2004, the Company had a working capital of 2,036,000. The approximately $49,000 decrease for the three months ended May 31, 2004 was due mainly to a decrease in accounts receivable.

Off-Balance Sheet Arrangements:

We are not involved in any off-balance sheet arrangements.

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

o     the Company's expectations regarding its liquidity;

o     the Company's beliefs regarding the change in book-to-bill ratio;

o the Company's expectations regarding fluctuations in the general economy and variations in defense spending;

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

o the Company's belief regarding the effect of recently issued, but not yet effective, accounting standards; and

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

o     unexpected growth or stagnation of the business; and

o     the results of the SEC investigation.

Changes   to  the   forward-looking   statements   are   based  on  the   actual
forward-looking statements in this Form 10-QSB and the actual risks affecting those particular forward-looking statements.


ITEM 3.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of May 31, 2004, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS:

The Company's former controller filed a "Whistleblower" claim with the U.S. Department of Labor, Occupational Safety & Health Administration (OSHA) pursuant to Section 806 of the Sarbanes-Oxley Act of 2002, codified at 185 U.S.C. Section 1514A, which is also known as the "Corporate and Criminal Fraud Accountability Act of 2002". The matter is being handled as an administrative proceeding before OSHA.

Following an investigation of this matter by a duly authorized investigator, OSHA issued its Findings and Preliminary Order (the "Findings") on June 30, 2004. In the Findings, OSHA found that it was not reasonable to believe that the Company violated 185 U.S.C. 1514A of the Sarbanes-Oxley Act. Additionally, OSHA determined that since none of the alleged adverse actions were linked to a reprisal for voicing concerns protected under the Sarbanes-Oxley Act, the case is to be dismissed. The Company's former controller has 30 days from the receipt of the Findings to file objections and request a hearing on the record, or the Findings will become final and not subject to court review.

The Southeast Regional Office of the Securities and Exchange Commission is conducting a formal investigation concerning the Company. To date, the SEC investigation has focused on the propriety of the Company's past accounting. The Company has produced documents to the SEC, and the SEC has taken and continues to take sworn testimony of several individuals. As of this date, the SEC has not requested a "Wells" submission from the Company, and has not indicated an intention to file any civil or administrative complaint against the Company. An unfavorable outcome of the SEC investigation may have a material adverse effect on the Company's financial condition or results of operations. At this time, we are unable to conclude that the likelihood of an adverse outcome is probable or remote. We therefore are unable to express an opinion as to the likelihood of an unfavorable outcome. We also are unable to express an opinion as to an amount or range of potential loss.


ITEM 2.  CHANGES IN SECURITIES:

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in this Form 10-QSB and "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB for the period ended February 29, 2004, for a discussion of the status of payments pursuant to the Company's 1993 bankruptcy reorganization.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None


ITEM 5.  OTHER INFORMATION:

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

a)    Exhibits

      31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)    Reports

      None

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