Form 10QSB
period 2004-08-31
SOLITRON DEVICES INC
filed 2004-10-14
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2004

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 14, 2004: 2,080,492.

Transitional Small Business Disclosure Format (check one):

Yes         No   X
   ------      -----

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION
                                                                                      Page No.
                                                                                      --------
Item      1.  Financial Statements (unaudited):
               Consolidated Balance Sheets                                               3
               August 31, 2004 and February 29, 2004

               Consolidated Statements of Operations                                     4
               Three and Six Months Ended August 31, 2004 and 2003

               Consolidated Statements of Cash Flows                                     5
               Six Months Ended August 31, 2004 and 2003

               Notes to Consolidated Financial Statements                               6-7


Item       2.  Management's Discussion and Analysis of Financial Condition and          8-12
               Results of Operations

Item       3. Controls and Procedures                                                    13

PART II - OTHER INFORMATION

Item       1.  Legal Proceedings                                                         13

Item       6. Exhibits and Reports on Form 8-K                                           13

Signatures                                                                               14

                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     August 31,     February 29,
                                                                                       2004            2004
                                                                                      -------         -------
                                                                                    (Unaudited)      (Audited)
                                                                             (in thousands, except for share amounts)
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                                      $ 2,073         $ 1,883
       Accounts receivable                                                                846             988
       Inventories                                                                      2,495           2,416
       Prepaid expenses and other current assets                                           97             164
                                                                                      -------         -------
          TOTAL CURRENT ASSETS                                                          5,511           5,451

    PROPERTY, PLANT AND EQUIPMENT, net                                                    568             562

    OTHER ASSETS                                                                           68              52
                                                                                      -------         -------

          TOTAL ASSETS                                                                $ 6,147         $ 6,065
                                                                                      =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Current portion of accrued environmental expenses                              $   985         $   966
       Accounts payable - Post petition                                                   375             409
       Accounts payable-Pre-petition, current portion                                     829             851
       Accrued expenses and other liabilities                                           1,177           1,189
                                                                                      -------         -------
            TOTAL CURRENT LIABILITIES                                                   3,366           3,415

    LONG TERM LIABILITIES, net of current portion                                          13              33
                                                                                      -------         -------

             TOTAL LIABILITIES                                                          3,379           3,448
                                                                                      -------         -------

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized 500,000 shares, none issued             -0-             -0-
      Common stock, $.01 par value, authorized 10,000,000 shares,
      2,061,073 shares issued and outstanding                                              21              21
      Additional paid-in capital                                                        2,620           2,620
      Retained earnings/(Accumulated deficit)                                             127             (24)
                                                                                      -------         -------

             TOTAL STOCKHOLDERS' EQUITY                                                 2,768           2,617
                                                                                      -------         -------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 6,147         $ 6,065
                                                                                      =======         =======

     The accompanying notes are an integral part of the financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended August 31,             Six Months Ended August 31,
                                                         2004                 2003                2004                 2003
                                                     -----------          -----------          -----------          -----------
                                                      (Unaudited)         (Unaudited)          (Unaudited)          (Unaudited)
                                                           (in thousands, except for share amounts and per share amounts)
NET SALES                                            $     1,953          $     2,009          $     3,887          $     4,009

Cost of Sales                                              1,516                1,646                3,120                3,201
                                                     -----------          -----------          -----------          -----------

Gross Profit                                                 437                  363                  767                  808

Selling, general and administrative expenses                 294                  310                  612                  558
                                                     -----------          -----------          -----------          -----------

Operating Income                                             143                   53                  155                  250
                                                     -----------          -----------          -----------          -----------

OTHER INCOME (EXPENSE)
    Other Income & (Expense), Net                              5                  113                  -0-                  134
    Interest Expense                                          (1)                  (6)                  (3)                 (11)
                                                     -----------          -----------          -----------          -----------
Other Income (Expense), Net                                    4                  107                   (3)                 123
                                                     -----------          -----------          -----------          -----------

Net Income                                           $       147          $       160          $       152          $       373
                                                     ===========          ===========          ===========          ===========

INCOME PER SHARE: Basic                              $      0.07          $      0.08          $      0.07          $      0.18
                                                     -----------          -----------          -----------          -----------
                : Diluted                            $      0.07          $      0.08          $      0.07          $      0.18
                                                     -----------          -----------          -----------          -----------

WEIGHTED AVERAGE
 SHARES OUTSTANDING: Basic                             2,061,073            2,070,821            2,061,073            2,070,821
                                                     ===========          ===========          ===========          ===========
                : Diluted                              2,061,073            2,070,821            2,061,073            2,070,821
                                                     ===========          ===========          ===========          ===========

     The accompanying notes are an integral part of the financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           SIX MONTHS ENDED AUGUST 31,


                                                                                     2004             2003
                                                                                    -------          -------
                                                                                 (Unaudited)       (Unaudited)
                                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $   152          $   373
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                   91               95
         Cancellation of debt                                                           -0-             (109)
         Changes in operating assets and liabilities:
             (Increase) Decrease in: Accounts receivable                                143               99
             Inventories                                                                (80)              37
             Prepaid expenses and other current assets                                   67               28
             Other assets                                                               (16)             -0-
             Increase (Decrease) in:
             Accounts payable                                                           (34)            (100)
             Accounts payable - Pre-Petition                                            (22)             (27)
             Accrued expenses and other liabilities                                      62              (14)
             Accrued environmental expenses                                              19               60
             Other long term liabilities                                                (19)             (60)
                                                                                    -------          -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                 287              458
                                                                                    -------          -------

      CASH FLOW FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment                                     (97)            (115)
                                                                                    -------          -------
                     NET CASH USED IN INVESTING ACTIVITIES                              (97)            (115)
                                                                                    -------          -------

      NET INCREASE IN CASH                                                              190              343

      CASH AT BEGINNING OF PERIOD                                                     1,883            1,448
                                                                                    -------          -------

      CASH AT END OF PERIOD                                                         $ 2,073          $ 1,791
                                                                                    =======          =======

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

3. INVENTORIES:

As of August 31, 2004 net inventories consist of the following:

         Raw Materials                      $   1,438,592
         Work-In-Process                        1,433,419
         Finished Goods                           212,254
                                            -------------
                  Gross Inventory               3,084,265
         Reserve                                 (588,976)
                                            -------------
                  Net Inventory             $   2,495,289
                                            =============

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. INVENTORIES (continued):

The raw materials inventory balance reflects purchases and material usage during the period. Cycle counts are performed in the raw materials stockrooms weekly and monthly cycle count adjustments are recorded. Work-in-process inventory is counted and adjusted semiannually. The finished goods inventory balance reflects shipments from and transfers to the finished goods stockrooms during the period. The inventory reserve balance is adjusted semiannually for work-in-process and annually for finished goods and raw materials in conjunction with physical inventory counts.

As a result of the semiannual work-in-process inventory, the Company recorded an adjustment of approximately $190,000 to the work-in-process inventory account and an adjustment of approximately $54,000 to the inventory reserve account.

4. RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements. Also, Management believes that accounting standards adopted during fiscal year 2004 are not applicable to the Company.


5. INCOME TAXES:


At February 29, 2004, the Company had net operating loss carryforwards of approximately $15,487,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As of August 31, 2004, the Company has net income of approximately $152,000 which will be offset by the net operating loss carryforwards resulting in no income tax liability for the fiscal year.


6. SUBSEQUENT EVENTS:


As a result of Hurricanes Frances and Jeanne, the company was forced to stop operations for fifteen calendar days and operated at a reduced production output capacity for five additional business days. Additionally, the Company suffered damage to certain of its manufacturing equipment. While the Company cannot at this time fully assess the financial impact of Hurricanes Frances and Jeanne and the resulting shutdowns, the Company estimates that it has suffered a loss of approximately $500,000 to $550,000 of net sales. The Company estimates that the damage to certain of its manufacturing equipment is approximately $20,000 to $30,000. It is uncertain what amount, if any, of insurance proceeds will be available to offset these losses.

As previously disclosed in the Company's filings with the Securities and Exchange Commission (the "SEC"), the Southeast Regional Office of the SEC conducted a formal investigation concerning the Company. The SEC investigation focused on the propriety of the Company's past accounting. The Company produced documents to the SEC, and the SEC took sworn testimony from several individuals. On October 4, 2004, the SEC advised the Company that it had terminated its investigation and that no enforcement action has been recommended.

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

Subsequent Events:

As a result of Hurricanes Frances and Jeanne, the company was forced to stop operations for fifteen calendar days and operated at a reduced production output capacity for five additional business days. Additionally, the Company suffered damage to certain of its manufacturing equipment. While the Company cannot at this time fully assess the financial impact of Hurricanes Frances and Jeanne and the resulting shutdowns, the Company estimates that it has suffered a loss of approximately $500,000 to $550,000 of net sales. The Company estimates that the damage to certain of its manufacturing equipment is approximately $20,000 to $30,000. It is uncertain what amount, if any, of insurance proceeds will be available to offset these losses.

Trends and Uncertainties:

During the twelve months ended August 31, 2004, the Company's book-to-bill ratio was approximately as follows: three months 0.58; six months 0.75; nine months 0.93; twelve months 1.04. The Company believes that the decrease in the book-to-bill ratio may indicate a specific trend in the demand for the Company's products as a result of delays in contracts awarded by the Department of Defense for programs that the Company participates in. Also, a major contributing factor is the fact that a major supplier of semiconductor die increased prices 10 to 15 times since the beginning of calendar year 2004. This price increase requires prime contractors to renegotiate their contracts with their customers, contributing to additional delays and possible reduction in quantity of products to be placed on order with the Company. Generally, the intake of orders over the last 2 years has varied greatly as a result of the fluctuations in the general economy and of variations in defense spending on programs the Company supports, which is expected to continue over the next twelve months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped should a slow down in the intake of orders continue. However, should order intake fall significantly below the level experienced in the last twelve months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended August 31, 2004 Compared to Three Months Ended August 31, 2003:

Net sales for the three months ended August 31, 2004 decreased approximately 3% to $1,953,000 as compared to $2,009,000 for the three months ended August 31, 2003. This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customers' requirements.

As a result of the semiannual work-in-process inventory, the Company recorded an adjustment of approximately $190,000 to the work-in-process inventory account and an adjustment of approximately $54,000 to the inventory reserve account.

Cost of sales for the three months ended August 31, 2004 decreased to $1,516,000 from $1,646,000 for the comparable period in 2003. Expressed as a percentage of sales, cost of sales decreased to 78% from 82% for the same periods. This change was due mainly to a decrease in material costs (25% vs. 30%).

Gross profit for the three months ended August 31, 2004 increased to $437,000 from $363,000 for the three months ended August 31, 2003. Accordingly, gross margins on the Company's sales increased to 22% for the three months ended August 31, 2004 in comparison to 18% for the three months ended August 31, 2003. This change was due mainly to a decrease in material costs.

For the three months ended August 31, 2004, the Company shipped 59,705 units as compared with 76,026 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased 14% for the three months ended August 31, 2004, equaling the decrease of 14% for the three months ended August 31, 2003. Changes in the backlog reflect changes in the intake of orders.

The Company has experienced a decrease in the level of bookings of approximately 10% for the quarter ended August 31, 2004 as compared to the same period for the previous year principally as a result of a lower demand for its products in this period. The decrease is also attributed to increases in material costs mentioned in the Trends and Uncertainties Section.

Selling, general, and administrative expenses decreased to approximately $294,000 for the three months ended August 31, 2004 from $310,000 for the comparable period in 2003. During the three months ended August 31, 2004, selling, general, and administrative expenses as a percentage of sales remained at 15% as compared with 15% for the three months ended August 31, 2003. Included in selling, general and administrative expenses for the three month period was an increase in legal fees of approximately $22,000 as compared with the same period in 2003. Of this increase in legal fees, $13,000 is a result of the ongoing formal investigation by the SEC and $9,000 is a result of our dispute with our landlord.

Operating Income for the three months ended August 31, 2004 increased to approximately $143,000 from $53,000 for the three months ended August 31, 2003. This increase is due mainly to a higher gross profit.

The Company recorded a net other income of $4,000 for the three months ended August 31, 2004 versus a net other income of $107,000 for the three months ended August 31, 2003. This decrease was due primarily to other income resulting from the settlement of a debt obligation to an unsecured creditor which was recorded in the quarter ended August 31, 2003.

Net income for the three months ended August 31, 2004 decreased to a profit of $147,000 from a profit of $160,000 for the same period in 2003. This decrease was due primarily to other income resulting from the settlement of a debt obligation to an unsecured creditor which was recorded in the quarter ended August 31, 2003.

Results of Operations-Six Months Ended August 31, 2004 Compared to Six Months Ended August 31, 2003:

Net sales for the six months ended August 31, 2004 decreased approximately 3% to $3,887,000 as compared to $4,009,000 for the six months ended August 31, 2003. This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

As a result of the semiannual work-in-process inventory, the Company recorded an adjustment of approximately $190,000 to the work-in-process inventory account and an adjustment of approximately $54,000 to the inventory reserve account.

Cost of Sales for the six months ended August 31, 2004 decreased to $3,120,000 from $3,201,000 for the comparable period in 2003. Expressed as a percentage of sales, cost of sales remained at approximately 80% for both periods.

Gross profit for the six months ended August 31, 2004 decreased to $767,000 from $808,000 for the six months ended August 31, 2003. Expressed as a percentage of sales, gross profit remained at approximately 20% for the two periods.

For the six months ended August 31, 2004 the Company shipped 156,693 units as compared with 228,689 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased approximately 16% for the six months ended August 31, 2004 as compared to a decrease of approximately 9% for the six months ended August 31, 2003. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease in the level of bookings of approximately 18% for the six months ended August 31, 2004 as compared to the same period for the previous year principally as a result of a lower demand for its product in this period. The level of bookings was also affected by the delay in awarding new contracts as a result of raw material cost increases mentioned in the Trends and Uncertainties Section.

Selling, general, and administrative expenses increased to $612,000 for the six months ended August 31, 2004 from $558,000 for the comparable period in 2003. During the six months ended August 31, 2004, selling, general, and administrative expenses as a percentage of sales increased to approximately 15% of net sales as compared with approximately 14% of net sales for the six months ended August 31, 2003. This increase is due in part to an approximately $68,000 increase in legal fees, $41,000 of which is a result of our dispute with our landlord and $27,000 as a result of the ongoing formal investigation by the SEC. The increase is also due in part to an approximately $17,000 increase in accounting fees, $7,000 of which is a result of the ongoing formal investigation by the SEC and $10,000 resulting from an increase in our fiscal year 2004 audit fee.

Operating Income for the six months ended August 31, 2004 decreased to $155,000 from $250,000 for the six months ended August 31, 2003. This decrease is due primarily to a decrease in sales and an increase in selling, general and administrative expenses.

The Company recorded a net other expense of $3,000 for the six months ended August 31, 2004 versus a net other income of $123,000 for the six months ended August 31, 2003. The variance was due primarily to other income resulting from the settlement of a debt obligation to an unsecured creditor which was recorded in the quarter ended August 31, 2003.

Net income for the six months ended August 31, 2004 decreased to $152,000 from $373,000 for the same period in 2003. This decrease is mainly due to increased selling general and administrative expenses and other income resulting from the settlement of a debt obligation to an unsecured creditor which was recorded in the quarter ended August 31, 2003.

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

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of August 31, 2004, the Company has paid approximately $473,000 to its unsecured creditors. The Company's remaining obligation is approximately $1,852,000 to holders of allowed unsecured claims in quarterly installments.

The Company reported a net income of $152,000 and an operating income of $155,000 for the six months ended August 31, 2004. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At August 31, 2004, February 29, 2004 and August 31, 2003 respectively, the Company had cash of $2,073,000, $1,883,000 and $1,791,000. The increase during the last six months against February 29, 2004 was primarily attributable to a positive net income from operations bolstered by non-cash charges (depreciation). A reduction in accounts receivable contributed $143,000 to the last six months' positive cash flow generated by ongoing operations.

At August 31, 2004, the Company had working capital of $2,145,000 as compared with a working capital at August 31, 2003 of $2,487,000. At February 29, 2004, the Company had a working capital of $2,036,000. The approximately $109,000 increase for the six months ended August 31, 2004 was due mainly to a change in accounts receivable.

Off-Balance Sheet Arrangements:

The Company is not involved in any off-balance sheet arrangements.

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

o     the Company's beliefs regarding the change in book-to-bill ratio

o the Company's expectations regarding fluctuations in the general economy and variations in defense spending and the effects of such fluctuations and variations on the intake of orders;

o the Company's estimates regarding the financial impact of Hurricanes Frances and Jeanne;

o the Company's ability to generate sufficient cash flow from operations to sustain operations;

o the Company's ability to implement effective cost-cutting or downsizing measures;

o the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;

o implementation of the Plan of Reorganization and the Company's ability to make payments required under the Plan of Reorganization;

o the Company's belief regarding the applicability of accounting standards adopted during fiscal year 2004; and

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

o any increased financial impact to the Company as a result of Hurricanes Frances and Jeanne;

o the Company's inability to receive an adequate amount, or any amount, of insurance proceeds to cover the Company's losses resulting from Hurricanes Frances and Jeanne;

o a change in government regulations which hinders the Company's ability to perform government contracts;

o     a shift in or misinterpretation of industry trends;

o     any impairment or delay the development of any or all of its products;

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

o     changes in law or industry regulation; and

o     unexpected growth or stagnation of the business;

ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of August 31, 2004, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company's former controller filed a claim with the Occupational Safety & Health Administration (OSHA) pursuant to OSHA's authority to enforce the whistleblower provision of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") claiming that he was fired for engaging in protected activity under this Act. Following an investigation of the matter by a duly authorized investigator, OSHA issued its Findings and Preliminary Order (the "Findings"). In the Findings, OSHA found that it was not reasonable to believe that the Company violated the whistleblower provision of the Sarbanes-Oxley Act. Additionally, OSHA determined that since none of the alleged adverse actions were linked to a reprisal for voicing concerns protected under the Sarbanes-Oxley Act, the case was to be dismissed. However, the former controller's legal counsel notified the Company insurer's counsel of his intention to refile his claim in federal court. On August 27, 2004, the Company's insurance carrier and its former controller agreed to an out-of-court settlement, the terms of which are confidential. The settlement is subject to the execution of a final mutual release by the parties, which has not been executed as of the date of this report. The costs of the settlement are covered by the Company's insurance carrier under its employment practices coverage.

As previously disclosed in the Company's filings with the SEC, the Southeast Regional Office of the SEC conducted a formal investigation concerning the Company. The SEC investigation focused on the propriety of the Company's past accounting. The Company produced documents to the SEC, and the SEC took sworn testimony from several individuals. On October 4, 2004, the SEC advised the Company that it terminated its investigation and that no enforcement has been recommended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.7 Non-Qualified Stock Option Agreement, dated as of May 17, 2004, between the Company and Mr. Shevach Saraf.

10.8 Non-Qualified Stock Option Agreement, dated as of May 17, 2004, between the Company and Mr. Shevach Saraf.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, therein duly authorized.




                                        SOLITRON DEVICES, INC.



Date:  October  14, 2004                /s/  Shevach Saraf
                                        ---------------------------------
                                        By:  Shevach Saraf
                                        Title:  Chairman, President,
                                        Chief Executive Officer and
                                        Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBIT
NUMBER        DESCRIPTION
------        -----------

10.7 Non-Qualified Stock Option Agreement, dated as of May 17, 2004, between the Company and Mr. Shevach Saraf.


10.8 Non-Qualified Stock Option Agreement, dated as of May 17, 2004, between the Company and Mr. Shevach Saraf.

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.