Form 10QSB
period 2004-11-30
SOLITRON DEVICES INC
filed 2005-01-11
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004

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


                                 (561) 848-4311
                 (Issuer's telephone number including area code)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 7, 2005: 2,080,524.

Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ---     ---


                             SOLITRON DEVICES, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                                   Page No.
------------------------------                                                                                   --------
Item            1.  Financial Statements (unaudited) :                                                             3-5

                    Consolidated Balance Sheets - November 30, 2004 and February 29, 2004                           3

                    Consolidated Statements of Operations - Three and Nine Months Ended                             4
                    November 30, 2004 and 2003

                    Consolidated Statements of  Cash Flows - Nine Months Ended                                      5
                    November 30, 2004 and 2003

                    Notes to Consolidated Financial Statements                                                     6-7

Item            2.  Management's Discussion and Analysis of Financial Condition and                                8-12
                    Results of Operations

Item            3.  Controls and Procedures                                                                         13

PART II - OTHER INFORMATION
---------------------------

Item            1.  Legal Proceedings                                                                               13


Item            6.  Exhibits                                                                                        13

Signatures                                                                                                          14


                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                               November 30, 2004             February 29, 2004
                                                                               -----------------             -----------------
                                                                                 (Unaudited)                     (Audited)
                                                                                 (In thousands, except for share amounts)

ASSETS
         CURRENT ASSETS
         Cash and cash equivalents                                                 $ 1,836                        $ 1,883
         Accounts receivable                                                         1,225                            988
         Inventories                                                                 2,444                          2,416
         Prepaid expenses and other current assets                                      77                            164
                                                                                   -------                        -------
               TOTAL CURRENT ASSETS                                                $ 5,582                        $ 5,451

         PROPERTY, PLANT AND EQUIPMENT, net                                            600                            562

         OTHER ASSETS                                                                   59                             52
                                                                                   -------                        -------
               TOTAL ASSETS                                                        $ 6,241                        $ 6,065
                                                                                   =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current portion of accrued environmental expenses                         $   985                        $   966
         Accounts payable, Post-petition                                               402                            409
         Accounts payable, Pre-petition, current portion                               819                            851
         Accrued expenses and other liabilities                                      1,186                          1,189
                                                                                   -------                        -------
               TOTAL CURRENT LIABILITIES                                             3,392                          3,415

        LONG-TERM LIABILITIES, net of current portion                                   13                             33
                                                                                   -------                        -------
                TOTAL LIABILITIES                                                    3,405                          3,448
                                                                                   -------                        -------


STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, authorized 500,000 shares, none issued         0                             0
         Common stock, $.01 par value, authorized 10,000,000 shares 2,080,492
             and 2,076,357 shares issued and outstanding at                             21                            21
             November 30, 2004 and February 29, 2004 respectively
         Additional paid-in capital                                                  2,620                         2,620
         Accumulated earnings/(deficit)                                                195                           (24)
                                                                                   -------                       -------
                 TOTAL STOCKHOLDERS' EQUITY                                          2,836                         2,617
                                                                                   -------                       -------

                  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 6,241                       $ 6,065
                                                                                   =======                       =======

                         The accompanying notes are an integral part of the financial statements.



                     SOLITRON DEVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended            Nine Months Ended
                                                      November 30,                 November 30,
                                               --------------------------    --------------------------
                                                  2004            2003           2004          2003
                                               -----------    -----------    -----------    -----------
                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                           (in thousands, except for share amounts and per share amounts)

NET SALES                                      $     1,909    $     1,859    $     5,796    $     5,868

Cost of Sales                                        1,580          1,513          4,700          4,715
                                               -----------    -----------    -----------    -----------

Gross Profit                                           329            346          1,096          1,153


Selling, general and administrative expenses           266            278            878            836
                                               -----------    -----------    -----------    -----------

Operating Income
                                                        63             68            218            317
                                               -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
   Other Income & (Expense), Net                         5              5              5            139
   Interest Expense                                     (1)            (5)            (4)           (16)
                                               -----------    -----------    -----------    -----------
Other Income (Expense), Net                              4              0              1            123
                                               -----------    -----------    -----------    -----------

Net Income                                     $        67    $        68    $       219    $       440
                                               ===========    ===========    ===========    ===========

NET INCOME PER SHARE:Basic                     $      0.03    $      0.03    $      0.11    $      0.21
                                               -----------    -----------    -----------    -----------
                    :Diluted                   $      0.03    $      0.03    $      0.11    $      0.21
                                               -----------    -----------    -----------    -----------

WEIGHTED AVERAGE
SHARES OUTSTANDING:Basic                         2,070,783      2,070,362      2,070,783      2,070,362
                                               ===========    ===========    ===========    ===========
                  :Diluted                       2,070,783      2,204,013      2,070,783      2,204,013
                                               ===========    ===========    ===========    ===========

                          The accompanying notes are an integral part of the financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED NOVEMBER 30,




                                                      2004            2003
                                                     -------        -------
                                                    (Unaudited)   (Unaudited)
                                                        (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   219        $   440
                                                     -------        -------
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and amortization                      139            141
      Cancellation of debt                                 0           (109)
      (Increase) Decrease in:
           Accounts receivable                          (236)           193
           Inventories                                   (29)           103
           Prepaid expenses
              and other current assets                    86             (7)
           Other assets                                   (7)             0
      Increase (Decrease)  in:
         Accounts payable                                 (7)          (174)
         Accounts payable - Pre-petition                 (32)           (41)
            Accrued expenses and other liabilities        (4)            48
                 Accrued environmental expenses           19             80
           Other long term liabilities                   (19)           (80)
                                                     -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                129            594
                                                     -------        -------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment        (177)          (158)
                                                     -------        -------
NET CASH USED IN INVESTING ACTIVITIES                   (177)          (158)
                                                     -------        -------


NET (DECREASE)  INCREASE IN CASH                         (48)           436
                                                     -------        -------

CASH AT BEGINNING OF PERIOD                          $ 1,884        $ 1,448
                                                     -------        -------

CASH AT END OF PERIOD                                $ 1,836        $ 1,884
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

3.    INVENTORIES:

As of November 30, 2004 net inventories consist of the following:

Raw Materials                      $ 1,417,000
Work-In-Process                      1,433,000
      Finished Goods                   177,000
                                   -----------
                 Gross Inventory     3,027,000
Reserve                               (583,000)
                                   -----------
                  Net Inventory    $ 2,444,000
                                   -----------

The raw materials inventory balance reflects purchases and material usage during the period. Cycle counts are performed in the raw materials stockrooms weekly and monthly cycle count adjustments are recorded. Work-in-process inventory is counted and adjusted semiannually. The finished goods inventory balance reflects shipments from and transfers to the finished goods stockrooms during the period. The inventory reserve balance is adjusted semiannually for work-in-process, monthly for finished goods and annually for raw materials in conjunction with physical inventory counts.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements. Also, management believes that accounting standards adopted during fiscal year 2004 are not applicable to the Company.

5.    INCOME TAXES:

At February 29, 2004, the Company had net operating loss carryforwards of approximately $15,487,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As of November 30, 2004, the Company has net income of approximately $219,000 which will be offset by the net operating loss carryforwards resulting in no income tax liability for the fiscal year.

6.    MATERIAL EVENTS:


As a result of Hurricanes Frances and Jeanne, the company was forced to stop operations for fifteen calendar days and operated at a reduced production output capacity for five additional business days. Additionally, the Company suffered damage to certain of its manufacturing equipment. Using overtime from its existing workforce, the Company was able to recover approximately $407,000 of $497,000 sales lost while the plant was not operational. The Company still has approximately $90,000 of shipments to recover and expects to do so in the upcoming two months. Equipment damaged as a result of the storms has been, or is in the process of being, repaired or replaced at a cost of approximately $70,000. It is uncertain what amount, if any, of insurance proceeds will be available to offset these costs.

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

Material Events:

As a result of Hurricanes Frances and Jeanne, the company was forced to stop operations for fifteen calendar days and operated at a reduced production output capacity for five additional business days. Additionally, the Company suffered damage to certain of its manufacturing equipment. Using overtime from its existing workforce, The Company was able to recover approximately $407,000 of $497,000 sales lost while the plant was not operational. The Company still has approximately $90,000 of shipments to recover and expects to do so in the upcoming two months. Equipment damaged as a result of the storms has been, or is in the process of being, repaired or replaced at a cost of approximately $70,000. It is uncertain what amount, if any, of insurance proceeds will be available to offset these costs.

Trends and Uncertainties:

During the twelve months ended November 30, 2004, the Company's book-to-bill ratio was approximately as follows: three months 1.07; six months 0.82; nine months 0.85; twelve months 0.97. The Company believes that the overall decline in the book-to-bill ratio, current quarter notwithstanding, may indicate a specific trend in the demand for the Company's products as a result of delays in contracts awarded by the Department of Defense for programs that the Company participates in and also as a result of changes in government military spending priorities. Also, a major contributing factor is the fact that a leading supplier of semiconductor die increased prices to a level 10 to 15 times above normal since the beginning of calendar year 2004. This price increase requires prime contractors to renegotiate their contracts with their customers, contributing to additional delays and possible reduction in quantity of products to be placed on order with the Company. Generally, the intake of orders over the last two years has varied greatly as a result of the fluctuations in the general economy and of variations in defense spending on programs the Company supports, which is expected to continue for the foreseeable future. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped should a slow down in the intake of orders continue. However, should order intake fall significantly below the level experienced in the last twelve months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended November 30, 2004 Compared to Three Months Ended November 30, 2003:

Net sales for the three months ended November 30, 2004 increased approximately 3% to $1,909,000 as compared to $1,859,000 for the three months ended November
30, 2003. This increase was primarily attributable to a higher level of shippable orders, as per the delivery schedules requested by the Company's customers, offset by the shutdown and reduced production output capacity caused by Hurricanes Frances and Jeanne. Approximately $90,000 of shipments were lost as a result of Hurricanes Frances and Jeanne (which the Company expects to recover in the upcoming two months).

Cost of sales for the three months ended November 30, 2004 increased to $1,580,000 from $1,513,000 for the comparable period in 2003. Expressed as a percentage of sales, cost of sales increased to 83% from 81% for the same periods. This increase as a percentage of sales was due mainly to increases in labor costs that were necessary to maintain the Company's shipping schedules which were negatively affected by Hurricanes Frances and Jeanne. Cost of sales was also higher due to expenses associated with repair and replacement of equipment damaged during the storms.

Gross profit for the three months ended November 30, 2004 decreased to $329,000 from $346,000 for the three months ended November 30, 2003. Accordingly, gross margins on the Company's sales decreased to 17% for the three months ended November 30, 2004 in comparison to 19% for the three months ended November 30, 2003. This change was due largely to increased labor and equipment repair costs.

For the three months ended November 30, 2004, the Company shipped 76,847 units as compared with 57,268 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders increased 3% for the three months ended November 30, 2004 as compared to an increase of 14% for the three months ended November 30, 2003. Changes in the backlog reflect changes in the intake of orders and in the delivery dates required by customers. The backlog of open orders was affected by shipments lost due to Hurricanes Frances and Jeanne and by a decrease in the level of bookings due to increases in material costs mentioned in the Trends and Uncertainties Section.

The Company has experienced a decrease in the level of bookings of approximately 18% for the quarter ended November 30, 2004 as compared to the same period for the previous year principally as a result of a lower demand for its products in this period. The decrease is also attributed to increases in material costs mentioned in the Trends and Uncertainties Section.

Selling, general, and administrative expenses decreased to $266,000 for the three months ended November 30, 2004 from $278,000 for the comparable period in 2003. During the three months ending November 30, 2004, selling, general, and administrative expenses as a percentage of sales decreased to 14% as compared to 15% during the three months ended November 30, 2003. This decrease was due primarily to a reduction in legal fees offset by higher wages.

Operating Income for the three months ended November 30, 2004 decreased to a profit of $63,000 from a profit of $68,000 for the three months ended November 30, 2003. This decrease is due largely to increased labor and equipment repair costs as a result of Hurricanes Frances and Jeanne.

The Company recorded a net other income of $4,000 for the three months ended November 30, 2004 versus a $0 net other income amount for the three months ended November 30, 2003. The variance was due primarily to a reduction in accrued interest on the Company's liability to its unsecured creditors.

Net income for the three months ended November 30, 2004 decreased to a profit of $67,000 from a profit of $68,000 for the same period in 2003. The decrease was a result of increased cost of sales offset by lower selling, general and administrative expenses and lower accrued interest expense.

Results of Operations-Nine Months Ended November 30, 2004 Compared to Nine Months Ended November 30, 2003:

Net sales for the nine months ended November 30, 2004 decreased approximately 1% to $5,796,000 as compared to $5,868,000 for the nine months ended November 30, 2003. This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements. Net sales were also negatively affected by the shutdown and reduced production output capacity caused by Hurricanes Frances and Jeanne.

Cost of sales for the nine months ended November 30, 2004 decreased to $4,700,000 from $4,715,000 for the comparable period in 2003. Expressed as a percentage of sales, cost of sales increased to 81% from 80% for the same periods in 2003. This change was due mainly to increased labor costs that that were necessary to maintain the Company's shipping schedules which were negatively affected by Hurricanes Frances and Jeanne. Cost of sales as a percentage of sales was affected by expenses associated with repair and replacement of equipment damaged during the storms.

Gross profit for the nine months ended November 30, 2004 decreased to $1,096,000 from $1,153,000 for the nine months ended November 30, 2003. Accordingly, gross margins on the Company's sales decreased to 19% for the nine months ended November 30, 2004 in comparison to 20% for the nine months ended November 30, 2003. This change was due primarily to increased labor and equipment repair costs.

For the nine months ended November 30, 2004, the Company shipped 233,540 units as compared with 289,121 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased 4% for the nine months ended November 30, 2004 as compared to a decrease of 5% for the nine months ended November 30, 2003. Changes in the backlog reflect changes in the intake of orders. The backlog was also affected by a decrease in the level of bookings caused by increased material costs mentioned in the Trends and Uncertainties Section.

The Company has experienced a decrease in the level of bookings of approximately 18% for the nine months ended November 30, 2004 as compared to the same period for the previous year principally as a result of a lower demand for its products in this period. The decrease is also attributed to increases in material costs mentioned in the Trends and Uncertainties Section.

Selling, general, and administrative expenses increased to $878,000 for the nine months ended November 30, 2004 from $836,000 for the comparable period in 2003. During the nine months ended November 30, 2004, selling, general, and administrative expenses as a percentage of sales increased to 15% as compared with 14% for the nine months ended November 30, 2003. This increase as a percentage of sales is due to higher wages and to higher legal fees.

Operating Income for the nine months ended November 30, 2004 decreased to a profit of $218,000 from a profit of $317,000 for the nine months ended November 30, 2003. This decrease is primarily due to higher selling, general, and administrative expenses and to higher labor and equipment repair costs as a result of Hurricanes Frances and Jeanne.

The Company recorded a net other income of $1,000 for the nine months ended November 30, 2004 versus a net other income of $123,000 for the nine months ended November 30, 2003. The variance was due primarily to other income resulting from the settlement of a debt obligation to an unsecured creditor which was recorded in the quarter ended August 31, 2003.

Net income for the nine months ended November 30, 2004 decreased to a profit of $219,000 from a profit of $440,000 for the same period in 2003. This decrease is mainly due to increased selling general and administrative expenses, higher labor and equipment repair costs and other income resulting from the settlement of a debt obligation to an unsecured creditor which was recorded in the quarter ended August 31, 2003.

Liquidity and Capital Resources

The Company's sole source of liquidity is cash generated by ongoing operations. The Company's liquidity is expected to be adversely affected in the short term due to the anticipated lower level of revenue in the foreseeable future. The Company's liquidity is not expected to improve until the Company's revenues increase to a level above its breakeven point.

Furthermore, the Company's liquidity continues to be adversely affected by significant recurring payments associated with the Company's 1993 bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB filed for the period ended February 29, 2004.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of November 30, 2004, the Company has paid approximately $483,000 to its unsecured creditors. The Company's remaining obligation is approximately $1,842,000 to holders of allowed unsecured claims in quarterly installments.

The Company reported a net income of $219,000 and an operating income of $218,000 for the nine months ended November 30, 2004. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At November 30, 2004, February 29, 2004 and November 30, 2003 respectively, the Company had cash of $1,836,000, $1,883,000 and $1,884,000. The decrease during the last nine months was primarily attributable to lower revenues. A decrease in prepaid expenses contributed $89,000 to the last nine months' positive cash flow generated by ongoing operations.

At November 30, 2004, the Company had working capital of $2,190,000 as compared with a working capital at November 30, 2003 of $2,527,000. At February 29, 2004, the Company had a working capital of $2,036,000. The approximately $154,000 increase for the nine months ended November 30, 2004 was due mainly to an increase in accounts receivable. The approximately $337,000 decrease for the twelve months ended November 30, 2004 was due to an increase in the current portion of our liability to our unsecured creditors and a decrease in net inventory value.

Off-Balance Sheet Arrangements:

The Company is not involved in any off-balance sheet arrangements.

Forward-Looking Statements:

Information in this Form 10-QSB, including any information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements.

Statements regarding:

o     sources and availability of liquidity;

o the Company's ability to recover sales lost as a result of Hurricanes Frances and Jeanne;

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

o a potential loss of customers as a result of delayed shipments due to the impact of Hurricanes Frances and Jeanne;

o     unexpected rapid technological change;

o a misinterpretation of the Company's capital needs and sources and availability of liquidity;

o any increased financial impact to the Company as a result of Hurricanes Frances and Jeanne;

o the Company's inability to receive an adequate amount, or any amount, of insurance proceeds to cover the Company's losses and/or costs resulting from Hurricanes Frances and Jeanne;

o a change in government regulations which hinders the Company's ability to perform government contracts;

o     a shift in or misinterpretation of industry trends;

o     any impairment or delay in the development of any or all of its products;

o     inability to sustain or grow bookings and sales;

o inability to capitalize on competitive strengths or a misinterpretation of those strengths;

o     the emergence of improved, patented technology by competitors;

o a misinterpretation of the nature of the competition, of the Company's competitive strengths or of its reputation in the industry;

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

o     changes  in  law  or  industry  regulation;  and

o     unexpected growth or stagnation of the business.

Item 3.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of November 30, 2004, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting during the quarter ended November 30, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

(a)      Exhibits

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SOLITRON DEVICES, INC.



Date:  January 11, 2005                             /s/ Shevach Saraf
                                                    --------------------------
                                                    Title:  Chairman, President,
                                                    Chief Executive Officer and
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