Form 10KSB
period 2005-02-28
SOLITRON DEVICES INC
filed 2005-06-16
CIK 91668

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended February 28, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-4978

                             SOLITRON DEVICES, INC.

                 (Name of Small Business Issuer in Its Charter)

            Delaware                                         22-1684144
(State or Other Jurisdiction of                            (IRS Employer
 Incorporation or Organization)                       Identification Number)

         3301 Electronics Way, West Palm Beach, Florida             33407
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)              (Zip Code)

         Issuer's telephone number, including area code: (561) 848-4311

Securities registered under Section 12(b) of the Exchange Act:

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

                                                   Yes [X]       No [_]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $8,055,371.

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of June 13, 2005, was approximately $1,349,434.

The number of shares outstanding of each of the issuer's classes of common stock, as of June 13, 2005: 2,076,053 shares of common stock, par value $.01 per share.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:

                                                   Yes [_]       No [X]

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor ("MOS") power transistors, power and control hybrids, junction and power MOS field effect transistors ("Power MOSFETS"), field effect transistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army/Navy ("JAN") transistors, diodes and Standard Military Drawings ("SMD") voltage regulators, are sold as standard or catalog items.

The Company was incorporated under the laws of the State of New York in 1959, and reincorporated under the laws of the State of Delaware in August 1987.

PRODUCTS

The  Company  designs,   manufactures  and  assembles   bipolar  and  MOS  power
transistors, power and control hybrids, junction and Power MOSFETs, field effect transistors and other related products.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 2005 and for the fiscal year ended February 29, 2004 and (ii) contributions to the Company's total order backlog at February 28, 2005 and February 29, 2004.

                                   % of Total Sales       % of Total Sales           % Backlog           % Backlog
                                for Fiscal Year Ended   for Fiscal Year Ended           at                  at
                                       February               February               February            February
Product                                28, 2005               29, 2004               28, 2005            29, 2004
-------                                --------               --------               --------            --------
Power Transistors                         17%                    18%                    16%                 14%
Hybrids                                   60%                    59%                    54%                 66%
Field Effect Transistors                   5%                     5%                     6%                  3%
Power MOSFETS                             18%                    18%                    24%                 17%
-------                                --------               --------               --------            --------
                                         100%                   100%                   100%                100%

The Company's backlog at February 28, 2005 and revenue for the year ended February 28, 2005 reflect demand for the Company's products at such date and for such period. For more information, see "Backlog". The variation in the proportionate share of each product line for each period reflects changes in demand, changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company's semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company's active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete. Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company's products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements. For the fiscal year ended February 28, 2005 approximately 90% of the Company's sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 93% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company's semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, and spacecraft. The Company's products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter (on Galileo) and, most recently, to Mars (on Global Surveyor and Mars Sojourner). Approximately 94% of the Company's sales have historically been attributable to contracts with customers whose products are sold to the United States government. The remaining 6% of sales are for non-military, scientific and industrial applications.

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

The Company has been certified and qualified since 1968 under MIL-PRF-19500 (and its predecessor) standards promulgated by the Defense Supply Center Columbus ("DSCC"). These standards specify the uniformity and quality of bipolar transistors and diodes purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for bipolar semiconductors for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-19500 requirements is important since it is a prerequisite for a manufacturer to be selected to supply bipolar semiconductors for defense-related purposes.
MIL-PRF-19500 establishes specific criteria for manufacturing construction techniques and materials used for bipolar semiconductors and assures that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test sample product in conformity with its certified Product Quality Assurance Program Plan. Continuing to maintain MIL-PRF-19500 qualification is expected to improve the Company's business posture by increasing product marketability.

Hybrids:

Hybrids are compact electronic circuits that contain a selection of passive and active components mounted on printed substrates and encapsulated in appropriate packages. The Company manufactures thick film hybrids, which generally contain discrete semiconductor chips, integrated circuits, chip capacitors and thick film or thin film resistors. Most of the hybrids are of the high-power type and are custom manufactured for military and aerospace systems. Some of the Company's hybrids include high power voltage regulators, power amplifiers, power drivers, boosters and controllers. The Company manufactures both standard and custom hybrids.

The Company has been certified (since 1990) and qualified (since 1995) under MIL-PRF-38534 Class H (and its predecessor) standards promulgated by the DSCC. These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification under MIL-PRF-38534 Class H requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-PRF-38534 Class H establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assure that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. Maintaining MIL-PRF-38534 Class H qualification is expected to improve the Company's business posture by increasing product marketability.

Voltage Regulators:

The Company also qualified a line of voltage regulators in accordance with Class M of MIL-PRF-38535 Class M, which allows it to sell these products in accordance with SMD specifications published by DSCC. The Company also makes standard and custom voltage regulators.

Field Effect Transistors:

Field effect transistors are surface-controlled devices where conduction of electrical current is controlled by the electrical potential applied to a capacitively coupled control element. The Company manufactures about 30 different types of junction and MOS field effect transistor chips. They are used to produce over 350 different field effect transistor types. Most of the Company's field effect transistors conform to standard Joint Electronic Device Engineering Council designated transistors, commonly referred to as standard 2N number types. The Company is currently expanding its product offering. The Company manufactures both standard and custom field effect transistors.

MANUFACTURING

The Company's engineers design its transistors, diodes, field effect transistors and hybrids, as well as other customized products, based upon requirements established by customers, with the cooperation of the product and marketing personnel. The design of standard or catalog products is based on specific industry standards.

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

ISO 9001:2000

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification. The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. During the Fiscal Year ended February 28, 2005 the Company underwent two additional surveillance audits that resulted in recertification. During the August, 2004 surveillance audit, the Company was qualified as meeting the new ISO 9001:2000 standard. Management believes that such qualification will continue to open the Company to additional business opportunities that were not available prior to such qualification.

FINANCIAL INFORMATION ABOUT EXPORT SALES AND MAJOR CUSTOMERS

Specific financial information with respect to the Company's export sales is provided in Note 11 to the Consolidated Financial Statements contained in Item 7 of this Annual Report.

MARKETING AND CUSTOMERS

The Company's products are sold throughout the United States and abroad primarily through a network of manufacturers' representatives and distributors. The Company is represented (i) in the United States by three representative organizations that operate out of 6 different locations with 6 salespeople and 2 stocking distributor organizations that operate out of 39 locations with 270 salespeople and (ii) in the international market by 2 representative organizations in 2 countries with 4 sales people. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 28, 2005, the Company sold products to approximately 172 customers. Of these 172 customers, 61 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 28, 2005, Raytheon accounted for approximately 46% of net sales, as compared to the 41% it accounted for during the fiscal year ended February 29, 2004. The U.S. Government, accounted for approximately 8% of total net sales, as compared to approximately 11% for the fiscal year ended February 29, 2004. Other than Raytheon the Company had no customers which accounted for more than 10% of net sales during the last fiscal year. Fifteen of the Company's customers accounted for approximately 87% of the Company's sales during the fiscal year ended February 28, 2005. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. The
Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business, financial condition and results of operations of the Company.

During the fiscal year ended February 28, 2005 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company's sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities. As a result of such Congressional appropriations and significant changes in military spending in recent years, the Company had a 19% decrease in net bookings during the fiscal year ended February 28, 2005 as compared to the previous year. All of the Company's contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

In recognition of the changes in global geopolitical affairs and in United States military spending, the Company is attempting to increase sales of its products for non-military, scientific and industrial niche markets, such as medical electronics, machine tool controls, satellites, telecommunications networks and other market segments in which purchasing decisions are generally based primarily on product quality, long-term reliability and performance, rather than on product price.

Although average sales prices are typically higher for products with military and space applications than for products with non-military, scientific and industrial applications, the Company hopes to minimize this differential by focusing on these quality-sensitive niche markets where price sensitivity is very low. There can be no assurance; however, that the Company will be successful in increasing its sales to these market segments, which increase in sales could be critical to the future success of the Company. To date, the Company has made only limited inroads in penetrating such markets.

In addition to these newer sales efforts, the Company is also attempting to offer additional products to the military and aerospace markets that are complementary to those currently sold by the Company to the military markets, but as of yet has not made significant inroads in this endeavor.

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 7% of the Company's net sales for the fiscal year ended February 28, 2005 as compared to 9% for the year ended February 29, 2004. All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG

The Company's order backlog, which consists of semiconductor and hybrid related open orders, more than 87% of which are scheduled for delivery within 12 months, was approximately $4,771,000 at February 28, 2005, as compared to $5,963,000 as of February 29, 2004. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2006. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bookings and Backlog."

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any succeeding period. See "Management's Discussions and Analysis of Financial Conditions - Result of Operations" for a discussion of the increase in bookings for the year ended February 28, 2005 as compared to the previous year.

PATENTS AND LICENSES

The Company owned approximately 33 patents (all of which have now expired or have been allowed to lapse) relating to the design and manufacture of its products. The terminations of these patents have not had a material adverse effect on the Company. The Company believes that engineering standards, manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products than the old patents that it had.

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability, performance and service. Management believes, however, that to the extent the Company's business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, the decline in military orders and the shift in the requirement of the Defense Department whereby the use of Commercial Off The Shelf (COTS) components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to greater price erosion and foreign competition. Presently the Company is attempting to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company's capabilities can offer a technological advantage to customers in the motor driver, and power supplies industries. However, there is no guarantee that the Company will be successful in this effort.

The Company has numerous competitors across all of its product lines. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company's products. A few such major competitors (e.g., IXYS, Motorola, Intersil, Fairchild, among others) have elected to withdraw from the military market altogether. However, there is no assurance that the Company's business will increase as a result of such withdrawals. Other competitors in the military market include International Rectifier (the Omnirel Division), Microsemi (the NES Division), MS Kennedy, Natel and Sensitron. The Company competes principally on the basis of product quality, turn-around time, customer service and price. The Company believes that competition for sales of products that will ultimately be sold to the United States government has intensified and will continue to intensify as United States defense spending on high reliability components continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase COTS standard products in lieu of products made in accordance with more stringent military specifications.

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

EMPLOYEES

At February 28, 2005, the Company had 91 employees (as compared to 90 at February 29, 2004), 65 of whom are engaged in production activities, 4 in sales and marketing, 6 in executive and administrative capacities and 16 in technical and support activities. Of the 91 employees, 86 were full time employees and 5 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be satisfactory.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for all of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company are:
Egide USA Inc., Platronics Seals, Kyocera America, Coining, Kilburn Isotronics, IXYS, Purecoat International, Stellar Industries, and others. Because of a diminishing number of sources of component packages the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold. Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer's needs, leading to lost revenues.

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

ENVIRONMENTAL LIABILITIES

The Company is currently engaged in negotiations with the United States Environmental Protection Agency ("USEPA") to resolve the Company's alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida; Florida Petroleum Reprocessors Superfund Site, Fort Lauderdale, Florida; City Industries Superfund Site, Orlando, Florida; Forty-Third Street Bay Drum Superfund Site, Tampa, Florida; Casmalia Resources Superfund Site, Santa Barbara, California; and Solitron Devices Superfund Site, Riviera Beach, Florida. At a meeting with USEPA on March 23, 2001, USEPA contended that the Company's alleged share of liability at four (4) of the sites totals approximately $7.65 million, which USEPA broke down on a site by site basis as follows: Solitron Microwave, Port Salerno - $3.8 million; Florida Petroleum Reprocessors - $150,000; Casmalia Resources - $2.7 million; and Solitron Devices, Riviera Beach - $1 million.

In addition to the claims asserted by USEPA against the Company at the Casmalia Resources Superfund Site, claims have been asserted against the Company by a group of alleged responsible parties formed at the site for all past and future cleanup expenses incurred or to be incurred by the respective group. During the negotiations with USEPA to resolve the Company's alleged liability at all sites, the Company was advised by USEPA that a settlement with USEPA would most likely resolve the claims of the group of alleged responsible parties formed at the Casmalia Resources Superfund Sites. Preliminary communications with attorneys representing the group support USEPA's representations in this regard.

The Company contends that the claims of USEPA and the Casmalia Resources private party group referenced above were discharged in bankruptcy pursuant to the Bankruptcy Court's Order Confirming Solitron's Fourth Amended Plan of Reorganization, entered in August 1993. Nevertheless, the Company is negotiating with USEPA to settle its outstanding liability at all sites based on an ability to pay ("ATP") determination.

Following a settlement conference on October 24, 2003, the Company received a final ATP Multi-Site Settlement Agreement from USEPA on January 23, 2004. The substantial provisions of the Agreement obligate the Company to pay to USEPA the sum of $74,000 over two years, in equal quarterly payments, plus interest. In addition, the Company is obligated to pay to USEPA the sum of $10,000 or 5% of Solitron's net after-tax income over the first $500,000, if any, whichever is greater, for years 3-7 following the effective date of the Agreement. The Company signed the Agreement and returned it to USEPA for execution on January 26, 2004. After receipt of the signed Agreement, USEPA notified the Company that additional edits to the Agreement may be necessary. The Company expects to complete negotiations with USEPA in calendar year 2005. Once the agreement becomes effective, it is anticipated that USEPA will recommend to the PRP group at the Casmalia Resources Superfund Site that the group release the Company from further liability at the site upon the Company's compliance with the Agreement.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980s, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order referenced above. The Company entered into a Tolling Agreement with the State of New York in August 2002, which provided for the tolling of applicable statutes of limitation through the earlier of July 23, 2003 or the date the State institutes a suit against Solitron, for any claims associated with the Clarkstown Landfill site. The Company entered into a Tolling Agreement with the State of New York in March 2005, which provides for the tolling of applicable statutes of limitation through the earlier of October 23, 2005, or the date the State institutes a suit against Solitron for any claims associated with the Clarkstown Landfill site.

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

Beginning on the date the Company's net after tax income exceeds $500,000, the Company is obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector Trading and Holding Corporation ("Vector"), a successor to certain assets and liabilities of the Company, and Vector's participants and successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 to Vector participants and their successors (the "Profit Participation"). As the Company earned $637,000 in the fiscal year ended February 28, 2001, net after the accrual of $15,000 for the Profit Participation, it distributed, during the fiscal year ended February 28, 2002 approximately $7,500 to its unsecured creditors and approximately $7,500 to Vector and its successors in interest as contemplated by the Plan. As net income for the fiscal years ended February 29, 2004 and February 28, 2005 did not exceed $500,000, there were no distributions related to those fiscal years.

Pursuant to the Plan, the monies to be utilized to fund environmental assessments and remediations are to be made available from the proceeds of the sale or lease of the Port Salerno and the Riviera Beach properties, to the extent that the Company is successful in its efforts to sell or lease such properties, as discussed in "Environmental Liabilities". The Plan also required that to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, the Company would escrow monthly amounts. As of February 28, 2005, the Company has deposited $90,000 in the required escrow accounts, including $19,000 that has been paid out in connection with the Riviera Beach Property. The Riviera Beach property was sold on October 12, 1999 by the Company. Under the terms of the sale, the USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Port Salerno (formally occupied by Solitron Microwave) property was sold on March 17, 2003. Under the terms of the sale, the USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds). The Company's financial statements reflect liabilities of $985,399 relating to the foregoing assessment and remediation obligations. This best estimate of cleanup costs by the Company's environmental consultants is based on the assumption that the Plan and Consent Final Judgment will be implemented. Given USEPA's assertion of jurisdiction over the properties, the Company cannot give any assurance that actual remediation costs will not exceed the estimate based on compliance with the Plan. Because of the uncertainties of how USEPA will proceed with cleanup of the properties and resolution of the Company's ability to pay application, total costs to the Company cannot be estimated now. For a more definitive description of environmental matters pertaining to the Riviera Beach and Port Salerno Properties, please refer to "Environmental Liabilities".

ITEM 2.           DESCRIPTION  OF PROPERTY

The Company's manufacturing operations and its corporate headquarters are located in one leased facility in West Palm Beach, Florida. The Company leases approximately 47,000 sq. ft. for its facility. The lease is for a term of ten years ending on December 31, 2011 and does not include an option to renew the lease under current terms. The Company believes that its facility in West Palm Beach, Florida will be suitable and adequate to meet its requirements currently and for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS

On March 24, 2003 the Company filed a complaint against its landlord, Technology Place, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The complaint alleges breach of contract on several grounds and demands specific performance by the Landlord. The case is expected to be heard in court in late summer or early fall of 2005.

See also Item 1, "Business - Environmental Liabilities".

The Company's former controller filed a claim with the Occupational Safety & Health Administration (OSHA) pursuant to OSHA's authority to enforce the whistleblower provision of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") claiming that he was fired for engaging in protected activity under this Act. Following an investigation of the matter by a duly authorized investigator, OSHA issued its Findings and Preliminary Order (the "Findings"). In the Findings, OSHA found that it was not reasonable to believe that the Company violated the whistleblower provision of the Sarbanes-Oxley Act. Additionally, OSHA determined that since none of the alleged adverse actions were linked to a reprisal for voicing concerns protected under the Sarbanes-Oxley Act, the case was to be dismissed. However, the former controller's legal counsel notified the Company insurer's counsel of his intention to refile his claim in federal court. On August 27, 2004, the Company's insurance carrier and its former controller agreed to an out-of-court settlement, the terms of which are confidential. The settlement was subject to the execution of a final mutual release by the parties, which has been executed as of the date of this report. The costs of the settlement was covered by the Company's insurance carrier under its employment practices coverage.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                  --------------------------------------------------------

Since March 1995, the Company's Common Stock has been traded on the Over The Counter Electronic Bulletin Board ("OTCBB"). The Company's Common Stock was traded on the New York Stock Exchange until October 13, 1993, at which time it began trading on the NASDAQ Small Cap Market where it was traded until March 1995.

The following table sets forth for the periods indicated, high and low bid information of the Common Stock as reported by the OTCBB. The prices set forth below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                    FISCAL YEAR ENDED                    FISCAL YEAR ENDED
                                    FEBRUARY 28, 2005                    FEBRUARY 29, 2004
                                    -----------------                    ------------------
                                    HIGH             LOW                 HIGH             LOW

First Quarter                       $1.0500          $0.6900             $0.5000          $0.3300
Second Quarter                      $0.7200          $0.3800             $0.8500          $0.4300
Third Quarter                       $0.8100          $0.5600             $1.1000          $0.5000
Fourth Quarter                      $0.8000          $0.5500             $1.7600          $0.4300

As of June 13, 2005, there were approximately 1,990 holders of record of the Company's Common Stock. On June 13, 2005, the last sale price of the Common Stock as reported on the OTCBB was $0.65 per share.

Certificates representing 69,560 "old shares" of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 28, 2005. Subsequent to such stock split, these certificates now represent 6,956 shares of Common Stock, which are included in the 2,076,053 shares outstanding as of February 28, 2005 indicated in the beginning of this filing. These "old shares" have not been included in the number of shares outstanding as set forth in the Company's filings with the commission since the date of such stock split through its Annual Report on Form 10-KSB for the period ended February 28, 2005.

The Company has 173,287 shares of treasury stock in certificate form in its possession. These shares of treasury stock are not included in the number of shares issued and outstanding for the fiscal years ended February 28, 2005 and February 29, 2004.

The Company has not paid any dividends since emerging from bankruptcy and the Company does not contemplate declaring dividends in the foreseeable future. Pursuant to the Company's ability to pay its settlement proposal with USEPA, the Company agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities is agreed upon and paid in full.

During the fiscal year ended February 28, 2005, the Company did not issue any shares of its Common Stock to employees.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                                                   (Dollars in Thousands
                                                                         Year Ended
                                                                February 28       February 29
                                                                    2005              2004
                                                                    ----              ----
Net Sales                                                         $ 8,055           $ 7,690
Cost of sales                                                       6,347             6,576
Gross profit                                                        1,708             1,114
Selling, general and administrative expenses                        1,272             1,117
Operating income (loss)                                               436                (3)
Interest expense on unsecured creditors claims                         (9)              (10)
Interest income                                                        21                18
Other, net                                                              0               159
Net income                                                        $   448           $   164


RESULTS OF OPERATIONS

2005 vs. 2004

Net sales for the fiscal year ended February 28, 2005 increased by approximately 5% to $8,055,000 versus $7,690,000 during the fiscal year ended February 29, 2004, reflecting a change in the demand for the Company's products due to increased defense spending and economic activity, and delivery requirements by its customers. The Company's sales would have been higher had it not been for the lost twelve working days due to the hurricanes that affected South Florida where the Company's manufacturing facility is located.

Bookings were lower than sales by approximately 15%; thus, the backlog decreased from $5,963,000 as of February 29, 2004 to $4,771,000 as of February 28, 2005.
The Company has experienced a decrease in the level of bookings of approximately 19% for the year ended February 28, 2005 as compared to the previous year mostly due to reduction in military spending on programs the Company supports.

During the year ended February 28, 2005, the Company shipped 385,604 units as compared with 373,454 units shipped during the year ended February 29, 2004. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

Cost of Sales for the fiscal year ended February 28, 2005 decreased to $6,347,000 from $6,576,000 for the fiscal year ended February 29, 2004. This decrease was primarily due to higher production yields and variations in product mix for the fiscal year ended February 28, 2005. This decrease was also partially due to a reduction in scrap of work in process, which amounted to $86,000 for the fiscal year ended February 28, 2005 as compared to $108,000 for the fiscal year ending February 29, 2004. Expressed as a percentage of sales, cost of sales decreased from approximately 86% for the fiscal year ended February 29, 2004 to approximately 79% for the fiscal year ended February 28, 2005.

During the year ended February 28, 2005 the Company's gross profits were $1,708,000 (21% margin) as compared to $1,114,000 (15% margin) for the year ended February 29, 2004. The gross profit increase was due principally to the approximately 7% decrease in cost of sales percentage resulting from higher production yields and variations in product mix.

During the year ended February 28, 2005, Selling, General and Administrative based expenses, as a percentage of sales, were approximately 16% as compared with 15% for the year ended February 29, 2004. Selling, General and Administrative expenses increased approximately 14% to $1,272,000 for the fiscal year ended February 28, 2005 from $1,117,000 for the fiscal year ended February 29, 2004. This increase results from approximately $92,000 of higher wages plus approximately $13,000 of increased professional fees.

Operating Income for the fiscal year ended February 28, 2005 was $436,000 as compared to an operating loss of $3,000 for the fiscal year ended February 29, 2004. This increase was primarily attributable to an increase in sales and a lower cost of sales percentage.

Interest Expense on unsecured creditors claims for the fiscal year ended February 28, 2005 decreased to $9,000 from $10,000 during the fiscal year ended February 29, 2004 primarily due to the lower present value of the outstanding obligation.

Interest Income for the fiscal year ended February 28, 2005 increased to $21,000 from $18,000 during the fiscal year ended February 29, 2004. This increase was attributable to higher interest rates received from the bank and to a higher cash balance.

Net Income for the fiscal year ended February 28, 2005 was $448,000 as compared to a Net Income of $164,000 for the fiscal year ended February 29, 2004. This increase is attributable to higher sales and a lower percentage cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. The Company anticipates that its capital expenditures will be approximately $200,000 for the next fiscal year.

During the first few fiscal years after its emergence from bankruptcy proceedings, the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on the Company's products, significant expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 28, 2005 and February 29, 2004, the Company recorded a net income of $448,000 and $164,000 respectively.

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

The Company has earned operating income of $436,000 for the fiscal year ended February 28, 2005. However, the Company has significant obligations arising from settlements in connection with its bankruptcy that require the Company to make substantial cash payments that cannot be supported by the current level of operations.

Based upon (i) management's best information as to current national defense priorities, future defense programs, as well as management's expectations as to future defense spending, (ii) the market trends signaling a continued slowdown and soft level of booking and a continued price erosion, and (iii) a continual lack of foreign competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months. However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to COTS by the defense industry), the Company might operate at a loss during part of the next fiscal year. Thus, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in continuous negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy creditors or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that if the volume and prices of product sales remain as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term decline significantly below the level experienced during the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth. The Company cannot assure you, however, that it will be able to generate sufficient liquidity to meet its operating needs now or in the future.

The Company is continuing to negotiate with the unsecured creditors and USEPA in an attempt to arrive at reduced payment schedules. To date, these parties have not expressed objection to the reduced level of payments. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, USEPA, or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

At February 28, 2005 and February 29, 2004 respectively, the Company had cash and cash equivalents of $2,403,000 and $1,883,000. The cash increase was due to net cash flow from operations.

At February 28, 2005, the Company had working capital of $2,416,000 as compared with a working capital at February 29, 2004 of $2,036,000. The increase was due to an increase in cash.

See "Environmental  Liabilities",  "Bankruptcy  Proceedings" and "Properties" in
Part I, Items 1 and 2, for more information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2005, the Company's net bookings were $6,846,000 in new orders as compared with $8,458,000 for the year ended February 29, 2004, reflecting a decrease of approximately 19%. The Company's backlog decreased to $4,771,000 at February 28, 2005 as compared with $5,963,000 as of February 29, 2004, reflecting a 20% decrease. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. Furthermore, the Company cannot assure you that such measures would be sufficient to enable the Company to continue its business operations.

See Part I, Item 1, "Business - Marketing and Customers".

FUTURE PLANS

To lessen the Company's current liquidity problems, the Company plans to (a) continue improving operating efficiencies, (b) further reduce overhead expenses,
(c) develop alternative lower cost packaging technologies, and, (d) develop products utilizing its current manufacturing technologies geared toward market segments it is currently unable to serve.

The Company also plans to continue its efforts in selling privately labeled commercial semiconductors and power modules and to develop appropriate strategic alliance arrangements. If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods and invest in capital (automatic assembly and test) equipment. The source of capital funding will be defined subsequent to such strategic partnership being formed. Such financing could come from equipment leasing.

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

Statements regarding:

o the Company's expectations regarding the effects of certification or qualification of the Company's products;
o    the  speed  of  technological  change  and  its  effects  on the  Company's business;
o trends in the industry, including trends concerning consolidation, customer concentration, changes in government military spending, changes in defense priorities, price erosion and competition;
o    sources and availability of liquidity;
o the Company's anticipated level of capital expenditures for the next fiscal year;
o the Company's ability to generate sufficient cash flow from operations to sustain operations;
o    strategic plans to improve the Company's performance in the future;
o the Company's ability to fill its customers' scheduled backlog by February 28, 2006;
o the Company's expectations regarding average selling prices for its products continuing to decline;
o the Company's competitive strengths, industry reputation and the nature of its competition;
o    the Company's ability to move into new markets or to develop new products;
o the Company's belief that its ability to produce highly reliable custom hybrids in a short period of time will give it a strategic advantage in attempting to penetrate high-end commercial markets and in selling military products complementary to those currently sold;
o the Company's belief that it will be able to improve its capability to respond quickly to customers' needs and to deliver products in a timely manner;
o the Company's ability to implement effectively cost-cutting or downsizing measures;
o the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;
o implementation of the Plan of Reorganization and the Company's ability to make payments required under the Plan of Reorganization or otherwise to generate sufficient cash from operations or otherwise;
o expectations of being released from certain environmental liabilities and the Company's ability to satisfy such liabilities;
o the suitability and adequacy of the Company's headquarters and manufacturing facilities;
o    the effects of inflation; and
o other statements contained in this report that address activities, events of developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements.
o The Company's expectations regarding the resolution of its complaints against its landlord.

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

o a change in government regulations which hinders the Company's ability to perform government contracts;
o a shift in or misinterpretation of industry trends; o unforeseen factors which impair or delay the development of any or all of its products;
o    inability to sustain or grow bookings and sales;
o inability to capitalize on competitive strengths or a misinterpretation of those strengths;
o    the emergence of improved, patented technology by competitors;
o a misinterpretation of the nature of the competition, the Company's competitive strengths or its reputation in the industry;
o inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
o    inability to generate sufficient cash to sustain operations;
o    failure of price or volume recovery;
o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
o    changes in military or defense appropriations;
o    inability to make or renegotiate payments under the Plan of Reorganization;
o    inability to move into new market segments based on unforeseen factors;
o    unexpected impediments affecting ability to fill backlog;
o    inability to be released from environmental liabilities;
o an increase in the expected cost of environmental compliance based on factors unknown at this time;
o    changes in law or industry regulation;
o    unexpected growth or stagnation of the business;
o unforeseen changes that render the Company's headquarters and manufacturing facilities unsuitable or inadequate to meet the Company's current needs; and
o unforeseen effects of inflation, other unforeseen activities, events and developments that may occur in the future.

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

In addition, as is common in the semiconductor industry, we have from time to time experienced difficulty in effecting transitions to new manufacturing processes. As a consequence, we may suffer delays in product deliveries or reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capability if revenues do not increase proportionately.

Our ability to repair and maintain the aging manufacturing equipment we own may adversely affect our ability to deliver products to our customers' requirements. We may be forced to expend significant funds in order to acquire replacement capital equipment that may not be readily available, thus resulting in manufacturing delays.

Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.

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

All of our contracts with the U.S. government and its prime contractors contain customary provisions permitting termination at any time at the convenience of the U.S. government or its prime contractors upon payment to us for costs incurred plus a reasonable profit. Certain contracts are also subject to price renegotiations in accordance with U.S. government sole source procurement provisions. None of our contracts have been terminated for cause or for the convenience of the U.S. government or its prime contractors, or had the prices renegotiated. Nevertheless, we cannot assure you that the foregoing government contracting risks will not materially and adversely affect our business, prospects, financial condition or results of operations. Furthermore, we cannot assure you that we would be able to procure new government contracts to offset any revenue losses incurred due to early termination or price renegotiation of existing government contracts.

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

The semiconductor industry is highly cyclical. Semiconductor industry-wide sales declined significantly in 2001, 2002 and 2004. Our markets may experience other, possibly more severe and prolonged, downturns in the future. We may also experience significant changes in our operating profit margins as a result of variations in sales, changes in product mix, price competition for orders and costs associated with the introduction of new products.

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

During fiscal year 2005, we continued certain cost-cutting measures originally begun three years ago, and we have a plan to implement further cost-saving measures if necessary. The impact of these cost-reduction efforts on our profitability may be influenced by:

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

In recognition of the changes in global geopolitical affairs and in United States military spending, we are attempting to increase sales of our products for non-military, scientific and industrial niche markets, such as medical electronics, machine tool controls, satellites, telecommunications networks and other market segments in which purchasing decisions are generally based primarily on product quality, long-term reliability and performance, rather than on product price. We are also attempting to offer additional products to the military markets that are complementary to those we currently sell to the military markets. We cannot assure you that these efforts will be successful and, if they are, that they will have the intended effects of increasing profitability. Furthermore, as we attempt to shift our focus to the sale of products having non-military, non-aerospace applications, we will be subject to greater price erosion and foreign competition.

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

During the fiscal year ended February 28, 2005, fifteen customers accounted for approximately 87% of our revenues. A loss of these customers, or reduced business from such customers whose business comes mainly from the US Defense Department, could have a significant adverse impact on our business and results of operations in future periods. Furthermore, due to industry consolidation, the loss of any one customer may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.

Some of our products contain components manufactured in-house from three-inch silicon wafers. The worldwide supply of three-inch silicon wafers is dwindling. We currently have enough wafers in inventory and on order to meet our manufacturing needs for three years. Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer's needs, leading to lost revenues.

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

ITEM 7.     FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Reports of Independent Registered Public Accounting Firms                  22-23

Consolidated Balance Sheet as of February 28, 2005                            24

Consolidated Statements of Operations for the years ended
    February 28, 2005 and February 29, 2004                                   25

Consolidated Statements of Stockholders' Equity for the years
    ended February 28, 2005 and February 29, 2004                             26

Consolidated Statements of Cash Flows for the years ended
February 28, 2005 and February 29, 2004                                       27

Notes to Consolidated Financial Statements                                 28-39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Solitron Devices, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and Subsidiaries as of February 28, 2005, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board Standards (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solitron Devices, Inc. and Subsidiaries as of February 28, 2005 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


                                                 /s/ Goldstein Lewin & Co.
                                                 Certified Public Accountants

Boca Raton, Florida
June 7, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Solitron Devices, Inc.
West Palm Beach, Florida

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Solitron Devices, Inc. (the Company) for the year ended February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board Standards (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended February 29, 2004, in conformity with United States generally accepted accounting principles.

Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
May 24, 2004

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 2005


                                                                                     (in thousands,
                                                                                    except for share
                                                                                           and
ASSETS                                                                              per share amounts)
   CURRENT ASSETS:

      Cash and cash equivalents                                                         $     2,403
      Accounts receivable, less allowance for doubtful accounts of $2                           981
      Inventories, net                                                                        2,397
      Prepaid expenses and other current assets                                                 127
                                                                                        -----------
         TOTAL CURRENT ASSETS                                                                 5,908


   PROPERTY, PLANT AND EQUIPMENT, net                                                           610

   OTHER ASSETS                                                                                  52
                                                                                        -----------
         TOTAL ASSETS                                                                   $     6,570
                                                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:

      Current portion of accrued environmental expenses                                 $       985
      Accounts payable-Post-petition                                                            355
      Accounts payable-Pre-petition, current portion                                            808
      Accrued expenses and other current liabilities                                          1,344
                                                                                        -----------
         TOTAL CURRENT LIABILITIES                                                            3,492


   LONG-TERM LIABILITIES, net of current portion                                                 13
                                                                                        -----------
         TOTAL LIABILITIES                                                                    3,505
                                                                                        -----------

   COMMITMENTS & CONTINGENCIES

   STOCKHOLDERS' EQUITY

      Preferred stock,  $.01 par value,  authorized  500,000 shares,  none issued                --
                                                                                        -----------
      Common stock, $.01 par value, authorized 10,000,000 shares, 2,076,053
        shares issued and outstanding, net of 173,287 shares of treasury stock                   21
      Additional paid-in capital                                                              2,620
      Retained Earnings                                                                         424
                                                                                        -----------
         TOTAL STOCKHOLDERS' EQUITY                                                           3,065
                                                                                        -----------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $     6,570
                                                                                        ===========

    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                                                                          2005             2004
                                                                                          ----             ----
                                                                                     (in thousands, except for share
                                                                                         and per share amounts)

    Net sales                                                                         $     8,055        $   7,690
    Cost of sales                                                                           6,347            6,576
                                                                                      -----------      -----------
    Gross profit                                                                            1,708            1,114

    Selling, general and administrative expenses                                            1,272            1,117
                                                                                      -----------      -----------
    Operating income (loss)                                                                   436               (3)
    Other income (expenses):
        Interest expense on unsecured creditors claim                                          (9)             (10)
        Interest income                                                                        21               18
        Other, net                                                                              0              159
                                                                                      -----------      -----------
    Net income                                                                        $       448      $       164
                                                                                      ===========      ===========

    INCOME PER SHARE OF COMMON STOCK:

    Basic
        Net Income per share                                                          $      0.22      $      0.08
                                                                                      -----------      -----------
    Diluted
        Net Income per share                                                          $      0.21      $      0.07
                                                                                      -----------      -----------

    Weighted Average shares outstanding-Basic                                           2,075,855        2,070,730
                                                                                      ===========      ===========

    Weighted Average shares outstanding-Diluted                                         2,168,727        2,263,191
                                                                                      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENING FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                                                                       Retained
                                                     Common Stock        Additional    Earnings
                                                 Number of                Paid-in    (Accumulated
                                                  Shares      Amount      Capital      Deficit)        Total
                                                  ------      ------      -------      --------        -----
                                                      (in thousands, except for number of shares)

   Balance, February 28, 2003                   2,070,821     $  21       $ 2,617      $ (188)       $  2,450

   Fractional shares paid Cash-in-Lieu               (464)

   New shares issued due to exercise
     of stock options                               6,000                       3                           3

   Net Income                                           -         -             -         164             164
                                                ---------     -----       -------      ------        --------

   Balance, February 29, 2004                   2,076,357        21         2,620         (24)          2,617

   Fractional shares paid Cash-in-Lieu               (304)

   Net Income                                           -         -             -         448             448
                                                ---------     -----       -------      ------        --------

   Balance, February 28, 2005                   2,076,053     $  21       $ 2,620      $  424        $  3,065
                                                =========     =====       =======      ======        ========



    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                                                     2005           2004
                                                                                     ----           ----
                                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                    $      448      $      164
                                                                                 ----------      ----------
      Adjustments to reconcile net income to net cash
         provided by operating activities:

      Depreciation and amortization                                                     193            185

      Changes in operating assets and liabilities:

         (Increase) decrease in: Accounts receivable                                      7              63
         Inventories                                                                     18             454
         Prepaid expenses and other current assets                                       36             (24)
         Increase (decrease) in:
         Accounts payable-post-petition                                                 (54)           (140)
         Accounts payable-pre-petition                                                  (43)             51
         Accrued expenses and Other liabilities                                         155              69
         Accrued environmental expenses                                                  19             120
         Other long-term liabilities                                                    (19)           (331)
                                                                                -----------      ----------
         Total adjustments                                                              312             447
                                                                                -----------      ----------

            NET CASH PROVIDED BY OPERATING ACTIVITIES                                   760             611
                                                                                -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES;
Purchases of property, plant and equipment                                             (240)           (179)
                                                                                -----------      ----------

            NET CASH (USED IN) INVESTING ACTIVITIES                                    (240)           (179)
                                                                                -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES;

Proceeds from conversion of stock options                                                 0               3
                                                                                -----------      ----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                                     0               3
                                                                                -----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               520             435

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                    1,883           1,448
                                                                                -----------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $     2,403      $    1,883
                                                                                ===========      ==========


    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Operations and Significant Accounting Policies

Nature of Operations and Activities

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established. The allowance amount was $2,000 as of February 28, 2005.

Shipping and Handling

Shipping and handling costs billed to customers are recorded in cost of sales as an offset to common carrier freight charges. Shipping costs incurred by the Company are recorded in cost of sales.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the "first-in, first-out" (FIFO) method. The Company has not changed its inventory costing method.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account. As of February 28, 2005, approximately $2,300,000 is subject to this risk. With respect to the trade receivables, most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within Management's expectations.

Revenue Recognition

Revenue is recognized upon shipment; however, the Company may receive payment of some contracts in advance. When received, these amounts are deferred and are recognized as revenue in the period in which the related products are shipped.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Operations and Significant Accounting Policies (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance.

Net Income Per Common Share

Net income per common share is presented in accordance with SFAS No. 128 "Earnings per Share." Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. Diluted earnings per common share for fiscal year ended February 29, 2004 was previously understated due to an incorrect calculation. The correct amount of diluted earnings per common share for the
fiscal  year  then  ended  is  reflected  in  the  Consolidated   Statements  of
Operations.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123 ". This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure requires that the Company continue to account for stock-based employee compensation under APB No. 25, "Accounting for Stock Issued Employees" with pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied in accordance with SFAS No. 148.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Operations and Significant Accounting Policies (continued)

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

                                                        2005        2004
                                                        ----        ----
Net income, as reported                                $ 448        $ 164
Less: total stock based employee
compensation expense, net of tax effects                 215           20
                                                       -----        -----
Pro-forma net income                                   $ 233        $ 144
                                                       =====        =====
Reported basic earnings per common share               $0.22        $0.08
                                                       =====        =====
Pro-forma basic earnings per common share              $0.11        $0.07
                                                       =====        =====
Reported diluted earnings per common share             $0.21        $0.07
                                                       =====        =====
Pro-forma diluted earnings per common share            $0.11        $0.06
                                                       =====        =====

The total stock-based employee compensation expense for the years ended February 28, 2005 and February 29, 2004, of 215,000 and $20,000, respectively, determined under the fair value based method for all awards, net of related tax effects, has been deducted from the pro forma net income.

The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

The weighted average estimated value of employee stock options granted during fiscal year 2005 was $0.96 ($0.44 in fiscal year 2004). The fair value of options granted in fiscal years 2005 and 2004 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              2005                  2004
                                              ----                  ----
          Dividend Yields                      0.0%                  0.0%
          Expected Volatility                103.8%                134.2%
          Risk-free Interest Rates             4.5%                  4.0%
          Expected Life (in years)            10.0                  10.0


Financial Statement  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and the differences could be material.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005 (December 15, 2005 for small business issuers). If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending February 28, 2005, net income would have been reduced by approximately $215,000. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating the effects of adopting these transition methods.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Liquidity and Petition in Bankruptcy

Liquidity

The Company has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments that cannot be supported by the current level of operations. However, the Company has projected that it will be able to generate sufficient funds to support its ongoing operations. The Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the United States Environmental Protection Agency ("USEPA"), and the Florida Department of Environmental Protection ("FDEP"), or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern. The Company continues to negotiate with its unsecured creditors, USEPA, and FDEP in an attempt to arrive at reduced payment schedules. The Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible uncertainties described above.

Petition in Bankruptcy

On January 24, 1992, the Company filed voluntary petitions in the Federal Bankruptcy code. The Company was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code.

On August 20, 1993 the Company's Plan of Reorganization, as amended and modified (the "Plan"), was confirmed by the Bankruptcy Court and the Company emerged from bankruptcy on August 30, 1993. On July 12, 1996 the Bankruptcy Court officially closed the case.

         (a) The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent of their pre-petition claims. At February 28, 2005 the Company is currently scheduled to pay approximately $1,831,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 28, 2005, the present value of this amount, $821,000, is accrued as a pre-petition liability with imputed interest recognized in the Statement of Operations.

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

         (c) Under the Plan, the Company is required to remediate its former non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida. The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. The Riviera Beach Property was sold on October 12, 1999 by the Company. Under the terms of the sale, USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Port Salerno (formerly occupied by Solitron Microwave) property was sold on March 17, 2003. Under the terms of the sale, USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds). Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the property, the Company will also, to the extent the proceeds from the sale or lease of

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Liquidity and Petition in Bankruptcy (continued)

these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995:
(i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 28, 2005, the Company has deposited $90,000 into the escrow accounts.

         (d) The Company has paid all of the allowed administrative claims and allowed wage claims since August 1993.

The Plan provided for the distribution of common stock of the Company such that, post-petition, the Company's common stock would be held as follows:

         Party-In-Interest                                    Common Stock
         ------------------                                   ------------
         Vector                                                      25%
         Unsecured Creditors                                         40%
         Company's President                                         10%
         Pre-Petition Stockholders                                   20%
         Reserved for future issuance under an
           employee stock incentive plan to be issued based
           upon the terms and conditions of the plan at the
           discretion of the Board of Directors                       5%
                                                                   -----
                                                                    100%

On October 4, 1994, the Company and Vector agreed that Vector's 25% stock ownership would be distributed among various parties. Vector participants were:
Vector principal (Howard White) who received 273,943 shares (subsequently sold to Inversiones Globales); AHI Drillings, Inc. who received 77,037 shares; Cointrol Credit Co. II who received 20,095 shares; Service Finance who received 77,037 shares; Trans Resources who received 77,037 shares; and Martin Associates who received 22,848 shares. Based solely on the Company's knowledge (and not from any filings which may have to be made with the SEC), and as the result of an out of court agreement made subsequent to a lawsuit filed against Vector by John Stayduhar, a previous Chairman/CEO of the Company, shares held by Inversiones Globales (174,000), by AHI Drillings, Inc. (77,037), by Service Finance (77,037), by Trans Resources (77,037), and by Martin Associates (22,737) were transferred to Mr. Stayduhar. This gives Mr. Stayduhar approximately 20.61% of the shares of the Company.

3. Earnings Per Share

The shares used in the computation of the Company's basic and diluted earnings per common share were as follows:



                                                           2005           2004
                                                           ----           ----
Weighted average common shares outstanding              2,075,855      2,070,730
Dilutive effect of employee stock options                  92,872        192,461
                                                        ---------      ---------
Weighted average common shares outstanding,
   assuming dilution                                    2,168,727      2,263,191
                                                        =========      =========

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For fiscal year 2005, approximately 245,000 of the Company's stock options (6,000 in fiscal year 2004) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive . These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

As of February 28, 2005, inventories consist of the following:

        Raw Materials                                 $ 1,315,000
        Work-In-Process                                 1,463,000
        Finished Goods                                    514,000
                                                      -----------
             Gross Inventory                            3,292,000
        Reserve                                          (895,000)
                                                      -----------
              Net Inventory                           $ 2,397,000
                                                      ===========

5.  Property, Plant and Equipment

As of February 28, 2005, property, plant, and equipment consist of the following:

                                                                     Estimated
                                                                     Useful Life
                                                                     -----------
         Leasehold Improvements                       $   777,000    6 years
         Machinery and Equipment                        1,275,000    5 years
                                                      -----------
                                                        2,052,000
         Less Accumulated Depreciation
            And Amortization                            1,442,000
                                                      -----------
                                                      $   610,000
                                                      ===========

Depreciation and amortization expense was $193,000 and $185,000 for 2005 and 2004, respectively and is included in Cost of Sales in the accompanying Statements of Operations.

6. Accrued Expenses

As of February 28, 2005 accrued expenses and other liabilities consist of the following:

         Payroll and related employee benefits        $   455,000
         Property taxes                                     6,000
         Other liabilities                                 71,000
         Imputed interest payable pre-petition            812,000
                                                      -----------
                                                      $ 1,344,000
                                                      ===========

7. Other Long-Term Liabilities

As of February 28, 2005, other long-term liabilities consist of the following pre-petition items:

         Accounts Payable-Pre-petition                $    13,000
                                                      ===========

Contractual or estimated  payment  requirements on other  long-term  liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

                  Year Ending
                  February 28

                  2006                                $    13,000
                                                      ===========

Imputed interest expense for fiscal years ended February 28, 2005 and February 29, 2004 amounted to $9,000 and $10,000 relating to accounts payable - pre-petition.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Income Taxes

At February 28, 2005, the Company has net operating loss carryforwards of approximately $15,614,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes are comprised of the following at February 28, 2005:

               Deferred tax assets:
               Loss carryforwards                           $  5,876,000
               Allowance for doubtful accounts                     1,000
               Inventory allowance                             3,854,000
               Section 263A capitalized costs                    511,000
               Other                                              34,000
                                                            ------------
               Total deferred tax assets                      10,276,000
               Valuation allowance                           (10,100,000)
                                                            ------------
               Net deferred tax assets                           176,000

               Deferred tax liabilities:
               Depreciation                                      176,000
                                                            ------------
               Total deferred tax liabilities                    176,000
                                                            ------------
               Total net deferred taxes                     $         --
                                                            ============


The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the year ending February 28, 2005.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for fiscal year ended February 28, 2005 is as follows:

                                                                 2005
                                                                 ----

               Income Tax Provision at U.S. Statutory Rate    $  152,000
               State Taxes, Net of Federal Benefit                16,000
               Utilization of Net Operating Loss
                 Carryforward                                   (168,000)
                                                              ----------

               Income Tax Provision                           $       --
                                                              ==========

9. Stock Options

On July 10, 2000, the Company adopted the 2000 Stock Option Plan that provided that stock options are valid for ten years and vest in twelve months unless otherwise stated in the option awards.

 On May 17, 2004 the Board of Directors awarded the Company's President options totaling 175,636 shares, which are fully vested. The exercise price of these options was fixed at $1.05 per share (the closing price on the Over-The-Counter Bulletin Board at the time of the grant).

On May 17, 2004 the Board of Directors granted Stock options to certain key employees. The options, which became vested on May 16, 2005, were for a total of 47,500 shares and the exercise price was fixed at $1.05 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 16, 2014. On May 19, 2003 the Board of Directors granted Stock options to certain key employees. The options, which became vested on May 20, 2004, were for a total number of 45,500 shares and the exercise price was fixed at $0.45 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 19, 2013. In December 2000 another grant equal to 10% of the outstanding shares (245,624) was made to the Company's President at the

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock Options (continued)

exercisable price of $0.40 per share. Fifty percent (50%) of the total number of shares is immediately exercisable and the other 50% vests in five equal installments over the following five years.

Because the determination of the fair value of all options is based on the assumptions described earlier in Note 1 and, because additional option grants are expected to be made each year, the pro-forma disclosures are not representative of pro-forma effects on reported net income or loss for future years.

Below is a summary of the Company's Stock Option Activity:

                                                                 Weighted
                                               Options            Average
                                             Outstanding      Exercise Price
                                             -----------      --------------
Balance, February 28, 2003                        522,760        $   0.332
              Granted                              45,500        $   0.450
              Expired or Cancelled               (176,636)       $   0.127
              Exercised                            (6,000)       $   0.424
                                            ---------------   -------------

Balance, February 29, 2004                        385,624        $   0.438
              Granted                             223,136        $   1.050
              Expired or Cancelled                 (6,500)       $   2.215
                                            -------------     -------------

Balance, February 28, 2005                        602,260        $   0.646
                                            =============     =============


During the year ended February 28, 2005 the Company awarded options for 223,136 shares at a price of $1.05. The weighted average fair value of options granted during the year ended February 28, 2005 was $0.96.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2005:

                                     Options Outstanding                           Exercisable Options
                                                                   Weighted                      Weighted
                                Number of         Remaining        Average                        Average
         Range of              Outstanding       Contractual       Exercise                      Exercise
     Exercise Prices             Options            Life            Price          Number          Price
     ---------------             -------            ----            -----          ------          -----
$ 0.156          $ 0.156            8,000         2 years          $ 0.156           8,000       $ 0.156
$ 0.200          $ 0.200           34,000         7 years          $ 0.200          34,000       $ 0.200
$ 0.400          $ 0.400          254,624         6 years          $ 0.400         229,162       $ 0.400
$ 0.450          $ 0.450           44,500         9 years          $ 0.450          44,500       $ 0.450
$ 0.625          $ 0.625           16,500         4 years          $ 0.625          16,500       $ 0.625
$ 0.670          $ 0.670           21,500         5 years          $ 0.670          21,500       $ 0.670
$ 1.050          $ 1.050          223,136         10 years         $ 1.050         175,636       $ 1.050
                                  -------                                          -------
                                  602,260                          $ 0.646         529,298       $ 0.621
                                  =======                          =======         =======       =======

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Employee Benefit Plans

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2005 and February 29, 2004.

11. Export Sales and Major Customers

Revenues from domestic and export sales to unaffiliated customers are as follows:

                                                  Year Ended        Year Ended
                                                 February 28,       February 29,
                                                     2005               2004
                                                     ----               ----
Export sales:

Europe                                           $   298,000         $   412,000
Canada and Latin America                             215,000             125,000
Far East and Middle East                              60,000             119,000
United States                                      7,482,000           7,034,000
                                                 -----------         -----------
                                                 $ 8,055,000         $ 7,690,000
                                                 ===========         ===========

Sales to the Company's top two customers accounted for 54% of net sales for the year ended February 28, 2005 as compared with 52% of the Company's net sales for the year ended February 29, 2004. Sales to Raytheon Company accounted for approximately 46% of net sales for the year ended February 28, 2005 and 41% for the year ended February 29, 2004. During the fiscal year ended February 28, 2005, the US Government represented approximately 8% of net sales as compared to 11% for the fiscal year ended February 29, 2004.

12. Major Suppliers

Purchases from the Company's two top suppliers accounted for 31% of total purchases of production materials for the year ended February 28, 2005 compared with 20% of the Company's total purchases of production materials for the year ended February 29, 2004.

13. Commitments and Contingencies

Employment Agreement

In December 2000, the Company entered into a five-year employment agreement with its President. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of the Company's pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, "pre -tax income" shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to employees. The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year. The President of the Company voluntarily took a 30% reduction in compensation at the time that salary reductions, ranging from 6% to 12%, went into effect for all of the employees of the Company during fiscal year 2002. As of June 2, 2003, 66% of the reduction in salary was restored. As of January 1, 2004, the President's salary was restored to 94% of the contracted value. As of January 30, 2005, the President's salary was restored to 100% of the contracted value.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

For the fiscal year ended February 28, 2005, the Company accrued a bonus in the amount of $34,921 for the Company's President. No bonus was accrued for the fiscal year ended February 29, 2004.

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

Environmental Compliance:

The Company is currently engaged in negotiations with the USEPA to resolve the Company's alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida; Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Disposal Superfund Site, Santa Barbara County, California; and Solitron Devices Site, Riviera Beach, Florida. USEPA contends that the Company is liable for a share of past and future costs incurred by USEPA in connection with the investigation and remediation of the sites. At a meeting with USEPA on March 23, 2001, USEPA contended that the Company's alleged share of liability at the four (4) sites totals approximately $7.65 million, which USEPA broke down on a site by site basis as follows:
Solitron Microwave, Port Salerno - $3.8 million; Petroleum Products - $150,000; Casmalia Disposal - $2.7 million; and Solitron Devices, Riviera Beach - $1 million.

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

Following a settlement conference on October 24, 2003, the Company received a final ATP Multi-Site Settlement Agreement from USEPA on January 23, 2004. The substantial provisions of the Agreement obligate the Company to pay to USEPA the sum of $74,000 over two years, in equal quarterly payments, plus interest. In addition, the Company is obligated to pay to USEPA the sum of $10,000 or 5% of Solitron's net after-tax income over the first $500,000, if any, whichever is greater, for years 3-7 following the effective date of the Agreement. The Company signed the Agreement and returned it to USEPA for execution on January 26, 2004. After receipt of the signed Agreement, USEPA notified the Company that additional edits to the Agreement may be necessary. The Company expects to complete negotiations with USEPA in 2005. Once the agreement becomes effective, it is anticipated that USEPA will recommend to the PRP group at the Casmalia Disposal Superfund Site that the group release the Company from further liability at the site upon the Company's compliance with the Agreement.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980s, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order referenced above. The Company entered into a Tolling Agreement with the State of New York in August 2003, which provides for the tolling of applicable statutes of limitation through the earlier of August 23, 2004 or the date the State institutes a suit against the Company, for any claims associated with the Clarkstown Landfill site. The Company entered into a Tolling Agreement with the State of New York in March 2005, which provides for the tolling of applicable statutes of limitation through the earlier of October 23, 2005, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill site. It is not known at this time whether the State of New York will pursue a claim against the Company in connection with the Clarkstown Landfill site.

Operating Leases

In 2001, the Company entered into a lease agreement for its production facility. The lease has a 10-year term, which expires in the year 2011 and has no option to renew under current terms. The lease is subject to escalations based on operating expenses. Future minimum lease payments for all non-cancelable operating leases are as follows:

         Fiscal Year Ending February 28/29                           Amount
         ---------------------------------                           ------
                       2006                                         414,000
                       2007                                         427,000
                       2008                                         439,000
                       2009                                         452,000
                       2010                                         466,000
                    Thereafter                                      892,000
                                                                 ----------
                       Total                                     $3,090,000
                                                                 ==========


Total rent expense was $419,000 for the year ended February 28, 2005 as compared with $408,000 for the year ended February 29, 2004. These figures include rental of storage space, which is made on a month-to-month basis.

Legal Proceedings

The Company's former controller filed a claim with the Occupational Safety & Health Administration (OSHA) pursuant to OSHA's authority to enforce the whistleblower provision of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") claiming that he was fired for engaging in protected activity under this Act. Following an investigation of the matter by a duly authorized investigator, OSHA issued its Findings and Preliminary Order (the "Findings"). In the Findings, OSHA found that it was not reasonable to believe that the Company violated the whistleblower provision of the Sarbanes-Oxley Act. Additionally, OSHA determined that since none of the alleged adverse actions were linked to a reprisal for voicing concerns protected under the Sarbanes-Oxley Act, the case was to be dismissed. However, the former controller's legal counsel notified the Company insurer's counsel of his intention to refile his claim in federal court. On August 27, 2004, the Company's insurance carrier and its former controller agreed to an out-of-court settlement, the terms of which are confidential. The settlement was subject to the execution of a final mutual release by the parties, which has been executed as of the date of this report. The costs of the settlement was covered by the Company's insurance carrier under its employment practices coverage.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

During the year ended February 28, 2005, the Southeast Regional Office of the Securities and Exchange Commission (the "SEC") conducted a formal investigation concerning the Company. The SEC investigation focused on the propriety of the Company's past accounting. The Company produced documents to the SEC, and the SEC took sworn testimony from several individuals. On October 4, 2004, the SEC advised the Company that it had terminated its investigation and that no enforcement action has been recommended.

..
14. Other Income

During the year ended February 29, 2004, the Company settled a $114,000 debt obligation to an unsecured creditor at a discount. The Company recognized $109,000 of other income as a result of the settlement. This $109,000 of other income is the major component of the $159,000 of other income reflected in the Consolidated Statements of Operations for the year ended February 29, 2004.

15.  Material Event

As a result of Hurricanes Frances and Jeanne, the Company was forced to stop operations for fifteen calendar days and operated at a reduced production output capacity for five additional business days. Additionally, the Company suffered damage to certain of its manufacturing equipment. Equipment damaged as a result of the storms has been repaired or replaced at a cost of approximately $64,000. In addition, the Company spent $40,000 for essential salaries and wages paid during the period of inactivity and reduced operations. The Company submitted a claim to its primary insurer for these hurricane losses and received a comprehensive settlement of approximately $77,000 encompassing losses covering both business interruption and equipment damages that was recognized as an offset to the expenses incurred.

16.  Subsequent Events

On May 16, 2005, the Board of Directors granted ten year stock options to certain key employees. The options, which will vest on May 15, 2006, were for a total of 47,000 shares and the exercise price was fixed at $0.75 per share (the closing price on the Over-The-Counter Bulletin Board at the time of the grant).

During May 2005 the Company settled approximately $372,000 of debt obligations to unsecured creditors at a discount. The Company will recognize the extinguishment of debt as other income in the first quarter of fiscal year 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of February 28, 2005, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                            PART  III

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The table below sets forth the name, age, and position of the directors and executive officers of the Company. The table below also sets forth the year in which each of such directors was first elected to the Board and the year in which the term of each of such directors expires. Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes, each of which consists of (as nearly as may be possible) one third of the directors. Directors are elected for three-year terms. Pursuant to the Plan of Reorganization, all shares of Common Stock issued to Vector and its participants and to the holders of allowed unsecured claims must be voted for all purposes (including the election of members of the Board of Directors) as directed by the Board of Directors. Pursuant to the Plan of Reorganization, Vector originally owned 25% and the holders of allowed unsecured claims own an aggregate of 40% of all shares of Common Stock issuable pursuant to the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted prior to the Effective Date). On October 4, 1994, the Company and Vector agreed its 25% of stock would be redistributed between six parties (see Note 2 of the Consolidated Financial Statements). Some of the Vector stock subsequently was transferred to John Stayduhar's Revocable Trust which is not subject to voting restrictions (see Note 2 of the Consolidated Financial Statements).

                                                                                     Year
                                                                                     First            Term As
                                                                                     Became           Director
Name                            Age          Position with Solitron                  Director         Expires(1)
----                            ---          ----------------------                  --------         ----------
Shevach Saraf                   62           Chairman of the Board,                  1992             Expired
                                             Chief Executive Officer,
                                             President, Chief Financial Officer
                                             and Treasurer

Dr. Jacob A. Davis              68           Director                                1996             Expired

Mr. Joseph Schlig               77           Director                                1996             Expired


1) The term of each Director has expired. Each Director shall continue in office until his successor is elected at the next annual meeting of stockholders.

Mr. Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992, Chairman of the Board since September 1993 and Chief Financial Officer since 2000. He has 43 years experience in operations and engineering management with electronics and electromechanical manufacturing companies.

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

Mr. Joseph Schlig was elected a Director of the Company on August 26, 1996. Since 1985, he has been Managing Director of Fairhaven Associates, a professional consulting firm supporting small and medium size businesses in strategic planning, financial, marketing and operations management and organizational development. From 1995 to 1997, Mr. Schlig also served as Chief Financial Officer of Industrial Technologies, Inc. For the prior five years, Mr. Schlig was a business consultant to private companies and to the State of Connecticut Department of Economic Development.

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

The Company has adopted a Code of Ethics for Senior Financial Officers, which includes the Company's principal executive officer, principal financial officer and principal accounting officer, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company's web site, www.solitrondevices.com on the Investor Relations page.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 28, 2005, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were in compliance.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 28, 2005 and 2003, and February 29, 2004. The Company has no other named executive officers.

                                                        Annual Compensation                  Long-Term Compensation
                                                        -------------------                  ----------------------

Name and                                                                Other Annual          Securities Underlying
Principal Position                  Year       Salary($)     Bonus($)   Compensation($)            Options (#)
------------------                  ----       ---------     --------   --------------             -----------
Shevach Saraf                       2005       211,987            -0-    26,102 (1)                 175,636
   Chairman of the Board,           2004       205,338            -0-    21,814 (2)                     -0-
   Chief Executive Officer,         2003       169,194         18,219    15,800 (1)                     -0-
   President, Chief Financial
   Officer and Treasurer

---------
(1) Life, Disability, & Medical Insurance premiums plus personal car expenses
(2) Life, Disability, & Medical Insurance premiums plus personal car expenses and legal fees

                        Option Grants in Last Fiscal Year
                               (Individual Grants)

                               Number of       Percent of
                               Securities     Total Options
                               Underlying      Granted To      Exercise or
                                Options       Employees In     Base Price     Expiration
Name                          Granted (#)      Fiscal Year    E  ($/Sh)          Date
----------------------------- -------------  ---------------- -------------  -------------
Shevach Saraf                    175,636           79%             $1.050     5/17/2014

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION VALUES TABLE

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 2005 held by the Company's Chief Executive Officer.

                                                            Number of Securities           Value of Unexercised In-
                                                        Underlying Unexercised Options   The-Money Options At
                             Shares                         at Fiscal Year-End (#)          Fiscal Year-End ($)
                            Acquired on     Value       ------------------------------  ---------------------------
Name                        Exercise (#)  Realized ($)   Exercisable     Unexercisable   Exercisable  Unexercisable
--------------------------------------- --------------  ------------- ----------------  ------------ --------------
Shevach Saraf                  -0-            -            404,698           25,562        $158,053     $17,638

Director Compensation

Each director who is not employed by the Company receives $1,500 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company.

Total fees paid to all directors for attendance at Board and committee meetings amounted to $9,000 for the fiscal year ended February 28, 2005.

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

The employment agreement stipulates that the contract is automatically extended for one-year periods unless a notice is given by either party one year prior to the yearly anniversary.

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

The President of the Company voluntarily took a 30% reduction in compensation at the time that salary reductions, ranging from 6% to 12%, went into effect for all of the employees of the Company. As of June 2, 2003, 66% of the reduction in salary was restored. As of January 1, 2004, the President's salary was restored to 94% of the contracted value. As of January 30, 2005, the President's salary was restored to 100% of the contracted value.

The President of the Company may also participate in the Company's 2000 Stock Option Plan, the Company's deferred Compensation Plan and the Company's Employee 401-K and Profit Sharing Plan (the "Profit Sharing Plan"). During the fiscal year ended February 28, 2005, no amounts were deferred by executive officers under the Company's deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 13, 2005 by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

                                        Number of Shares              Percentage of
           Name and Address          Beneficially Owned (1)      Outstanding Shares (1)
           ----------------          ----------------------      ----------------------
Shevach Saraf
3301 Electronics Way                       651,415(2)                      31.38%
West Palm Beach, FL 33407

Dr. Jacob Davis
370 Franklyn Avenue                         36,000(2)                       *
Indialantic, FL  32903

Joseph Schlig
129 Mayfield Drive                          36,000(2)                       *
Trumbull, CT  06611

All Executive Officers and
Directors as a Group (3 persons)           723,415(2)                      34.85%

John Stayduhar Revocable Trust             427,848                         20.61%
c/o Boyes & Farina
1001 Forum Place, Suite 900
West Palm Beach, FL   33401

Bruce Paul                                 181,500                          8.74%
Hampton Road
Purchase, NY  10577

*  Less than 2%

   (1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of
         Section 16 of such Act.

   (2) Includes shares that may be acquired upon exercise of options that are exercisable within sixty (60) days in the following amounts: Mr. Saraf
         - 404,698 shares; Mr. Schlig - 36,000 shares; Dr. Davis - 36,000 shares.

                      EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------------------------------------------------------------------------------------
                                            Number of securities      Weighted-average
                                              to be issued upon      exercise price of
                                                 exercise of            outstanding          Number of securities
                                            outstanding options,     options, warrants     remaining available for
                Plan Category                warrants and rights         and rights            future issuance
---------------------------------------------------------------------------------------------------------------------
                                                     (a)                     (b)                      (c)
---------------------------------------------------------------------------------------------------------------------
     Equity compensation plans approved                  0                     --                       --
     by security holders
---------------------------------------------------------------------------------------------------------------------
     Equity compensation plans not                 602,260                 $0.646                   97,740
     approved by security holders
---------------------------------------------------------------------------------------------------------------------
                  Total                            602,260                 $0.646                   97,740
---------------------------------------------------------------------------------------------------------------------



ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              None

ITEM 13.      EXHIBITS

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

23.1*    Consent of Independent Registered Public Accounting Firm

23.2*    Consent of Independent Registered Public Accounting Firm

31* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         * Filed herewith

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for the years ended February 29, 2004 and February 28, 2005, by its former accounting firm, Berkovits, Lago & Company LLP ("BL&C"), and by its current accounting firm, Goldstein Lewin & Co. ("GL&C") are as follows:

Audit Fees: The aggregate fees for professional services rendered by BL&C in connection with (i) the audit of our annual financial statements (Form 10-KSB), and (ii) reviews of our quarterly financial statements (Form 10-QSB) for the years ended February 29, 2004 and February 28, 2005, were approximately $49,000 and $54,000 respectively. The aggregate fees for professional services rendered by GL&C in connection with (i) the audit of our annual financial statements (Form 10-KSB), and (ii) reviews of our quarterly financial statements (Form 10-QSB) for the years ended February 29, 2004 and February 28, 2005, were approximately $0 and $6,000 respectively.

Audit Related Fees: The aggregate fees for professional services rendered by BL&C for audit-related services in connection with special procedures for the year ended February 29, 2004 and February 28, 2005, were approximately $26,000 and $9,000 respectively.

Tax Fees: The aggregate fees for professional services rendered by BL&C for tax compliance, tax advice and tax planning for the years ended February 29, 2004 and February 28, 2005 were approximately $3,000 and $8,000 respectively.

All Other Fees: There were no other fees paid for professional services that were not included in audit fees, audit-related fees and tax fees for the years ended February 29, 2004 and February 28, 2005.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services.

The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case by case basis, any audit or permitted non-audit service proposed to be performed previously by BL&C and currently by GL&C in advance of the performance of such service. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed previously by BL&C and currently by GL&C. In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services previously performed by BL&C and currently performed by GL&C is consistent with maintaining BL&C's and GL&C's status as our former and current independent auditors.

Consistent with these policies and procedures, the Audit Committee approved all of the services previously rendered by BL&C and currently rendered by GL&C during the year ended February 28, 2005, as described above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       SOLITRON DEVICES, INC.



                                       By:     s/Shevach Saraf
                                       ----------------------------------------
                                       Title:  Chairman of the Board, President,
                                               Chief Executive Officer,
                                               Treasurer and
                                               Chief Financial Officer

                                       Date:   June 16, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                               Date
---------                   -----                               ----

                                                                June 16, 2005
------------------------                                     -------------------
/s/Shevach Saraf            Chairman of the Board,
                            President, Chief
                            Executive Officer, Treasurer
                            and Chief Financial Officer.



                                                                June 16, 2005
------------------------                                     -------------------
/s/Jacob Davis              Director


                                                                June 16, 2005
------------------------                                     -------------------
/s/Joseph Schlig            Director

EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------


21*      List of Subsidiaries of the Company

23.1*    Consent of Independent Registered Public Accounting Firm

23.2*    Consent of Independent Registered Public Accounting Firm

31* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.