Form 10QSB
period 2005-05-31
SOLITRON DEVICES INC
filed 2005-07-20
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________
                        Commission file number 001-04978


                             Solitron Devices, Inc.
        (Exact name of small business issuer as specified in its charter)


              Delaware                                  22-1684144
          -----------------                             ----------
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

                                      N/A
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 11, 2005: 2,076,053

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                             SOLITRON DEVICES, INC.

                                      INDEX



PART 1 - FINANCIAL INFORMATION

                                                                            Page No.
Item      1.  Condensed Financial Statements (unaudited):

               Consolidated Balance Sheet                                      3
               As of May 31, 2005

               Consolidated Statements of Income                               4
               For the Three Months Ended May 31, 2005 and 2004

               Consolidated Statements of Cash Flows                           5
               For the Three Months Ended May 31, 2005 and 2004

               Notes to Consolidated Financial Statements                      6-10


Item      2.  Management's Discussion and Analysis of Financial Condition and  11-14
              Results of Operations


Item      3.  Controls and Procedures                                          14


PART II - OTHER INFORMATION


Item      1.  Legal Proceedings                                                15

Item      6.  Exhibits                                                         16

Signatures                                                                     17

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
        (Unaudited, in thousands except for share and per share amounts)

                                                                                         May 31, 2005
                                                                                         ------------
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                                         $      2,684
       Accounts receivable, less allowance for doubtful accounts of $2                            890
       Inventories, net                                                                         2,416
       Prepaid expenses and other current assets                                                  141
                                                                                         ------------
          TOTAL CURRENT ASSETS                                                                  6,131

    PROPERTY, PLANT AND EQUIPMENT, net                                                            590

    OTHER ASSETS                                                                                   52
                                                                                         ------------

          TOTAL ASSETS                                                                   $      6,773
                                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accrued environmental expenses                                                    $        985
       Accounts payable - Post-petition                                                           366
       Accounts payable - Pre-petition                                                          1,490
       Accrued expenses and other current liabilities                                             575
                                                                                         ------------
            TOTAL CURRENT LIABILITIES                                                           3,416
                                                                                         ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized 500,000 shares, none issued
                                                                                                  -0-
      Common stock, $.01 par value, authorized 10,000,000 shares,
      2,076,053 shares issued and outstanding, net of 173,287 shares of treasury stock             21
      Additional paid-in capital                                                                2,620
      Retained Earnings                                                                           716
                                                                                         ------------

             TOTAL STOCKHOLDERS' EQUITY                                                         3,357
                                                                                         ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $      6,773
                                                                                         ============


The accompanying notes are an integral part of the condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MAY 31,
        (Unaudited, in thousands except for share and per share amounts)



                                                   2005            2004

Net sales                                      $      2,103    $      1,934
Cost of sales                                         1,614           1,604
                                               ------------    ------------
Gross profit                                            489             330
Selling, general and administrative expenses            271             318
                                               ------------    ------------

Operating  income                                       218              12
                                               ------------    ------------

Other income (expense)
    Other income (expense)                               77              (5)
     Interest expense                                    (3)             (2)

                                               ------------    ------------
Net other income (expense)                               74              (7)
                                               ------------    ------------

Net income                                     $        292    $          5
                                               ============    ============


INCOME PER SHARE OF COMMON STOCK:
                   Basic                       $       0.14    $      0.002
                                               ------------    ------------
                   Diluted                     $       0.13    $      0.002
                                               ------------    ------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
                   Basic                          2,076,053       2,076,355
                                               ============    ============
                   Diluted                        2,187,561       2,201,840
                                               ============    ============




The accompanying notes are an integral part of the condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           THREE MONTHS ENDED MAY 31,
                            (Unaudited, in thousands)

                                                                                    2005          2004
                                                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net  income                                                                  $      292    $        5
         Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   46            42
         Changes in operating assets and liabilities:
             (Increase) Decrease in: Accounts receivable                                 91            92
             Inventories                                                                (19)          (25)
             Prepaid expenses and other current assets                                  (14)           (2)
             Increase (Decrease) in:
             Accounts payable - Post-petition                                            11            38
             Accounts payable - Pre-petition                                            682           (11)
             Accrued expenses and other current liabilities                            (769)           11
             Accrued environmental expenses                                              --            19
             Other long-term liabilities                                                (13)          (19)
                                                                                 ----------    ----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                 307           150
                                                                                 ----------    ----------

      CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                        (26)          (75)
                                                                                 ----------    ----------
                     NET CASH (USED IN) INVESTING ACTIVITIES                            (26)          (75)
                                                                                 ----------    ----------

      NET INCREASE IN CASH AND CASH EQUIVALENTS                                         281            75

      CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                            2,403         1,883
                                                                                 ----------    ----------

      CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                             $    2,684    $    1,958
                                                                                 ==========    ==========





The accompanying notes are an integral part of the condensed consolidated financial statements

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL AND SIGNIFICANT ACCOUNTING POLICIES:

GENERAL:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting primarily of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Solitron Devices, Inc. and Subsidiaries' (the "Company") Annual Report on Form 10-KSB for the year ended February 28, 2005.

The results of operations for the three-month period ended May 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2006.

SIGNIFICANT ACCOUNTING PRINICPLES:

Basis for Consolidation
The condensed consolidated financial statements include the accounts of the Company and subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Earnings Per Common Share
Earnings per common share is presented in accordance with SFAS No. 128 "Earnings per Share." Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. Diluted earnings per common share for the period ended May 31, 2004 was previously understated due to an incorrect calculation. The correct amount of diluted earnings per common share for the period then ended is reflected in the condensed consolidated statements of income.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Stock-Based Compensation
In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure requires that companies that continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") include pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied in accordance with SFAS No. 148.

The Company complies with SFAS No. 123. As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of APB No. 25 and does not recognize compensation expense for its stock-based incentive plan. Had compensation cost been determined based on the fair value on the grant dates consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.


                                                   Three months ended May 31,

                                                        2005         2004
                                                     ----------   ----------
Net income, as reported                              $      292   $        5
Less: total stock-based employee
compensation expense, net of tax effects                     47           12
                                                     ----------   ----------
Pro-forma net income/(loss)                          $      245   $       (7)
                                                     ==========   ==========
Reported basic earnings per common share             $     0.14   $    0.002
                                                     ==========   ==========
Pro-forma basic earnings/(loss) per common share     $     0.12   $   (0.003)
                                                     ==========   ==========
Reported diluted earnings per common share           $     0.13   $    0.002
                                                     ==========   ==========
Pro-forma diluted earnings/(loss) per common share   $     0.11   $   (0.003)
                                                     ==========   ==========

The total fair value of the options granted during the three months ended May 31, 2005 and May 31, 2004 was $33,000 and $215,000, respectively, determined under fair value based method for all awards.

The weighted average estimated value of employee stock options granted during the three months ended May 31, 2005 was $0.70 ($0.96 for the three months ended May 31, 2004). The fair value of options granted in the three months ended May 31, 2005 and 2004 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             Three months ended May 31,

                                              2005                  2004
                                              ----                  ----
          Dividend Yields                     0.0%                  0.0%
          Expected Volatility               109.8%                103.8%
          Risk-free Interest Rates            4.1%                  4.5%
          Expected Life (in years)           10.0                  10.0

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

The information contained in this Form 10-QSB should be read in conjunction with the "Business - Environmental Liabilities" section appearing in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005.

3. EARNINGS PER SHARE:

The shares used in the computation of the Company's basic and diluted earnings per common share were as follows:

                                                                             For the three months ended
                                                                                      May 31,
                                                                                  2005          2004
                                                                                  ----          ----
Weighted average common shares outstanding                                    2,076,053      2,076,355
Dilutive effect of employee stock options                                       111,508        125,485
                                                                                -------        -------
Weighted average common shares outstanding, assuming dilution                 2,187,561      2,201,840
                                                                              =========      =========

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three month period ended May 31, 2005, approximately 223,000 of the Company's stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive (229,000 for the three month period ended May 31, 2004). These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

4. INVENTORIES:

As of May 31, 2005 net inventories consist of the following:

         Raw Materials                              $   1,367,000
         Work-In-Process                                1,463,000
         Finished Goods                                   479,000
                                                    -------------
            Gross Inventories                           3,309,000
         Reserve                                         (893,000)
                                                    -------------
            Net Inventories                         $   2,416,000
                                                    =============

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. INCOME TAXES:

At May 31, 2005, the Company has net operating loss carryforwards of approximately $15,504,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for the period ended May 31, 2005 is as follows:

               Income Tax Provision at
               U.S. Statutory Rate                                $  99,000
               State Taxes, Net of Federal Benefit
                                                                     11,000
               Utilization of Net Operating Loss Carryforward      (110,000)
                                                                  ---------

               Income Tax Provision                               $       -
                                                                  =========

The change in the valuation allowance on deferred tax assets is due primarily to the utilization of the net operating loss for the period ended May 31, 2005.


6. STOCK-BASED COMPENSATION:

On May 16, 2005 the Board of Directors granted ten year stock options to certain key employees. The options, which will vest on May 15, 2006, were for a total number of 47,000 shares and the exercise price was fixed at $0.75 per share, which was the closing price of the Company's common stock on the Over-The-Counter Bulletin Board at the time of the grant. The options are exercisable through May 15, 2015.

7. OTHER INCOME:

During the fiscal quarter ended May 31, 2005, the Company settled approximately $341,000 of debt obligations to unsecured creditors at a discount. The Company has recognized approximately $69,000 of other income as a result of these settlements. This $69,000 of other income is a major component of the $77,000 of other income reflected in the condensed consolidated statements of income for the quarter ended May 31, 2005.


8. ACCRUED EXPENSES:

As of May 31, 2005 accrued expenses and other liabilities consist of the following:

         Payroll and related employee benefits                $ 506,000
         Property taxes                                          15,000
         Other liabilities                                       54,000
                                                              ---------
                                                              $ 575,000
                                                              =========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9. COMMITMENTS AND CONTINGENCIES:

As described in Item 3 to the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005, the Company is involved in certain legal proceedings. Except for a settlement reached with Technology Place, the Company's landlord, there have been no material developments in these legal proceedings since the filing of our Form 10-KSB. See Part II, Item 1 on page 16 of this on Form 10-QSB for further discussion of the settlement with the Company's landlord.

10. EXPORT SALES AND MAJOR CUSTOMERS:

Domestic and export sales to unaffiliated customers are as follows:

                                                 Three months ended May 31,

                                                  2005               2004
                                                  ----               ----
Export sales:
     Europe                                    $  159,000       $   16,000
     Canada and Latin America                     134,000           63,000
     Far East and Middle East                      38,000           18,000
United States                                   1,772,000        1,837,000
                                               ----------       ----------
                                               $2,103,000       $1,934,000
                                               ==========       ==========


Sales to the Company's top two customers accounted for 54% of net sales for the quarter ended May 31, 2005 as compared to 61% for the quarter ended May 31, 2004. Sales to Raytheon Company accounted for approximately 46% of net sales for the quarter ended May 31, 2005 and 51% for the quarter ended May 31, 2004. During the quarter ended May 31, 2005, the US Government represented approximately 8% of net sales as compared to 10% for the quarter ended May 31, 2004.


11. SUBSEQUENT EVENT:

In June 2005, the Company settled approximately $48,000 of debt obligations to unsecured creditors at a discount. The Company will recognize the extinguishment of debt as other income in the second quarter of fiscal year 2006.

In July 2005, the Company settled the lawsuit with Technology Place. See Part II, Item 1 on page 15 of this report for further discussion of the settlement.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.


Critical Accounting Policies:


The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements included elsewhere in this Form 10-QSB which are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment and intangible assets, revenue recognition and accounting for income taxes. A discussion of all of these critical accounting policies can be found in Note 1 of the Notes to the Consolidated Financial Statements in Item
7 of our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005.


Trends and Uncertainties:

During the three months ended May 31, 2005, the Company's book-to-bill ratio was approximately 1.08 as compared to 0.91 for the three months ended May 31, 2004, reflecting an increase in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company's products. Generally, the intake of orders over the last eighteen months has varied greatly as a result of the fluctuations in the general economy and of variations in defense spending on programs the Company supports, which is expected to continue over the next twelve months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped should a slow down in the intake of orders reoccur. However, should order intake fall significantly below the level experienced in the last twelve months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.


Results of Operations-Three Months Ended May 31, 2005 Compared to Three Months Ended May 31, 2004:

Net sales for the three months ended May 31, 2005 increased approximately 9% to $2,103,000 as compared to $1,934,000 for the three months ended May 31, 2004. This increase was primarily attributable to a higher level of scheduled orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2005 increased to $1,614,000 from $1,604,000 for the comparable period in 2004. Expressed as a percentage of sales, cost of sales decreased to approximately 77% for the three months ended May 31, 2005 from approximately 83% for the same period in 2004. This change was due primarily to better product yield resulting from a decrease in the cost of raw materials which decreased to 25% from 30% as a percentage of sales..

Gross profit for the three months ended May 31, 2005 increased to $489,000 from $330,000 for the three months ended May 31, 2004. Accordingly, gross margins on the Company's sales increased to approximately 23% for the three months ended May 31, 2005 in comparison to approximately 17% for the three months ended May 31, 2004. This change was due in part to a higher level of shipments and in part to a decrease in the cost of raw materials as discussed in the preceding paragraph.

For the three months ended May 31, 2005, the Company shipped 180,155 units as compared with 96,988 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

The Company's backlog of open orders increased approximately 4% for the three months ended May 31, 2005 as compared to a decrease of approximately 3% for the three months ended May 31, 2004. Changes in the backlog reflect changes in the intake of orders.

The Company has experienced an increase in the level of bookings of approximately 29% for the quarter ended May 31, 2005 as compared to the same period for the previous year principally as a result of a higher demand for its products in this period. For further discussion, see "Trends and Uncertainties" on Page 11 of this report.

Selling, general and administrative expenses decreased to $271,000 for the three months ended May 31, 2005 from $318,000 for the comparable period in 2004. During the three months ended May 31, 2005, selling, general and administrative expenses as a percentage of sales decreased to approximately 13% as compared with approximately 16% for the three months ended May 31, 2004. This decrease was due primarily to a reduction in legal and professional fees of approximately $56,000 offset by higher wages. The reduction in legal and professional fees reflects the resolution of an SEC investigation in the prior fiscal year.

The Company recorded an operating income of $218,000 for the three months ended May 31, 2005 compared to $12,000 for the three months ended May 31, 2004. This increase is due primarily to a $169,000 increase in sales and the gross profit thereon, and a $47,000 decrease in selling, general and administrative expenses.

The Company recorded net other income of approximately $74,000 for the three months ended May 31, 2005 versus a net other expense of approximately $7,000 for the three months ended May 31, 2004. The increase was due primarily to approximately $69,000 of other income resulting from the settlement of debt obligations to unsecured creditors during the quarter ended May 31, 2005.

Net income for the three months ended May 31, 2005 increased to approximately $292,000 as compared to $5,000 for the same period in 2004. This increase in net income is a result of an increase in sales and the gross profit thereon, a decrease in cost of sales relative to sales due to better product yield, and a decrease in selling, general and administrative expenses along with $69,000 of other income resulting from the settlement of debt obligations to unsecured creditors.

Liquidity and Capital Resources:

The Company's sole source of liquidity is cash generated by ongoing operations. The Company's liquidity is expected to be adversely affected in the short term due to the anticipated lower level of revenue in the next six to nine months due to customers' delivery requirements. The Company's liquidity is not expected to improve until the Company's revenues increase to a level above its breakeven point.

Furthermore, the Company's liquidity continues to be adversely affected by the Company's 1993 bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Annual Report on Form 10-KSB filed for the period ended February 28, 2005.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of May 31, 2005, the Company has paid approximately $572,000 to its unsecured creditors. The Company`s remaining obligation is approximately $1,490,000 to holders of allowed unsecured claims in quarterly installments.

The Company reported a net income of $292,000 and operating income of $218,000 for the three months ended May 31, 2005. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At May 31, 2005, February 28, 2005 and May 31, 2004, the Company had cash of approximately $2,684,000, $2,403,000 and $1,958,000 respectively. Collection of accounts receivable contributed $91,000 to the last three months' positive cash flow generated by ongoing operations.

At May 31, 2005, the Company had working capital of $2,715,000 as compared with a working capital at May 31, 2004 of $1,987,000. At February 28, 2005, the Company had a working capital of $2,416,000. The approximately $299,000 increase in working capital for the three months ended May 31, 2005 was due mainly to a $281,000 increase in cash resulting primarily from increased net income.

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

Statements regarding:

o     the Company's belief regarding its change in book-to-bill ratio;
o the Company's expectations regarding fluctuations in the general economy and variations in defense spending, and the effects of such fluctuations and variations on the intake of orders;
o     sources and availability of liquidity;
o     anticipated lower revenue in the next six to nine months;
o the Company's ability to generate sufficient cash flow from operations to sustain operations;
o the Company's ability to implement effective cost-cutting or downsizing measures;
o the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance; and

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

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o a misinterpretation of the Company's capital needs and sources and availability of liquidity;
o     inability to generate sufficient cash to sustain operations;
o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
o     changes in military or defense appropriations;
o an increase in the expected cost of environmental compliance based on factors unknown at this time; and
o other unforeseen activities, events and developments that may occur in the future.


ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of May 31, 2005, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting during the quarter ended May 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS:

As previously disclosed in the Company's filings with the SEC, the Company filed a complaint against its landlord, Technology Place, in 2003 in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida for breach of contract and seeking specific performance. In July 2005, the parties reached a settlement regarding this matter. The terms of the settlement are confidential.

ITEM 6.     EXHIBITS:

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




                                             SOLITRON DEVICES, INC.



Date:  July 19, 2005

                                             /s/ Shevach Saraf
                                             By:   Shevach Saraf
                                             Title:  Chairman, President,
                                             Chief Executive Officer, Treasurer
                                             And Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBIT
NUMBER                     DESCRIPTION

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.