Form 10QSB
period 2005-08-31
SOLITRON DEVICES INC
filed 2005-10-14
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                        Commission file number 001-04978
                                               ---------

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

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act )
Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 11, 2005: 2,123,804.

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION

                                                                                   Page No.
                                                                                   --------
Item         1.  Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheet                                  3
                 August 31, 2005

                 Condensed Consolidated Statements of Income                           4
                 Three and Six Months Ended August 31, 2005 and 2004

                 Condensed Consolidated Statements of Cash Flows                       5
                 Six Months Ended August 31, 2005 and 2004

                 Notes to Condensed Consolidated Financial Statements                6-12

Item         2.  Management's Discussion and Analysis of Financial Condition and     13-16
                 Results of Operations

Item         3.  Controls and Procedures                                              17

PART II - OTHER INFORMATION

Item         1.  Legal Proceedings                                                    17

Item         6.  Exhibits                                                             17

Signatures                                                                            18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited, in thousands)

                                                                                     August 31, 2005
                                                                                     ---------------
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                                     $         2,685
       Accounts receivable                                                                       971
       Inventories                                                                             2,346
       Prepaid expenses and other current assets                                                 103
                                                                                     ---------------
          TOTAL CURRENT ASSETS                                                                 6,105

    PROPERTY, PLANT AND EQUIPMENT, net                                                           584

    OTHER ASSETS                                                                                  52
                                                                                     ---------------

          TOTAL ASSETS                                                               $         6,741
                                                                                     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Current portion of accrued environmental expenses                             $           985
       Accounts payable - Post-petition                                                          339
       Accounts payable - Pre-petition                                                         1,378
       Accrued expenses and other current liabilities                                            462
                                                                                     ---------------
            TOTAL CURRENT LIABILITIES                                                          3,164

    LONG TERM LIABILITIES, net of current portion                                                 --
                                                                                     ---------------

             TOTAL LIABILITIES                                                                 3,164
                                                                                     ---------------

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized 500,000 shares, none issued                    -0-
      Common stock, $.01 par value, authorized 10,000,000 shares, 2,058,052
      shares issued and outstanding, net of 173,287 shares of treasury stock                      21
      Additional paid-in capital                                                               2,621
      Retained earnings                                                                          935
                                                                                     ---------------

             TOTAL STOCKHOLDERS' EQUITY                                                        3,577
                                                                                     ---------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $         6,741
                                                                                     ===============

    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      THREE AND SIX MONTHS ENDED AUGUST 31,
        (Unaudited, in thousands except for share and per share amounts)

                                                          Three Months                         Six Months
                                                      2005             2004              2005              2004
                                                      ----             ----              ----              ----
NET SALES                                         $      2,011     $      1,954      $      4,114      $      3,889
Cost of Sales                                            1,616            1,517             3,230             3,122
                                                  ------------     ------------      ------------      ------------

Gross Profit                                               395              437               884               767

Selling, General and Administrative Expenses               265              294               536               612
                                                  ------------     ------------      ------------      ------------

Operating Income                                           130              143               348               155
                                                  ------------     ------------      ------------      ------------

OTHER INCOME (EXPENSE)
    Gain on Extinguishments of Debt                         76              -0-               144               -0-
    Other Income & (Expense), Net                           13                5                21               -0-
    Interest Expense                                        --               (1)               (2)               (3)
                                                  ------------     ------------      ------------      ------------
Other Income (Expense), Net                                 89                4               163                (3)
                                                  ------------     ------------      ------------      ------------

Net Income                                        $        219     $        147      $        511      $        152
                                                  ============     ============      ============      ============

INCOME PER SHARE: Basic                           $       0.11     $       0.07      $       0.25      $       0.07
                                                  ------------     ------------      ------------      ------------
                : Diluted                         $       0.10     $       0.07      $       0.23      $       0.07
                                                  ------------     ------------      ------------      ------------

WEIGHTED AVERAGE
 SHARES OUTSTANDING: Basic                           2,076,247        2,070,703         2,076,150         2,073,529
                                                  ============     ============      ============      ============
                   : Diluted                         2,294,653        2,135,742         2,241,107         2,168,791
                                                  ============     ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED AUGUST 31,
                            (Unaudited, in thousands)

                                                                    2005            2004
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $       511     $       152
         Adjustments to reconcile net income to net cash
             provided by operating activities:
                       Depreciation and amortization                         95              91
         Changes in operating assets and liabilities:
        (Increase) Decrease in: Accounts receivable                          10             143
             Inventories                                                     51             (80)
             Prepaid expenses and other current assets                       24              67
             Other assets                                                   -0-             (16)
             Increase (Decrease) in:
             Accounts payable - Post-petition                               (16)            (34)
             Accounts payable - Pre-petition                                570             (22)
             Accrued expenses and other current liabilities                (882)            (14)
             Accrued environmental expenses                                 -0-              19
             Other long-term liabilities                                    (13)            (19)
                                                                    -----------     -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                      350             287
                                                                    -----------     -----------

      CASH FLOW FROM INVESTING ACTIVITIES:
             Purchases of property, plant and equipment                     (69)            (97)
                                                                    -----------     -----------
                     NET CASH (USED IN) INVESTING ACTIVITIES                (69)            (97)
                                                                    -----------     -----------

      CASH FLOW FROM FINANCING ACTIVITIES:
             Exercise of stock options                                        1             -0-
                                                                    -----------     -----------
                     NET CASH FROM FINANCING ACTIVITIES                       1             -0-
                                                                    -----------     -----------

      NET INCREASE IN CASH AND CASH EQUIVALENTS                             282             190

      CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                2,403           1,883
                                                                    -----------     -----------

       CASH AND CASH EQUIVALENTS AT THE END OF PERIOD               $     2,685     $     2,073
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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL AND SIGNIFICANT ACCOUNTING POLICIES:

GENERAL:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting primarily of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim period. Certain amounts in the prior year's consolidated financial statements have been re-classified to conform to the current year's presentation.

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

The results of operations for the six-month period ended August 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2006.

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

Shipping and Handling

Shipping and handling costs billed to customers by the Company are recorded in net sales. Shipping costs incurred by the Company are recorded in cost of sales.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS No. 148)." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure requires that companies that continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB No. 25)" include pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied in accordance with SFAS No. 148.

The Company complies with SFAS No. 123. As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of APB No. 25 and does not recognize compensation expense for its stock based incentive plan. Had compensation cost been determined based on the fair value on the grant dates consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

                                                       Six months ended Aug. 31,
                                                         2005            2004
                                                         ----            ----
Net income, as reported                                $     511       $     152
Less: total stock based employee
compensation expense, net of tax effects                      55              76
                                                       ---------       ---------
Pro-forma net income/(loss)                            $     456       $      76
                                                       =========       =========
Reported basic earnings per common share               $    0.25       $    0.07
                                                       =========       =========
Pro-forma basic earnings/(loss) per common share       $    0.22       $    0.04
                                                       =========       =========
Reported diluted earnings per common share             $    0.23       $    0.07
                                                       =========       =========
Pro-forma diluted earnings/(loss) per common share     $    0.20       $    0.04
                                                       =========       =========

The total fair value of the options granted during the six months ended August 31, 2005 and 2004 was $33,000 and $215,000, respectively, determined under the fair value based method for all awards.

The weighted average estimated value of employee stock options granted during the six months ended August 31, 2005 was $0.70 ($.96 for the six months ended August 31, 2004). The fair value of options granted during the six months ended August 31, 2005 and 2004 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      Six months ended Aug. 31,
                                                      -------------------------
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

3. ENVIRONMENTAL LIABILITIES

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.

The Company is currently engaged in negotiations with the United States Environmental Protection Agency ("USEPA") to resolve the Company's alleged liability to USEPA under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. 9600 et seq. at the following five sites: (1) Solitron Microwave Superfund Site, Port Salerno, Florida (the "Port Salerno Site"); (2) Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; (3) Casmalia Resources Superfund Site, Santa Barbara, California (the "Casmalia Site"); (4) Solitron Devices Site, Riviera Beach, Florida (the "Riviera Beach Site"); and (5) City Industries, Inc. Superfund Site, Orlando, Florida. USEPA contends that the Company is liable for a share of past and future costs incurred by USEPA in connection with the investigation and remediation of the sites. At a meeting with USEPA on March 23, 2001, USEPA contended that the Company's alleged share of liability at four of the sites totals approximately $7.65 million, which USEPA broke down on a site by site basis as follows: Port Salerno Site -$3.8 million; Petroleum Products Corporation Superfund Site - $150,000; Casmalia Site -$2.7 million; and Riviera Beach Site - $1.0 million. The Company does not agree with USEPA's estimates and USEPA has never provided any supporting detail to the Company to justify the estimates. USEPA previously indicated that the Company was a potentially responsible party ("PRP") at a sixth site in Tampa, Florida. However, USEPA recently notified the Company that it does not consider the Company to be a PRP at this site.

In addition to the claims asserted by USEPA against the Company at the Casmalia Site, a claim has been asserted against the Company by a group of alleged potentially responsible parties ("PRP Group") formed at the site for all past and future cleanup expenses incurred or to be incurred by the PRP Group. The Company executed a Third Amendment to Tolling Agreement with USEPA and the PRP Group in May 2005, which provides for the tolling of applicable statutes of limitation through the earlier of: (i) November 16, 2006; (ii) sixty (60) days after the date USEPA issues any administrative order, initiates an administrative enforcement action, or files a lawsuit relating to the site against another party to the Tolling Agreement ("Party"); (iii) the date any third party files a legal action for investigation, remediation, or the recovery of costs relating to the site against any Party; or (iv) the date any Party gives written notification of termination of the Tolling Agreement to the other Parties. During the negotiations with USEPA on the ATP Agreement, the Company was advised by USEPA that the settlement with USEPA would most likely resolve any claim of the PRP Group against the Company. Preliminary communications with attorneys representing the PRP Group support USEPA's representations in this regard.

The Company contends that USEPA's claims at the five sites were discharged in the Company's prior bankruptcy proceeding and that USEPA is bound by the terms of the remediation approved under the Amended Order of Confirmation in Bankruptcy. Though USEPA was notified of the bankruptcy, had knowledge of FDEP's (as defined below) claim and participation in the bankruptcy proceeding, and was aware that USEPA had incurred response

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

costs to investigate the properties, USEPA did not file a claim in the bankruptcy. To avoid the cost and uncertainty of litigating the issue, however, the Company has negotiated a settlement with USEPA to settle any liability at all five sites based on an ability to pay determination. The terms and conditions of the Ability-To-Pay Multi-Site Settlement Agreement ("ATP Agreement") require the Company to pay to USEPA the total sum of $75,000 during the first two years from the effective date of the ATP Agreement, and $10,000 per year or 5% of the Company's net income above $500,000 per year, whichever is greater, in years three to seven from the effective date of the ATP Agreement. The Company's net earnings over the last ten years exceeded $500,000 only once ($637,000 in FY 2001). The average over the last five years was $225,200 ($256,900 over ten years). For payment to USEPA to be above $10,000 per year, the Company's net income must exceed $700,000 per year. The ATP Agreement provides that, in consideration of the Company's obligations under the ATP Agreement, USEPA covenants not to sue or to take administrative action against the Company under CERCLA with regard to the five sites. The ATP Agreement was signed by the Company on July 28, 2005, and is now being circulated for signature by USEPA and the United States Department of Justice. The ATP Agreement will then become effective upon expiration of the required public comment period. The Company expects that it will incur approximately $5,000 in legal fees in connection with finalizing the ATP Agreement.

The Company currently accrues $985,000 for environmental remediation expenses for the Port Salerno Site and Riviera Beach Site. Estimates of the Company's potential liability at these two sites is based on previous estimates provided by a consultant to the Company for the Port Salerno Site in 1993 ($727,000) and for the Riviera Beach Site in 1995 ($356,000), less payments made by the Company into cleanup escrow accounts for the two sites ($90,000) and less payments incurred by the Company for environmental testing at the Riviera Beach Site ($8,000). On October 21, 1993, a Consent Final Judgment was entered into between the Company and the Florida Department of Environmental Protection ("FDEP"), in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County Florida, in State of Florida Department of Environmental Protection v. Solitron Devices, Inc., Case No. 91-1232 CA. The Company's Fourth Amended Plan of Reorganization and the Consent Final Judgment, in part, obligated the Company to assess and remediate the Port Salerno and Riviera Beach Sites, make monthly payments to escrow accounts for each site until the sale of the sites to fund the assessment and remediation of the two sites, take all reasonable steps to sell the Port Salerno and Riviera Beach Sites and, upon the sale of the Sites, apply the net proceeds from the sales to fund such work.

Prior to the sale of the Port Salerno and Riviera Beach Sites, USEPA took over from FDEP as the lead regulatory agency for the assessment and remediation of the two sites. USEPA then entered into an Administrative Order on Consent with a former property owner of the Riviera Beach Site, Honeywell, Inc., which obligated Honeywell to perform a remedial investigation/feasibility study at the Riviera Beach Site. The Company made payments to the Riviera Beach escrow account until the sale of the site in 1999. Upon the sale of the Riviera Beach Site, USEPA received the net proceeds of $419,000 plus an additional amount from the Riviera Beach escrow account to offset USEPA's costs of investigation, remediation and oversight of the remedial site activities at the Riviera Beach Site. By letter dated October 29, 1999, FDEP consented to such use of the Riviera Beach escrow account and advised the Company that Honeywell's performance of remedial action at the Riviera Beach site to complete the cleanup requirements of the Consent Final Judgment will be construed by FDEP as discharging the Company's obligations under the Consent Final Judgment. USEPA has advised the Company that Honeywell continues to perform work at the Riviera Beach Site under the supervision of USEPA.

The Company made payments to the Port Salerno escrow account until the sale of the Port Salerno Site in 2003. Upon the sale of the Port Salerno property, the net proceeds of sale were distributed to USEPA and Martin County Environmental Services Department for the benefit of FDEP ("Martin County"), as directed by USEPA and FDEP. At closing, FDEP executed a release of lien, including a release of the operation, force and effect of the Consent Final Judgment on the Port Salerno property sold to the buyer. FDEP also issued a Certificate of Compliance with Consent Final Judgment at closing that confirmed FDEP's consent to the sale and the distribution of the net proceeds to USEPA and Martin County. The current balance in the Port Salerno escrow account is approximately $58,000.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Performance of the remediation task at the Port Salerno site by USEPA and at the Riviera Beach site by Honeywell will effectively discharge the Company's remaining obligations under the Consent Final Judgment, provided that the final remedy at each site meets the state cleanup requirements imposed by the Consent Final Judgment. There remains a risk that FDEP will determine at some time in the future that the final remedy approved by USEPA and implemented at either, or both of, the Port Salerno and Riviera Beach Sites do not meet the state cleanup requirements imposed by the Consent Final Judgment. If such a determination is made by FDEP, there is a risk that FDEP will require the Company to implement additional remedial action at either, or both of, the Port Salerno and Riviera Beach Sites. The risk of such determination is deemed to be remote by the Company and the amount of loss that may result from such a remote event cannot be reasonably estimated at this time.

On August 7, 2002, the Company received a Request for Information from the State of New York ("State") Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980s, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order referenced above. At NYDEC's request, the Company executed a revised Tolling Agreement with NYDEC in March 2005, which provides for the tolling of applicable statutes of limitation through the earlier of October 23, 2005, or the date NYDEC institutes a suit against Solitron, for any claims associated with the Clarkstown Landfill site. The revised Tolling Agreement also prohibits, generally, NYDEC from commencing an action against any Potential Defendant in connection with the site prior to September 23, 2005. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill site. As of the date of this filing, no claims have been made.

4. EARNINGS PER SHARE:

The shares used in the computation of the Company's basic and diluted earnings per common share were as follows:

                                                                   For the three months ended     For the six months ended
                                                                            August 31,                    August 31,
                                                                       2005           2004           2005           2004
                                                                       ----           ----           ----           ----
Weighted average common shares outstanding                           2,076,247      2,070,703      2,076,150      2,073,529
Dilutive effect of employee stock options                              218,405         65,039        164,957         95,262
                                                                   -----------    -----------    -----------    -----------
Weighted average common shares outstanding, assuming dilution        2,294,653      2,135,742      2,241,107      2,168,791
                                                                   ===========    ===========    ===========    ===========

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the six month period ended August 31, 2005, none of the Company's stock options were excluded from the calculation of diluted earnings per share because the average price of the common shares is greater than the exercise price of the options. For the six month period ended August 31, 2004, 256,000 of the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. INVENTORIES:

As of August 31, 2005 net inventories consist of the following:

      Raw Materials                $ 1,340,000
      Work-In-Process                1,463,000
      Finished Goods                   413,000
                                   -----------
            Gross Inventories        3,216,000
      Reserve                         (870,000)
                                   -----------
             Net Inventories       $ 2,346,000
                                   ===========

6. INCOME TAXES:

At August 31, 2005, the Company has net operating loss carryforwards of approximately $15,867,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for the period ended August 31, 2005 is as follows:

      Income Tax Provision at
      U.S. Statutory Rate                                 $ 174,000
      State Taxes, Net of Federal Benefit                    28,000
      Utilization of Net Operating Loss Carryforward       (202,000)
                                                          ---------

      Income Tax Provision                                $      --
                                                          =========

The change in the valuation allowance on deferred tax assets is due primarily to the utilization of the net operating loss for the period ended August 31, 2005.

7. OTHER INCOME:

During the fiscal quarter ended August 31, 2005, the Company settled approximately $97,000 of debt obligations to unsecured creditors at a discount. The Company has recognized approximately $76,000 of income from debt forgiveness as a result of these settlements. This $76,000 of income from debt forgiveness is a major component of the $89,000 of other income reflected in the condensed consolidated statements of income for the quarter ended August 31, 2005. The remaining $13,000 of other income is interest income on cash deposits.

8. ACCRUED EXPENSES:

As of August 31, 2005 accrued expenses and other liabilities consist of the following:

      Payroll and related employee benefits      $378,000
      Property taxes                               28,000
      Other liabilities                            56,000
                                                 --------
                                                 $462,000
                                                 ========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. COMMITMENTS AND CONTINGENCIES:

As described in Item 3 to the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005, we are involved in certain legal proceedings. Except for a confidential settlement reached with Technology Place, the Company's landlord, there have been no material developments in these legal proceedings since the filing of our Form 10-KSB. See Part II, Item 1 on page 16 of this report for further discussion of the settlement with the Company's landlord.

For a discussion of the Company's accrual for losses associated with environmental remediation obligations, see Note 3. With respect to the ATP Agreement discussed in Note 3, the Company currently estimates that it will pay the total sum of $75,000 during the first two years from the effective date of the ATP Agreement and $10,000 per year for years three to seven from the effective date of the ATP Agreement. Following the effective date of the ATP Agreement, the Company will reduce its accrued environmental costs to $125,000 until paid.

10. EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers are as follows:

                                                  Three months ended August 31,
                                                     2005                2004
                                                     ----                ----
Export sales:
              Europe                            $     87,000        $     76,000
              Canada and Latin America               133,000              49,000
              Far East and Middle East                52,000              23,000
United States                                      1,739,000           1,806,000
                                                ------------        ------------
                                                $  2,011,000        $  1,954,000
                                                ============        ============

Sales to the Company's top two customers accounted for 49% of net sales for the quarter ended August 31, 2005 as compared to 54% for the quarter ended August 31, 2004. Sales to Raytheon Company accounted for approximately 40% of net sales for the quarter ended August 31, 2005 and 46% for the quarter ended August 31, 2004. During the quarter ended August 31, 2005, the US Government represented approximately 9% of net sales as compared to 8% for the quarter ended August 31, 2004.

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

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements included elsewhere in this Form 10-QSB which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment and intangible assets, revenue recognition and accounting for income taxes. A discussion of all of these critical accounting policies can be found in
Note 1 of the "Notes to the consolidated financial statements" in Item 7 of our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005.

Trends and Uncertainties:

During the three months ended August 31, 2005, the Company's book-to-bill ratio was approximately 1.06 as compared to .58 for the three months ended August 31, 2004, reflecting an increase in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company's products. Generally, the intake of orders over the last eighteen months has varied greatly as a result of the fluctuations in the general economy and of variations in defense spending on programs the Company supports, which is expected to continue over the next twelve months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped should a slow down in the intake of orders reoccur. However, should order intake fall significantly below the level experienced in the last twelve months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended August 31, 2005 Compared to Three Months Ended August 31, 2004:

Net sales for the three months ended August 31, 2005 increased 3% to $2,011,000 as compared to $1,954,000 for the three months ended August 31, 2004. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended August 31, 2005 increased to $1,616,000 from $1,517,000 for the comparable period in 2004. Expressed as a percentage of sales, cost of sales increased to 80% from 78% for the same periods in 2004. This change was due mainly to an increase in the cost of raw materials. The cost of raw materials increased to 29% of sales for the three months ended August 31, 2005 from 26% of sales for the three months ended August 31, 2004.

Gross profit for the three months ended August 31, 2005 decreased to $395,000 from $437,000 for the three months ended August 31, 2004. Accordingly, gross margins on the Company's sales decreased to 20% for the three months ended August 31, 2005 in comparison to 22% for the three months ended August 31, 2004. This change was due mainly to an increase in cost of sales as mentioned above.

For the three months ended August 31, 2005, the Company shipped 135,234 units as compared to 59,705 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders increased 3%, from 4,944,000 to 5,074,000, for the three months ended August 31, 2005, as compared to a decrease of 14% for the three months ended August 31, 2004. Changes in the backlog reflect changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase of 88% in the level of bookings during the quarter ended August 31, 2005 as compared to a 10% decrease in bookings for the same period in 2004 principally as a result of a higher demand for its products in this period.

Selling, general, and administrative expenses decreased to $265,000 for the three months ended August 31, 2005 from $294,000 for the comparable period in 2004. During the three months ended August 31, 2005, selling, general, and administrative expenses as a percentage of net sales decreased to 13% as compared with 15% for the three months ended August 31, 2004. Included in selling, general and administrative expenses for the three month period was a decrease in legal fees of $28,000 as compared with the same period in 2004. This decrease reflects the resolution of an SEC investigation that took place in the prior fiscal year.

Operating income for the three months ended August 31, 2005 decreased to $130,000 from $143,000 for the three months ended August 31, 2004. This decrease is due mainly to an increase in cost of sales slightly offset by an increase in sales.

The Company recorded net other income of $89,000 for the three months ended August 31, 2005 versus net other income of $4,000 for the three months ended August 31, 2004. This increase was due primarily to a $76,000 gain on the extinguishment of debt resulting from the settlements of certain debt obligations to unsecured creditors recorded in the quarter ended August 31, 2005.

Net income for the three months ended August 31, 2005 increased to $219,000 from $147,000 for the same period in 2004. This increase was due primarily to gain on extinguishments of debt resulting from settlements of debt obligations to unsecured creditors that were recorded in the quarter ended August 31, 2005 and to an increase in sales.

Results of Operations-Six Months Ended August 31, 2005 Compared to Six Months Ended August 31, 2004:

Net sales for the six months ended August 31, 2005 increased 6% to $4,114,000 as compared to $3,889,000 for the six months ended August 31, 2004. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2005 increased to $3,230,000 from $3,122,000 for the comparable period in 2004. Expressed as a percentage of sales, cost of sales decreased to 79% for the six months ended August 31, 2005 compared to 80% for the six months ended August 31, 2004.

Gross profit for the six months ended August 31, 2005 increased to $884,000 from $767,000 for the six months ended August 31, 2004. Expressed as a percentage of sales, gross profit increased to 21% for the six months ended August 31, 2005 compared to 20% for the six months ended August 31, 2004.

For the six months ended August 31, 2005 the Company shipped 315,389 units as compared to 156,693 units shipped during the same period in 2004. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

The Company's backlog of open orders increased 6%, from $4,771,000 to $5,704,000, for the six months ended August 31, 2005 as compared to a decrease of 16% for the six months ended August 31, 2004. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase of 52% in the level of bookings for the six months ended August 31, 2005 as compared to a decrease of 18% during the same period in 2004 principally as a result of a higher demand for its products in this period.

Selling, general, and administrative expenses decreased to $536,000 for the six months ended August 31, 2005 from $612,000 for the comparable period in 2004. During the six months ended August 31, 2005, selling, general, and administrative expenses as a percentage of net sales decreased to 13% as compared with 15% for the six months ended August 31, 2004. This decrease is due in part to a decrease of $72,000 in legal fees and $32,000 in accounting fees. These decreases reflect the resolution of an SEC investigation that took place in the prior fiscal year.

Operating income for the six months ended August 31, 2005 increased to $348,000 from $155,000 for the six months ended August 31, 2004. This increase is due primarily to a decrease in selling, general and administrative expenses as well as an increase in sales.

The Company recorded net other income of $163,000 for the six months ended August 31, 2005 versus net other expense of $3,000 for the six months ended August 31, 2004. The variance was due primarily to a $144,000 gain on extinguishment of debt as discussed above.

Net income for the six months ended August 31, 2005 increased to $511,000 from $152,000 for the same period in 2004. This increase is mainly due to increased sales, decreased cost of materials, decreased selling, general and administrative expenses and to gain on extinguishments of debt resulting from settlements of debt obligations to unsecured creditors that were recorded in the quarter ended August 31, 2005.

Liquidity and Capital Resources:

The Company's sole source of liquidity is cash generated by ongoing operations. The Company's liquidity is expected to be adversely affected in the short term due to the anticipated lower level of revenue in the next six to nine months. The Company's liquidity is not expected to improve until the Company's revenues increase to a level above its breakeven point.

Furthermore, the Company's liquidity continues to be adversely affected by significant non-recurring expenses associated with the Company's 1993 bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB filed for the period ended February 28, 2005.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of August 31, 2005, the Company has paid $608,000 to its unsecured creditors. The Company`s remaining obligation is $1,378,000 to holders of allowed unsecured claims in quarterly installments.

The Company reported a net income of $511,000 and operating income of $348,000 for the six months ended August 31, 2005. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At August 31, 2005, February 28, 2005 and August 31, 2004 respectively, the Company had cash of $2,685,000, $2,403,000 and $2,073,000 respectively. A reduction in accounts receivable contributed $10,000 to the last three months' positive cash flow generated by ongoing operations.

At August 31, 2005, the Company had working capital of $2,941,000 as compared with a working capital at August 31, 2004 of $2,145,000. At February 28, 2005, the Company had a working capital of $2,416,000. The $525,000 increase for the six months ended August 31, 2005 was due mainly to a $282,000 increase in cash resulting primarily from increased net income.

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

Specifically, this quarterly report contains forward-looking statements regarding:

o     the Company's belief regarding changes in its book-to-bill ratio;
o the Company's expectations regarding fluctuations in the general economy and variations in defense spending, and the effects of such fluctuations and variations on the intake of orders;
o     sources and availability of liquidity;
o     anticipated lower revenue in the next six to nine months;
o the Company's ability to generate sufficient cash flow from operations to sustain operations;
o the Company's ability to implement effectively cost-cutting or downsizing measures;
o the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;
o the Company's ability to make payments required under its Plan of Reorganization or otherwise to generate sufficient cash from operations or otherwise; and
o the Company's expectations of being released from certain environmental liabilities and the Company's ability to satisfy such liabilities.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o a misinterpretation of the Company's capital needs and sources and availability of liquidity;
o a change in government regulations which hinders the Company's ability to perform government contracts;
o     inability to sustain or grow bookings and sales;
o     inability to generate sufficient cash to sustain operations;
o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
o     changes in military or defense appropriations;
o inability to make or renegotiate payments under the Plan of Reorganization;
o     unexpected impediments affecting ability to fill backlog;
o     inability to be released from environmental liabilities; and
o an increase in the expected cost of environmental compliance based on factors unknown at this time.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of August 31, 2005, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures were effective as of August 31, 2005.

There were no changes in the Company's internal control over financial reporting during the quarter ended August 31, 2005, that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

On March 24, 2003, the Company filed a complaint against its landlord, Technology Place, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The complaint alleged breach of contract on several grounds and demanded specific performance by the landlord. On July 7, 2005, the Company and Technology Place agreed to settle the lawsuit between the parties. The terms of the settlement are confidential.

The Company has negotiated an Ability-To-Pay Multi-Site Settlement Agreement ("ATP Agreement") with the United States Environmental Protection Agency ("USEPA") in connection with the Company's alleged environmental liability at five sites. The ATP Agreement would require the Company to pay to USEPA the total sum of $75,000 during the first two years from the effective date of the ATP Agreement, and $10,000 per year or 5% of the Company's net income above $500,000 per year, whichever is greater, in years three to seven from the effective date of the ATP Agreement. The ATP Agreement was signed by the Company on July 28, 2005, and is now being circulated for signature by USEPA and the United States Department of Justice and is subject to a public comment period. See Note 3 to the Company's condensed consolidated financial statements for further discussion.

ITEM 6. EXHIBITS:

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

                                        SOLITRON DEVICES, INC.

Date: October 14, 2005                  By: /s/ Shevach Saraf
                                            ----------------------
                                            Name:  Shevach Saraf
                                            Title: Chairman, President, Chief
                                                   Executive Officer and Chief
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