Form 10QSB
period 2005-11-30
SOLITRON DEVICES INC
filed 2006-01-17
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended November 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 12, 2006: 2,166,799

Transitional Small Business Disclosure Format (check one):

Yes |_|   No  |X|

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION


                                                                        Page No.
Item   1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheet                                3
           November 30, 2005

           Condensed Consolidated Statements of Income                         4
           Three and Nine Months Ended November 30, 2005 and 2004

           Condensed Consolidated Statements of Cash Flows                     5
           Nine Months Ended November 30, 2005 and 2004

           Notes to Condensed Consolidated Financial Statements             6-12


Item   2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             13-17


Item   3.  Controls and Procedures                                            17


PART II - OTHER INFORMATION

Item   1.  Legal Proceedings                                                  17

Item   6.  Exhibits                                                           18

Signatures                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited, in thousands)

                                                               November 30, 2005
                                                               -----------------
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                     $ 2,888
       Accounts receivable                                               984
       Inventories                                                     2,395
       Prepaid expenses and other current assets                          92
                                                                 ------------
          TOTAL CURRENT ASSETS                                         6,359

    PROPERTY, PLANT AND EQUIPMENT, net                                   559

    OTHER ASSETS                                                         107
                                                                 ------------

          TOTAL ASSETS                                               $ 7,025
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Current portion of accrued environmental expenses              $  985
       Accounts payable - Post-petition                                  259
       Accounts payable - Pre-petition                                 1,370
       Accrued expenses and other current liabilities                    491
                                                                 ------------
            TOTAL CURRENT LIABILITIES                                  3,105

    LONG TERM LIABILITIES, net of current portion                         --
                                                                 ------------

             TOTAL LIABILITIES                                         3,105
                                                                 ------------

STOCKHOLDERS' EQUITY
       Preferred stock, $.01 par value, authorized 500,000
       shares, none issued                                               -0-
       Common stock, $.01 par value, authorized 10,000,000
       shares, 2,162,799 shares issued and outstanding,
       net of 173,287 shares of treasury stock                            22
      Additional paid-in capital                                       2,663
      Retained earnings                                                1,235
                                                                 ------------

             TOTAL STOCKHOLDERS' EQUITY                                3,920
                                                                 ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 7,025
                                                                 ============


    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE AND NINE MONTHS ENDED NOVEMBER 30,
        (Unaudited, in thousands except for share and per share amounts)


                                                                   Three Months                       Nine Months
                                                              2005              2004             2005             2004
                                                              ----              ----             ----             ----
NET SALES                                                  $    2,136        $    1,910       $    6,250       $     5,799
Cost of Sales                                                   1,563             1,581            4,793             4,703
                                                         -------------    --------------    -------------     ------------

Gross Profit                                                      573               329            1,457             1,096

Selling, General and Administrative Expenses                      283               266              819               878
                                                         -------------    --------------    -------------     ------------

Operating Income                                                  290                63              638               218
                                                         -------------    --------------    -------------     ------------

OTHER INCOME (EXPENSE)
    Gain on Extinguishments of Debt                                 1               -0-              145               -0-
    Other Income & (Expense), Net                                  10                 5               31                 5
    Interest Expense                                               --                (1)              (2)               (4)
                                                         -------------    --------------    -------------     ------------
Other Income (Expense), Net                                        11                 4              174                 1
                                                         -------------    --------------    -------------     ------------

Net Income                                                    $   301        $       67       $      812       $       219
                                                         =============    ==============    =============     ============

INCOME PER SHARE:   Basic                                      $ 0.14        $     0.03       $     0.39       $      0.11
                                                         -------------    --------------    -------------     ------------
                :   Diluted                                    $ 0.13        $     0.03       $     0.36       $      0.10
                                                         -------------    --------------    -------------     ------------

WEIGHTED AVERAGE
 SHARES OUTSTANDING:   Basic                                2,145,071         2,080,315         2,099,124        2,075,791
                                                         =============    ==============    =============     ============
                   :   Diluted                              2,339,050         2,175,406         2,273,754        2,170,996
                                                         =============    ==============    =============     ============


    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED NOVEMBER 30,
                            (Unaudited, in thousands)

                                                                       2005          2004
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $    812      $    219
         Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation and amortization                                145           139
         Changes in operating assets and liabilities:
             (Increase) Decrease in:
             Accounts receivable                                           (3)         (236)
             Inventories                                                    2           (29)
             Prepaid expenses and other current assets                     35            86
             Other assets                                                 (55)           (7)
             Increase (Decrease) in:
             Accounts payable - Post-petition                             (96)           (7)
             Accounts payable - Pre-petition                              562           (32)
             Accrued expenses and other current liabilities              (853)           (4)
             Accrued environmental expenses                               -0-            19
             Other long-term liabilities                                  (13)          (19)
                                                                    ---------      --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                    536           129
                                                                    ---------      --------

      CASH FLOW FROM INVESTING ACTIVITIES:
             Purchases of property, plant and equipment                   (95)         (177)
                                                                    ---------      --------
                 NET CASH (USED IN) INVESTING ACTIVITIES                  (95)         (177)
                                                                    ---------      --------

      CASH FLOW FROM FINANCING ACTIVITIES:
             Exercise of stock options                                     44           -0-
                                                                    ---------      --------
                     NET CASH FROM FINANCING ACTIVITIES                    44           -0-
                                                                    ---------      --------


      NET INCREASE IN CASH AND CASH EQUIVALENTS                           485           (48)

      CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD              2,403         1,884
                                                                    ---------      --------

       CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                $  2,888       $ 1,836
                                                                    =========      ========


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

The results of operations for the nine month period ended November 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2006.

SIGNIFICANT ACCOUNTING PRINCIPLES:

Basis for Consolidation
-----------------------
The condensed consolidated financial statements include the accounts of the Company and subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Earnings Per Common Share
-------------------------
Earnings per common share is presented in accordance with SFAS No. 128 "Earnings per Share." Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.

Shipping and Handling
---------------------
Shipping and handling costs billed to customers by the Company are recorded in net sales. Shipping costs incurred by the Company are recorded in cost of sales.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Stock Based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS No. 148)." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure requires that companies that continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB No. 25)" include pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied in accordance with SFAS No. 148.

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


                                                      Nine months ended Nov. 30,
                                                      --------------------------
                                                           2005          2004
                                                           ----          ----
Net income, as reported                                    $812          $219
Less: total stock based employee
compensation expense, net of tax effects                     63           120
                                                          -----         -----
Pro-forma net income/(loss)                                $749           $99
                                                          =====         =====
Reported basic earnings per common share                  $0.39         $0.11
                                                          =====         =====
Pro-forma basic earnings/(loss) per common share          $0.36         $0.05
                                                          =====         =====
Reported diluted earnings per common share                $0.36         $0.10
                                                          =====         =====
Pro-forma diluted earnings/(loss) per common share        $0.33         $0.05
                                                          =====         =====

The total fair value of the options granted during the nine months ended November 30, 2005 and 2004 was $33,000 and $215,000, respectively, determined under the fair value based method for all awards.

The weighted average estimated value of employee stock options granted during the nine months ended November 30, 2005 was $0.70 ($.96 for the nine months ended November 30, 2004). The fair value of options granted during the nine months ended November 30, 2005 and 2004 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Nine months ended Nov. 30,
                                                --------------------------
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

3.       ENVIRONMENTAL LIABILITIES:

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company contends that USEPA's claims at the five sites were discharged in the Company's prior bankruptcy proceeding and that USEPA is bound by the terms of the remediation approved under the Amended Order of Confirmation in Bankruptcy. Though USEPA was notified of the bankruptcy, had knowledge of FDEP's (as defined below) claim and participation in the bankruptcy proceeding, and was aware that USEPA had incurred response costs to investigate the properties, USEPA did not file a claim in the bankruptcy. To avoid the cost and uncertainty of litigating the issue, however, the Company has negotiated a settlement with USEPA to settle any liability at all five sites based on an ability to pay determination. The terms and conditions of the Ability-To-Pay Multi-Site Settlement Agreement ("ATP Agreement") require the Company to pay to USEPA the total sum of $74,000 during the first two years from the effective date of the ATP Agreement, and $10,000 per year or 5% of the Company's net income above $500,000 per year, whichever is greater, in years three to seven from the effective date of the ATP Agreement. The Company's net earnings over the last ten years exceeded $500,000 only once ($637,000 in FY 2001). The average over the last five years was $225,200 ($256,900 over ten years). For payment to USEPA to be above $10,000 per year, the Company's net income must exceed $700,000 per year. The ATP Agreement provides that, in consideration of the Company's obligations under the ATP Agreement, USEPA covenants not to sue or to take administrative action against the Company under CERCLA with regard to the five sites. The ATP Agreement was signed by the Company on July 28, 2005, and was circulated for signature by USEPA and the United States Department of Justice. On December 5, 2005, the USEPA published a Federal Register Notice stating that under section 122(h) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the USEPA had entered into the ATP Agreement with the Company to settle its liability at the five sites referenced above. The ATP Agreement will become effective upon receipt of written notice from USEPA that the public comment period has closed and that comments received, if any, do not require modification of or withdrawal by the United States from the Agreement. The Company expects that it will incur approximately $5,000 in legal fees in connection with finalizing the ATP Agreement.

The Company currently accrues $985,000 for environmental remediation expenses for the Port Salerno Site and Riviera Beach Site. Estimates of the Company's potential liability at these two sites is based on previous estimates provided by a consultant to the Company for the Port Salerno Site in 1993 ($727,000) and for the Riviera Beach Site in 1995 ($356,000), less payments made by the Company into cleanup escrow accounts for the two sites ($90,000) and less payments incurred by the Company for environmental testing at the Riviera Beach Site ($8,000). On October 21, 1993, a Consent Final Judgment was entered into between the Company and the Florida Department of Environmental Protection ("FDEP"), in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County Florida, in State of Florida Department of Environmental Protection v. Solitron Devices, Inc., Case No. 91-1232 CA. The Company's Fourth Amended Plan of Reorganization and the Consent Final Judgment, in part, obligated the Company to assess and remediate the Port Salerno and Riviera Beach Sites, make monthly payments to escrow accounts for each site until the sale of the sites to fund the assessment and remediation of the two sites, take all reasonable steps to sell the Port Salerno and Riviera Beach Sites and, upon the sale of the Sites, apply the net proceeds from the sales to fund such work.
                                                             `
Prior to the sale of the Port Salerno and Riviera Beach Sites, USEPA took over from FDEP as the lead regulatory agency for the assessment and remediation of the two sites. USEPA then entered into an Administrative Order on Consent with a former property owner of the Riviera Beach Site, Honeywell, Inc., which obligated Honeywell to perform a remedial investigation/feasibility study at the Riviera Beach Site. The Company made payments to the Riviera Beach escrow account until the sale of the site in 1999. Upon the sale of the Riviera Beach Site, USEPA received the net proceeds of $419,000 plus an additional amount from the Riviera Beach escrow account to offset USEPA's costs of investigation, remediation and oversight of the remedial site activities at the Riviera Beach Site. By letter dated October 29, 1999, FDEP consented to such use of the Riviera Beach escrow account and advised the Company that Honeywell's performance of remedial action at the Riviera Beach site to complete the cleanup requirements of the Consent Final Judgment will be construed by FDEP as discharging the Company's obligations under the Consent Final Judgment. USEPA has advised the Company that Honeywell continues to perform work at the Riviera Beach Site under the supervision of USEPA.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company made payments to the Port Salerno escrow account until the sale of the Port Salerno Site in 2003. Upon the sale of the Port Salerno property, the net proceeds of sale were distributed to USEPA and Martin County Environmental Services Department for the benefit of FDEP ("Martin County"), as directed by USEPA and FDEP to offset costs of investigation, remediation and oversight of the remedial site activities. At closing, FDEP executed a release of lien, including a release of the operation, force and effect of the Consent Final Judgment on the Port Salerno property sold to the buyer. FDEP also issued a Certificate of Compliance with Consent Final Judgment at closing that confirmed FDEP's consent to the sale and the distribution of the net proceeds to USEPA and Martin County. The current balance in the Port Salerno escrow account is approximately $58,000.

Performance of the remediation task at the Port Salerno site by USEPA and at the Riviera Beach site by Honeywell will effectively discharge the Company's remaining obligations under the Consent Final Judgment, provided that the final remedy at each site meets the state cleanup requirements imposed by the Consent Final Judgment, as determined by FDEP. There remains a risk that FDEP will determine at some time in the future that the final remedy approved by USEPA and implemented at either, or both of, the Port Salerno and Riviera Beach Sites do not meet the state cleanup requirements imposed by the Consent Final Judgment. If such a determination is made by FDEP, there is a risk that FDEP will require the Company to implement additional remedial action at either, or both of, the Port Salerno and Riviera Beach Sites. The risk of such determination is deemed to be remote by the Company and the amount of loss that may result from such a remote event cannot be reasonably estimated at this time.

On August 7, 2002, the Company received a Request for Information from the State of New York ("State") Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980s, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order referenced above. At NYDEC's request, the Company executed a revised Tolling Agreement with NYDEC on October 6, 2005, which provides for the tolling of applicable statutes of limitation through the earlier of February 28, 2006, or the date NYDEC institutes a suit against Solitron, for any claims associated with the Clarkstown Landfill site. The revised Tolling Agreement also prohibits, generally, NYDEC from commencing an action against any Potential Defendant in connection with the site prior to September 23, 2005. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill site. As of the date of this filing, no claims have been made.

4. EARNINGS PER SHARE:

The shares used in the computation of the Company's basic and diluted earnings per common share were as follows:

                                                                 For the three months ended      For the nine months
                                                                        November 30,              ended November 30,
                                                                        ------------              ------------------
                                                                     2005           2004           2005         2004
                                                                     ----           ----           ----         ----
Weighted average common shares outstanding                        2,145,071       2,080,315     2,099,124     2,075,791
Dilutive effect of employee stock options                           193,979          95,091       174,630        95,205
                                                                  ---------       ---------     ---------     ---------
Weighted average common shares outstanding, assuming dilution     2,339,050       2,175,406     2,273,754     2,170,996
                                                                  =========       =========     =========     =========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the nine-month period ended November 30, 2005, none of the Company's stock options were excluded from the calculation of diluted earnings per share because the average price of the common shares is greater than the exercise price of the options. For the nine month period ended November 30, 2004, 223,000 of the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

5.   INVENTORIES:

As of November 30, 2005 net inventories consist of the following:

     Raw Materials                              $1,434,000
     Work-In-Process                             1,478,000
     Finished Goods                                289,000
                                               -----------
         Gross Inventories                       3,201,000
     Reserve                                      (806,000)
                                               -----------
         Net Inventories                        $2,395,000
                                               ===========

6.   INCOME TAXES:

At November 30, 2005, the Company has net operating loss carryforwards of approximately $15,748,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for the period ended November 30, 2005 is as follows:

         Income Tax Provision at
         U.S. Statutory Rate                                       $  276,000
         State Taxes, Net of Federal Benefit                           45,000
         Utilization of Net Operating Loss Carryforward              (321,000)
                                                                   ----------

         Income Tax Provision                                      $       --
                                                                   ==========

The change in the valuation allowance on deferred tax assets is due primarily to the utilization of the net operating loss for the period ended November 30, 2005.

7.   OTHER INCOME:

The $11,000 of other income reflected in the condensed consolidated statements of income for the quarter ended November 30, 2005 consists of $10,000 of interest income on cash deposits and $1,000 of income from the extingushment of pre-petition unsecured debt.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   ACCRUED EXPENSES:

As of November 30, 2005 accrued expenses and other liabilities consist of the following:

         Payroll and related employee benefits                $ 439,000
         Other liabilities                                       52,000
                                                                 ------
                                                               $491,000

9.   COMMITMENTS AND CONTINGENCIES:

For a discussion of the Company's accrual for losses associated with environmental remediation obligations, see Note 3. With respect to the ATP Agreement discussed in Note 3, the Company currently estimates that it will pay the total sum of $74,000 during the first two years from the effective date of the ATP Agreement and $10,000 per year for years three to seven from the effective date of the ATP Agreement. Following the effective date of the ATP Agreement, the Company will reduce its accrued environmental costs to $125,000 until paid.

10.  EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers are as follows:

                                        Three  months  ended November 30,
                                        ---------------------------------
                                             2005               2004
                                             ----               ----
Export sales:
              Europe                       $  91,000        $ 105,000
Canada and Latin America                      50,000           29,000
Far East and Middle East                      19,000           17,000
United States                              1,976,000        1,758,000
                                           ---------        ---------
                                          $2,136,000       $1,909,000

Sales to the Company's top two customers accounted for 54% of net sales for the quarter ended November 30, 2005 as compared to 48% for the quarter ended November 30, 2004. Sales to Raytheon Company accounted for approximately 44% of net sales for the quarter ended November 30, 2005 and 36% for the quarter ended November 30, 2004. During the quarter ended November 30, 2005, the US Government represented approximately 10% of net sales as compared to 12% for the quarter ended November 30, 2004.

11.  SUBSEQUENT EVENTS:

On December 5, 2005, the USEPA published a Federal Register Notice stating that under section 122(h) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the USEPA has entered into a Cost Recovery Settlement with the Company to settle liability at the following Superfund
Sites: Solitron Devices Superfund Site located in Riviera Beach, Florida; Solitron Microwave Superfund Site located in Port Salerno, Florida; Petroleum Products Corporation Superfund Site located in Pembroke Park, Florida; City Industries, Inc. Superfund Site located in Orlando, Florida; and the Casmalia Resources Superfund Site located in Santa Barbara County, California. The ATP Agreement will become effective upon receipt of written notice from USEPA that the public comment period has closed and that comments received, if any, do not require modification of or withdrawal by the United States from the Agreement.

In December 2005, the Company reached an agreement with an unsecured creditor to settle approximately $194,000 of pre-petition liability for a one-time payment of $55,000. The Company will recognize the income from the extinguishment of pre-petition unsecured debt as other income in the fiscal quarter ending February 28, 2006.

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

Trends and Uncertainties:

During the three months ended November 30, 2005, the Company's book-to-bill ratio was approximately 2.02 as compared to 1.07 for the three months ended November 30, 2004, reflecting an increase in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company's products. Generally, the intake of orders over the last eighteen months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve months. The Company plans to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped should a significant slow down in the intake of orders occur. However, should order intake fall drastically below the level experienced in the last twelve to eighteen months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004:

Net sales for the three months ended November 30, 2005 increased 12% to $2,136,000 as compared to $1,910,000 for the three months ended November 30, 2004. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements. While sales were negatively affected in the week immediately following Hurricane Wilma, the Company was able to regain lost sales during subsequent weeks leading to the end of the fiscal quarter.

Cost of sales for the three months ended November 30, 2005 decreased to $1,563,000 from $1,581,000 for the comparable period in 2004. Expressed as a percentage of sales, cost of sales decreased to 73% from 83% for the same period in 2004. The cost of sales for the three months ended November 30, 2004 was higher due to increased labor costs that were necessary to maintain the Company's shipping schedules which were negatively affected by Hurricanes Francis and Jeanne and also due to expenses associated with repair and replacement of equipment damaged during the storms. Cost of sales for the three months ended November 30, 2005 were also adversely affected due to labor costs, equipment and facility repair costs and fixed expenses not offset by sales volume as a result of Hurricane Wilma.

Gross profit for the three months ended November 30, 2005 increased to $573,000 from $329,000 for the three months ended November 30, 2004. Accordingly, gross margins on the Company's sales increased to 27% for the three months ended November 30, 2005 in comparison to 17% for the three months ended November 30, 2004. This increase in gross profit is a result of higher sales for the three months ended November 30, 2005 as described above, offset by the impact of the Company's business from Hurricane Wilma.

For the three months ended November 30, 2005, the Company shipped 78,648 units as compared to 76,847 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders increased 43%, from 5,074,000 to 7,244,000, for the three months ended November 30, 2005, as compared to an increase of 3% for the three months ended November 30, 2004. Changes in backlog resulted changes in the intake of orders and in the delivery dates required by customers as well as timing differences in the awarding of contracts by the Department of Defense and its prime contractors.

The Company has experienced an increase of 110% in the level of bookings during the quarter ended November 30, 2005 as compared to an 18% decrease in bookings for the same period in 2004 principally as a result of a higher demand for its products in this period and timing differences in the awarding of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $283,000 for the three months ended November 30, 2005 from $266,000 for the comparable period in 2004. During the three months ended November 30, 2005, selling, general, and administrative expenses as a percentage of net sales decreased to 13% as compared with 14% for the three months ended November 30, 2004. Included in selling, general and administrative expenses for the three month period was an increase in wages of $12,000 as compared with the same period in 2004.

Operating income for the three months ended November 30, 2005 increased to $290,000 from $63,000 for the three months ended November 30, 2004. This increase is due mainly to a higher sales volume and lower cost of sales as described above.

The Company recorded net other income of $11,000 for the three months ended November 30, 2005 versus net other income of $4,000 for the three months ended November 30, 2004. This increase was due primarily to an increase in interest income caused by higher interest rates and higher money market account balances.

Net income for the three months ended November 30, 2005 increased to $301,000 from $67,000 for the same period in 2004. This increase was due primarily to increased sales and a lower cost of sales percentage as compared to the previous year.

Results of Operations - Nine Months Ended November 30, 2005 Compared to Nine Months Ended November 30, 2004:

Net sales for the nine months ended November 30, 2005 increased 8% to $6,250,000 as compared to $5,799,000 for the nine months ended November 30, 2004. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the nine months ended November 30, 2005 increased to $4,793,000 from $4,703,000 for the comparable period in 2004. Expressed as a percentage of sales, cost of sales decreased to 77% for the nine months ended November 30, 2005 compared to 81% for the nine months ended November 30, 2004. The dollar increase in cost of sales is attributable to higher labor and materials costs associated with the increase in sales as well as labor costs, equipment and facility repair costs and fixed expenses not offset by sales volume as a result of Hurricane Wilma.

Gross profit for the nine months ended November 30, 2005 increased to $1,457,000 from $1,096,000 for the nine months ended November 30, 2004. Expressed as a percentage of sales, gross profit increased to 23% for the nine months ended November 30, 2005 compared to 19% for the nine months ended November 30, 2004. The higher gross profit is attributable to a higher level of sales for the nine months ended November 30, 2005.

For the nine months ended November 30, 2005 the Company shipped 394,037 units as compared to 233,540 units shipped during the same period in 2004. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

The Company's backlog of open orders increased 52%, from $4,771,000 to $7,244,000, for the nine months ended November 30, 2005 as compared to a decrease of 4% for the nine months ended November 30, 2004. Changes in the backlog reflect the changes in the intake of orders and in the delivery dates required by customers as well as timing differences in the awarding of contracts by the Department of Defense and its prime contractors.

The Company has experienced an increase of 76% in the level of bookings for the nine months ended November 30, 2005 as compared to a decrease of 18% during the same period in 2004 principally as a result of a higher demand for its products in this period, which is fully attributable to timing differences in the awarding of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $819,000 for the nine months ended November 30, 2005 from $878,000 for the comparable period in 2004. During the nine months ended November 30, 2005, selling, general, and administrative expenses as a percentage of net sales decreased to 13% as compared with 15% for the nine months ended November 30, 2004. This decrease is due principally to a decrease of $57,000 in legal fees and $29,000 in accounting fees. These decreases reflect the resolution of an SEC investigation that took place in the prior fiscal year.

Operating income for the nine months ended November 30, 2005 increased to $638,000 from $218,000 for the nine months ended November 30, 2004. This increase is due primarily to a decrease in selling, general and administrative expenses as well as an increase in sales.

The Company recorded net other income of $174,000 for the nine months ended November 30, 2005 versus net other income of $1,000 for the nine months ended November 30, 2004. The increase was due primarily to a $145,000 gain on extinguishment of debt associated with the buyout of unsecured debt, with the remainder due to an increase in interest income caused by higher interest rates and higher cash balances.

Net income for the nine months ended November 30, 2005 increased to $812,000 from $219,000 for the same period in 2004. This increase is mainly due to increased sales, decreased selling, general and administrative expenses and to the gain on extinguishments of multiples of debt resulting from settlements of debt obligations associated with the buyout of unsecured debt to unsecured creditors.

Liquidity and Capital Resources:

The Company's sole source of liquidity is cash generated by ongoing operations.

The Company's liquidity continues to be adversely affected by non-recurring expenses associated with the Company's 1993 bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Form 10-KSB filed for the period ended February 28, 2005.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of November 30, 2005, the Company has paid $616,000 to its unsecured creditors. The Company`s remaining obligation is $1,370,000 (approximately 50% of the original debt) to holders of allowed unsecured claims in quarterly installments.

The Company reported a net income of $812,000 and operating income of $638,000 for the nine months ended November 30, 2005. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At November 30, 2005, February 28, 2005 and November 30, 2004 respectively, the Company had cash of $2,888,000, $2,403,000 and $1,836,000 respectively.
Reductions in inventories and prepaid expenses contributed $95,000 to the last three months' positive cash flow generated by ongoing operations.

At November 30, 2005, the Company had working capital of $3,254,000 as compared with a working capital at November 30, 2004 of $2,190,000. At February 28, 2005, the Company had a working capital of $2,416,000. The $838,000 increase for the nine months ended November 30, 2005 was due mainly to a $485,000 increase in cash resulting primarily from increased net income.

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

Specifically, this quarterly report contains forward-looking statements regarding:

o    the Company's belief regarding changes in its book-to-bill ratio;
o the Company's expectations regarding fluctuations in the general economy and variations in defense spending, and the effects of such fluctuations and variations on the intake of orders;
o    sources and availability of liquidity;
o the Company's ability to generate sufficient cash flow from operations to sustain operations;
o the Company's ability to implement effectively cost-cutting or downsizing measures;
o the Company's compliance with environmental laws, orders and investigations, the future cost of such compliance and the adequacy of the Company's accrual for environmental remediation;
o the Company's ability to make payments required under its Plan of Reorganization or otherwise to generate sufficient cash from operations or otherwise; and
o the Company's expectations of being released from certain environmental liabilities, including the Company's expectations regarding the ATP Agreement, and the Company's ability to satisfy such liabilities.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o a misinterpretation of the Company's capital needs and sources and availability of liquidity;
o a change in government regulations which hinders the Company's ability to perform government contracts;
o    inability to sustain or grow bookings and sales;
o    inability to generate sufficient cash to sustain operations;
o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
o    changes in military or defense appropriations;
o    inability to make or renegotiate payments under the Plan of Reorganization;
o    unexpected impediments affecting ability to fill backlog;
o failure of the ATP Agreement to become effective or the Company's inability to comply with the terms of the ATP agreement once effective;
o    inability to be released from environmental liabilities; and
o an increase in the expected cost of environmental compliance based on factors unknown at this time.

ITEM 3.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of November 30, 2005, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures were effective as of November 30, 2005.

There were no changes in the Company's internal control over financial reporting during the quarter ended November 30, 2005, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

The Company has negotiated an Ability-To-Pay Multi-Site Settlement Agreement ("ATP Agreement") with the United States Environmental Protection Agency ("USEPA") in connection with the Company's alleged environmental liability at five sites. The ATP Agreement would require the Company to pay to USEPA the total sum of $74,000 during the first two years from the effective date of the ATP Agreement, and $10,000 per year or 5% of the Company's net income above $500,000 per year, whichever is greater, in years three to seven from the effective date of the ATP Agreement. The ATP Agreement was signed by the Company on July 28, 2005, and is now being circulated for signature by USEPA and the United States Department of Justice and is subject to a public comment period. See Note 3 to the Company's condensed consolidated financial statements for further discussion. On December 5, 2005, USEPA published a Federal Register Notice stating that under section 122(h) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the USEPA has entered into a Cost Recovery Settlement with the Company to settle liability at the following Superfund Sites: Solitron Devices Superfund Site located in Riviera Beach, Florida; Solitron Microwave Superfund Site located in Port Salerno, Florida; Petroleum Products Corporation Superfund Site located in Pembroke Park, Florida; City Industries, Inc. Superfund Site located in Orlando, Florida; and the Casmalia Resources Superfund Site located in Santa Barbara County, California. The ATP Agreement will become effective upon receipt of written notice from USEPA that the public comment period has closed and that comments received, if any, do not require modification of or withdrawal by the United States from the Agreement.

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




                                          SOLITRON DEVICES, INC.



Date:  January 17, 2006                   By: /s/ Shevach Saraf
                                             -----------------------------------
                                             Name:   Shevach Saraf
                                             Title:  Chairman, President, Chief
                                                     Executive Officer and Chief
                                                     Financial Officer

                                  EXHIBIT INDEX




EXHIBIT NUMBER                       DESCRIPTION
--------------
31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.