Form 10KSB
period 2006-02-28
SOLITRON DEVICES INC
filed 2006-06-14
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                  For the fiscal year ended February 28, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 1-4978

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

                          Common Stock, $0.01 par value
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes [X]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                        Yes [ ]         No [X]

Issuer's revenues for its most recent fiscal year:  $8,342,000.

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of May 31, 2006, was approximately $7,956,000.

The number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2006: 2,260,049 shares of common stock, par value $.01 per share.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:
                                                       Yes [ ]          No [X]

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

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 2006 and for the fiscal year ended February 28, 2005 and (ii) contributions to the Company's total order backlog at February 28, 2006 and February 28, 2005.

                           % of Total Sales   % of Total Sales
                               for Fiscal        for Fiscal     % Backlog       % Backlog
                               Year Ended        Year Ended         at             at
                                February          February       February       February
Product                         28, 2006          28, 2005       28, 2006       28, 2005
-------                        ----------        ----------     ----------     ----------
Power Transistors                     17%               17%            12%            16%
Hybrids                               54%               60%            71%            54%
Field Effect Transistors               7%                5%             3%             6%
Power MOSFETS                         22%               18%            14%            24%
                               ----------        ----------     ----------     ----------
                                     100%              100%           100%           100%

The Company's backlog at February 28, 2006 and revenue for the year ended February 28, 2006 reflect demand for the Company's products at such date and for such period. For more information, see "Backlog". The variation in the proportionate share of each product line for each period reflects changes in demand, changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company's semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company's active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete. Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company's products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer's particular requirements. For the fiscal year ended February 28, 2006 approximately 90% of the Company's sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company's semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, and spacecraft. The Company's products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter (on Galileo) and, most recently, to Mars (on Global Surveyor and Mars Sojourner). Approximately 88% of the Company's sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 12% of sales are for non-military, scientific and industrial applications.

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

Power Transistors:

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 150A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies' (e.g., Motorola) departure from the military market. The Company also manufactures power diodes under the same military specification. Additionally, it manufactures power N-Channel and P-Channel Power MOSFET transistors and is continuously expanding that line in accordance with customers' requirements. The Company is qualified to deliver these products under MIL-PRF-19500 in accordance with JAN, JANTX and JANTXV. JAN, JANTX AND JANTXV denotes various quality military screening levels. The Company manufactures both standard and custom power transistors.

The Company has been certified and qualified since 1968 under MIL-PRF-19500 (and its predecessor) standards promulgated by the Defense Supply Center Columbus ("DSCC"). These standards specify the uniformity and quality of bipolar transistors and diodes purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for bipolar semiconductors for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-19500 requirements is important since it is a prerequisite for a manufacturer to be selected to supply bipolar semiconductors for defense-related purposes. MIL-PRF-19500 establishes specific criteria for manufacturing construction techniques and materials used for bipolar semiconductors and assures that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. The Company expects that its continued maintenance of MIL-PRF-19500 qualification will continue to improve its business posture by increasing product marketability.

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

The Company has been certified (since 1990) and qualified (since 1995) under MIL-PRF-38534 Class H (and its predecessor) standards promulgated by the DSCC. These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification under MIL-PRF-38534 Class H requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-PRF-38534 Class H establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assure that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products' performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. The Company expects that its continued maintenance of MIL-PRF-38534 Class II qualification will continue to improve its business posture by increasing product marketability.

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

ISO 9001:2000

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification. The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. During an August 2004 surveillance audit, the Company was subsequently qualified as meeting the new ISO 9001:2000 standard. During the Fiscal Year ended February 28, 2006 the Company underwent an additional surveillance audit that resulted in recertification.

FINANCIAL INFORMATION ABOUT EXPORT SALES AND MAJOR CUSTOMERS

Specific financial information with respect to the Company's export sales is provided in Note 11 to the Consolidated Financial Statements contained in Item 7 of this Annual Report.

MARKETING AND CUSTOMERS

The Company's products are sold throughout the United States and abroad primarily directly and through a network of manufacturers' representatives and distributors. The Company is represented (i) in the United States by one representative organization that operates out of 3 different locations with 3 salespeople and 1 stocking distributor organization that operates out of 6 locations with 24 salespeople and (ii) in the international market by 2 representative organizations in Israel and the United Kingdom with 4 sales people. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 28, 2006, the Company sold products to approximately 157 customers. Of these 157 customers, 51 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 28, 2006, Raytheon accounted for approximately 48% of total sales, as compared to the 46% it accounted for during the fiscal year ended February 28, 2005. The U.S. Government accounted for approximately 8% of total sales for the fiscal years ended February 28, 2005 and 2006. Other than Raytheon the Company had no customers that accounted for more than 10% of net sales during the last fiscal year. Fifteen of the Company's customers accounted for approximately 83% of the Company's sales during the fiscal year ended February 28, 2006. It has been the Company's experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. The Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business, financial condition and results of operations of the Company.

During the fiscal year ended February 28, 2006 and since that date, a substantial portion of the Company's products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company's sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities. As a result of such Congressional appropriations and significant increases in military spending in recent years, the Company had a 40% increase in net bookings during the fiscal year ended February 28, 2006 as compared to the previous year. All of the Company's contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

In recognition of the changes in global geopolitical affairs and in United States military spending, the Company is attempting to increase sales of its products for non-military, scientific and industrial niche markets, such as medical electronics, machine tool controls, satellites, telecommunications networks and other market segments in which purchasing decisions are generally based primarily on product quality, long-term reliability and performance rather than on geopolitical affairs, appropriations for military spending and product price.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 10% of the Company's net sales for the fiscal year ended February 28, 2006 as compared to 7% for the year ended February 28, 2005. All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG

The Company's order backlog, which consists of semiconductor and hybrid related open orders, more than 96% of which are scheduled for delivery within 12 months, was approximately $6,042,000 at February 28, 2006, as compared to $4,771,000 as of February 28, 2005. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2007. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bookings and Backlog."

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any succeeding period. See "Management's Discussions and Analysis of Financial Conditions - Result of Operations" for a discussion of the increase in bookings for the year ended February 28, 2006 as compared to the previous year.

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

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability, performance and service. Management believes, however, that to the extent the Company's business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, the decline in military orders and the shift in the requirement of the Defense Department whereby the use of Commercial Off The Shelf (COTS) components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to greater price erosion and foreign competition. The Company continues its efforts to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company's capabilities can offer a technological advantage to customers in the motor driver, and power supplies industries. However, there is no guarantee that the Company will be successful in this effort.

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

EMPLOYEES

At February 28, 2006, the Company had 89 employees (as compared to 91 at February 28, 2005), 60 of whom are engaged in production activities, 4 in sales and marketing, 6 in executive and administrative capacities and 19 in technical and support activities. Of the 89 employees, 85 were full time employees and 4 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for all of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company are:
Egide USA Inc., Platronics Seals, Kyocera America, Coining, IXYS, Purecoat International, Stellar Industries, and others. Because of a diminishing number of sources for components and packages in particular, and the sharp increase in the prices of metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold. Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer's needs, leading to lost revenues.

EFFECT OF GOVERNMENT REGULATION

The Company received DSCC approval to supply its products in accordance with MIL-PRF-19500, Class H of MIL-PRF-38534, and some products in accordance with Class M of MIL-PRF-38535. These qualifications are required to supply to the U.S. Government or its prime contractors. The Company expects that its continued maintenance of these qualifications will continue to improve its business posture by increasing product marketability.

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

ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency ("USEPA"), effective February 24, 2006 ("Settlement Agreement"), to resolve the Company's alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida ("Port Salerno Site"); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California "(Casmalia Site"); and City Industries Superfund Site, Orlando, Florida (collectively, the "Sites"). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron's net after-tax income over the first $500,000, if any, whichever is greater, for each year from 2008-2012. For payment to USEPA to be above $10,000 for any of these five years, the Company's net income must exceed $700,000 for such year, which has only happened twice in the past ten years (in fiscal year 2001 and fiscal year 2006). The Company accrues $50,000 for its remaining obligations under the Settlement Agreement.

In consideration of the payments made by the Company under the Settlement Agreement, USEPA agreed not to sue or take any administrative action against the Company with regard to any of the Sites. The Company has also been notified by a group of alleged responsible parties formed at the Casmalia Site ("Casmalia PRP Group") that, based on their review and lack of objection to the Settlement Agreement, the Casmalia PRP Group does not anticipate pursuing Solitron for cost recovery at the Casmalia site.

On October 21, 1993, a Consent Final Judgment was entered into between the Company and the Florida Department of Environmental Protection ("FDEP") in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida, in Case No. 92-1232 CA. The Consent Final Judgment required the Company to remediate the Port Salerno and Riviera Beach Sites, make monthly payments to escrow accounts for each Site until the sale of the Sites to fund the remediation work, take all reasonable steps to sell the two Sites and, upon the sale of the Sites, apply the net proceeds from the sales to fund the remediation work. Both Sites have been sold pursuant to purchase agreements approved by FDEP.

Prior to the sale of the Port Salerno and Riviera Beach Sites, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites. At the sale of each Site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies. In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies. The current balance in the Port Salerno Escrow Account is approximately $59,000. At present, work at the Port Salerno Site is being performed by USEPA. Work at the Riviera Beach Site is being performed by Honeywell, Inc., pursuant to an Administrative Order on Consent entered into between Honeywell and USEPA. The Company has been notified by FDEP that the performance of remediation work by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company's remediation obligations under the Consent Final Judgment.

There remains a possibility that FDEP will determine at some time in the future that the final remedy approved by USEPA and implemented at either, or both of, the Port Salerno and Riviera Beach Sites does not meet the State cleanup requirements imposed by the Consent Final Judgment. If such a final determination is made by FDEP, there is a possibility that FDEP will require the Company to implement additional remedial action at either, or both of, the Port Salerno and Riviera Beach Sites. The likelihood of such determination is deemed to be remote by the Company and the amount of loss that may result from such a remote event cannot reasonably be estimated at this time.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980's, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980's, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order referenced above. At NYDEC's request, the Company entered into a revised Tolling Agreement with NYDEC on February 18, 2006, which provides for the tolling of applicable statutes of limitation through the earlier of September 28, 2006 or the date the State institutes a suit against Solitron for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with this Site. As of the date of this filing, no such claim has been made.

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they receive 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled (for more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,083. During the fiscal year ended February 28, 2006, the Company reached agreements with several unsecured creditor under which $154,000 was paid as settlement of slightly more than $477,000 of recorded debts to unsecured creditors. Other income of approximately $284,000 from extinguishment of debt was consequently recorded. On February 28, 2006 the remaining balance was approximately $1,170,000.

Beginning on the date the Company's net after tax income exceeds $500,000, the Company is obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector Trading and Holding Corporation ("Vector"), a successor to certain assets and liabilities of the Company, and Vector's participants and successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 to Vector participants and their successors (the "Profit Participation"). As the Company earned $637,000 in the fiscal year ended February 28, 2001, net after the accrual of $15,000 for the Profit Participation, it distributed, during the fiscal year ended February 28, 2002 approximately $7,500 to its unsecured creditors and approximately $7,500 to Vector and its successors in interest as contemplated by the Plan. As net income for the fiscal years ended February 28, 2003, 2004 and 2005 did not exceed $500,000, there were no distributions related to those fiscal years. As of August 2005, this obligation expired.

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

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

                                    FISCAL YEAR ENDED        FISCAL YEAR ENDED
                                    FEBRUARY 28, 2006         FEBRUARY 28, 2005
                                    -----------------        ------------------

                                    HIGH        LOW           HIGH        LOW
                                    ----        ---           ----        ---

First Quarter                       $0.93       $0.60         $1.05       $0.69
Second Quarter                      $1.79       $0.60         $0.72       $0.38
Third Quarter                       $2.94       $1.40         $0.81       $0.56
Fourth Quarter                      $4.64       $1.52         $0.80       $0.55

As of May 31, 2006, there were approximately 1,953 holders of record of the Company's Common Stock. On May 31, 2006, the last sale price of the Common Stock as reported on the OTCBB was $3.90 per share.

Certificates representing 64,681 "old shares" of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 28, 2006. Subsequent to such stock split, these certificates now represent 6,468 shares of Common Stock, which are included in the 2,235,549 shares outstanding as of February 28, 2006 indicated in the beginning of this filing. These "old shares" have not been included in the number of shares outstanding as set forth in the Company's filings with the commission since the date of such stock split through its Annual Report on Form 10-KSB for the period ended February 28, 2006.

The Company has 173,287 shares of treasury stock in certificate form in its possession. These shares of treasury stock are not included in the number of shares issued and outstanding for the fiscal years ended February 28, 2006 and February 28, 2005.

The Company has not paid any dividends since emerging from bankruptcy and the Company does not contemplate declaring dividends in the foreseeable future. Pursuant to the Company's ability to pay its settlement proposal with USEPA, the Company agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities is agreed upon and paid in full.

During the fiscal year ended February 28, 2006, the Company did not issue any shares of its Common Stock to employees other than 159,500 shares of its common stock issued pursuant to option exercises.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

INTRODUCTION

The Company designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and MOS power transistors, power and control hybrids, junction and power MOFSET's, field effect transistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as JAN transistors, diodes and SMD voltage regulators, are sold as standard or catalog items.

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                                         (Dollars in Thousands)
                                                         Year Ended February 28,
                                                         -----------------------
                                                            2006         2005
                                                          -------      -------

Net Sales                                                 $ 8,342      $ 8,055
Cost of sales                                               6,346        6,347
Gross profit                                                1,996        1,708
Selling, general and administrative expenses                1,218        1,272
Operating income (loss)                                       778          436
Forgiveness of Debt                                         1,145            0
Imputed Interest expense on unsecured creditors claims         (2)          (9)
Interest income                                                54           21
Other, net                                                    (34)           0
Net income                                                $ 1,941      $   448

RESULTS OF OPERATIONS

2006 vs. 2005
Net sales for the fiscal year ended February 28, 2006 increased by approximately 4% to $8,342,000 versus $8,055,000 during the fiscal year ended February 28, 2005, as a result of an increase in the demand for the Company's products due to increased defense spending and economic activity, and delivery requirements by its customers, offset by the loss of five working days due to Hurricane Wilma that affected South Florida, where the Company's manufacturing facility is located.

Bookings were greater than sales by approximately 15%; thus, the backlog increased from $4,771,000 as of February 28, 2005 to $6,042,000 as of February 28, 2006. The Company has experienced an increase in the level of bookings of approximately 40% for the year ended February 28, 2006 as compared to the previous year mostly due to increases in military spending on programs the Company supports.

During the year ended February 28, 2006, the Company shipped 575,517 units as compared with 385,604 units shipped during the year ended February 28, 2005. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped might not be a reliable indicator of the Company's performance.

Cost of sales for the fiscal year ended February 28, 2006 decreased to $6,346,000 from $6,347,000 for the fiscal year ended February 28, 2005. This decrease was primarily due to higher production yields and variations in product mix for the fiscal year ended February 28, 2006. Expressed as a percentage of sales, cost of sales decreased from approximately 79% for the fiscal year ended February 28, 2005 to approximately 76% for the fiscal year ended February 28, 2006.

During the year ended February 28, 2006 the Company's gross profit was $1,996,000 (24% margin) as compared to $1,708,000 (21% margin) for the year ended February 28, 2005. The gross profit increase was due principally to the approximately 3% decrease in cost of sales percentage resulting from higher production yields and variations in product mix.

During the year ended February 28, 2006, selling, general and administrative based expenses, as a percentage of sales, were approximately 15% as compared with 16% for the year ended February 28, 2005. Selling, general and administrative expenses decreased approximately 4% to $1,218,000 for the fiscal year ended February 28, 2006 from $1,272,000 for the fiscal year ended February 28, 2005. This decrease is primarily the result of an approximate $64,000 decrease in legal fees.

Operating income for the fiscal year ended February 28, 2006 was $778,000 as compared to an operating income of $436,000 for the fiscal year ended February 28, 2005. This increase was primarily attributable to an increase in sales, a lower cost of sales percentage, and decreased selling, general and administrative based expenses.

Imputed interest expense on unsecured creditor's claims for the fiscal year ended February 28, 2006 decreased to $2,000 from $9,000 during the fiscal year ended February 28, 2005 primarily due to the lower present value of the outstanding obligation.

Interest income for the fiscal year ended February 28, 2006 increased to $54,000 from $21,000 during the fiscal year ended February 28, 2005. This increase was attributable to higher interest rates earned on cash and cash equivalents and to a higher cash and cash equivalents balance.

Net income for the fiscal year ended February 28, 2006 was $1,941,000 as compared to net income of $448,000 for the fiscal year ended February 28, 2005. This increase is attributable to higher sales, a lower percentage cost of sales, lower selling, general and administrative based expenses, and to income from extinguishments of debt as described in Part 1 in the "Environmental Liabilities" and the "Bankruptcy Proceedings" sections of this report.

LIQUIDITY AND CAPITAL RESOURCES

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. The Company anticipates that its capital expenditures will be approximately $200,000 for the next fiscal year.

During the first few fiscal years after its emergence from bankruptcy proceedings, the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on the Company's products, significant expenses associated with the reorganization proceedings, and the Company's inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 28, 2006 and February 28, 2005, the Company recorded a net income of $1,941,000 ($778,000 from operations) and $448,000 respectively.

During the pendency of the bankruptcy proceedings, all secured and unsecured claims against any indebtedness of the Company (including accrued and unpaid interest) were stayed in accordance with the Bankruptcy Code while the Company continued its operations as a debtor-in-possession, subject to the control and supervision of the Bankruptcy Court. Because these stays limit cash outflow, the Company, during the pendency of the Bankruptcy Proceedings, realized positive cash flow from ongoing operations. Since the Company emerged from Chapter 11, it has experienced positive cash flow from recurring operations; however, until the fiscal year ended February 28, 1997, overall cash flow was negative due primarily to the necessity to make payments of administrative expenses and unsecured debt payouts arising in connection with the bankruptcy proceedings.

The Company has earned operating income of approximately $778,000 for the fiscal year ended February 28, 2006. However, the Company has significant obligations arising from settlements in connection with its bankruptcy that require the Company to make substantial cash payments that cannot be supported by the current level of operations.

Based upon (i) management's best information as to current national defense priorities, future defense programs, as well as management's expectations as to future defense spending, (ii) the market trends signaling a steady level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months. However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to Commercial Off The Shelf (COTS) by the defense industry), the Company might operate at a loss during part of the next fiscal year. Thus, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in continuous negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy creditors or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that if the volume and prices of product sales remain as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term decline significantly below the level experienced during the previous fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth. The Company cannot assure you, however, that it will be able to generate sufficient liquidity to meet its operating needs now or in the future.

The Company is continuing to negotiate with the unsecured creditors in an attempt to arrive at reduced payment schedules. To date, these parties have not expressed objection to the reduced level of payments. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

At February 28, 2006 and February 28, 2005 respectively, the Company had cash and cash equivalents of $3,181,000 and $2,403,000. The cash increase was due to net cash flow from operations.

At February 28, 2006, the Company had working capital of $4,562,000 as compared with a working capital at February 28, 2005 of $2,416,000. The increase was due to an increase in cash.

See "Environmental Liabilities", "Bankruptcy Proceedings" and "Properties" in
Part I, Items 1 and 2, for more information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2006, the Company's net bookings were $9,605,000 in new orders as compared with $6,846,000 for the year ended February 28, 2005, reflecting an increase of approximately 40%. The Company's backlog increased to $6,042,000 at February 28, 2006 as compared with $4,771,000 as of February 28, 2005, reflecting a 27% increase. In the event that bookings in the long-term decline significantly below the level experienced in the period ended February 28, 2005, the Company may be required to implement serious cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. Furthermore, the Company cannot assure you that such measures would be sufficient to enable the Company to continue its business operations.

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

The Company also plans to continue its efforts in selling privately labeled commercial semiconductors and power modules and to develop appropriate strategic alliance arrangements. If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods and invest in capital (automatic assembly and test) equipment. The source of capital funding will be defined subsequent to such strategic partnership being formed. Such financing could come from equipment leasing, among other financing alternatives.

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

Our operating results may decrease due to the decline of profitability in the semiconductor industry.

Intense competition and a general slowdown in the demand for military-rated semiconductors worldwide have resulted in decreases in the profitability of many of our products. We expect that profitability for our products will continue to decline in the future. A decline in profitability for our products, if not offset by reductions in the costs of manufacturing these products, would decrease our profits and could have a material adverse effect on our business, financial condition and results of operations.

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

The terrorist attacks in 2001 created many economic and political uncertainties that have severely impacted the global economy. We experienced a decline in demand for our products since the attacks. The long-term effects of the attacks on our business and the global economy remain unknown. In addition, the potential for future terrorist attacks is creating worldwide uncertainties and makes it very difficult to estimate how quickly the economy will recover and our business will improve.

Cost reduction efforts may be unsuccessful or insufficient to improve our profitability.

During fiscal year 2006, we continued certain cost-cutting measures originally begun four years ago, and we have a plan to implement further cost-saving measures if necessary. The impact of these cost-reduction efforts on our profitability may be influenced by:

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

Rapidly changing technology and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our success in these markets depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. There can be no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or those products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technology in our product markets could have a material adverse effect on us. In light of the fact that many of our competitors have substantially greater revenues than us and that we have not spent any funds on research and development in recent years, we may not be able to accomplish the foregoing, which might have a material adverse effect on the Company, our business, prospects, financial condition or results of operations.

Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.

During the fiscal year ended February 28, 2006, fifteen customers accounted for approximately 83% of our revenues. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

Natural disasters, like those related to hurricanes, or threats or occurrences of other similar events, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability. Hurricanes have affected in the past, and may continue to affect us in the future, resulting in damage to our manufacturing facility in South Florida and our manufacturing equipment, office closures and impairing our ability to produce and deliver our products. Such events could also affect our domestic and international sales, disrupt our supply chains, primarily for raw materials and process chemicals and gases, affect the physical facilities of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that natural events have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.

We rely heavily on our proprietary technologies. Our future success and competitive position may depend in part upon our ability to obtain or maintain protection of certain proprietary technologies used in our principal products. We do not have patent protection on many aspects of our technology. Our reliance upon protection of some of our technology as "trade secrets" will not necessarily protect us from the use by other persons of our technology, or their use of technology that is similar or superior to that which is embodied in our trade secrets. Others may be able to independently duplicate or exceed our technology in whole or in part. We may not be successful in maintaining the confidentiality of our technology, dissemination of which could have material adverse effects on our business. In addition, litigation may be necessary to determine the scope and validity of our proprietary rights.

Obtaining or protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. We could become subject to lawsuits in which it is alleged that we have infringed or are infringing upon the intellectual property rights of others with or without our prior awareness of the existence of those third-party rights, if any.

If any infringements, real or imagined, happen to exist, arise or are claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We may not be successful in such efforts or such licenses may not be available under reasonable terms. Our failure to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms or the occurrence of related litigation itself could have material adverse effects on our operating results, financial condition and cash flows.

The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

Our common stock, which is traded on the over-the-counter bulletin board, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock.

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

Specifically, this annual report contains forward-looking statements regarding:

      o the Company's expectations regarding the effects of certification or qualification of the Company's products;
      o the speed of technological change and its effects on the Company's business;
      o trends in the industry, including trends concerning consolidation, customer concentration, changes in government military spending, changes in defense priorities, price pressure and competition;
      o     sources and availability of liquidity;
      o the Company's anticipated level of capital expenditures for the next fiscal year;
      o the Company's beliefs regarding its ability to generate sufficient cash flow from operations to sustain operations;
      o strategic plans to improve the Company's performance and lessen its liquidity problems in the future;
      o the Company's ability to fill its customers' scheduled backlog by February 28, 2007;
      o the Company's expectations regarding continuing to experience pricing pressures on the average selling prices for its products;
      o the Company's competitive strengths, industry reputation and the nature of its competition;
      o the Company's ability to move into new markets or to develop new products;
      o the Company's belief that its ability to produce highly reliable custom hybrids in a short period of time will give it a strategic advantage in attempting to penetrate high-end commercial markets and in selling military products complementary to those currently sold;
      o the Company's belief that it will be able to improve its capability to respond quickly to customers' needs and to deliver products in a timely manner;
      o the Company's ability to implement effectively cost-cutting or downsizing measures;
      o     the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;
      o     implementation of the Plan of Reorganization and the Company's
            ability to make payments required under the Plan of Reorganization or otherwise to generate sufficient cash from operations or otherwise;
      o expectations of being released from certain environmental liabilities and the Company's ability to satisfy such liabilities;
      o the suitability and adequacy of the Company's headquarters and manufacturing facilities; and
      o     the effects of inflation.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

      o the loss of certification or qualification of the Company's products or the inability of the Company to capitalize on such certifications and/or qualifications;
      o     unexpected rapid technological change;
      o a misinterpretation of the Company's capital needs and sources and availability of liquidity;
      o a change in government regulations which hinders the Company's ability to perform government contracts;
      o     a shift in or misinterpretation of industry trends;
      o unforeseen factors which impair or delay the development of any or all of its products;
      o     inability to sustain or grow bookings and sales;
      o inability to capitalize on competitive strengths or a misinterpretation of those strengths;
      o     the emergence of improved, patented technology by competitors;
      o     inability to protect the Company's proprietary technologies;
      o a misinterpretation of the nature of the competition, the Company's competitive strengths or its reputation in the industry;
      o inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
      o     inability to generate sufficient cash to sustain operations;
      o     inability to adequately respond to continued pricing pressure;
      o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
      o     changes in military or defense appropriations;
      o inability to make or renegotiate payments under the Plan of Reorganization;
      o     inability to move into new markets or develop new products;
      o     unexpected impediments affecting ability to fill backlog;
      o     inability to be released from certain environmental liabilities;
      o     an increase in the expected cost of environmental compliance;
      o     changes in law or industry regulation;
      o     unexpected growth or stagnation of the business;
      o any changes that render the Company's headquarters and manufacturing facilities unsuitable or inadequate to meet the Company's current needs;
      o significant fluctuations in the price and volume of trading in the Company's common stock; and
      o unforeseen effects of inflation, other unforeseen activities, events and developments that may occur in the future.

ITEM 7.     FINANCIAL STATEMENTS


Index to Consolidated Financial Statements

                                                                            Page

Reports of Independent Registered Public Accounting Firms                  23-24

Consolidated Balance Sheet as of February 28, 2006                            25

Consolidated Statements of Operations
for the years ended February 28, 2006 and February 28, 2005                   26

Consolidated Statements of Stockholders' Equity for the
years ended February 28, 2006 and February 28, 2005                           27

Consolidated Statements of Cash Flows for the years
ended February 28, 2006 and February 28, 2005                                 28

Notes to Consolidated Financial Statements                                 29-41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
And Stockholders of
Solitron Devices, Inc.

We have audited the accompanying balance sheet of SOLITRON DEVICES, INC. and SUBSIDIARIES as of February 28, 2006 and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders' deficit and cash flows for the fiscal year ended February 28, 2005, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the year ended February 28, 2005, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of SOLITRON DEVICES, INC. and SUBSIDIARIES as of February 28, 2006, and the results of its operations and its cash flows for the year then ended and in conformity with accounting principles generally accepted in the United States of America.



DeLeon & Company, P.A.
Pembroke Pines, Florida
April 28, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Solitron Devices, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flows for the year ended February 28, 2005 of Solitron Devices, Inc. and Subsidiaries. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Solitron Devices, Inc. and Subsidiaries for the year ended February 28, 2005, in conformity with U.S. generally accepted accounting principles.


                                                /s/ Goldstein Lewin & Co.
                                                Certified Public Accountants
Boca Raton, Florida
June 7, 2005

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2006


ASSETS                    (in thousands, except for share and per share amounts)
      CURRENT ASSETS:
         Cash and cash equivalents                                      $3,181
         Accounts receivable, less allowance for
            doubtful accounts of $1                                        988
         Inventories, net                                                2,570
         Prepaid expenses and other current assets                         135
                                                                        ------
            TOTAL CURRENT ASSETS                                         6,874

      PROPERTY, PLANT AND EQUIPMENT, net                                   550

      OTHER ASSETS                                                          64
                                                                        ------
            TOTAL ASSETS                                                $7,488
                                                                        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
         Accounts payable-Post-petition                                 $  513
         Accounts payable-Pre-petition, current portion                  1,170
         Accrued expenses and other current liabilities                    629
                                                                        ------
            TOTAL CURRENT LIABILITIES                                    2,312

      LONG-TERM LIABILITIES, net of current portion                         78
                                                                        ------
            TOTAL LIABILITIES                                            2,390
                                                                        ------

       COMMITMENTS & CONTINGENCIES

       STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, authorized
            500,000 shares, none issued                                     --
                                                                        -------
         Common stock, $.01 par value, authorized
            10,000,000 shares, 2,235,549 shares
            issued and outstanding, net of 173,287
            shares of treasury stock                                        22
         Additional paid-in capital                                      2,711
         Retained Earnings                                               2,365
                                                                        ------
            TOTAL STOCKHOLDERS' EQUITY                                   5,098
                                                                        ------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $7,488
                                                                        ======


    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005


                                                               2006               2005
                                                           -----------         -----------
                                                           (in thousands, except for share
                                                                and per share amounts)

Net sales                                                  $     8,342         $     8,055
Cost of sales                                                    6,346               6,347
                                                           -----------         -----------
Gross profit                                                     1,996               1,708
Selling, general and administrative expenses                     1,218               1,272
                                                           -----------         -----------
Operating income (loss)                                            778                 436
Other income (expenses):
         Forgiveness of debt                                     1,145                   0
         Interest expense on unsecured creditors claim              (2)                 (9)
         Interest income                                            54                  21
         Other, net                                                  6                   0
                                                           -----------         -----------
Income before income taxes                                 $     1,981         $       448
Provision for income taxes                                          40                  --
                                                           -----------         -----------
Net Income                                                 $     1,941         $       448
                                                           ===========         ===========

INCOME PER SHARE OF COMMON STOCK:

Basic

         Net Income per share                              $      0.92         $      0.22
                                                           -----------         -----------
Diluted
         Net Income per share                              $      0.84         $      0.21
                                                           -----------         -----------
Weighted Average shares outstanding-Basic                    2,121,382           2,075,855
                                                           ===========         ===========
Weighted Average shares outstanding-Diluted                  2,310,623           2,168,727
                                                           ===========         ===========


    The accompanying notes are an integral part of the financial statements.


                                       26

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005


                                                 Common Stock                           Retained
                                                 ------------           Additional      Earnings
                                           Number of                      Paid-in     (Accumulated
                                            Shares         Amount         Capital       Deficit)         Total
                                          ----------     ----------     ----------     ----------      ----------
                                                      (in thousands, except for number of shares)

Balance, February 29, 2004                 2,076,357     $       21     $    2,620     $      (24)     $    2,617

Fractional shares paid Cash-in-Lieu             (304)

Net Income                                        --             --             --            448             448
                                          ----------     ----------     ----------     ----------      ----------

Balance, February 28, 2005                 2,076,053             21          2,620            424           3,065

New shares issued in exchange for old
  and escheatment shares                         484

Fractional shares paid Cash-in-Lieu             (488)

New shares issued due to exercise
  of stock options                           159,500              1             91                             92

Net Income                                        --             --             --          1,941           1,941
                                          ----------     ----------     ----------     ----------      ----------
Balance, February 28, 2006                $2,235,549     $       22     $    2,711     $    2,365     $    5,098
                                          ==========     ==========     ==========     ==========      ==========


    The accompanying notes are an integral part of the financial statements.


                                       27

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005


                                                            2006         2005
                                                          -------      -------
                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 1,941      $   448
                                                          -------      -------
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation and amortization                           198          193
      Changes in operating assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                   (7)           7
         Inventories                                         (173)          18
         Prepaid expenses and other current assets             (8)          36
         Deposits                                             (12)           0
         Increase (decrease) in:
         Accounts payable-post-petition                       158          (54)
         Accounts payable-pre-petition                        362          (43)
         Accrued expenses and Other liabilities              (715)         155
         Accrued environmental expenses                      (985)          19
         Other long-term liabilities                           65          (19)
                                                          -------      -------
         Total adjustments                                 (1,117)         312
            NET CASH PROVIDED BY OPERATING ACTIVITIES         824          760
                                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES;
Purchases of property, plant and equipment                   (137)        (240)
                                                          -------      -------
            NET CASH (USED IN) INVESTING ACTIVITIES          (137)        (240)
                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES;
Proceeds from conversion of stock options                      91            0
                                                          -------      -------
            NET CASH PROVIDED BY FINANCING ACTIVITIES          91            0
                                                          -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     778          520

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR          2,403        1,883
                                                          -------      -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $ 3,181      $ 2,403
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

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits, money market accounts, and treasury bills with maturities of ninety days or less. The Company had $2,785,061 in treasury bills that mature within three months of the balance sheet date and are classified as cash equivalents.

Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established. The allowance amount was $1,000 as of February 28, 2006.

Shipping and Handling
Shipping and handling costs billed to customers are recorded in net sales. Shipping costs incurred by the Company are recorded in cost of sales.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the "first-in, first-out" (FIFO) method. The Company has not changed its inventory costing method. The Company's policy is to reserve inventory that has not had any sales or use in the past two years.

Property, Plant and Equipment
Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account. As of February 28, 2006, approximately $296,000 is subject to this risk. With respect to the trade receivables, most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within Management's expectations.

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

Stock Based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123". This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure requires that the Company continue to account for stock-based employee compensation under APB No. 25, "Accounting for Stock Issued Employees" with pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied in accordance with SFAS No. 148.

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


                                                 Fiscal Year Ended
                                                    February 28,
                                                 2006         2005
                                                -------     -------
Net income, as reported                         $ 1,941     $   448
Less: total stock based employee
compensation expense, net of tax effects             86         215
                                                -------     -------
Pro-forma net income                            $ 1,855     $   233
                                                =======     =======
Reported basic earnings per common share        $  0.92     $  0.22
                                                =======     =======
Pro-forma basic earnings per common share       $  0.87     $  0.11
                                                =======     =======
Reported diluted earnings per common share      $  0.84     $  0.21
                                                =======     =======
Pro-forma diluted earnings per common share     $  0.80     $  0.11
                                                =======     =======


The total stock-based employee compensation expense for the years ended February 28, 2006 and February 28, 2005, of $86,000 and $215,000, respectively, determined under the fair value based method for all awards, net of related tax effects, has been deducted from the pro forma net income.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

The weighted average estimated value of employee stock options granted during fiscal year 2006 was $1.40 ($0.96 in fiscal year 2005). The fair value of options granted in fiscal years 2006 and 2005 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              2006                  2005
                                             -----                 -----
          Dividend Yields                      0.0%                  0.0%
          Expected Volatility                105.9%                103.8%
          Risk-free Interest Rates             4.5%                  4.5%
          Expected Life (in years)            10.0                  10.0


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

Recent Accounting Pronouncements

No recent accounting pronouncements that affect the Company were issued.

2.  Liquidity and Petition in Bankruptcy

Liquidity

The Company has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments that cannot be supported by the current level of operations. However, the Company has projected that it will be able to generate sufficient funds to support its ongoing operations. The Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the Florida Department of Environmental Protection ("FDEP"), or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern. The Company continues to negotiate with its unsecured creditors and FDEP in an attempt to arrive at reduced payment schedules. The Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible uncertainties described above.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Petition in Bankruptcy

On January 24, 1992, the Company filed voluntary petitions under the Federal Bankruptcy Code. The Company was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code.

On August 20, 1993 the Company's Plan of Reorganization, as amended and modified (the "Plan"), was confirmed by the Bankruptcy Court and the Company emerged from bankruptcy on August 30, 1993. On July 12, 1996 the Bankruptcy Court officially closed the case.

      (a) Pursuant to the Plan of Reorganization, the Company is required to make quarterly payments to holders of unsecured claims until they receive 35% of their pre-petition claims over a period of ten years beginning in approximately May 1995. However, due to negotiations between the parties, the unsecured creditors agreed to a reduced payment schedule and the Company agreed to make payments until its obligations are fulfilled. At February 28, 2006, the Company is currently scheduled to pay approximately $1,170,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 28, 2006, the amount due to holders of allowed unsecured claims is accrued as a current pre-petition liability.

      (b) Beginning on the later of (i) the payment of all administrative claims and all unsecured claims, but not later than 18 months after the Effective Date (August 30, 1993) and (ii) the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector Trading and Holding Corporation ("Vector"), 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector. This obligation expired as of August 2005.

      (c) Under the Plan, the Company is required to remediate its former non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida. The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. The Riviera Beach Property was sold on October 12, 1999 by the Company. Under the terms of the sale, USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Port Salerno (formerly occupied by Solitron Microwave) property was sold on March 17, 2003. Under the terms of the sale, USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds). Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the property, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995: (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 28, 2006, the Company has deposited $90,000 into the escrow accounts. As of February 28, 2006, approximately $58,000 remains in the Port Salerno escrow account.

      (d) The Company has paid all of the allowed administrative claims and allowed wage claims since August 1993.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Plan provided for the distribution of common stock of the Company such that, post-petition, the Company's common stock would be held as follows:

              Party-In-Interest                                    Common Stock
              ------------------                                   ------------
              Vector                                                      25%
              Unsecured Creditors                                         40%
              Company's President                                         10%
              Pre-Petition Stockholders                                   20%
              Reserved for future issuance under an
                 employee stock incentive plan to be issued based
                 upon the terms and conditions of the plan at the
                 discretion of the Board of Directors                      5%
                                                                       ------
                                                                         100%

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

3. Earnings Per Share

The shares used in the computation of the Company's basic and diluted earnings per common share were as follows:

                                                                                  Fiscal Year Ended
                                                                                     February 28,
                                                                                  2006          2005
                                                                                ---------    ---------
Weighted average common shares outstanding                                      2,121,382    2,075,855
Dilutive effect of employee stock options                                         189,241       92,872
                                                                                ---------    ---------
Weighted average common shares outstanding, assuming dilution                   2,310,623    2,168,727
                                                                                =========    =========

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For fiscal year 2006, none of the Company's outstanding stock options (245,000 in fiscal year 2005) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

4. Inventories

As of February 28, 2006, inventories consist of the following:

        Raw Materials                                       $ 1,549,000
        Work-In-Process                                       1,509,000
        Finished Goods                                          460,000
                                                            -----------
             Gross Inventory                                  3,518,000
        Reserve                                                (948,000)
                                                            -----------
              Net Inventory                                 $ 2,570,000
                                                            ===========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Property, Plant and Equipment

As of February 28, 2006, property, plant, and equipment consist of the following:

                                                              Estimated
                                                              Useful Life
                                                              -----------
         Leasehold Improvements           $   166,000           5 years
         Machinery and Equipment            1,412,000           5 years
                                          -----------
                                            1,578,000
         Less Accumulated Depreciation
               And Amortization             1,028,000
                                          -----------
                                          $   550,000
                                          ===========

Depreciation and amortization expense was $198,000 and $193,000 for 2006 and 2005 respectively, and is included in Cost of Sales in the accompanying Statements of Operations.

6. Accrued Expenses

As of February 28, 2006 accrued expenses and other liabilities consist of the following:

         Payroll and related employee benefits                $ 494,000
         Property taxes                                           7,000
         Environmental liabilities                               37,000
         Other liabilities                                       91,000
                                                              ---------
                                                              $ 629,000
                                                              =========

7. Other Long-Term Liabilities

As of February 28, 2006, other long-term liabilities consist of the following items:

                       Environmental liability             $ 78,000
                                                           ========


Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

                        Fiscal Year Ending February 28/29            Amount
                        ---------------------------------            ------
                                       2008                          28,000
                                       2009                          10,000
                                       2010                          10,000
                                       2011                          10,000
                                       2012                          10,000
                                    Thereafter                       10,000
                                                                     ------
                                      Total                         $78,000
                                                                    =======


Imputed interest expense for fiscal years ended February 28, 2006 and February 28, 2005 amounted to $2,000 and $9,000 relating to accounts payable - pre-petition. Such pre-petition payables were scheduled to be paid by May 2005 at the end of ten years based on the payment schedules set by the court and carried imputed interest to that date. The Company was not able to meet the payment plan and agreed to a lower amount after negotiating with the creditor committees. As a result of such agreement, the amounts due to pre-petition creditors has been classified as a current liability and no further imputed interest has been calculated.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Income Taxes

At February 28, 2006, the Company has net operating loss carryforwards of approximately $14,027,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes are comprised of the following at February 28, 2006:

               Deferred tax assets:
               Loss carryforwards                         $  5,278,000
               Allowance for doubtful accounts                   1,000
               Inventory allowance                           3,790,000
               Section 263A capitalized costs                1,007,000
               Other                                            30,000
                                                          ------------
               Total deferred tax assets                    10,106,000
               Valuation allowance                          (9,904,000)
                                                          ------------
               Net deferred tax assets                         202,000
                                                          ------------

               Deferred tax liabilities:
               Depreciation                                    202,000
                                                          ------------
               Total deferred tax liabilities                  202,000
                                                          ------------
               Total net deferred taxes                   $         --
                                                          ============

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the year ending February 28, 2006.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for fiscal year ended February 28, 2006 is as follows:

                                                          2006           2005
                                                       ---------      ---------
Income Tax Provision at
U.S. Statutory Rate                                    $ 674,000      $ 152,000
State Taxes, Net of Federal Benefit                       72,000         16,000
Alternative Minimum Taxes                                 40,000             --
                                                       ---------      ---------
Utilization of Net Operating Loss Carryforward          (746,000)      (168,000)
                                                       ---------      ---------
Income Tax Provision                                   $  40,000      $      --
                                                       =========      =========

9. Stock Options

The Company's 2000 Stock Option Plan provided that stock options are valid for ten years and vest in twelve months after the award date unless otherwise stated in the option awards.

On January 23, 2006 the Board of Directors granted Stock options to certain key employees and directors. The options, which become vested on January 23, 2007, were for a total of 14,700 shares and the exercise price was fixed at $3.95 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through January 23, 2016.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 16, 2005 the Board of Directors granted Stock options to certain key mployees and directors. The options, which became vested on May 15, 2006, were for a total of 47,000 shares and the exercise price was fixed at $0.75 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 15, 2015.

On May 17, 2004 the Board of Directors granted Stock options to certain key employees and directors. The options, which became vested on May 16, 2005, were for a total number of 47,500 shares and the exercise price was fixed at 1.05 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 16, 2014.

On May 17, 2004 the Board of Directors awarded the Company's President options totaling 175,636 shares, which are fully vested. The exercise price of these options was fixed at $1.05 per share (the closing price on the Over-The-Counter Bulletin Board at the time of the grant).

In December 2000 another grant equal to 10% of the outstanding shares (245,624) was made to the Company's President at the exercisable price of $0.40 per share. Fifty percent (50%) of the total number of shares is immediately exercisable and the other 50% vests in five equal installments over the following five years. All of these options are now fully vested.

Because the determination of the fair value of all options is based on the assumptions described earlier in Note 1 and, because additional option grants are expected to be made each year, the pro-forma disclosures are not representative of pro-forma effects on reported net income or loss for future years.

Below is a summary of the Company's Stock Option Activity:

                                                             Weighted
                                           Options            Average
                                         Outstanding      Exercise Price
                                         -----------      --------------
Balance, February 29, 2004                   385,624      $        0.438
              Granted                        223,136      $        1.050
              Expired or Cancelled            (6,500)     $        2.215
                                         -----------      --------------

Balance, February 28, 2005                   602,260      $        0.646
              Granted                         47,000      $        0.750
              Granted                         14,700      $        3.950
              Exercised                     (159,500)     $        0.580
              Expired or Cancelled            (8,000)     $        0.682
                                         -----------      --------------

Balance, February 28, 2006                   496,460      $        0.774
                                         ===========      ==============

The weighted average fair value of options granted during the year ended February 28, 2006 and February 28, 2005 were $1.40 and $.96 respectively.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding and exercisable at February 28, 2006:

                       Options Outstanding                   Exercisable Options
                       -------------------                   -------------------
                                                  Weighted              Weighted
                       Number of     Remaining     Average               Average
      Range of        Outstanding   Contractual   Exercise              Exercise
  Exercise Prices       Options        Life        Price     Number      Price
  ---------------       -------        ----        -----     ------     -------
$ 0.400     $ 0.400     254,624      5 years      $ 0.400    254,624    $ 0.400
$ 0.670     $ 0.670       1,500      4 years      $ 0.670      1,500    $ 0.670
$ 1.050     $ 1.050     179,636      9 years      $ 1.050    179,636    $ 1.050
$ 0.75      $ 0.75       46,000      10 years     $ 0.750          0    $ 0.750
$ 3.950     $ 3.950      14,700      10 years     $ 3.950          0    $ 3.950
                         ------                                    -

                        496,460                   $ 0.774    435,760    $ 0.669
                        =======                   =======    =======    =======


10.  Employee Benefit Plans

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2006 and February 28, 2005.

11. Export Sales and Major Customers

Revenues from domestic and export sales to unaffiliated customers are as follows:

                                                Year Ended         Year Ended
                                                February 28,      February 28,
                                                    2006              2005
                                                -----------       ------------
Export sales:
              Europe                             $  678,000       $  298,000
              Canada and Latin America              125,000          215,000
              Far East and Middle East               73,000           60,000
United States                                     7,466,000        7,482,000
                                                 ----------       ----------
                                                 $8,342,000       $8,055,000
                                                 ==========       ==========


Sales to the Company's top two customers accounted for 56% of net sales for the year ended February 28, 2006 as compared with 54% of the Company's net sales for the year ended February 28, 2005. Sales to Raytheon Company accounted for approximately 48% of net sales for the year ended February 28, 2006 and 46% for the year ended February 28, 2005. During the fiscal years ended February 28, 2005 and 2006, the US Government represented approximately 8% of net sales.

12. Major Suppliers

Purchases from the Company's two top suppliers accounted for 20% of total purchases of production materials for the year ended February 28, 2006 compared with 31% of the Company's total purchases of production materials for the year ended February 28, 2005.

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

At a meeting of the Compensation Committee on January 23, 2006, the Committee approved an increase to the President's salary to $280,000, effective March 1, 2006.

At a meeting of the the Compensation Committee on June 5, 2006, the Committee also approved a bonus payment for the Company's President in the amount of $104,000 for the fiscal year ended February 28, 2006.

The President's employment agreement stipulates, in Article 2.2, "Option to Extend", that the contract is automatically extended for one year periods unless a notice is given by either party one year prior to the yearly anniversary.

Upon execution of the agreement, the President received a grant of options to purchase ten percent (10%) of the outstanding shares of the Company's common stock, par value $.01 calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the Company's common stock on the NASDAQ Over-the-Counter Bulletin Board (the "OTCBB") on the date of the grant ($0.40). Fifty percent (50%) of the Initial Stock Options granted are vested immediately upon grant. The remaining fifty percent (50%) of the Initial Stock Options will vest in equal amounts on each of the first five anniversaries of the date of grant. As of February 28, 2006, these options are now fully vested.

These stock options are in addition to, and not in lieu of or in substitution for, the Stock Options (the "1992 Stock Options") granted to the President pursuant to the Incentive Stock Option Plan Agreement dated October 20, 1992 under Solitron Devices, Inc. 1987 Stock Option Plan between the Company and the President.

Environmental Compliance:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency ("USEPA"), effective February 24, 2006 ("Settlement Agreement"), to resolve the Company's alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida ("Port Salerno Site"); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California "(Casmalia site"); and City Industries Superfund Site, Orlando, Florida (collectively, the "Sites"). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron's net after-tax income over the first $500,000, if any, whichever is greater, for each year from 2008-2012. For payment to USEPA to be above $10,000 for any of these five years, the Company's net income must exceed $700,000 for such year, which has only happened twice in the past ten years (in fiscal year 2001 and fiscal year 2006). The Company accrues $50,000 for its remaining obligations under the Settlement Agreement.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In consideration of the payments made by the Company under the Settlement Agreement, USEPA agreed not to sue or take any administrative action against the Company with regard to any of the Sites. The Company has also been notified by a group of alleged responsible parties formed at the Casmalia Site ("Casmalia PRP Group") that, based on their review and lack of objection to the Settlement Agreement, the Casmalia PRP Group does not anticipate pursuing Solitron for cost recovery at the Casmalia site.

On October 21, 1993, a Consent Final Judgment was entered into between the Company and the Florida Department of Environmental Protection ("FDEP") in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida, in Case No. 92-1232 CA. The Consent Final Judgment required the Company to remediate the Port Salerno and Riviera Beach Sites, make monthly payments to escrow accounts for each Site until the sale of the Sites to fund the remediation work, take all reasonable steps to sell the two Sites and, upon the sale of the Sites, apply the net proceeds from the sales to fund the remediation work. Both Sites have been sold pursuant to the purchase agreements approved by FDEP.

Prior to the sale of the Port Salerno and Riviera Beach Sites, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites. At the sale of each Site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies. In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies. The current balance in the Port Salerno Escrow Account is approximately $59,000. At present, work at the Port Salerno Site is being performed by USEPA. Work at the Riviera Beach Site is being performed by Honeywell, Inc., pursuant to an Administrative Order on Consent entered into between Honeywell and USEPA. The Company has been notified by FDEP that the performance of remediation work by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company's remediation obligations under the Consent Final Judgment.

There remains a possibility that FDEP will determine at some time in the future that the final remedy approved by USEPA and implemented at either, or both of, the Port Salerno and Riviera Beach Sites does not meet the State cleanup requirements imposed by the Consent Final Judgment. If such a final determination is made by FDEP, there is a possibility that FDEP will require the Company to implement additional remedial action at either, or both of, the Port Salerno and Riviera Beach Sites. The likelihood of such determination is deemed to be remote by the Company and the amount of loss that may result from such a remote event cannot reasonably be estimated at this time.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980's, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980's, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order referenced above. At NYDEC's request, the Company entered into a revised Tolling Agreement with NYDEC on February 18, 2006, which provides for the tolling of applicable statutes of limitation through the earlier of September 28, 2006 or the date the State institutes a suit against Solitron for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with this Site. As of the date of this filing, no such claim has been made.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

In 2001, the Company entered into a lease agreement for its production facility. The lease has a 10-year term, which expires in the year 2011 and has no option to renew under current terms. The lease is subject to escalations based on operating expenses. Future minimum lease payments for all non-cancelable operating leases are as follows:

           Fiscal Year Ending February 28/29                         Amount
           ---------------------------------                       ----------
                         2007                                         427,000
                         2008                                         439,000
                         2009                                         452,000
                         2010                                         466,000
                         2011                                         481,000
                      Thereafter                                      411,000
                                                                   ----------
                         Total                                     $2,676,000
                                                                   ==========

Total rent expense was $385,000 for the year ended February 28, 2006 as compared with $419,000 for the year ended February 28, 2005. These figures include rental of storage space, which is made on a month-to-month basis.

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

14. Other Income

During the year ended February 26, 2006, the Company settled $477,000 of debt obligations to unsecured creditors at a discount. The Company recognized $284,000 of other income as a result of the settlement. Also during the year ended February 28, 2006, the Company entered into an Ability to Pay Agreement with the USEPA. The Company recognized $861,000 of other income as a result of the settlement. This $1,145,000 of other income is reflected in the Consolidated Statements of Operations for the year ended February 28, 2006.

15.  Material Event

As a result of Hurricane Wilma, the Company's operations were suspended for five days. However, the Company was able to regain lost sales during subsequent weeks leading to the end of the third fiscal quarter.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8A. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of February 28, 2006, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

At a meeting of the Compensation Committee on January 23, 2006, the Committee approved an increase to the President's annual salary to $280,000, effective March 1, 2006.

At a meeting of the Compensation Committee on June 5, 2006, the Committee also approved a bonus payment for the Company's President in the amount of $104,000 for the fiscal year ended February 28, 2006.

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

                     Year
                                                          First       Term As
                                                          Became      Director
Name                 Age   Position with Solitron         Director    Expires(1)
----                 ---   ----------------------         --------    ----------

Shevach Saraf        63    Chairman of the Board,         1992        Expired
                           Chief Executive Officer,
                           President, Chief Financial
                           Officer and Treasurer

Dr. Jacob A. Davis   69    Director                       1996        Expired

Mr. Joseph Schlig    78    Director                       1996        Expired


1) The term of each Director has expired. Each Director shall continue in office until his successor is elected at the next annual meeting of stockholders.

Mr. Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992, Chairman of the Board since September 1993 and Chief Financial Officer since 2000. He has 44 years experience in operations and engineering management with electronics and electromechanical manufacturing companies.

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

Dr. Jacob (Jay) A. Davis was elected a Director of the Company on August 26, 1996. From 1995 to 1999, he was Vice President of Business Planning and Finance for AET, Inc, a developing, Melbourne, Florida based software company. In 1994 and 1995, he was Visiting Professor in Engineering Management at Florida Institute of Technology. He was Vice-Chairman of the Brevard SCORE Chapter and devotes significant time to counseling with local businesses. He is an active member of the International Executive Service Corps (IESC) serving in South Russia during May and June of 1996.

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

Prior to 1985, Mr. Schlig had many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon. Mr. Schlig has also operated several small/medium size companies in both the public and private sectors. He also served as a director of the Trumbull Technology Foundation, and a Director of the MIT Enterprise Forum of Connecticut and currently serves as a director of the Bridgeport Economic Development Corporation. He was an alternate member of the Board of Finance of the Town of Trumbull, Connecticut.

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

CODE OF ETHICS

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 28, 2006, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were complied with, except that Messrs. Davis and Schlig inadvertently failed to report one transaction.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the Company's Chief Executive Officer for the fiscal years ended February 28, 2006 and 2005, and February 29, 2004. The Company has no other named executive officers.

                                            Annual Compensation             Long-Term Compensation
                                            -------------------             ----------------------
Name and                                                    Other Annual     Securities Underlying
Principal Position             Year   Salary($)  Bonus($)   Compensation($)       Options (#)
------------------             ----   ---------  --------   --------------        -----------
Shevach Saraf                  2006   252,695     103,554    25,174 (1)                  -0-
   Chairman of the Board,      2005   211,987      34,921    26,102 (1)              175,636
   Chief Executive Officer,    2004   205,338          -0-   21,814 (1)                  -0-
   President, Chief
   Financial Officer
   and Treasurer

---------
(1)Life, Disability, & Medical Insurance premiums plus personal car expenses


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION VALUES TABLE

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 2006 held by the Company's Chief Executive Officer.


                                                           Number of Securities           Value of Unexercised In-
                             Shares                    Underlying Unexercised Options     The-Money Options At
                            Acquired on                   at Fiscal Year-End (#)          Fiscal Year-End ($) (1)
                            Exercise        Value      ------------------------------------------------------------
Name                          (#)         Realized ($) Exercisable     Unexercisable   Exercisable  Unexercisable
--------------------------------------- -------------- -------------- ---------------- ------------ --------------
Shevach Saraf                  -0-            -          430,260            -0-        $1,692,929      -0-

(1) Based on the closing price of the Company's common stock on February 28, 2006 of $4.60.

Director Compensation

Each director who is not employed by the Company receives $1,500 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company.

The Chairmen of the Audit and Compensation Committees receive $1,500 per quarter for their additional duties and responsibilities.

Total fees paid to all directors for attendance at Board and committee meetings amounted to $21,000 for the fiscal year ended February 28, 2006.

Employment Agreement

In December 2000, the Company entered into a five-year employment agreement with its President and CEO. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of the Company's pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, "pre-tax income" shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonus paid to employee. The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year.

The employment agreement stipulates that the contract is automatically extended for one-year periods unless a notice is given by either party one year prior to the yearly anniversary.

Upon execution of the agreement, the President received a grant to purchase ten percent (10%) of the outstanding shares of the Company's common stock, par value $.01 calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the company's common stock on the NASDAQ Over-the-Counter Bulletin Board (the "OTCBB") on the date of the grant ($0.40). Fifty percent (50%) of the initial stock options granted are vested immediately upon grant. The remaining fifty percent (50%) of the initial stock options vest in equal amount on each of the first five anniversaries of the date of grant. All of these options are now fully vested.

These stock options are in addition to, and not in lieu of or in substitution for, the Stock Options (the "1992 Stock Options") granted to the President pursuant to the Incentive Stock Option Plan Agreement dated October 20, 1992 under Solitron Devices, Inc. 1987 Stock Option Plan between the Company and the President.

At a meeting of the Compensation Committee on January 23, 2006, the Committee approved an increase to the President's annual compensation to $280,000, effective March 1, 2006.

The President of the Company may also participate in the Company's 2000 Stock Option Plan, the Company's deferred Compensation Plan and the Company's Employee 401-K and Profit Sharing Plan (the "Profit Sharing Plan"). During the fiscal year ended February 28, 2006, no amounts were deferred by executive officers under the Company's deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of May 31, 2006 by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

                                    Number of Shares           Percentage of
           Name and Address      Beneficially Owned (1)   Outstanding Shares (1)
           ----------------      ----------------------   ----------------------

Shevach Saraf
3301 Electronics Way                    651,415(2)                24.44%
West Palm Beach, FL 33407

Dr. Jacob Davis
370 Franklyn Avenue                       8,000(2)                   *
Indialantic, FL  32903

Joseph Schlig
129 Mayfield Drive                        8,000(2)                   *
Trumbull, CT  06611

All Executive Officers and
Directors as a Group (3 persons)        667,415(2)                24.56%

John Stayduhar Revocable Trust          169,232(3)                 7.57%
c/o Boyes & Farina, P.A.
1601 Forum Place, Suite 900
West Palm Beach, FL   33401

John Farina                             116,000(4)                 5.18%
Boyes & Farina, P.A.
1601 Forum Place, Suite 900
West Palm Beach, FL  33401

Alexander C. Toppan                     138,830(5)                 6.21%
40 Spectacle Ridge Road
South Kent, CT  06785

Steven T. Newby                         114,000(6)                 5.10%
12716 Split Creek Court
North Potomac, MD  20878

*  Less than 2%

      (1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

      (2) Includes shares that may be acquired upon exercise of options that are exercisable within sixty (60) days in the following amounts: Mr. Saraf - 432,260 shares; Mr. Schlig - 0 shares; Dr. Davis - 8,000 shares.

      (3) This number is based solely on the Form 4 filed with the Commission on January 31, 2006.

      (4) This number is based solely on the Form 4 filed with the Commission on February 24, 2006.

      (5) This number is based solely on the Schedule 13G filed with the Commission on January 20, 2006.

      (6) This number is based solely on the Schedule 13G filed with the Commission on February 14, 2006.

                             EQUITY COMPENSATION PLAN INFORMATION

---------------------------------- ------------------------ --------------------- -------------------------
                                                                                     Number of securities
                                    Number of securities      Weighted-average     remaining available for
                                      to be issued upon      exercise price of      future issuance under
                                         exercise of            outstanding       equity compensation plans
                                    outstanding options,     options, warrants      (excluding securities
           Plan Category             warrants and rights         and rights        reflected in column (a)
---------------------------------- ------------------------ --------------------- -------------------------
                                             (a)                    (b)                      (c)
---------------------------------- ------------------------ --------------------- -------------------------
Equity compensation plans approved            0                      -                        -
by security holders
---------------------------------- ------------------------ --------------------- -------------------------
Equity compensation plans not              496,460                 $0.774                  203,540
approved by security holders
---------------------------------- ------------------------ --------------------- -------------------------
             Total                         496,460                 $0.774                  203,540
---------------------------------- ------------------------ --------------------- -------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              None


                                  47

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

10.5 Reduction in Space and Rent Agreement dated November 1, 2001 between Solitron Devices, Inc. and Technology Place, Inc.

10.6 Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company's Form 10-K for the year ended February 28, 2001)

10.7* Ability to Pay Multi-Site Settlement Agreement, effective as of February 24, 2006, between Solitron Devices, Inc. and the United States Environmental Protection Agency.

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

31* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


               * Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for the years ended February 28, 2005 and February 28, 2006, by its former accounting firms, Berkovits, Lago & Co. ("BL&C"), Goldstein Lewin & Co. ("GL&C"), and by its current accounting firm, DeLeon & Company ("DL&C") are as follows:

Audit Fees: The aggregate fees for professional services rendered by BL&C in connection with reviews of the Company's quarterly financial statements (Form 10-QSB) for the year ended February 28, 2005 were approximately $20,000. The aggregate fees for professional services rendered by GL&C in connection with (i) the audit of our annual financial statements (Form 10-KSB), and (ii) a review of our quarterly financial statements (Form 10-QSB) for the year ended February 28, 2005 and and the quarter ended May 31, 2005 were approximately $42,000 and $6,000 respectively. The aggregate fees for professional services rendered by DL&C in connection with (i) the audit of our annual financial statements (Form 10-KSB), and (ii) reviews of our quarterly financial statements (Form 10-QSB) for the years ended February 28, 2005 and February 28, 2006, were approximately $0 and $41,000 respectively.

Audit Related Fees: The aggregate fees for professional services rendered by BL&C for audit-related services in connection with special procedures for the year ended February 28, 2005 were $9,000. There were no other fees paid for audit-related services for the years ended February 28, 2005 and 2006.

Tax Fees: The aggregate fees for professional services rendered by GL&C and DL&C for tax compliance and tax advice for the years ended February 28, 2005 and February 28, 2006 were approximately $4,000 and $5,000 respectively. There were no other fees paid for tax services for the years ended February 28, 2005 and 2006.

All Other Fees: The aggregate fees for professional services rendered by BL&C for tax compliance and tax advice for the year ended February 28, 2005 were $11,000. There were no other fees paid for professional services that were not included in audit fees, audit-related fees and tax fees for the years ended February 28, 2005 and February 28, 2006.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services.

The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case by case basis, any audit or permitted non-audit service proposed to be performed previously by BL&C and GL&C and currently by DL&C in advance of the performance of such service. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed previously by BL&C and GL&C and currently by DL&C. In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services currently performed by DL&C is consistent with maintaining DL&C's status as our current independent auditors.

Consistent with these policies and procedures, the Audit Committee approved all of the services previously rendered by BL&C and GL&C and currently rendered by DL&C during the year ended February 28, 2006, as described above.

                              SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    SOLITRON DEVICES, INC.

                                    /s/ Shevach Saraf
                                    ----------------------------------------
                                    By: Shevach Saraf
                                    Title: Chairman of the Board, President,
                                           Chief Executive Officer,
                                           Treasurer and
                                           Chief Financial Officer

                                    Date: June 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                     Title                               Date


/s/ Shevach Saraf                                                 June 14, 2006
------------------------                                       ----------------
Shevach Saraf                 Chairman of the Board,
                              President, Chief
                              Executive Officer, Treasurer
                              and Chief Financial Officer.


/s/ Jacob Davis                                                   June 14, 2006
------------------------                                       ----------------
Jacob Davis                   Director



/s/ Joseph Schlig                                                 June 14, 2006
------------------------                                       ----------------
Joseph Schlig                 Director

EXHIBIT INDEX

EXHIBIT           DESCRIPTION

10.7* Ability to Pay Multi-Site Settlement Agreement, effective as of February
      24, 2006, between Solitron Devices, Inc. and the United States Environmental Protection Agency.

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