Form 10QSB
period 2006-05-31
SOLITRON DEVICES INC
filed 2006-06-27
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2006

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


                                 (561) 848-4311
                      (Issuer's telephone number, including
                                   area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes |_|  No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 23, 2006: 2,260,049

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION
------------------------------

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet                               3
         May 31, 2006

         Condensed Consolidated Statements of Income                        4
         Three Months Ended May 31, 2006 and 2005

         Condensed Consolidated Statements of Cash Flows                    5
         Three Months Ended May 31, 2006 and 2005

         Notes to Condensed Consolidated Financial Statements              6-11


Item 2.  Management's Discussion and Analysis of Financial Condition      12-15
         and Results of Operations

Item 3.  Controls and Procedures                                           15


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits                                                          16

Signatures                                                                 17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                            (Unaudited, in thousands)

                                                                                  May 31, 2006
                                                                                  ------------
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                                  $      3,119
       Accounts receivable, less allowance for doubtful accounts of $1                     983
       Inventories, net                                                                  2,516
       Prepaid expenses and other current assets                                           192
                                                                                  ------------
          TOTAL CURRENT ASSETS                                                           6,810

    PROPERTY, PLANT AND EQUIPMENT, net                                                     569

    OTHER ASSETS                                                                            45
                                                                                  ------------

          TOTAL ASSETS                                                            $      7,424
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accounts payable - Post-petition                                           $        464
       Accounts payable - Pre-petition, current portion                                  1,163
       Accrued expenses and other current liabilities                                      654
                                                                                  ------------
            TOTAL CURRENT LIABILITIES                                                    2,281

    LONG TERM LIABILITIES, net of current portion                                           78
                                                                                  ------------

          TOTAL LIABILITIES                                                              2,359
                                                                                  ------------

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized 500,000 shares, none issued              -0-
      Common stock, $.01 par value, authorized 10,000,000 shares, 2,260,049
      shares issued and outstanding, net of 173,287 shares of treasury stock                22
      Additional paid-in capital                                                         2,731
      Retained earnings                                                                  2,312
                                                                                  ------------

          TOTAL STOCKHOLDERS' EQUITY                                                     5,065
                                                                                  ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      7,424
                                                                                  ============

               The accompanying notes are an integral part of the
                             financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MAY 31,
                           --------------------------
        (Unaudited, in thousands except for share and per share amounts)

                                                       2006            2005
                                                    -----------    -----------

NET SALES                                           $     1,901    $     2,103
Cost of sales                                             1,697          1,614
                                                    -----------    -----------

Gross profit                                                204            489

Selling, general and administrative expenses                288            271
                                                    -----------    -----------

Operating (loss)/income                                     (84)           218
                                                    -----------    -----------

OTHER INCOME (EXPENSE)
    Other income, net                                        --             64
    Interest income                                          31             13
    Interest expense on unsecured creditors claim            --             (3)
                                                    -----------    -----------
Other income (expense), net                                  31             74
                                                    -----------    -----------

Net (loss)/income                                   $       (53)   $       292
                                                    ===========    ===========

(LOSS)/INCOME PER SHARE: Basic                      $     (0.02)   $      0.14
                                                    -----------    -----------
                       : Diluted:                   $     (0.02)   $      0.13
                                                    -----------    -----------

WEIGHTED AVERAGE
 SHARES OUTSTANDING: Basic                            2,194,126      2,076,053
                                                    ===========    ===========
                   : Diluted                          2,433,196      2,187,561
                                                    ===========    ===========


               The accompanying notes are an integral part of the
                             financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MAY 31,
                           --------------------------
                            (Unaudited, in thousands)

                                                                     2006       2005
                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)/income                                              $   (53)   $   292
         Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                46         46
         Changes in operating assets and liabilities:
           (Increase) Decrease in:
           Accounts receivable                                           5         91
           Inventories                                                  54        (19)
           Prepaid expenses and other current assets                   (57)       (14)
           Other assets                                                 19
           Increase (Decrease) in:
           Accounts payable - Post-petition                            (49)        11
           Accounts payable - Pre-petition                              (7)       682
           Accrued  expenses and other current liabilities              25       (769)
           Other long-term liabilities                                  --        (13)
                                                                   -------    -------
           NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (17)       307
                                                                   -------    -------

      CASH FLOW FROM INVESTING ACTIVITIES:
           Purchases of property, plant and equipment                  (65)       (26)
                                                                   -------    -------
                     NET CASH (USED IN) INVESTING ACTIVITIES           (65)       (26)
                                                                   -------    -------

      CASH FLOW FROM FINANCING ACTIVITIES:
           Exercise of stock options                                    20         --
                                                                   -------    -------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES          20         --
                                                                   -------    -------

      NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS             (62)       281

      CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD           3,181      2,403
                                                                   -------    -------
      CASH AND CASH EQUIVALENTS AT THE END OF PERIOD               $ 3,119    $ 2,684
                                                                   =======    =======


               The accompanying notes are an integral part of the
                             financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1. GENERAL AND SIGNIFICANT ACCOUNTING POLICIES:

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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Solitron Devices, Inc. and Subsidiaries' (the "Company") Annual Report on Form 10-KSB for the year ended February 28, 2006.

The results of operations for the three month period ended May 31, 2006 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2007.

SIGNIFICANT ACCOUNTING PRINCIPLES:
----------------------------------

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


Stock Based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("SFAS No. 148"). This statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure requires that companies that continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") include pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied in accordance with SFAS No. 148.

The Company complies with SFAS No. 123. As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of APB No. 25 and does not recognize compensation expense for its stock based incentive plan. Had compensation expense been determined based on the fair value on the grant dates consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.


                                                  Three months ended May 31,
                                                  --------------------------
                                                      2006       2005
                                                     -------    -------
Net (loss)/income, as reported                       $   (53)   $   292
Less: total stock based employee
compensation expense, net of tax effects                  --         47
                                                     -------    -------
Pro-forma net (loss)/income                          $   (53)   $   245
                                                     =======    =======
Reported basic (loss)/earnings per common share      $  (0.2)   $  0.14
                                                     =======    =======
Pro-forma basic (loss)/earnings per common share     $  (0.2)   $  0.12
                                                     =======    =======
Reported diluted (loss)/earnings per common share    $  (0.2)   $  0.13
                                                     =======    =======
Pro-forma diluted (loss)/earnings per common share   $  (0.2)   $  0.11
                                                     =======    =======

The total fair value of the options granted during the three months ended May 31, 2006 and 2005 was $0 and $33,000, respectively, determined under the fair value based method for all awards.

No employee stock options were granted during the three months ended May 31, 2006. The weighted average estimated value of employee stock options granted during the three months ended May 31, 2005 was $.70. The fair value of options granted during the three months ended May 31, 2005 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                        Three months ended May 31,
                        --------------------------
                            2006         2005
                           -----        -----
Dividend Yields              0.0%         0.0%
Expected Volatility            0%       109.8%
Risk-free Interest Rates       0%         4.1%
Expected Life (in years)       0         10.0

The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

2. ENVIRONMENTAL REGULATION:

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state, and local laws and, therefore, is subject to regulations related to their use, storage, discharge, and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be materially adversely affected by, current or future environmental laws or regulations.

3. ENVIRONMENTAL LIABILITIES:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency ("USEPA"), effective February 24, 2006 ("Settlement Agreement"), to resolve the Company's alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida ("Port Salerno Site"); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California ("Casmalia Site"); Solitron Devices Site, Riviera Beach, Florida (the "Riviera Beach Site"); and City Industries Superfund Site, Orlando, Florida (collectively, the "Sites"). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron's net after-tax income over the first $500,000, if any, whichever is greater, for each year from 2008-2012. For payment to USEPA to be above $10,000 for any of these five years, the Company's net income must exceed $700,000 for such year, which has only happened twice in the past ten years (in fiscal year 2001 and fiscal year 2006). The Company accrues $50,000 for its remaining obligations under the Settlement Agreement.

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


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

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980's, prior to the initiation of the Company's bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980's, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order. At NYDEC's request, the Company entered into a revised Tolling Agreement with NYDEC on February 18, 2006, which provides for the tolling of applicable statutes of limitation through the earlier of September 28, 2006 or the date the State institutes a suit against Solitron for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with this Site. As of the date of this filing, no such claim has been made.

4. EARNINGS PER SHARE:

The shares used in the computation of the Company's basic and diluted earnings per common share were as follows:

                                            For the three months ended
                                                     May 31,
                                              ---------------------
                                                 2006       2005
                                              ---------   ---------
Weighted average common shares outstanding    2,194,126   2,076,053
Dilutive effect of employee stock options       239,070     111,508
                                              ---------   ---------
Weighted average common shares outstanding,
 assuming dilution                            2,433,196   2,187,561
                                              =========   =========

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three month period ended May 31, 2006, none of the Company's stock options were excluded from the calculation of diluted earnings per share because the average price of the common shares is greater than the exercise price of the options. For the three month period ended May 31, 2005, 223,000 of the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

5. INVENTORIES:

As of May 31, 2006 net inventories consist of the following:

Raw Materials             $ 1,511,000
Work-In-Process             1,509,000
Finished Goods                432,000
                          -----------
      Gross Inventories     3,452,000
Reserve                      (936,000)
                          -----------
      Net Inventories     $ 2,516,000
                          ===========

6. INCOME TAXES:

At May 31, 2006, the Company has net operating loss carryforwards of approximately $15,748,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for the period ended May 31, 2006 as follows:

Income Tax Provision at                            5/31/06
                                                 ----------
U.S. Statutory Rate                              $       --
State Taxes, Net of Federal Benefit                      --
Alternative Minimum Tax                                  --
Utilization of Net Operating Loss Carryforward           --
                                                 ----------
Income Tax Provision                             $       --
                                                 ==========

No change in the valuation allowance on deferred tax assets was recorded for the period ended May 31, 2006.

7. OTHER INCOME:

The $31,000 of other income reflected in the condensed consolidated statements of income for the quarter ended May 31, 2006 consists of $31,000 of interest income on cash and cash equivalents. During the fiscal quarter ended May 31, 2005, the Company settled approximately $341,000 of debt obligations to unsecured creditors at a discount. The Company recognized approximately $69,000 of other income as a result of these settlements. This $69,000 of other income is shown net of $5,000 of other expense in the Condensed Consolidated Statements of Income for the quarter ended May 31, 2005.

8. ACCRUED EXPENSES:

As of May 31, 2006 accrued expenses and other liabilities consist of the following:

Payroll and related employee benefits   $532,000
Property taxes                            17,000
Other liabilities                        105,000
                                        --------
                                        $654,000
                                        ========

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


9. COMMITMENTS AND CONTINGENCIES:

For a discussion of the Company's accrual for losses associated with environmental remediation obligations, see Note 3. With respect to the Settlement Agreement discussed in Note 3, the Company currently estimates that it will pay $10,000 per year for years three to seven from the effective date of the Settlement Agreement.

10. EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers are as follows:

                             Three months ended May 31,
                             --------------------------
                                 2006         2005
                              ----------   ----------
Export sales:
   Europe                     $  159,000   $  159,000
   Canada and Latin America       11,000      134,000
   Far East and Middle East       10,000       38,000
United States                  1,721,000    1,772,000
                              ----------   ----------
                              $1,901,000   $2,103,000
                              ==========   ==========

Sales to the Company's top two customers accounted for approximately 59% of net sales for the quarter ended May 31, 2006 as compared to 54% for the quarter ended May 31, 2005. Sales to Raytheon Company accounted for approximately 52% of net sales for the quarter ended May 31, 2006 as compared to 46% for the quarter ended May 31, 2005. During the quarter ended May 31, 2006, the US Government represented approximately 7% of net sales as compared to 8% for the quarter ended May 31, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor ("MOS") power transistors, power and control hybrids, junction and power MOS field effect transistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army/Navy transistors, diodes and Standard Military Drawings voltage regulators, are sold as standard or catalog items.

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2006 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements included elsewhere in this Form 10-QSB which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment and intangible assets, revenue recognition and accounting for income taxes. A discussion of all of these critical accounting policies can be found in
Note 1 of the "Notes to the consolidated financial statements" in Item 7 of our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006.

Trends and Uncertainties:

During the three months ended May 31, 2006, the Company's book-to-bill ratio was approximately .98 as compared to 1.08 for the three months ended May 31, 2005, reflecting a decrease in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company's products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve months. The Company plans to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped should a significant slow down in the intake of orders occur. However, should order intake fall drastically below the level experienced in the last twelve to eighteen months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended May 31, 2006 Compared to Three Months Ended May 31, 2005:

Net sales for the three months ended May 31, 2006 decreased 10% to $1,901,000 as compared to $2,103,000 for the three months ended May 31, 2005. This decrease was primarily attributable to a lower level of scheduled orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2006 increased to $1,697,000 from $1,614,000 for the comparable period in 2005. Expressed as a percentage of sales, cost of sales increased to 89% from 77% for the same period in 2005. The change was due primarily to higher costs of raw materials, outside services, labor, and an increase in the cost of scrap material as compared to the same period last year.

Gross profit for the three months ended May 31, 2006 decreased to $204,000 from $489,000 for the three months ended May 31, 2005. Accordingly, gross margins on the Company's sales decreased to approximately 11% for the three months ended May 31, 2006 in comparison to approximately 23% for the three months ended May 31, 2005. This change was due primarily to higher costs of raw materials, outside services, labor, and an increase in the cost of scrap material as well as a lower level of sales.

For the three months ended May 31, 2006, the Company shipped 58,448 units as compared to 180,155 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased 1%, from 6,042,000 to 6,004,000, for the three months ended May 31, 2006, as compared to an increase of approximately 4% for the three months ended May 31, 2005. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers as well as timing differences in the awarding of contracts by the Department of Defense and its prime contractors.

The Company has experienced a decrease in the level of bookings of approximately 19% for the quarter ended May 31, 2006 as compared to the same period for the previous year principally as a result of timing differences in the awarding of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $288,000 for the three months ended May 31, 2006 from $271,000 for the comparable period in 2005. During the three months ended May 31, 2006, selling, general, and administrative expenses as a percentage of net sales increased to 15% as compared with 13% for the three months ended May 31, 2005. Included in the increase in selling, general and administrative expenses for the three month period was an increase in wages of $18,000 and an increase in sales commissions of $8,000 as compared with the same period in 2005, offset by variances in other expenses.

Operating (loss)/income for the three months ended May 31, 2006 decreased to a loss of $84,000 from income of $218,000 for the three months ended May 31, 2005. This decrease is due mainly to a lower sales volume and higher cost of sales as described above.

The Company recorded net other income of $31,000 for the three months ended May 31, 2006 versus net other income of $74,000 for the three months ended May 31, 2005. Other income decreased because income from debt forgiveness was recognized in the three months ended May 31, 2005 while none was recognized in the three months ended May 31, 2006. Interest income for the three months ended May 31, 2006 increased to $31,000 from $8,000 for the same period in 2005 due to higher interest rates earned and higher cash and cash equivalents account balances.

Net (loss)/income for the three months ended May 31, 2006 decreased to a loss of $53,000 from income of $292,000 for the same period in 2005. This decrease was due primarily to lower sales volume and higher cost of sales as described above.

Liquidity and Capital Resources:

The Company's sole source of cash is revenue generated by ongoing operations. The Company's liquidity is expected to be adversely affected in the short term due to the anticipated lower level of revenue in the next six to nine months due to customers' delivery requirements. The Company liquidity is not expected to improve until the Company's revenues increase to a level above its breakeven point.

Furthermore, the Company's liquidity continues to be adversely affected by the Company's 1993 bankruptcy petition obligations and the Company's inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company's bankruptcy obligations, see "Business - Bankruptcy Proceedings" in the Company's Annual Report on Form 10-KSB filed for the period ended February 28, 2006.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of May 31, 2006, the Company has paid approximately $685,000 to its unsecured creditors. The Company's remaining obligation is approximately $1,163,000 to holders of allowed unsecured claims to be paid in quarterly installments.

The Company reported a net loss of $53,000 and operating loss of $84,000 for the three months ended May 31, 2006. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At May 31, 2006, February 28, 2006 and May 31, 2005, the Company had cash of approximately $3,119,000, $3,181,000 and $2,684,000 respectively. Purchases of replacement capital manufacturing equipment contributed $65,000 to the last three months' negative cash flow generated by ongoing operations.

At May 31, 2006, the Company had working capital of $4,529,000 as compared with a working capital at May 31, 2005 of $2,715,000. At February 28, 2006, the Company had a working capital of $4,562,000. The $33,000 decrease for the three months ended May 31, 2006 was due mainly to $65,000 of new manufacturing equipment purchases, offset by a decrease in current liabilities.

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

Specifically,   this  quarterly  report  contains   forward-looking   statements
regarding:

o the Company's expectations regarding liquidity, including sources and availability;
o the Company's expectations regarding a lower level of revenue during the next six to nine months;
o the Company's beliefs regarding its ability to generate sufficient cash flow from operations to sustain operations;
o the Company's beliefs regarding the quarter-to-quarter change in the book-to-bill ratio;
o the Company's ability to implement effectively cost-cutting or downsizing measures;
o the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;
o implementation of the Plan of Reorganization and the Company's ability to make payments required under the Plan of Reorganization;
o expectations of being released from certain environmental liabilities and the Company's ability to satisfy such liabilities; and

o the Company's estimates that it will pay $10,000 per year during years three to seven from the effective date of the Settlement Agreement.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

o the loss of certification or qualification of the Company's products or the inability of the Company to capitalize on such certifications and/or qualifications;
o     unexpected rapid technological change;
o a misinterpretation of the Company's capital needs and sources and availability of liquidity;
o a change in government regulations which hinders the Company's ability to perform government contracts;
o     a shift in or misinterpretation of industry trends;
o unforeseen factors which impair or delay the development of any or all of its products;
o     inability to sustain or grow bookings and sales;
o inability to capitalize on competitive strengths or a misinterpretation of those strengths;
o     the emergence of improved, patented technology by competitors;
o     inability to protect the Company's proprietary technologies;
o a misinterpretation of the nature of the competition, the Company's competitive strengths or its reputation in the industry;
o inability to respond quickly to customers' needs and to deliver products in a timely manner resulting from unforeseen circumstances;
o     inability to generate sufficient cash to sustain operations;
o     inability to adequately respond to continued pricing pressure;
o failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;
o     changes in military or defense appropriations;
o     inability   to  make  or   renegotiate   payments   under   the   Plan  of
      Reorganization;
o     inability to move into new markets or develop new products;
o     unexpected impediments affecting the Company's ability to fill backlog;
o     inability to be released from certain environmental liabilities;
o     an increase in the expected cost of environmental compliance;
o     changes in law or industry regulation;
o     unexpected growth or stagnation of the business;
o any changes that render the Company's headquarters and manufacturing facilities unsuitable or inadequate to meet the Company's current needs;
o significant fluctuations in the price and volume of trading in the Company's common stock;
o     unforeseen effects of inflation; and
o the impact of hurricanes, tornadoes and other weather conditions on our business.


ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of May 31, 2006, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures were effective as of May 31, 2006.

There were no changes in the Company's internal control over financial reporting during the quarter ended May 31, 2006, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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




                                             SOLITRON DEVICES, INC.



Date: June 27, 2006                          By:     /s/ Shevach Saraf
                                                -------------------------------
                                             Name:   Shevach Saraf
                                             Title:  Chairman, President,
                                                     Chief Executive Officer
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER              DESCRIPTION
--------------              -----------

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.