Form 10QSB
period 2006-08-31
SOLITRON DEVICES INC
filed 2006-10-04
CIK 91668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2006

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

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 2, 2006: 2,263,049

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                             SOLITRON DEVICES, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Item   1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheet                               3
           August 31, 2006

           Condensed Consolidated Statements of Income                        4
           Three and Six Months Ended August 31, 2006 and 2005

           Condensed Consolidated Statements of Cash Flows                    5
           Six Months Ended August 31, 2006 and 2005

           Notes to Condensed Consolidated Financial Statements            6-11


Item   2.  Management's Discussion and Analysis of Financial Condition    12-16
           and Results of Operations


Item   3.  Controls and Procedures                                           16


PART II - OTHER INFORMATION

Item   6.  Exhibits                                                          16

Signatures                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited, in thousands)

                                                                               August 31, 2006
                                                                               ---------------
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                                    $2,828
       Accounts receivable, less allowance for doubtful accounts of $1                 922
       Inventories, net                                                              2,696
       Prepaid expenses and other current assets                                       198
                                                                                    ------
          TOTAL CURRENT ASSETS                                                       6,644

    PROPERTY, PLANT AND EQUIPMENT, net                                                 538

    OTHER ASSETS                                                                        43
                                                                                    ------

          TOTAL ASSETS                                                              $7,225
                                                                                    ======

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accounts payable - Post-petition                                             $  485
       Accounts payable - Pre-petition, current portion                              1,156
       Accrued expenses and other current liabilities                                  417
                                                                                    ------
            TOTAL CURRENT LIABILITIES                                                2,058

    LONG TERM LIABILITIES, net of current portion                                       78
                                                                                    ------

             TOTAL LIABILITIES                                                       2,136
                                                                                    ------

STOCKHOLDERS' EQUITY
       Preferred stock, $.01 par value, authorized 500,000 shares, none issued         -0-
      Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,049
      shares issued and outstanding, net of 173,287 shares of treasury stock            22
      Additional paid-in capital                                                     2,732
      Retained earnings                                                              2,335
                                                                                    ------

             TOTAL STOCKHOLDERS' EQUITY                                              5,089
                                                                                    ------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $7,225
                                                                                    ======


    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      THREE AND SIX MONTHS ENDED AUGUST 31,
        (Unaudited, in thousands except for share and per share amounts)

                                                                 Three Months                      Six Months
                                                                 ------------                      ----------
                                                           2006              2005            2006               2005
                                                       -----------       -----------      -----------       -----------
NET SALES                                              $     1,779       $     2,011      $     3,680       $     4,114
Cost of sales                                                1,512             1,616            3,209             3,230
                                                       -----------       -----------      -----------       -----------

Gross profit                                                   267               395              471               884

Selling, general and administrative expenses                   277               265              565               536
                                                       -----------       -----------      -----------       -----------

Operating (loss)/income                                        (10)              130              (94)              348
                                                       -----------       -----------      -----------       -----------

OTHER INCOME (EXPENSE)
    Gain on extinguishment of debt                              --                76               --               144
    Other income, net                                           --                13               --                21
    Interest income                                             33                --               64                --
    Interest expense on unsecured creditors claim               --                --               --                (2)
                                                       -----------       -----------      -----------       -----------
Other income (expense), net                                     33                89               64               163
                                                       -----------       -----------      -----------       -----------


Net (loss)/income                                      $        23       $       219      $       (30)      $       511
                                                       ===========       ===========      ===========       ===========

(LOSS)/INCOME PER SHARE: Basic                         $       .01       $      0.11      $     (0.01)      $      0.25
                                                       -----------       -----------      -----------       -----------
                         Diluted                       $       .01       $      0.10      $     (0.01)      $      0.23
                                                       -----------       -----------      -----------       -----------

WEIGHTED AVERAGE
 SHARES OUTSTANDING:     Basic                           2,261,649         2,076,247        2,227,888         2,076,150
                                                       ===========       ===========      ===========       ===========
                         Diluted                         2,477,149         2,294,653        2,227,888         2,241,107
                                                       ===========       ===========      ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED AUGUST 31,
                            (Unaudited, in thousands)

                                                                        2006          2005
                                                                      -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)/income                                                 $   (30)      $   511
         Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation and amortization                                 92            95
         Changes in operating assets and liabilities:
        (Increase) Decrease in: Accounts receivable                        66            10
             Inventories                                                 (126)           51
             Prepaid expenses and other current assets                    (63)           24
             Other assets                                                  21           -0-
             Increase (Decrease) in:
             Accounts payable - Post-petition                             (28)          (16)
             Accounts payable - Pre-petition                              (14)          570
             Accrued expenses and other current liabilities              (212)         (882)
             Other long-term liabilities                                   --           (13)
                                                                      -------       -------
             NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (294)          350
                                                                      -------       -------

      CASH FLOW FROM INVESTING ACTIVITIES:
             Purchases of property, plant and equipment                   (80)          (69)
                                                                      -------       -------
                     NET CASH (USED IN) INVESTING ACTIVITIES              (80)          (69)
                                                                      -------       -------

      CASH FLOW FROM FINANCING ACTIVITIES:
             Exercise of stock options                                     21             1
                                                                      -------       -------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES             21             1
                                                                      -------       -------


      NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS               (353)          282

      CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD              3,181         2,403
                                                                      -------       -------

       CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                 $ 2,828       $ 2,685
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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Solitron Devices, Inc. and Subsidiaries' (collectively, the "Company") Annual Report on Form 10-KSB for the year ended February 28, 2006.

The results of operations for the six month period ended August 31, 2006 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2007.

SIGNIFICANT ACCOUNTING PRINCIPLES:

Basis for Consolidation

The condensed consolidated financial statements include the accounts of the Company. All significant inter-company balances and transactions have been eliminated in consolidation.

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

                                                       Six months ended August 31,
                                                      -----------------------------
                                                           2006             2005
                                                      ------------     ------------
Net (loss)/income, as reported                        $    (30,000)    $    511,000
Less: total stock based employee
compensation expense, net of tax effects                        --           55,000
                                                      ------------     ------------
Pro-forma net (loss)/income                           $    (30,000)    $    456,000
                                                      ============     ============
Reported basic (loss)/earnings per common share       $      (0.01)    $       0.25
                                                      ============     ============
Pro-forma basic (loss)/earnings per common share      $      (0.01)    $       0.22
                                                      ============     ============
Reported diluted (loss)/earnings per common share     $      (0.01)    $       0.23
                                                      ============     ============
Pro-forma diluted (loss)/earnings per common share    $      (0.01)    $       0.20
                                                      ============     ============

The total fair value of the options granted during the six months ended August 31, 2006 and 2005 was $0 and $33,000, respectively, determined under the fair value based method for all awards.

No employee stock options were granted during the six months ended August 31, 2006. The weighted average estimated value of employee stock options granted during the six months ended August 31, 2005 was $.70 per share. The fair value of options granted during the six months ended August 31, 2005 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            Six months ended August 31,
                                            ---------------------------
                                                 2006       2005
                                                 ----       ----
               Dividend Yields                   0.0%        0.0%
               Expected Volatility                 0%      109.8%
               Risk-free Interest Rates            0%        4.1%
               Expected Life (in years)          0.0        10.0

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

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Prior to the sale of the Port Salerno and Riviera Beach Sites, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites. At the closing of the sale of each Site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies. In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies. The current balance in the Port Salerno Escrow Account is approximately $58,000. At present, work at the Port Salerno Site is being performed by USEPA. Work at the Riviera Beach Site is being performed by Honeywell, Inc., pursuant to an Administrative Order on Consent entered into between Honeywell and USEPA. The Company has been notified by FDEP that the performance of remediation work by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company's remediation obligations under the Consent Final Judgment.

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

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation ("NYDEC"), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company's former Tappan, New York facility closed in the mid-1980's, prior to the initiation of the Company's bankruptcy proceedings described below. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company's alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company's former Tappan facility in the mid-1980's, the claim was discharged in bankruptcy as a result of the Bankruptcy Court's August 1993 Order. At NYDEC's request, the Company entered into a revised Tolling Agreement with NYDEC on September 20, 2006, which provides for the tolling of applicable statutes of limitation through the earlier of January 28, 2007 or the date the State institutes a suit against Solitron for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with this Site. As of the date of this filing, no such claim has been made.

4.    EARNINGS PER SHARE:

The shares used in the computation of the Company's basic and diluted earnings per common share were as follows:

                                                          For the three months ended    For the six months ended
                                                          --------------------------    ------------------------
                                                                  August 31,                    August 31,
                                                                  ----------                    ----------
                                                             2006           2005           2006           2005
                                                          ---------      ---------      ---------      ---------
Weighted average common shares outstanding                2,261,649      2,076,247      2,227,888      2,076,150
Dilutive effect of employee stock options                   215,500        218,406              0        164,957
                                                          ---------      ---------      ---------      ---------
Weighted average common shares outstanding, assuming      2,477,149      2,294,653      2,227,888      2,241,107
                                                          =========      =========      =========      =========
dilution

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the six month period ended August 31, 2006, 14,700 of the Company's stock options were excluded from the calculation of diluted earnings per share because the average price of the common shares was less than the exercise price of the options. For the six month period ended August 31, 2005, none of the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

                     SOLITRON DEVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    INVENTORIES:

As of August 31, 2006 net inventories consist of the following:

                   Raw Materials                $ 1,630,000
                   Work-In-Process                1,641,000
                   Finished Goods                   394,000
                                                -----------
                         Gross Inventories        3,665,000
                   Reserve                         (969,000)
                                                -----------
                          Net Inventories       $ 2,696,000
                                                ===========

6.    INCOME TAXES:

At August 31, 2006, the Company has net operating loss carryforwards of approximately $15,725,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for the periods ended August 31, 2006 and 2005 is provided below:

 Income Tax Provision at                              August 31,     August 31,
                                                     -----------     ----------
                                                        2006            2005
                                                     ----------      ---------
 U.S. Statutory Rate                                 $       --      $ 174,000
 State Taxes, Net of Federal Benefit                         --         28,000
 Alternative Minimum Tax                                     --             --
 Utilization of Net Operating Loss Carryforward              --       (202,000)
                                                     ----------      ---------
 Income Tax Provision                                $       --      $      --
                                                     ==========      =========

No change in the valuation allowance on deferred tax assets was recorded for the period ended August 31, 2006.

7.    OTHER INCOME:

The $33,000 of other income reflected in the condensed consolidated statements of income for the quarter ended August 31, 2006 consists of $33,000 of interest income on cash and cash equivalents. During the fiscal quarter ended August 31, 2005, the Company settled approximately $97,000 of debt obligations to unsecured creditors at a discount. The Company recognized approximately $76,000 of other income as a result of these settlements. The remaining $13,000 of other income is interest income on cash deposits.

8.    ACCRUED EXPENSES:

As of August 31, 2006 accrued expenses and other liabilities consist of the following:

              Payroll and related employee benefits      $298,000
              Property taxes                               28,000
              Other liabilities                            91,000
                                                         --------
                                                         $417,000
                                                         ========

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

10.   EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers are as follows:

                                         Three months ended August 31,
                                         -----------------------------
                                              2006            2005
                                          ----------      ----------
            Export sales:
            Europe                        $  192,000      $   87,000
            Canada and Latin America          57,000         133,000
            Far East and Middle East               0          52,000
            United States                  1,530,000       1,739,000
                                          ----------      ----------
                                          $1,779,000      $2,011,000
                                          ==========      ==========

Sales to the Company's top two customers accounted for approximately 52% of net sales for the quarter ended August 31, 2006 as compared to 49% for the quarter ended August 31, 2005. Sales to Raytheon Company accounted for approximately 36% of net sales for the quarter ended August 31, 2006 as compared to 40% for the quarter ended August 31, 2005. During the quarter ended August 31, 2006, the US Government represented approximately 16% of net sales as compared to 9% for the quarter ended August 31, 2005.

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

Trends and Uncertainties:

During the six months ended August 31, 2006, the Company's book-to-bill ratio was approximately .96 as compared to approximately 1.06 for the six months ended August 31, 2005, reflecting a decrease in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company's products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last twelve months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended August 31, 2006 Compared to Three Months Ended August 31, 2005:

Net sales for the three months ended August 31, 2006 decreased 12% to $1,779,000 as compared to $2,011,000 for the three months ended August 31, 2005. This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements and slow deliveries of certain raw materials.

Cost of sales for the three months ended August 31, 2006 decreased to $1,512,000 from $1,616,000 for the comparable period in 2005. Expressed as a percentage of sales, cost of sales increased to 85% from 80% for the same period in 2005. This change was due to higher raw material costs and an increase in direct and indirect labor wages.

Gross profit for the three months ended August 31, 2006 decreased to $267,000 from $395,000 for the three months ended August 31, 2005. Accordingly, gross margins on the Company's sales decreased to 15% for the three months ended August 31, 2006 in comparison to 20% for the three months ended August 31, 2005. This change was due mainly to an increase in cost of sales percentage as well as due to the decrease in sales as discussed above.

For the three months ended August 31, 2006, the Company shipped 125,885 units as compared to 135,234 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased 5%, from $6,004,000 to $5,674,000, for the three months ended August 31, 2006, as compared to an increase of 3% for the three months ended August 31, 2005. Changes in backlog reflect changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease of 20% in the level of bookings during the quarter ended August 31, 2006 as compared to a 88% increase in bookings for the same period in 2005 principally as a result of a lower demand for its products in this period.

Selling, general, and administrative expenses increased to $277,000 for the three months ended August 31, 2006 from $265,000 for the comparable period in 2005. During the three months ended August 31, 2006, selling, general, and administrative expenses as a percentage of net sales increased to 16% as compared with 13% for the three months ended August 31, 2005. The increase was due primarily to an increase in wages.

Operating (loss)/income for the three months ended August 31, 2006 decreased to an operating loss of $10,000 from an operating income of $130,000 for the three months ended August 31, 2005. This decrease is due mainly to a decrease in sales, an increase in cost of sales percentage, and an increase in selling, general and administrative.

The Company recorded net other income of $33,000 for the three months ended August 31, 2006 versus net other income of $89,000 for the three months ended August 31, 2005. This decrease was due primarily to the fact that no gain on extinguishment of debt was recognized in the quarter ended August 31, 2006. A $76,000 gain on the extinguishment of debt resulting from the settlements of certain debt obligations to unsecured creditors was recorded in the quarter ended August 31, 2005.

Net income for the three months ended August 31, 2006 decreased to $23,000 versus $219,000 for the same period in 2005. This decrease was due primarily to a decrease in sales volume, an increase in cost of sales percentage, and the fact that no gain on extinguishment of debt was recognized in the quarter ended August 31, 2006.

Results of Operations-Six Months Ended August 31, 2006 Compared to Six Months Ended August 31, 2005:

Net sales for the six months ended August 31, 2006 decreased 11% to $3,680,000 as compared to $4,114,000 for the six months ended August 31, 2005. This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2006 decreased to $3,209,000 from $3,230,000 for the comparable period in 2005. Expressed as a percentage of sales, cost of sales increased to 87% from 79% for the same period in 2005. The change was due primarily to higher costs of raw materials, outside services and labor.

Gross profit for the six months ended August 31, 2006 decreased to $471,000 from $884,000 for the six months ended August 31, 2005. Accordingly, gross margins on the Company's sales decreased to approximately 13% for the six months ended August 31, 2006 in comparison to approximately 21% for the six months ended August 31, 2005. This change was due to a decrease in sales and an increase in cost of sales percentage.

For the six months ended August 31, 2006, the Company shipped 184,373 units as compared to 315,389 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company's volume of units shipped should not be regarded as a reliable indicator of the Company's performance.

The Company's backlog of open orders decreased 6%, from $6,042,000 to $5,674,000 for the six months ended August 31, 2006, as compared to an increase of approximately 6% for the six months ended August 31, 2005. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease in the level of bookings of approximately 19% for the quarter ended August 31, 2006 as compared to an increase of 52% for the same period for the previous year principally as a result of timing differences in the awarding of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $565,000 for the six months ended August 31, 2006 from $536,000 for the comparable period in 2005. During the six months ended August 31, 2006, selling, general, and administrative expenses as a percentage of net sales increased to 15% as compared to 13% for the six months ended August 31, 2005. Included in the increase in selling, general and administrative expenses for the six month period was an increase in wages of $27,000 as compared with the same period in 2005.

Operating (loss)/income for the six months ended August 31, 2006 decreased to a loss of $94,000 from income of $348,000 for the six months ended August 31, 2005. This decrease is due mainly to a lower sales volume and higher cost of sales percentage as discussed above.

The Company recorded net other income of $64,000 for the six months ended August 31, 2006 versus net other income of $163,000 for the six months ended August 31, 2005. Other income decreased because income from debt forgiveness was recognized in the six months ended August 31, 2005 while none was recognized in the six months ended August 31, 2006. Interest income for the six months ended August 31, 2006 increased to $64,000 from $20,000 for the same period in 2005 due to higher interest rates earned and higher cash and cash equivalents account balances.

Net (loss)/income for the six months ended August 31, 2006 decreased to a loss of $30,000 from income of $511,000 for the same period in 2005. This decrease was due primarily to lower sales volume and higher cost of sales percentage as discussed above.

Liquidity and Capital Resources:

The Company's sole source of cash is revenue generated by ongoing operations. The Company's liquidity is expected to be adversely affected in the short term by decreased cash receipts due to slower sales over the last quarter and by an anticipated lower level of sales volume over the next six to nine months due to customers' delivery requirements. The Company's liquidity is not expected to improve until the Company's revenues increase to a level above its breakeven point.

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

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of August 31, 2006, the Company has paid approximately $692,000 to its unsecured creditors. The Company's remaining obligation is approximately $1,156,000 to holders of allowed unsecured claims to be paid in quarterly installments.

The Company reported a net loss of $30,000 and operating loss of $94,000 for the six months ended August 31, 2006. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company's current level of operations.

At August 31, 2006, February 28, 2006 and August 31, 2005, the Company had cash of approximately $2,828,000, $3,181,000 and $2,685,000 respectively. Reductions in payroll liabilities contributed $212,000 to the last three months' negative cash flow generated by ongoing operations.

At August 31, 2006, the Company had working capital of $4,586,000 as compared with a working capital at August 31, 2005 of $2,941,000. At February 28, 2006, the Company had a working capital of $4,562,000. The $24,000 increase for the six months ended August 31, 2006 was due mainly to decreases in current liabilities and an increase in inventory of $194,000 offset by a decrease in cash.

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

Specifically, this quarterly report contains forward-looking statements regarding:

o the Company's expectations regarding liquidity, including sources and availability;
o the Company's expectations regarding a lower level of sales volume during the next six to nine months;
o the Company's beliefs regarding its ability to generate sufficient cash flow from operations to sustain operations;
o the Company's beliefs regarding the quarter-to-quarter change in the book-to-bill ratio;
o the Company's ability to implement effectively cost-cutting or downsizing measures;
o the Company's compliance with environmental laws, orders and investigations and the future cost of such compliance;
o implementation of the Plan of Reorganization and the Company's ability to make payments required under the Plan of Reorganization;
o expectations of being released from certain environmental liabilities and the Company's ability to satisfy such liabilities; and
o the Company's estimates that it will pay $10,000 per year during years three to seven from the effective date of the Settlement Agreement.

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


ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of August 31, 2006, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures were effective as of August 31, 2006.

There were no changes in the Company's internal control over financial reporting during the quarter ended August 31, 2006, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


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


                                     SOLITRON DEVICES, INC.


October 4, 2006                      By: /s/ Shevach Saraf
                                         ---------------------------------------
                                     Name:  Shevach Saraf
                                     Title: Chairman, President, Chief Executive
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