Form 10QSB
period 2006-11-30
SOLITRON DEVICES INC
filed 2006-12-27
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

(561) 848-4311
(Issuer’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2006: 2,263,049 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

SOLITRON DEVICES, INC.

INDEX

PART 1 - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheet	1
	November 30, 2006

	Condensed Consolidated Statements of Income	2
	Three and Nine Months Ended November 30, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows	3
	Nine Months Ended November 30, 2006 and 2005

	Notes to Condensed Consolidated Financial Statements	4-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 6.	Exhibits	14

Signatures		15

i

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

November 30, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,937
Accounts receivable, less allowance for doubtful accounts of $1	1,051
Inventories, net	2,756
Prepaid expenses and other current assets	161
TOTAL CURRENT ASSETS	6,905

PROPERTY, PLANT AND EQUIPMENT, net	511

OTHER ASSETS	56

TOTAL ASSETS	$7,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - Post-petition	$366
Accounts payable - Pre-petition, current portion	1,149
Current portion of environmental liabilities	13
Accrued expenses and other current liabilities	367
TOTAL CURRENT LIABILITIES	1,895

LONG TERM LIABILITIES, net of current portion	183

TOTAL LIABILITIES	2,078

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-0-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,049
shares issued and outstanding, net of 173,287 shares of treasury stock	22
Additional paid-in capital	2,732
Retained earnings	2,640

TOTAL STOCKHOLDERS’ EQUITY	5,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,472

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED NOVEMBER 30,
(Unaudited, in thousands except for share and per share amounts)

	Three Months		Nine Months
	2006	2005	2006	2005

NET SALES	$2,220	$2,136	$5,900	$6,250
Cost of sales	1,607	1,563	4,816	4,793

Gross profit	613	573	1,084	1,457

Selling, general and administrative expenses	223	283	788	819

Operating (loss)/income	390	290	296	638

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	-	1	-	145
Other income/(expense), net	(118)	-	(118)	-
Interest income	33	10	97	31
Interest expense on unsecured creditors claim	-	-	-	(2)
Other income (expense), net	(85)	11	(21)	174

Net (loss)/income	$305	$301	$275	$812

(LOSS)/INCOME PER SHARE: Basic	$0.13	$0.14	$0.12	$0.39
: Diluted	$0.13	$0.13	$0.11	$0.36

WEIGHTED AVERAGE
SHARES OUTSTANDING: Basic	2,263,049	2,145,071	2,239,608	2,099,124
: Diluted	2,424,472	2,339,050	2,444,939	2,273,754

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30,
(Unaudited, in thousands)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$275	$812
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	137	145
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(63)	(3)
Inventories	(186)	2
Prepaid expenses and other current assets	(26)	35
Other assets	8	(55)
Increase (Decrease) in:
Accounts payable - Post-petition	(147)	(96)
Accounts payable - Pre-petition	(21)	562
Current portion of environmental liabilities	13	-
Accrued expenses and other current liabilities	(262)	(853)
Other long-term liabilities	105	(13)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(167)	536

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(98)	(95)
NET CASH (USED IN) INVESTING ACTIVITIES	(98)	(95)

CASH FLOW FROM FINANCING ACTIVITIES:
Exercise of stock options	21	44
NET CASH PROVIDED BY FINANCING ACTIVITIES	21	44

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(244)	485

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	3,181	2,403

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$2,937	$2,888

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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Solitron Devices, Inc. and Subsidiaries’ (collectively, the “Company”) Annual Report on Form 10-KSB for the year ended February 28, 2006.

The results of operations for the nine month period ended November 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2007.

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

Earnings Per Common Share

Earnings per common share is presented in accordance with SFAS No. 128 “Earnings per Share.” Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.

Shipping and Handling

Shipping and handling costs billed to customers by the Company are recorded in net sales. Shipping costs incurred by the Company are recorded in cost of sales.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (“SFAS No. 148”). This statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure requires that companies that continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) include pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied in accordance with SFAS No. 148.

The Company complies with SFAS No. 123. During the period ended November 30, 2005, as permitted by SFAS No. 123, the Company continued to follow the measurement provisions of APB No. 25 and did not recognize compensation expense for its stock based incentive plan. Had compensation expense been determined based on the fair value on the grant dates consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

	Nine Months ended November 30,
	2006	2005
Net (loss)/income, as reported	$275,000	$812,000
Less: total stock based employee compensation expense, net of tax effects	-	63,000
Pro-forma net (loss)/income	$275,000	$749,000
Reported basic (loss)/earnings per common share	$0.12	$0.39
Pro-forma basic (loss)/earnings per common share	$0.12	$0.36
Reported diluted (loss)/earnings per common share	$0.11	$0.36
Pro-forma diluted (loss)/earnings per common share	$0.11	$0.33

The total fair value of the options granted during the nine months ended November 30, 2006 and 2005 was $0 and $33,000, respectively, determined under the fair value based method for all awards.

No employee stock options were granted during the nine months ended November 30, 2006. The weighted average estimated value of employee stock options granted during the nine months ended November 30, 2005 was $.70 per share. The fair value of options granted during the nine months ended November 30, 2006 and 2005 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended November 30,
	2006	2005
Dividend Yields	0.0%	0.0%
Expected Volatility	0%	109.8%
Risk-free Interest Rates	0%	4.1%
Expected Life (in years)	0.0	10.0

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

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from 2008-2012. For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has only happened twice in the past ten years (in fiscal year 2001 and fiscal year 2006). The Company accrues $50,000 for its remaining obligations under the Settlement Agreement.

In consideration of the payments made by the Company under the Settlement Agreement, USEPA agreed not to sue or take any administrative action against the Company with regard to any of the Sites. The Company has also been notified by a group of alleged responsible parties formed at the Casmalia Site (“Casmalia PRP Group”) that, based on their review and lack of objection to the Settlement Agreement, the Casmalia PRP Group does not anticipate pursuing Solitron for cost recovery at the Casmalia site.

On October 21, 1993, a Consent Final Judgment was entered into between the Company and the Florida Department of Environmental Protection (“FDEP”) in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida, in Case No. 92-1232 CA. The Consent Final Judgment required the Company to remediate the Port Salerno and Riviera Beach Sites, make monthly payments to escrow accounts for each Site until the sale of the Sites to fund the remediation work, take all reasonable steps to sell the two Sites and, upon the sale of the Sites, apply the net proceeds from the sales to fund the remediation work. Both Sites have been sold pursuant to purchase agreements approved by FDEP.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the sale of the Port Salerno and Riviera Beach Sites, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites. At the closing of the sale of each Site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies. In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies. The current balance in the Port Salerno Escrow Account is approximately $58,000. At present, work at the Port Salerno Site is being performed by USEPA. Work at the Riviera Beach Site is being performed by Honeywell, Inc., pursuant to an Administrative Order on Consent entered into between Honeywell and USEPA. The Company has been notified by FDEP that the performance of remediation work by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company’s remediation obligations under the Consent Final Judgment.

By letter dated November 16, 2006, FDEP notified the Company that FDEP had unreimbursed expenses associated with the Port Salerno and Riviera Beach Sites of $214,800. FDEP further notified the Company that FDEP required the Company to resume payments under the Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment. During a follow up telephone conversation with the Company’s attorney, FDEP advised the Company that FDEP will prepare a justification for the asserted unreimbursed expenses. Upon receipt of the cost reimbursement justification package, the Company is required to transfer $58,000.00 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses that are otherwise recoverable under the Consent Final Judgment. FDEP further stated, during the telephone conversation, that FDEP will work with the Company to establish a reduced payment schedule for the Company to resume payments under the Consent Final Judgment based on an appropriate showing by the Company of financial hardship. The Company is currently awaiting receipt of FDEP’s cost reimbursement justification package. Upon receipt of that documentation, the Company will be required to provide a recommendation to FDEP for resumption of payments to FDEP under the Consent Final Judgment based on the Company’s present ability to pay. Therefore, the Company has accrued a liability of $118,000, which is the present value of the net amount claimed owed to FDEP.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York. By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown landfill prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order. At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on September 20, 2006, which provides for the tolling of applicable statutes of limitation through the earlier of January 28, 2007 or the date the State institutes a suit against Solitron for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with this Site. As of the date of this filing, no such claim has been made.

4.	EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	2,263,049	2,145,071	2,239,608	2,099,124
Dilutive effect of employee stock options	161,423	193,979	205,331	174,630
Weighted average common shares outstanding, assuming dilution	2,424,472	2,339,050	2,444,939	2,273,754

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the nine month period ended November 30, 2006, 14,300 of the Company’s stock options were excluded from the calculation of diluted earnings per share because the average price of the common shares was less than the exercise price of the options. For the nine month period ended November 30, 2005, none of the Company's stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were less than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.	INVENTORIES:

As of November 30, 2006 net inventories consist of the following:

Raw Materials	$1,654,000
Work-In-Process	1,641,000
Finished Goods	408,000
Gross Inventories	3,703,000
Reserve	(947,000)
Net Inventories	$2,756,000

6.	INCOME TAXES:

At November 30, 2006, the Company had net operating loss carryforwards of approximately $15,725,000 that expire through 2022.  Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for the periods ended November 30, 2006 and 2005 is provided below:

Income Tax Provision at	Nov. 30, 2006	Nov. 30, 2005
U.S. Statutory Rate	$-	$276,000
State Taxes, Net of Federal Benefit	-	45,000
Alternative Minimum Tax	-	-
Utilization of Net Operating Loss Carryforward	-	(321,000)
Income Tax Provision	$-	$-

No change in the valuation allowance on deferred tax assets was recorded for the period ended November 30, 2006.

7.	OTHER INCOME/EXPENSE:

The $33,000 of other income reflected in the condensed consolidated statements of income for the quarter ended November 30, 2006 consists of $33,000 of interest income on cash and cash equivalents as compared to $10,000 for the quarter ended November 30, 2005. During the fiscal quarter ended November 30, 2005, the Company recognized approximately $1,000 of other income from extinguishment of pre-petition unsecured debt. During the quarter ended November 30, 2006, the Company recognized other expenses in the amount of $118,000 relating to an FDEP claim for its unreimbursed expenses associated with the Company’s production sites in accordance with the Consent Final Judgment.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	ACCRUED EXPENSES:

As of November 30, 2006 accrued expenses and other liabilities consist of the following:

Payroll and related employee benefits	$304,000
Other liabilities	63,000
$367,000

9.	COMMITMENTS AND CONTINGENCIES:

For a discussion of the Company's accrual for losses associated with environmental remediation obligations, see Note 3. With respect to the Settlement Agreement discussed in Note 3, the Company currently estimates that it will pay $10,000 per year for years three to seven from the effective date of the Settlement Agreement.

10.	EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers are as follows:

	Three months ended November 30,
	2006	2005

Export sales:
Europe and Australia	$263,000	$91,000
Canada and Latin America	39,000	50,000
Far East and Middle East	12,000	19,000
United States	1,906,000	1,976,000
	$2,220,000	$2,136,000

Sales to the Company's top two customers accounted for approximately 61% of net sales for the quarter ended November 30, 2006 as compared to 54% for the quarter ended November 30, 2005. Sales to Raytheon Company accounted for approximately 52% of net sales for the quarter ended November 30, 2006 as compared to 44% for the quarter ended November 30, 2005. During the quarter ended November 30, 2006, the US Government represented approximately 9% of net sales as compared to 10% for the quarter ended November 30, 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

Solitron Devices, Inc., a Delaware corporation (the “Company” or “Solitron”), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor (“MOS”) power transistors, power and control hybrids, junction and power MOS field effect transistors and other related products. Most of the Company’s products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army/Navy transistors, diodes and Standard Military Drawings voltage regulators, are sold as standard or catalog items.

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2006 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements included elsewhere in this Form 10-QSB which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment and intangible assets, revenue recognition and accounting for income taxes. A discussion of all of these critical accounting policies can be found in Note 1 of the “Notes to the consolidated financial statements” in Item 7 of our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006.

Trends and Uncertainties:

During the three months ended November 30, 2006, the Company’s book-to-bill ratio was approximately .35 as compared to approximately 2.02 for the three months ended November 30, 2005, reflecting a decrease in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continuously identifies and implements means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake continue at the level experienced in the last twelve months, the Company will be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005:

Net sales for the three months ended November 30, 2006 increased 4% to $2,220,000 as compared to $2,136,000 for the three months ended November 30, 2005. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended November 30, 2006 increased to $1,607,000 from $1,563,000 for the comparable period in 2005. Expressed as a percentage of sales, cost of sales decreased to 72% from 73% for the same period in 2005. This change was due primarily to lower raw material costs and a decrease in direct labor wages as a percentage of sales.

Gross profit for the three months ended November 30, 2006 increased to $613,000 from $573,000 for the three months ended November 30, 2005. Accordingly, gross margins on the Company’s sales increased to 28% for the three months ended November 30, 2006 in comparison to 27% for the three months ended November 30, 2005. This change was due mainly to a decrease in cost of sales percentage as well as due to the increase in sales as discussed above.

For the three months ended November 30, 2006, the Company shipped 149,231 units as compared to 78,648 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders decreased 22%, from $5,674,000 to $4,420,000, for the three months ended November 30, 2006, as compared to an increase of 43% for the three months ended November 30, 2005. Changes in backlog reflect changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease of 82% in the level of bookings during the quarter ended November 30, 2006 as compared to a 110% increase in bookings for the same period in 2005 principally as a result of a shift in defense spending priorities, resulting in a decrease in the monetary value of, and delays in the awarding of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $223,000 for the three months ended November 30, 2006 from $283,000 for the comparable period in 2005. During the three months ended November 30, 2006, selling, general, and administrative expenses as a percentage of net sales decreased to 10% as compared with 13% for the three months ended November 30, 2005. The decrease was due primarily to decreases in sales commissions and legal fees.

Operating income for the three months ended November 30, 2006 increased to $390,000 from $290,000 for the three months ended November 30, 2005. This increase is due mainly to an increase in sales, a decrease in cost of sales, and a decrease in selling, general and administrative expenses.

The Company recorded net other expenses of $85,000 for the three months ended November 30, 2006 versus net other income of $11,000 for the three months ended November 30, 2005. This decrease was due primarily to the fact that the Company accrued $118,000 of environmental expenses relating to an FDEP claim for its unreimbursed expenses associated with two of the Company’s former sites (Port Salerno and Riviera Beach) in accordance with the Consent Final Judgment. Also recognized during the quarter ended November 30, 2006 was $33,000 in interest income as compared to $10,000 of interest income for the quarter ended November 30, 2005.

Net income for the three months ended November 30, 2006 increased to $305,000 versus $301,000 for the same period in 2005. This increase was due primarily to an increase in sales volume and a decrease in cost of sales.

Results of Operations-Nine Months Ended November 30, 2006 Compared to Nine Months Ended November 30, 2005:

Net sales for the nine months ended November 30, 2006 decreased 6% to $5,900,000 as compared to $6,250,000 for the nine months ended November 30, 2005. This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements during the first two quarters of the Company’s fiscal year.

Cost of sales for the nine months ended November 30, 2006 increased to $4,816,000 from $4,793,000 for the comparable period in 2005. Expressed as a percentage of sales, cost of sales increased to 82% from 77% for the same period in 2005. The change was due primarily to higher costs of raw materials, outside services and labor incurred during the first two quarters of the Company’s fiscal year.

Gross profit for the nine months ended November 30, 2006 decreased to $1,084,000 from $1,457,000 for the nine months ended November 30, 2005. Accordingly, gross margins on the Company’s sales decreased to approximately 18% for the nine months ended November 30, 2006 as compared to 23% for the nine months ended November 30, 2005. This change was due to a decrease in sales and an increase in cost of sales percentage during the first two quarters of the Company’s fiscal year.

For the nine months ended November 30, 2006, the Company shipped 333,604 units as compared to 394,037 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders decreased approximately 27%, from $6,042,000 to $4,420,000 for the nine months ended November 30, 2006, as compared to an increase of approximately 52% for the nine months ended November 30, 2005. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease in the level of bookings of approximately 50% for the nine months ended November 30, 2006 as compared to an increase of 76% for the same period for the previous year principally as a result of a shift in defense spending priorities, resulting in a decrease in the monetary value of, and delays in the awarding of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $788,000 for the nine months ended November 30, 2006 from $819,000 for the comparable period in 2005. During the nine months ended November 30, 2006, selling, general, and administrative expenses as a percentage of net sales remained at 13% as compared with the nine months ended November 30, 2005.

Operating income for the nine months ended November 30, 2006 decreased to $296,000 from income of $638,000 for the nine months ended November 30, 2005. This decrease is due mainly to a lower sales volume and higher cost of sales as discussed above.

The Company recorded net other expenses of $21,000 for the nine months ended November 30, 2006 versus net other income of $174,000 for the nine months ended November 30, 2005. Other income decreased because income from debt forgiveness was recognized in the nine months ended November 30, 2005 while none was recognized in the nine months ended November 30, 2006. Interest income for the nine months ended November 30, 2006 increased to $97,000 from $31,000 for the same period in 2005 due to higher interest rates earned and higher cash and cash equivalents account balances. The Company also accrued $118,000 of environmental expenses relating to an FDEP claim for its unreimbursed expenses associated with two of the Company’s former sites (Port Salerno and Riviera Beach) in accordance with the Consent Final Judgment during the quarter ended November 30, 2006.

Net income for the nine months ended November 30, 2006 decreased to $275,000 from $812,000 for the same period in 2005. This decrease was due primarily to a lower sales volume, a higher cost of sales percentage and to the recognition of environmental expenses as discussed above.

Liquidity and Capital Resources:

The Company’s sole source of cash is revenue generated by ongoing operations. The Company’s liquidity is expected to be adversely affected by decreased cash receipts due to a lower level of sales during the current fiscal year and by an anticipated lower level of sales volume over the next twelve to twenty-four months due to customers’ delivery requirements. The Company’s liquidity is not expected to improve until the Company’s revenues increase to a level consistently above its breakeven point.

Furthermore, the Company’s liquidity continues to be adversely affected by the Company’s 1993 bankruptcy petition obligations and the Company’s inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company’s bankruptcy obligations, see “Business - Bankruptcy Proceedings” in the Company’s Annual Report on Form 10-KSB filed for the period ended February 28, 2006.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of November 30, 2006, the Company has paid approximately $699,000 to its unsecured creditors. The Company’s remaining obligation is approximately $1,149,000 to holders of allowed unsecured claims to be paid in quarterly installments.

The Company reported net income of $275,000 and operating income of $296,000 for the nine months ended November 30, 2006. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company’s current level of operations.

At November 30, 2006, February 28, 2006 and November 30, 2005, the Company had cash of approximately $2,937,000, $3,181,000 and $2,888,000 respectively. Reductions in accrued expenses and other current liabilities contributed $262,000 to the last nine months’ negative cash flow generated by ongoing operations.

At November 30, 2006, the Company had working capital of $5,011,000 as compared with a working capital at November 30, 2005 of $3,254,000. At February 28, 2006, the Company had a working capital of $4,562,000. The $449,000 increase for the nine months ended November 30, 2006 was due mainly to decreases in current liabilities and an increase in inventory of $186,000 offset by a decrease in cash.

Off-Balance Sheet Arrangements:

The Company is not involved in any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Information in this Form 10-QSB, including any information incorporated by reference herein, includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements.

Specifically, this quarterly report contains forward-looking statements regarding:

•	the Company’s expectations regarding liquidity, including sources and availability;

•	the Company’s expectations regarding a lower level of sales volume during the next twelve to twenty-four months;

•	the Company’s beliefs regarding its ability to generate sufficient cash flow from operations to sustain operations;

•	the Company’s beliefs regarding the quarter-to-quarter change in the book-to-bill ratio;

•	the Company’s ability to implement effectively cost-cutting or downsizing measures;

•	the Company’s expectations regarding fluctuations in the general economy, variations in defense spending and the timing of contract awarding;

•	the Company’s compliance with environmental laws, orders and investigations and the future cost of such compliance;

•	the Company’s ability to make payments required under settlements related to its bankruptcy proceedings;

•
expectations of being released from certain environmental liabilities and the Company’s ability to satisfy such liabilities, including FDEP’s claim of unreimbursed expenses associated with the Port Salerno and Riviera Beach Sites; and

•	the Company’s estimates that it will pay $10,000 per year during years three to seven from the effective date of the Settlement Agreement.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to:

•	the loss of certification or qualification of the Company’s products or the inability of the Company to capitalize on such certifications and/or qualifications;

•	unexpected rapid technological change;

•	a misinterpretation of the Company’s capital needs and sources and availability of liquidity;

•	a change in government regulations which hinders the Company’s ability to perform government contracts;

•	a shift in or misinterpretation of industry trends;

•	unforeseen factors which impair or delay the development of any or all of its products;

•	inability to sustain or grow bookings and sales;

•	inability to capitalize on competitive strengths or a misinterpretation of those strengths;

•	the emergence of improved, patented technology by competitors;

•	inability to protect the Company’s proprietary technologies;

•	a misinterpretation of the nature of the competition, the Company’s competitive strengths or its reputation in the industry;

•	inability to respond quickly to customers’ needs and to deliver products in a timely manner resulting from unforeseen circumstances;

•	inability to generate sufficient cash to sustain operations;

•	inability to adequately respond to continued pricing pressure;

•	failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;

•	changes in military or defense appropriations;

•	inability to make or renegotiate payments under settlements related to its bankruptcy proceedings;

•	inability to move into new markets or develop new products;

•	unexpected impediments affecting the Company’s ability to fill backlog;

•	inability to be released from certain environmental liabilities;

•	an increase in the expected cost of environmental compliance;

•	changes in law or industry regulation;

•	unexpected growth or stagnation of the business;

•	any changes that render the Company’s headquarters and manufacturing facilities unsuitable or inadequate to meet the Company’s current needs;

•	significant fluctuations in the price and volume of trading in the Company’s common stock;

•	unforeseen effects of inflation; and

•	the impact of hurricanes, tornadoes and other weather conditions on its business.

ITEM 3.	CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of November 30, 2006, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2006.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2006, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

SOLITRON DEVICES, INC.

December 27, 2006

	By:	/s/ Shevach Saraf
Name: Shevach Saraf
Title: Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.