Form 10KSB
period 2007-02-28
SOLITRON DEVICES INC
filed 2007-06-08
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-4978

SOLITRON DEVICES, INC.
 (Name of Small Business Issuer in Its Charter)
Delaware	22-1684144
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3301 Electronics Way, West Palm Beach, Florida	33407
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (561) 848-4311

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $7,760,000.

The aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the closing market price as of May 24, 2007, was approximately $3,381,000.

The number of shares outstanding of each of the issuer's classes of common stock, as of May 24, 2007: 2,263,048.
shares of common stock, par value $.01 per share.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:
  Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor ("MOS") power transistors, power and control hybrids, junction and power MOS field effect transistors ("Power MOSFETS"), field effect transistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army/Navy ("JAN") transistors, diodes and Standard Military Drawings (“SMD”) voltage regulators, are sold as standard or catalog items.

The Company was incorporated under the laws of the State of New York in 1959, and reincorporated under the laws of the State of Delaware in August 1987.

PRODUCTS

The Company designs, manufactures and assembles bipolar and MOS power transistors, power and control hybrids, junction and Power MOSFETs, field effect transistors and other related products.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 2007 and for the fiscal year ended February 28, 2006 and (ii) contributions to the Company's total order backlog at February 28, 2007 and February 28, 2006.

	% of Total Sales	% of Total Sales
	for Fiscal Year Ended	for Fiscal Year Ended	% Backlog at	% Backlog at
	February	February	February	February
Product	28, 2007	28, 2006	28, 2007	28, 2006

Power Transistors	20%	17%	11%	12%
Hybrids	56%	54%	69%	71%
Field Effect Transistors	7%	7%	11%	3%
Power MOSFETS	17%	22%	9%	14%
	100%	100%	100%	100%

The Company’s backlog at February 28, 2007 and revenue for the year ended February 28, 2007 reflect demand for the Company’s products at such date and for such period. For more information, see “Backlog”. The variation in the proportionate share of each product line for each period reflects changes in demand, changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company’s semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company’s active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete. Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal year ended February 28, 2007 approximately 90% of the Company’s sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, and spacecraft. The Company’s products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter (on Galileo) and, most recently, to Mars (on Global Surveyor and Mars Sojourner). Approximately 88% of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 12% of sales are for non-military, scientific and industrial applications.

Custom products are typically sold to the United States Government and defense or aerospace companies such as Raytheon, Lockheed Martin, Smith Industries, Harris, and Northrop Grumman, while standard products are sold to the same customer base and to the general electronic industry and incorporate such items as power supplies and other electronic control products. The Company has standard and custom products available in all of its major product lines.

The following is a general description of the principal product lines manufactured by the Company.

Power Transistors:

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 150A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies’ (e.g., Motorola) departure from the military market. The Company also manufactures power diodes under the same military specification. Additionally, it manufactures power N-Channel and P-Channel Power MOSFET transistors and is continuously expanding that line in accordance with customers’ requirements. The Company is qualified to deliver these products under MIL-PRF-19500 in accordance with JAN, JANTX and JANTXV. JAN, JANTX AND JANTXV denotes various quality military screening levels. The Company manufactures both standard and custom power transistors.

The Company has been certified and qualified since 1968 under MIL-PRF-19500 (and its predecessor) standards promulgated by the Defense Supply Center Columbus (“DSCC”). These standards specify the uniformity and quality of bipolar transistors and diodes purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for bipolar semiconductors for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-19500 requirements is important since it is a prerequisite for a manufacturer to be selected to supply bipolar semiconductors for defense-related purposes. MIL-PRF-19500 establishes specific criteria for manufacturing construction techniques and materials used for bipolar semiconductors and assures that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products’ performance capabilities. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. The Company expects that its continued maintenance of MIL-PRF-19500 qualification will continue to improve its business posture by increasing product marketability.

Hybrids:

Hybrids are compact electronic circuits that contain a selection of passive and active components mounted on printed substrates and encapsulated in appropriate packages. The Company manufactures thick film hybrids, which generally contain discrete semiconductor chips, integrated circuits, chip capacitors and thick film or thin film resistors. Most of the hybrids are of the high-power type and are custom manufactured for military and aerospace systems. Some of the Company’s hybrids include high power voltage regulators, power amplifiers, power drivers, boosters and controllers. The Company manufactures both standard and custom hybrids.

The Company has been certified (since 1990) and qualified (since 1995) under MIL-PRF-38534 Class H (and its predecessor) standards promulgated by the DSCC. These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification under MIL-PRF-38534 Class H requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-PRF-38534 Class H establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assure that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products’ performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. The Company expects that its continued maintenance of MIL-PRF-38534 Class II qualification will continue to improve its business posture by increasing product marketability.

Voltage Regulators:

The Company also qualified a line of voltage regulators in accordance with Class M of MIL-PRF-38535 Class M, which allows it to sell these products in accordance with SMD specifications published by DSCC. The Company also makes standard and custom voltage regulators.

Field Effect Transistors:

Field effect transistors are surface-controlled devices where conduction of electrical current is controlled by the electrical potential applied to a capacitively coupled control element. The Company manufactures about 30 different types of junction and MOS field effect transistor chips. They are used to produce over 350 different field effect transistor types. Most of the Company’s field effect transistors conform to standard Joint Electronic Device Engineering Council designated transistors, commonly referred to as standard 2N number types. The Company is currently expanding its product offering. The Company manufactures both standard and custom field effect transistors.

MANUFACTURING

The Company’s engineers design its transistors, diodes, field effect transistors and hybrids, as well as other customized products, based upon requirements established by customers, with the cooperation of the product and marketing personnel. The design of standard or catalog products is based on specific industry standards.

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

In addition to Company-performed testing and inspection procedures, certain of the Company’s products are subject to source inspections required by customers (including the United States government). In such cases, designated inspectors are authorized to perform a detailed on-premise inspection of each individual device prior to encapsulation in a casing or before dispatch of the finished unit to ensure that the quality and performance of the product meets the prescribed specifications.

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

MARKETING AND CUSTOMERS

The Company’s products are sold throughout the United States and abroad primarily directly and through a network of manufacturers’ representatives and distributors. The Company is represented (i) in the United States by one representative organization that operates out of 2 different locations with 2 salespeople and 1 stocking distributor organization that operates out of 7 locations with 26 salespeople and (ii) in the international market by 2 representative organizations in Israel and the United Kingdom with 4 salespeople. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 28, 2007, the Company sold products to approximately 138 customers. Of these 138 customers, 47 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 28, 2007, Raytheon accounted for approximately 41% of total sales, as compared to the 48% it accounted for during the fiscal year ended February 28, 2006. During the fiscal year ended February 28, 2007, the U.S. Government accounted for approximately 10% of total sales, as compared to the 8% it accounted for during the fiscal years ended February 28, 2006. Other than Raytheon and the U.S. Government, the Company had no customers that accounted for more than 10% of net sales during the last fiscal year. Fifteen of the Company’s customers accounted for approximately 86% of the Company’s sales during the fiscal year ended February 28, 2007. It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. The Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business, financial condition and results of operations of the Company.

During the fiscal year ended February 28, 2007 and since that date, a substantial portion of the Company’s products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company’s sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities. As a result of such Congressional appropriations and significant decreases in military spending on programs that the Company participates in, the Company had a 35% decrease in net bookings during the fiscal year ended February 28, 2007 as compared to the previous year. All of the Company’s contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 14% of the Company’s net sales for the fiscal year ended February 28, 2007 as compared to 10% for the year ended February 28, 2006. All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, more than 96% of which are scheduled for delivery within 12 months, was approximately $4,472,000 at February 28, 2007, as compared to $6,042,000 as of February 28, 2006. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2008. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Bookings and Backlog.”

The Company’s backlog as of any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers. The delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, variances in the rate of booking new orders from month to month and the possibility of customer changes in delivery schedules or cancellations of orders. Also, delivery times of new or non-standard products are affected by the availability of raw material, scheduling factors, manufacturing considerations and customer delivery requirements.

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company’s backlog as of any particular date may not be indicative of actual sales for any succeeding period. See “Management’s Discussions and Analysis of Financial Conditions - Result of Operations” for a discussion of the increase in bookings for the year ended February 28, 2007 as compared to the previous year.

PATENTS AND LICENSES

The Company owned approximately 33 patents (all of which have now expired or have been allowed to lapse) relating to the design and manufacture of its products. The terminations of these patents have not had a material adverse effect on the Company. The Company believes that engineering standards, manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products than the old patents it had.

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability, performance and service. Management believes, however, that to the extent the Company’s business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, the decline in military orders and the shift in the requirement of the Defense Department whereby the use of Commercial Off The Shelf (COTS) components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to greater price erosion and foreign competition. The Company continues its efforts to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company’s capabilities can offer a technological advantage to customers in the motor driver, and power supplies industries. However, there is no guarantee that the Company will be successful in this effort.

The Company has numerous competitors across all of its product lines. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company’s products. A few such major competitors (e.g., IXYS, Motorola (now On Semiconductors), Intersil, Fairchild, among others) have elected to withdraw from the military market altogether. However, there is no assurance that the Company’s business will increase as a result of such withdrawals. Other competitors in the military market include International Rectifier (the Omnirel Division), Microsemi (the NES Division), MS Kennedy, Natel and Sensitron. The Company competes principally on the basis of product quality, turn-around time, customer service and price. The Company believes that competition for sales of products that will ultimately be sold to the United States government has intensified and will continue to intensify as United States defense spending on high reliability components continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase COTS standard products in lieu of products made in accordance with more stringent military specifications.

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

EMPLOYEES

At February 28, 2007, the Company had 81 employees (as compared to 89 at February 28, 2006), 53 of whom are engaged in production activities, 3 in sales and marketing, 6 in executive and administrative capacities and 19 in technical and support activities. Of the 81 employees, 77 were full time employees and 4 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for all of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company are: Egide USA Inc., Platronics Seals, Kyocera America, Coining, IXYS, Purecoat International, and Stellar Industries. Because of a diminishing number of sources for components and packages in particular, and the sharp increase in the prices of raw silicon semiconductor wafers, metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold. Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer’s needs, leading to lost revenues.

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

ENVIRONMENTAL REGULATION

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation. In addition, the Company, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business or financial condition of the Company will not be materially adversely affected by current or future environmental laws or regulations.

ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from 2008 to 2012. For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has only happened twice in the past ten years (in fiscal year 2001 and fiscal year 2006). The Company accrued $50,000 for its remaining obligations under the Settlement Agreement.

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

On October 21, 1993, a Consent Final Judgment was entered into between the Company and the Florida Department of Environmental Protection (“FDEP”) in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida, in Case No. 91-1232 CA (the “Consent Final Judgment”). The Consent Final Judgment required the Company to remediate the Port Salerno Site and Riviera Beach Site, make monthly payments to escrow accounts for each Site until the sale of the Sites to fund the remediation work, take all reasonable steps to sell the two Sites and, upon the sale of the Sites, apply the net proceeds from the sales to fund the remediation work. Both Sites have been sold (Riviera Beach Site on October 12, 1999 and Port Salerno Site on March 17, 2003) pursuant to purchase agreements approved by FDEP.

Prior to the sale of the Port Salerno Site and Riviera Beach Site, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites. At the closing of the sale of each Site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies. In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies. The current balance in the Port Salerno Escrow Account is approximately $58,000. At present, work at the Port Salerno Site is being performed by USEPA. Work at the Riviera Beach Site is being performed by Honeywell, Inc. (“Honeywell”), pursuant to an Administrative Order on Consent entered into between Honeywell and USEPA. The Company has been notified by FDEP that the performance of remediation work by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company’s remediation obligations under the Consent Final Judgment.

There remains a possibility that FDEP will determine at some time in the future that the final remedy approved by USEPA and implemented at either, or both of, the Port Salerno Site and Riviera Beach Site does not meet the State cleanup requirements imposed by the Consent Final Judgment. If such a final determination is made by FDEP, there is a possibility that FDEP will require the Company to implement additional remedial action at either, or both of, the Port Salerno Site and Riviera Beach Site.

By letter dated November 16, 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site of $214,800. FDEP further notified the Company that FDEP required the Company to resume payments under the Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment. During a follow up telephone conversation with the Company’s attorney, FDEP advised the Company that FDEP will prepare a justification for the asserted unreimbursed expenses. Upon receipt of the cost reimbursement package, the Company is required to transfer $55,000.00 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses that are otherwise recoverable under the Consent Final Judgment. FDEP further stated, during the telephone conversation, that FDEP will work with the Company to establish a reduced payment schedule for the Company to resume under the Consent Final Judgment based on an appropriate showing by the Company of financial hardship. The Company is currently awaiting receipt of FDEP’s cost reimbursement package. Upon receipt of that documentation, the Company will be required to provide a recommendation to FDEP for resumption of payments to FDEP under the Consent Final Judgment based on the Company’s present ability to pay.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”). By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order. At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on January 17, 2007, which provides for the tolling of applicable statutes of limitation through the earlier of September 28, 2007, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site. As of the date of this filing, no such claim has been made.

BANKRUPTCY PROCEEDINGS

On January 24, 1992 (the “Petition Date”), the Company and its wholly-owned subsidiary, Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.), a Delaware corporation, filed voluntary petitions seeking reorganization under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code, as amended (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). On August 20, 1993, the Bankruptcy Court entered an Order (the “Order of Confirmation”) confirming the Company’s Fourth Amended Plan of Reorganization, as modified by the Company’s First Modification of Fourth Amended Plan of Reorganization (the “Plan of Reorganization” or “Plan”). The Plan became effective on August 30, 1993 (the “Effective Date”). On July 12, 1996, the Bankruptcy Court officially closed the case.

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they received 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled (for more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. On February 28, 2007 the remaining balance of these was approximately $1,142,000.

Beginning on the date the Company’s net after tax income exceeds $500,000, the Company is obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector Trading and Holding Corporation (“Vector”), a successor to certain assets and liabilities of the Company, and Vector’s participants and successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 to Vector participants and their successors (the “Profit Participation”). As the Company earned $637,000 in the fiscal year ended February 28, 2001, net after the accrual of $15,000 for the Profit Participation, it distributed, during the fiscal year ended February 28, 2002 approximately $7,500 to its unsecured creditors and approximately $7,500 to Vector and its successors in interest as contemplated by the Plan. As net income for the fiscal years ended February 28, 2003, 2004 and 2005 did not exceed $500,000, there were no distributions related to those fiscal years. As of August 2005, this obligation expired.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s manufacturing operations and its corporate headquarters are located in one leased facility in West Palm Beach, Florida. The Company leases approximately 47,000 sq. ft. for its facility. The lease is for a term of ten years ending on December 31, 2011 and does not include an option to renew the lease under current terms. The Company believes that its facility in West Palm Beach, Florida is suitable and adequate to meet its requirements currently and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Since March 1995, the Company’s Common Stock has been traded on the Over The Counter Electronic Bulletin Board (“OTCBB”). The Company’s Common Stock was traded on the New York Stock Exchange until October 13, 1993, at which time it began trading on the NASDAQ Small Cap Market where it was traded until March 1995.

The following table sets forth for the periods indicated, high and low bid information of the Common Stock as reported by the OTCBB. The prices set forth below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	FISCAL YEAR ENDED		FISCAL YEAR ENDED
	FEBRUARY 28, 2007		FEBRUARY 28, 2006
	HIGH	LOW	HIGH	LOW
First Quarter	$4.75	$3.70	$0.93	$0.60
Second Quarter	$4.15	$1.45	$1.79	$0.60
Third Quarter	$1.75	$1.25	$2.94	$1.40
Fourth Quarter	$2.05	$1.30	$4.64	$1.52

As of May 24, 2007, there were approximately 1,930 holders of record of the Company’s Common Stock. On May 24, 2007, the last sale price of the Common Stock as reported on the OTCBB was $1.66 per share.

Certificates representing 64,339 “old shares” of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 28, 2007. Subsequent to such stock split, these certificates now represent 6,434 shares of Common Stock, which are included in the 2,263,048 shares outstanding as of February 28, 2007 indicated in the beginning of this filing. These “old shares” have not been included in the number of shares outstanding as set forth in the Company’s filings with the commission since the date of such stock split through its Annual Report on Form 10-KSB for the period ended February 28, 2007.

The Company has 173,287 shares of treasury stock in certificate form in its possession. These shares of treasury stock are not included in the number of shares issued and outstanding for the fiscal years ended February 28, 2007 and February 28, 2006.

The Company has not paid any dividends since emerging from bankruptcy and the Company does not contemplate declaring dividends in the foreseeable future. Pursuant to the Company’s ability to pay its settlement proposal with USEPA, the Company agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities is agreed upon and paid in full.

During the fiscal year ended February 28, 2007, the Company did not issue any shares of its Common Stock to employees other than 27,500 shares of its common stock issued pursuant to option exercises.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

INTRODUCTION

The Company designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and MOS power transistors, power and control hybrids, junction and power MOFSET’s, field effect transistors and other related products. Most of the Company’s products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as JAN transistors, diodes and SMD voltage regulators, are sold as standard or catalog items.

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(Dollars in Thousands)
	Year Ended February 28,
	2007	2006
Net Sales	$7,760	$8,342
Cost of sales	6,291	6,346
Gross profit	1,469	1,996
Selling, general and administrative expenses	1,051	1,218
Operating income (loss)	418	778
Forgiveness of Debt	-	1,145
Imputed interest expense on unsecured creditors claims	-	(2)
Interest income	132	54
Environmental Expenses/Other, net	(118)	6
Provision for income taxes	-	(40)
Net income	$432	$1,941

RESULTS OF OPERATIONS

2007 vs. 2006
Net sales for the fiscal year ended February 28, 2007 decreased by approximately 7% to $7,760,000 versus $8,342,000 during the fiscal year ended February 28, 2006, as a result of a decrease in the demand for the Company’s products due to decreased defense spending on military programs the Company supports, as well as decreased economic activity and fewer delivery requirements by its customers.

Bookings were less than sales by approximately 19%; thus, the backlog decreased from $6,042,000 as of February 28, 2006 to $4,472,000 as of February 28, 2007. The Company has experienced a decrease in the level of bookings of approximately 35% for the year ended February 28, 2007 as compared to the previous year primarily due to decreases in military spending on programs the Company supports.

During the year ended February 28, 2007, the Company shipped 496,801 units as compared with 575,517 units shipped during the year ended February 28, 2006. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of sales for the fiscal year ended February 28, 2007 decreased to $6,291,000 from $6,346,000 for the fiscal year ended February 28, 2006. This decrease was primarily due to the lower volume of sales and to variations in product mix for the fiscal year ended February 28, 2007. Expressed as a percentage of sales, cost of sales increased from approximately 76% for the fiscal year ended February 28, 2006 to approximately 81% for the fiscal year ended February 28, 2007. This increase was principally as a result of higher raw material and labor costs.

During the year ended February 28, 2007 the Company’s gross profit was $1,469,000 (19% margin) as compared to $1,996,000 (24% margin) for the year ended February 28, 2006. The gross profit decrease was due principally to the approximately 5% increase in cost of sales percentage resulting from lower production yields, variations in product mix, and higher material and labor costs.

During the year ended February 28, 2007, selling, general and administrative based expenses, as a percentage of sales, were approximately 14% as compared with 15% for the year ended February 28, 2006. Selling, general and administrative expenses decreased approximately 14% to $1,051,000 for the fiscal year ended February 28, 2007 from $1,218,000 for the fiscal year ended February 28, 2006. This decrease is primarily the result of a decrease in wages and lower sales commissions expense.

Operating income for the fiscal year ended February 28, 2007 was $418,000 as compared to an operating income of $778,000 for the fiscal year ended February 28, 2006. This decrease was primarily attributable to a decrease in sales and a higher cost of sales percentage.

Imputed interest expense on unsecured creditor’s claims for the fiscal year ended February 28, 2007 decreased to $0 from $2,000 during the fiscal year ended February 28, 2006 primarily due to the lower present value of the outstanding obligation.

Interest income for the fiscal year ended February 28, 2007 increased to $132,000 from $54,000 during the fiscal year ended February 28, 2006. This increase was attributable to higher interest rates earned on cash and cash equivalents and to a higher cash and cash equivalents balance.

Accrued environmental expenses for the fiscal year ended February were approximately $118,000 as compared to $0 for the fiscal year ended February 28, 2006. The Company accrued these expenses after receiving a notice from FDEP regarding unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site. (See “Environmental Liabilities”)

Net income for the fiscal year ended February 28, 2007 was $432,000 as compared to net income of $1,941,000 for the fiscal year ended February 28, 2006. This decrease is attributable to decrease in sales and a higher cost of sales percentage.

LIQUIDITY AND CAPITAL RESOURCES

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. However, due to the level of current backlog and level of new order intake, the Company might operate at a loss during part of the next fiscal year. The Company anticipates that its capital expenditures will be approximately $200,000 for the next fiscal year.

During the first few fiscal years after its emergence from bankruptcy proceedings, the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on the Company’s products, significant expenses associated with the reorganization proceedings, and the Company’s inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 28, 2007 and February 28, 2006, the Company recorded a net income of $432,000 ($418,000 from operations) and $1,941,000 ($778,000 from operations), respectively.

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

The Company has earned operating income of approximately $418,000 for the fiscal year ended February 28, 2007. However, the Company has significant obligations arising from settlements in connection with its bankruptcy that require the Company to make substantial cash payments that cannot be supported by the current level of operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a steady level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months. However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to Commercial Off The Shelf (COTS) by the defense industry), the Company might operate at a loss during part of the next fiscal year. Thus, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company will not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, it is in continuous negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy creditors or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that if the volume and prices of product sales remain as presently anticipated, the Company will generate sufficient cash from operations to sustain operations. In the event that bookings in the long-term decline significantly below the level experienced during the previous fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

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

At February 28, 2007 and February 28, 2006 respectively, the Company had cash and cash equivalents of $3,539,000 and $3,181,000. The cash increase was primarily due to net cash flow from operations.

At February 28, 2007, the Company had working capital of $5,179,000 as compared with a working capital at February 28, 2006 of $4,562,000. The increase was due to an increase in cash and equivalents.

See “Environmental Liabilities”, “Bankruptcy Proceedings” and “Properties” in Part I, Items 1 and 2, for more information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2007, the Company’s net bookings were $6,250,000 in new orders as compared with $9,605,000 for the year ended February 28, 2006, reflecting a decrease of approximately 35%. The Company’s backlog decreased to $4,472,000 at February 28, 2007 as compared with $6,042,000 as of February 28, 2006, reflecting a 26% decrease. In the event that bookings in the long-term decline significantly below the level experienced in the period ended February 28, 2007, the Company may be required to implement additional cost-cutting and other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects and current productivity.

See Part I, Item 1, “Business - Marketing and Customers”.

FUTURE PLANS

To lessen the Company’s current liquidity problems, the Company plans to (a) continue improving operating efficiencies, (b) further reduce overhead expenses, (c) develop alternative lower cost packaging technologies, and (d) develop products utilizing its current manufacturing technologies geared toward market segments it is currently unable to serve.

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

INFLATION

The rate of inflation has not had a material effect on the Company’s revenues and costs and expenses, and it is not anticipated that inflation will have a material effect on the Company in the near future.

SEASONALITY

The Company’s bookings of new orders and sales are largely dependent on congressional budgeting and appropriation activities and the cycles associated therewith. The Company has historically experienced a decreased level of bookings during the summer months as a result of a slowdown in the level of budgeting and appropriation activities.

RISK FACTORS

The following important business risks and factors, and those business risks and factors described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in our forward-looking statements, and which could affect the value of an investment in the Company. All references to “we”, “us”, “our” and the like refer to the Company.

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

Our ability to repair and maintain the aging manufacturing equipment we own may adversely affect our ability to deliver products to our customers’ requirements. We may be forced to expend significant funds in order to acquire replacement capital equipment that may not be readily available, thus resulting in manufacturing delays.

Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.

The Company relies on its relationships with certain key suppliers for its supply of raw materials, parts and finished components that are qualified for use in the end-products the Company manufactures. While the Company currently has favorable working relationships with its suppliers, it cannot be sure that these relationships will continue in the future. Additionally, the Company cannot guarantee the availability or pricing of raw materials. The price of qualified raw materials can be highly volatile due to several factors, including a general shortage of raw materials, an unexpected increase in the demand for raw materials, disruptions in the suppliers’ business and competitive pressure among suppliers of raw materials to increase the price of raw materials. Suppliers may also choose, from time to time, to extend lead times or limit supplies due to a shortage in supplies. Additionally, some of the Company’s key suppliers of raw materials may have the capability of manufacturing the end products themselves and may therefore cease to supply the Company with its raw materials and compete directly with the Company for the manufacture of the end-products. Any interruption in availability of these qualified raw materials may impair the Company’s ability to manufacture its products on a timely and cost-effective basis. If the Company must identify alternative sources for its qualified raw materials, it would be adversely affected due to the time and process required in order for such alternative raw materials to be qualified for use in the applicable end-products. Any significant price increase in the Company’s raw materials that cannot be passed on to customers or a shortage in the supply of raw materials could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

A large portion of the Company’s sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities. Any such changes could result in reduced demand for the Company’s products, which could have a material and adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, are subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, we could be held liable for damages and the cost of remediation and, along with the rest of the semiconductor industry, we are subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that we will not be required to incur costs to comply with, or that our operations, business or financial condition will not be materially affected by, current or future environmental laws or regulations. See “Business - Environmental Liabilities.”

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

Cost reduction efforts may be unsuccessful or insufficient to improve our profitability and may adversely impact productivity.

During fiscal year 2007, we continued certain cost-cutting measures originally begun four years ago, and we have a plan to implement further cost-saving measures if necessary. The impact of these cost-reduction efforts on our profitability may be influenced by:

•	our ability to successfully complete these ongoing efforts;

•	the possibility that these efforts may not generate the level of cost savings we expect or enable us to effectively compete and return to profitability; and

•	the risk that we may not be able to retain key employees.

Since these cost-reduction efforts involve all aspects of our business, they could adversely impact productivity to an extent we did not anticipate and may inhibit future growth prospects.

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

During the fiscal year ended February 28, 2007, fifteen customers accounted for approximately 86% of our revenues. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.

Some of our products contain components manufactured in-house from three-inch silicon wafers. The worldwide supply of three-inch silicon wafers is dwindling. We currently have enough wafers in inventory and on order to meet our manufacturing needs for three years. Should a shortage of three-inch silicon wafers occur, or if we are not able to obtain three-inch silicon wafers at an economically suitable cost, we may not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer’s needs, leading to lost revenues.

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

Natural disasters, like those related to hurricanes, or threats or occurrences of other similar events, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability. Hurricanes have affected us in the past, and may continue to affect us in the future, resulting in damage to our manufacturing facility in South Florida and our manufacturing equipment, office closures and impairing our ability to produce and deliver our products. Such events could also affect our domestic and international sales, disrupt our supply chains, primarily for raw materials and process chemicals and gases, affect the physical facilities of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that natural events have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.

We rely heavily on our proprietary technologies. Our future success and competitive position may depend in part upon our ability to obtain or maintain protection of certain proprietary technologies used in our principal products. We do not have patent protection on many aspects of our technology. Our reliance upon protection of some of our technology as “trade secrets” will not necessarily protect us from the use by other persons of our technology, or their use of technology that is similar or superior to that which is embodied in our trade secrets. Others may be able to independently duplicate or exceed our technology in whole or in part. We may not be successful in maintaining the confidentiality of our technology, dissemination of which could have material adverse effects on our business. In addition, litigation may be necessary to determine the scope and validity of our proprietary rights.

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-KSB are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in this Annual Report on Form 10-KSB, including those identified below. We do not undertake any obligation to update forward-looking statements.

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

•	the loss of certification or qualification of the Company’s products or the inability of the Company to capitalize on such certifications and/or qualifications;

•	unexpected rapid technological change;

•	a misinterpretation of the Company’s capital needs and sources and availability of liquidity;

•	a change in government regulations which hinders the Company’s ability to perform government contracts;

•	a shift in or misinterpretation of industry trends;

•	unforeseen factors which impair or delay the development of any or all of its products;

•	inability to sustain or grow bookings and sales;

•	inability to capitalize on competitive strengths or a misinterpretation of those strengths;

•	the emergence of improved, patented technology by competitors;

•	inability to protect the Company’s proprietary technologies;

•	a misinterpretation of the nature of the competition, the Company’s competitive strengths or its reputation in the industry;

•	inability to respond quickly to customers’ needs and to deliver products in a timely manner resulting from unforeseen circumstances;

•	inability to generate sufficient cash to sustain operations;

•	inability to adequately respond to continued pricing pressure;

•	failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;

•	changes in military or defense appropriations;

•	inability to make or renegotiate payments under the Plan of Reorganization;

•	inability to move into new markets or develop new products;

•	unexpected impediments affecting ability to fill backlog;

•	inability to be released from certain environmental liabilities;

•	an increase in the expected cost of environmental compliance;

•	changes in law or industry regulation;

•	unexpected growth or stagnation of the business;

•	any changes that render the Company’s headquarters and manufacturing facilities unsuitable or inadequate to meet the Company’s current needs;

•	significant fluctuations in the price and volume of trading in the Company’s common stock; and

•	unforeseen effects of inflation, other unforeseen activities, events and developments that may occur in the future.

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheet as of February 28, 2007	23

Consolidated Statements of Operations
for the years ended February 28, 2007 and February 28, 2006	24

Consolidated Statements of Stockholders’
Equity for the years ended February 28, 2007 and February 28, 2006	25

Consolidated Statements of Cash Flows for the years
ended February 28, 2007 and February 28, 2006	26

Notes to Consolidated Financial Statements	27-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
And Stockholders of
Solitron Devices, Inc.

We have audited the accompanying consolidated balance sheet of SOLITRON DEVICES, INC. and SUBSIDIARIES as of February 28, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOLITRON DEVICES, INC. and SUBSIDIARIES as of February 28, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

DeLeon & Company, P.A.
Pembroke Pines, Florida
May 29, 2007

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2007

ASSETS	(in thousands, except for share and per share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3,539
Accounts receivable, less allowance for doubtful accounts of $22	642
Inventories, net	2,682
Prepaid expenses and other current assets	128
TOTAL CURRENT ASSETS	6,991

PROPERTY, PLANT AND EQUIPMENT, net	489

OTHER ASSETS	53
TOTAL ASSETS	$7,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-Post-petition	$240
Accounts payable-Pre-petition, current portion	1,142
Accrued expenses and other current liabilities	430
TOTAL CURRENT LIABILITIES	1,812

LONG-TERM LIABILITIES, net of current portion	168
TOTAL LIABILITIES	1,980

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,263,048 shares issued and outstanding, net of 173,287 shares of treasury stock	23
Additional paid-in capital	2,733
Retained Earnings	2,797
TOTAL STOCKHOLDERS' EQUITY	5,553
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$7,533

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

	2007	2006
	(in thousands, except for share and per share amounts)

Net sales	$7,760	$8,342
Cost of sales	6,291	6,346
Gross profit	1,469	1,996
Selling, general and administrative expenses	1,051	1,218
Operating income	418	778
Other income (expenses):
Forgiveness of debt	-	1,145
Environmental expenses	(118)	-
Interest income	132	54
Other, net	-	4
Income before income taxes	$432	$1,981
Provision for income taxes	-	40
Net Income	$432	$1,941

Income per share from continuing operations-Basic	$0.19	$0.37
Income per share from continuing operations-Diluted	$0.17	$0.34

Net Income per share-Basic	$0.19	$0.92
Net Income per share-Diluted	$0.18	$0.84

Weighted Average shares outstanding-Basic	2,245,468	2,121,382
Weighted Average shares outstanding-Diluted	2,454,024	2,310,623

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

	Common Stock		Additional
	Number of		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
		(in thousands, except for number of shares)

Balance, February 29, 2005	2,076,053	$21	$2,620	$424	$3,065

New shares issued in exchange for old
and escheatment shares	484

Fractional shares paid Cash-in-Lieu	(488)

New shares issued due to exercise
of stock options	159,500	1	91		92

Net Income	-	-	-	1,941	1,941

Balance, February 28, 2006	2,235,549	22	2,711	2,365	5,098

New shares issued in exchange for old
and escheatment shares	33

Fractional shares paid Cash-in-Lieu	(34)

New shares issued due to exercise
of stock options	27,500	1	22		23

Net Income	-	-	-	432	432

Balance, February 28, 2007	2,263,048	$23	$2,733	$2,797	$5,553

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

	2007	2006
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$432	$1,941
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	182	198
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	346	(7)
Inventories	(112)	(173)
Prepaid expenses and other current assets	7	(8)
Deposits	11	(12)
Increase (decrease) in:
Accounts payable-post-petition	(273)	158
Accounts payable-pre-petition	(28)	362
Accrued expenses and Other liabilities	(199)	(715)
Accrued environmental expenses	90	(985)
Other long-term liabilities	-	65
Total adjustments	24	(1,117)
NET CASH PROVIDED BY OPERATING ACTIVITIES	456	824

CASH FLOWS FROM INVESTING ACTIVITIES;
Purchases of property, plant and equipment	(121)	(137)
NET CASH (USED IN) INVESTING ACTIVITIES	(121)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES;
Proceeds from conversion of stock options	23	91
NET CASH PROVIDED BY FINANCING ACTIVITIES	23	91

NET INCREASE IN CASH AND CASH EQUIVALENTS	358	778

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	3,181	2,403

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,539	$3,181

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

Principles of Consolidation

The consolidated financial statements include the accounts of Solitron Devices, Inc. and its wholly owned Subsidiaries (collectively the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, money market accounts, and treasury bills with maturities of ninety days or less. The Company had $3,376,000 in treasury bills that mature within three months of the balance sheet date and are classified as cash equivalents.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established. The allowance amount was $22,000 as of February 28, 2007.

Shipping and Handling

Shipping and handling costs billed to customers are recorded in net sales. Shipping costs incurred by the Company are recorded in cost of sales.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the “first-in, first-out” (FIFO) method. The Company has not changed its inventory costing method. The Company’s policy is to reserve inventory that has not had any sales or use in the past two years.

On November 2004 the Financial Accounting Standards Board issued Financial Accounting Standards No. 151 (“SFAS 151“) “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This statement became effective for fiscal years beginning after June 15, 2005. ARB No. 43, Chapter 4 required that under some circumstances items such as idle facility expense, excessive spoilage, double freight, and handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. The adoption of SFAS 151 does not have a material effect on the Company.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account. As of February 28, 2007, approximately $62,000 is subject to this risk. With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within Management’s expectations.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue is recognized upon shipment; however, the Company may receive payment of some contracts in advance. When received, these amounts are deferred and are recognized as revenue in the period in which the related products are shipped.

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance.

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

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has prepared its annual and interim financial statements for the fiscal year ended February 28, 2007 in accordance with SFAS No. 148.

During the fiscal year ended February 28, 2006, the Company complied with SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not recognize compensation expense for its stock based incentive plan. Had compensation cost been determined based on the fair value on the grant dates consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

	Fiscal Year Ended
	February 28,
	2007	2006
Net income, as reported	$432	$1,941
Less: total stock based employee compensation expense, net of tax effects	0	73
Pro-forma net income	$432	$1,868
Reported basic earnings per common share	$0.19	$0.92
Pro-forma basic earnings per common share	$0.19	$0.90
Reported diluted earnings per common share	$0.18	$0.84
Pro-forma diluted earnings per common share	$0.18	$0.83

The total stock-based employee compensation expense for the years ended February 28, 2007 and February 28, 2006, was $73,000 and $ 0, respectively, determined under the fair value based method for all awards, net of related tax effects. These amounts have been deducted from the pro forma net income illustration shown above.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

The weighted average estimated value of employee stock options granted during fiscal year 2006 was $1.40. The fair value of options granted in fiscal year 2006 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Date of Grant	May 16, 2005	January 23, 2006
Dividend Yields	0.0%	0.0%
Expected Volatility	103.6%	105.9%
Risk-free Interest Rates	4.25%	4.5%
Expected Life (in years)	5.0	5.0

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

2. Liquidity and Petition in Bankruptcy

Liquidity

The Company has significant obligations arising from settlements in connection with its bankruptcy necessitating it to make substantial cash payments that cannot be supported by the current level of operations. However, the Company has projected that it will be able to generate sufficient funds to support its ongoing operations. The Company must be able to obtain forbearance or be able to renegotiate its bankruptcy related required payments to unsecured creditors, the Florida Department of Environmental Protection (“FDEP”), or raise sufficient cash in order to pay these obligations as currently due, in order to remain a going concern.  The Company continues to negotiate with its unsecured creditors and FDEP in an attempt to arrive at reduced payment schedules. The Company has a contingency plan to reduce its size and thereby reduce its cost of operations within certain limitations. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors or taxing authorities or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible uncertainties described above.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Petition in Bankruptcy

On January 24, 1992, the Company filed voluntary petitions under the Federal Bankruptcy Code. The Company was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code.

On August 20, 1993 the Company’s Plan of Reorganization, as amended and modified (the “Plan”), was confirmed by the Bankruptcy Court and the Company emerged from bankruptcy on August 30, 1993. On July 12, 1996 the Bankruptcy Court officially closed the case.

(a) Pursuant to the Plan of Reorganization, the Company was required to make quarterly payments to holders of unsecured claims until they receive 35% of their pre-petition claims over a period of ten years beginning in approximately May 1995. However, due to negotiations between the parties, the unsecured creditors agreed to a reduced payment schedule and the Company agreed to make payments until its obligations are fulfilled. At February 28, 2007, the Company is currently scheduled to pay approximately $1,142,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 28, 2007, the amount due to holders of allowed unsecured claims is accrued as a current pre-petition liability.

(b) Beginning on the later of (i) the payment of all administrative claims and all unsecured claims, but not later than 18 months after the Effective Date (August 30, 1993) and (ii) the date the Company's net after tax income exceeds $500,000, the Company will pay (on an annual basis) each of (x) the holders of unsecured claims (pro rata) and (y) Vector Trading and Holding Corporation (“Vector”), 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 of such payments to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 of such payments to Vector. This obligation expired as of August 2005.

(c) Under the Plan, the Company is required to remediate its former non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida. The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. The Riviera Beach Property was sold on October 12, 1999 by the Company. Under the terms of the sale, USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Port Salerno (formerly occupied by Solitron Microwave) property was sold on March 17, 2003. Under the terms of the sale, USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds). Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the property, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995: (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 28, 2007, the Company has deposited $90,000 into the escrow accounts. As of February 28, 2007, approximately $58,000 remains in the Port Salerno escrow account.

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
100%

On October 4, 1994, the Company and Vector agreed that Vector’s 25% stock ownership would be distributed among various parties. Vector participants were: Vector principal (Howard White) who received 273,943 shares (subsequently sold to Inversiones Globales); AHI Drillings, Inc. who received 77,037 shares; Cointrol Credit Co. II who received 20,095 shares; Service Finance who received 77,037 shares; Trans Resources who received 77,037 shares; and Martin Associates who received 22,848 shares. Based solely on the Company’s knowledge (and not from any filings which may have to be made with the SEC), and as the result of an out of court agreement made subsequent to a lawsuit filed against Vector by John Stayduhar, a previous Chairman/CEO of the Company, shares held by Inversiones Globales (174,000), by AHI Drillings, Inc. (77,037), by Service Finance (77,037), by Trans Resources (77,037), and by Martin Associates (22,737) were transferred to Mr. Stayduhar. This gave Mr. Stayduhar approximately 20.61% of the shares of the Company.

3. Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Fiscal Year Ended
	February 28,
	2007	2006
Weighted average common shares outstanding	2,245,468	2,121,382
Dilutive effect of employee stock options	208,556	189,241
Weighted average common shares outstanding, assuming dilution	2,454,024	2,310,623

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For fiscal year 2007, 14,400 of the Company’s outstanding stock options (none in fiscal year 2006) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

4. Inventories

As of February 28, 2007, inventories consist of the following:

Raw Materials	$1,465,000
Work-In-Process	1,723,000
Finished Goods	552,000
Gross Inventory	3,740,000
Reserve	(1,058,000)
Net Inventory	$2,682,000

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property, Plant and Equipment

As of February 28, 2007, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Leasehold Improvements	$168,000	5-12 years
Machinery and Equipment	1,533,000	5 years
	1,701,000
Less Accumulated Depreciation
And Amortization	1,212,000
	$489,000

Depreciation and amortization expense was $182,000 and $198,000 for 2007 and 2006 respectively, and is included in Cost of Sales in the accompanying Statements of Operations.

6. Accrued Expenses

As of February 28, 2007 accrued expenses and other liabilities consist of the following:

Payroll and related employee benefits	$381,000
Property taxes	7,000
Environmental liabilities	28,000
Other liabilities	14,000
$430,000

7. Other Long-Term Liabilities

As of February 28, 2007, other long-term liabilities consist of the following items:

Environmental liability	$168,000

Environmental liability has an estimated payout period of seven years at a discounted interest rate of 8.25%. Environmental liability is shown net of $54,000 of deferred interest.

Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

Fiscal Year Ending February 28/29	Amount
2008	27,000
2009	27,000
2010	27,000
2011	27,000
2012	27,000
Thereafter	33,000
Total	$168,000

Imputed interest expense for fiscal years ended February 28, 2007 and February 28, 2006 amounted to $0 and $2,000 relating to accounts payable - pre-petition. Such pre-petition payables were scheduled to be paid by May 2005 at the end of ten years based on the payment schedules set by the court and carried imputed interest to that date. The Company was not able to meet the payment plan and agreed to a lower amount after negotiating with the creditor committees. As a result of such agreement, the amounts due to pre-petition creditors has been classified as a current liability and no further imputed interest has been calculated.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

At February 28, 2007, the Company has net operating loss carryforwards of approximately $13,595,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes are comprised of the following at February 28, 2007:

Deferred tax assets:
Loss carryforwards	$5,426,000
Allowance for doubtful accounts	9,000
Inventory allowance	3,753,000
Section 263A capitalized costs	1,199,000
Total deferred tax assets	10,387,000
Valuation allowance	(10,154,000)
Net deferred tax assets	233,000

Deferred tax liabilities:
Depreciation	229,000
Other	4,000
Total deferred tax liabilities	233,000
Total net deferred taxes	$-

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the year ending February 28, 2007.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for fiscal year ended February 28, 2007 is as follows:

	2007	2006
Income Tax Provision at
U.S. Statutory Rate	$147,000	$674,000
State Taxes, Net of Federal Benefit	16,000	72,000
Alternative Minimum Taxes	-	40,000
Utilization of Net Operating Loss Carryforward	(163,000)	(746,000)
Income Tax Provision	$-	$40,000

9. Stock Options

The Company’s 2000 Stock Option Plan provides that stock options are valid for ten years and vest in twelve months after the award date unless otherwise stated in the option awards.

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

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 16, 2005 the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on May 15, 2006, were for a total of 47,000 shares and the exercise price was fixed at $0.75 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 15, 2015.

On May 17, 2004 the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on May 16, 2005, were for a total number of 47,500 shares and the exercise price was fixed at 1.05 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 16, 2014.

On May 17, 2004 the Board of Directors awarded the Company’s President options totaling 175,636 shares, which are fully vested. The exercise price of these options was fixed at $1.05 per share (the closing price on the OTCBB at the time of the grant).

In December 2000 another grant equal to 10% of the outstanding shares (245,624) was made to the Company’s President at the exercisable price of $0.40 per share (the closing stock price on the date of the grant). Fifty percent (50%) of the total number of shares is immediately exercisable and the other 50% vests in five equal installments over the following five years. All of these options are now fully vested.

Because the determination of the fair value of all options is based on the assumptions described earlier in Note 1 and, because additional option grants are expected to be made each year, the pro-forma disclosures are not representative of pro-forma effects on reported net income or loss for future years.

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted is based on historical option exercise data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

Date of Grant	May 16, 2005	January 23, 2006
Dividend Yields	0.0%	0.0%
Expected Volatility	103.6%	105.9%
Risk-free Interest Rates	4.25%	4.5%
Expected Life (in years)	5.0	5.0

Below is a summary of the Company’s Stock Option Activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, February 28, 2005	602,260	$0.646
Granted May 16, 2005	47,000	$0.750
Granted January 23, 2006	14,700	$3.950
Exercised	(159,500)	$0.580
Expired or Cancelled	(8,000)	$0.682

Balance, February 28, 2006	496,460	$0.774
Exercised	(27,500)	$0.778
Expired or Cancelled	(1,300)	$1.498

Balance, February 28, 2007	467,660	$0.771	7.5	575,000

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of options granted during the year ended February 28, 2006 was $1.19. No options were granted in the year ended February 28, 2007. The total intrinsic value of options exercised during fiscal years ending February 28, 2007 and February 28, 2006 was $79,000 and $374,000 respectively.

A summary of the status of the Company’s nonvested shares as of February 28, 2007 and changes during the fiscal year then ended is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 1, 2006	60,700	$1.20
Vested	(59,400)	$1.20
Forfeited	(1,300)	$1.17
Nonvested at February 28, 2007	0	$0

The total fair value of shares vested during the years ended February 28, 2007 and 2006 was $71,000 and $43,000 respectively

The following table summarizes information about stock options outstanding and exercisable at February 28, 2007:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number of Outstanding Options	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.400	$0.400	254,624	4 years	$0.400	254,624	$0.400
$ 1.050	$1.050	176,636	8 years	$1.050	176,636	$1.050
$ 0.750	$0.750	22,000	9 years	$0.750	22,000	$0.750
$ 3.950	$3.950	14,400	9 years	$3.950	14,400	$3.950

		467,660		$0.771	467,660	$0.771

All options with a remaining contractual life outstanding are fully vested.

10. Employee Benefit Plans

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2007 and February 28, 2006.

11. Export Sales and Major Customers

Revenues from domestic and export sales to unaffiliated customers are as follows:

	Year Ended	Year Ended
	February 28,	February 28,
	2007	2006
Export sales:
Europe	$911,000	$678,000
Canada and Latin America	156,000	125,000
Far East and Middle East	14,000	73,000
United States	6,679,000	7,466,000
	$7,760,000	$8,342,000

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales to the Company's top two customers accounted for 51% of net sales for the year ended February 28, 2007 as compared with 56% of the Company's net sales for the year ended February 28, 2006. Sales to Raytheon Company accounted for approximately 41% of net sales for the year ended February 28, 2007 and 48% for the year ended February 28, 2006. Sales to the US Government accounted for 10% and 8% during the fiscal years ended February 28, 2007 and 2006 respectively.

12. Major Suppliers

Purchases from the Company’s two top suppliers accounted for 23% of total purchases of production materials for the year ended February 28, 2007 compared with 20% of the Company's total purchases of production materials for the year ended February 28, 2006.

13. Commitments and Contingencies

Employment Agreement

In December 2000, the Company entered into a five-year employment agreement with its President. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of the Company’s pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, “pre -tax income” shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to employees. The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year. The President of the Company voluntarily took a 30% reduction in compensation at the time that salary reductions, ranging from 6% to 12%, went into effect for all of the employees of the Company during fiscal year 2002. As of June 2, 2003, 66% of the reduction in salary was restored. As of January 1, 2004, the President’s salary was restored to 94% of the contracted value. As of January 30, 2005, the President’s salary was restored to 100% of the contracted value.

At a meeting of the Compensation Committee on January 23, 2006, the Committee approved an increase to the President’s salary to $280,000, effective March 1, 2006.

At a meeting of the the Compensation Committee on June 5, 2006, the Committee also approved a bonus payment for the Company’s President in the amount of $104,000 for the fiscal year ended February 28, 2006.

The President’s employment agreement stipulates, in Article 2.2, “Option to Extend”, that the contract is automatically extended for one year periods unless a notice is given by either party one year prior to the yearly anniversary.

Upon execution of the agreement, the President received a grant of options to purchase ten percent (10%) of the outstanding shares of the Company’s common stock, par value $.01 calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the Company’s common stock on the OTCBB on the date of the grant ($0.40). Fifty percent (50%) of the Initial Stock Options granted are vested immediately upon grant. The remaining fifty percent (50%) of the Initial Stock Options will vest in equal amounts on each of the first five anniversaries of the date of grant. As of February 28, 2006, these options are now fully vested.

These stock options are in addition to, and not in lieu of or in substitution for, the stock options (the “1992 Stock Options”) granted to the President pursuant to the Incentive Stock Option Plan Agreement dated October 20, 1992 under Solitron Devices, Inc. 1987 Stock Option Plan between the Company and the President.

Environmental Compliance:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from 2008-2012. For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has only happened twice in the past ten years (in fiscal year 2001 and fiscal year 2006). The Company accrued $50,000 for its remaining obligations under the Settlement Agreement.

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

On October 21, 1993, a Consent Final Judgment was entered into between the Company and the Florida Department of Environmental Protection (“FDEP”) in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida, in Case No. 91-1232 CA (the “Consent Final Judgment”). The Consent Final Judgment required the Company to remediate the Port Salerno and Riviera Beach Sites, make monthly payments to escrow accounts for each Site until the sale of the Sites to fund the remediation work, take all reasonable steps to sell the two Sites and, upon the sale of the Sites, apply the net proceeds from the sales to fund the remediation work. Both Sites have been sold pursuant to purchase agreements approved by FDEP.

Prior to the sale of the Port Salerno Site and Riviera Beach Site, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites. At the closing of the sale of each Site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies. In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies. The current balance in the Port Salerno Escrow Account is approximately $58,000. At present, work at the Port Salerno Site is being performed by USEPA. Work at the Riviera Beach Site is being performed by Honeywell, Inc. (“Honeywell”), pursuant to an Administrative Order on Consent entered into between Honeywell and USEPA. The Company has been notified by FDEP that the successful performance of remediation work in accordance with the Consent Final Judgment standards by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company’s remediation obligations under the Consent Final Judgment.

There remains a possibility that FDEP will determine at some time in the future that the final remedy approved by USEPA and implemented at either, or both of, the Port Salerno Site and Riviera Beach Site does not meet the State cleanup requirements imposed by the Consent Final Judgment. If such a final determination is made by FDEP, there is a possibility that FDEP will require the Company to implement additional remedial action at either, or both of, the Port Salerno Site and Riviera Beach Site.

By letter dated November 16, 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site of $214,800. FDEP further notified the Company that FDEP required the Company to resume payments under Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment. During a follow up telephone conversation with the Company’s attorney, FDEP advised the Company that FDEP will prepare a justification for the asserted unreimbursed expenses. Upon receipt of the cost reimbursement package, the Company is required to transfer $55,000.00 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses that are otherwise recoverable under the Consent Final Judgment. FDEP further stated, during the telephone conversation, that FDEP will work with the Company to establish a reduced payment schedule for the Company to resume under the Consent Final Judgment based on an appropriate showing by the Company of financial hardship. The Company is currently awaiting receipt of FDEP’s cost reimbursement package. Upon receipt of that documentation, the Company will be required to provide a recommendation to FDEP for resumption of payments to FDEP under the Consent Final Judgment based on the Company’s present ability to pay.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”). By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order. At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on January 17, 2007, which provides for the tolling of applicable statutes of limitation through the earlier of September 28, 2007, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site. As of the date of this filing, no such claim has been made.

Operating Leases

In 2001, the Company entered into a lease agreement for its production facility. The lease has a 10-year term, which expires in the year 2011 and has no option to renew under current terms. The lease is subject to escalations based on operating expenses. Future minimum lease payments for all non-cancelable operating leases are as follows:

Fiscal Year Ending February 28/29	Amount
2008	439,000
2009	452,000
2010	466,000
2011	481,000
Thereafter	411,000
Total	$2,249,000

Total rent expense was $436,000 for the year ended February 28, 2007 as compared with $385,000 for the year ended February 28, 2006. These figures include rental of storage space, which is made on a month-to-month basis.

14. Other Income

No other income was recognized during the year ended February 28, 2007. During the year ended February 26, 2006, the Company settled $477,000 of debt obligations to unsecured creditors at a discount. The Company recognized $284,000 of other income as a result of the settlement. Also during the year ended February 28, 2006, the Company entered into an Ability to Pay Agreement with the USEPA. The Company recognized $861,000 of other income as a result of the settlement. This $1,145,000 of other income is reflected in the Consolidated Statements of Operations for the year ended February 28, 2006 as forgiveness of debt.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8A. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In furtherance thereof, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and our CFO, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our board of directors in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act are accurate, complete and timely. Based on the results of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities & Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Open

PART III

ITEM 9.	DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The table below sets forth the name, age, and position of the directors and executive officers of the Company. The table below also sets forth the year in which each director was first elected to the Board and the year in which the term of each director expires. Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes, each of which consists of (as nearly as may be possible) one third of the directors. Directors are elected for three-year terms. Pursuant to the Plan of Reorganization, all shares of Common Stock issued to Vector and its participants and to the holders of allowed unsecured claims must be voted for all purposes (including the election of members of the Board of Directors) as directed by the Board of Directors. Pursuant to the Plan of Reorganization, Vector originally owned 25% and the holders of allowed unsecured claims own an aggregate of 40% of all shares of Common Stock issuable pursuant to the Plan of Reorganization (other than shares issuable to Mr. Saraf upon the exercise of options granted prior to the Effective Date). On October 4, 1994, the Company and Vector agreed that its 25% of stock would be redistributed between six parties (see Note 2 of the Consolidated Financial Statements). Some of the Vector stock subsequently was transferred to John Stayduhar’s Revocable Trust which is not subject to voting restrictions (see Note 2 of the Consolidated Financial Statements).
Name	Age	Position with Solitron	Year First Became Director	Term As Director Expires(1)

Shevach Saraf	64	Chairman of the Board,	1992	Expired
		Chief Executive Officer,
		President, Chief Financial Officer
		and Treasurer

Dr. Jacob A. Davis	70	Director	1996	Expired

Mr. Joseph Schlig	79	Director	1996	Expired

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

Before joining Solitron in 1992, Mr. Saraf was Vice President of Operations and a member of the Board of Directors of Image Graphics, Inc (“Image Graphics”)., a military and commercial electron beam recorder manufacturer based in Shelton, CT. As head of Image Graphics’ engineering, manufacturing materials and field service operations, he turned around the firm’s chronic cost and schedule overruns to on-schedule and better-than-budget performance. Earlier, he was President of Value Adding Services, a management consulting firm in Cheshire, CT. This company provided consulting and turnaround services to electronics and electromechanical manufacturing companies with particular emphasis on operations. From 1982-1987, Mr. Saraf was Vice President of operations for Harmer Simmons Power Supplies, Inc., a power supplies manufacturer in Seymour, CT. He founded and directed all aspects of the company’s startup and growth, achieving $12 million in annual sales and a staff of 180 employees. Mr. Saraf also held executive positions with Photofabrication Technology, Inc. and Measurements Group of Vishay Intertechnology, Inc.

Born and raised in Tel Aviv, Israel, he served in the Israeli Air Force from 1960-1971 as an electronics technical officer. He received his master’s in business administration from Rensselaer Polytechnic Institute, Troy, NY, and his master’s in management from Rensselaer at Hartford (formerly known as Hartford [CT] Graduate Center). He also received associate degrees from the Israeli Institute of Productivity, the Teachers & Instructors Institute, and the Israeli Air Force Technical Academy.

Dr. Jacob (Jay) A. Davis was elected a Director of the Company on August 26, 1996. Dr. Davis also serves as the Chairman of the Compensation Committee and a member of the Audit Committee. From 1995 to 1999, he was Vice President of Business Planning and Finance for AET, Inc, a developing software company based in Melbourne, Florida. In 1994 and 1995, he was Visiting Professor in Engineering Management at Florida Institute of Technology. He was a Vice-Chairman of the Brevard SCORE Chapter and has devoted significant time to counseling with local businesses. He was an active member of the International Executive Service Corps (IESC) serving in South Russia during May and June of 1996.

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

Prior to 1985, Mr. Schlig had many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon. Mr. Schlig has also operated several small/medium size companies in both the public and private sectors. He also served as a director of the Trumbull Technology Foundation, and a Director of the MIT Enterprise Forum of Connecticut and served as a director of the Bridgeport Economic Development Corporation. He was an alternate member of the Board of Finance of the Town of Trumbull, Connecticut. He is currently a Director and Assistant Treasurer of the Trumbull Library System.

Mr. Schlig has an engineering degree from the Stevens Institute of Technology and an MBA from the Harvard Business School where he was a Baker Scholar. Mr. Schlig is the Chairman of the Audit Committee and a member of the Compensation Committee.

Audit Committee

The Company’s Board of Directors has an Audit Committee. The Audit Committee consists of Messrs. Davis and Schlig (Chairman). The Company has determined that the members of the audit committee are independent pursuant to Rule 4200(a)(15) of the Marketplace Rules for the NASDAQ Stock Market. The Company’s Audit Committee generally has responsibility for appointing, overseeing and determining the compensation of our independent certified public accountants, reviewing the plan and scope of the independent certified public accountants’ audit, reviewing our audit and control functions, approving all non-audit services provided by our independent certified public accountants and reporting to our full Board of Directors regarding all of the foregoing. Additionally, our Audit Committee provides our Board of Directors with such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. The Company has adopted an Audit Committee Charter, a copy of which is published on the Company’s web site, www.solitrondevices.com on the Investor Relations page. The Company has determined that the Audit Committee “financial expert” is Mr. Joseph Schlig.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers, which includes the Company’s principal executive officer, principal financial officer and principal accounting officer, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company’s web site, www.solitrondevices.com on the Investor Relations page.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 28, 2006, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were complied with, except that Messrs. Davis and Schlig inadvertently failed to report one transaction in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named officers for the fiscal years ended February 28, 2007 and 2006.

Name and Principal Position	Year	Salary($)	Bonus($)		Option Awards($)		All Other Compensation($)		Total($)
Shevach Saraf	2007	295,845	53,855	(1)	-		22,690	(2)	372,390
Chairman of the Board,	2006	252,695	103,554		-		25,174	(2)	381,423
President, CFO, Treasurer

Jesse Quinn	2007	82,764	1,448		27,596	(3)	-		111,808
Director of Operations	2006	80,923	4,760		34,525	(3)	-		120,208

(1)	In a Compensation Committee Meeting held on June 4, 2007, the committee approved a bonus of $53,855 to be paid during the week of June 11, 2007.

(2)	Life, Disability, & Medical Insurance premiums plus personal car expenses.

(3)	Income from exercise of stock options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 2007 held by the following named officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Uncerlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Inventive Plan Awards: Number of unearned Shares, Units or Other Rights That have Not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have Not Vested (#)
Shevach Saraf (1)	254,624	-	-	$.40	12/1/2010	-	-	-	-
(1)	175,636	-	-	$1.05	5/14/2013	-	-	-	-
Jesse Quinn (1)	8,000	-	-	$.75	5/16/2015	-	-	-	-
(1)	3,000	-	-	$3.95	1/23/2016	-	-	-	-

(1)	These options are fully vested as of February 28, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid In Cash($)	Option Awards		All Other Compensation($)	Total($)
Dr. Jacob A. Davis (2)	13,500	126,286	(1)	-	139,786
Mr. Joseph Schlig (2)	13,500	25,840	(1)	-	39,340

(1)	Income from exercise of stock options. Includes shares acquired upon exercise of options in the following amounts: Dr. Davis, 36,000 shares, Mr. Schlig, 44,000 shares.

(2)	The directors hold fully vested unexercised options in the following amounts: Dr. Davis, 11,000 shares, Mr. Schlig, 3,000 shares.

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

Employment Agreement

In December 2000, the Company entered into a five-year employment agreement with its President and CEO. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of the Company’s pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, “pre-tax income” shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonus paid to employee. The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year.

The employment agreement stipulates that the contract is automatically extended for one-year periods unless a notice is given by either party one year prior to the yearly anniversary.

Upon execution of the agreement, the President received a grant to purchase ten percent (10%) of the outstanding shares of the Company’s common stock, par value $.01 calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the company’s common stock on the OTCBB on the date of the grant ($0.40). Fifty percent (50%) of the initial stock options granted are vested immediately upon grant. The remaining fifty percent (50%) of the initial stock options vest in equal amount on each of the first five anniversaries of the date of grant. All of these options are now fully vested.

These stock options are in addition to, and not in lieu of or in substitution for, the stock options (the “1992 Stock Options”) granted to the President pursuant to the Incentive Stock Option Plan Agreement dated October 20, 1992 under Solitron Devices, Inc. 1987 Stock Option Plan between the Company and the President.

At a meeting of the Compensation Committee on January 23, 2006, the Committee approved an increase to the President’s annual compensation to $280,000, effective March 1, 2006.

The President of the Company may also participate in the Company’s 2000 Stock Option Plan, the Company’s deferred Compensation Plan and the Company’s Employee 401-K and Profit Sharing Plan (the “Profit Sharing Plan”). During the fiscal year ended February 28, 2006, no amounts were deferred by executive officers under the Company’s deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 28, 2007  by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)

Shevach Saraf 3301 Electronics Way West Palm Beach, FL 33407	650,415	(2)	28.74%

Dr. Jacob Davis 370 Franklyn Avenue Indialantic, FL 32903	11,000	(2)	*

Joseph Schlig 129 Mayfield Drive Trumbull, CT 06611	11,000	(2)	*

All Executive Officers and Directors as a Group (3 persons)	672,415	(2)	29.75%

John Stayduhar Revocable Trust	285,232	(3)	12.62%
c/o Boyes & Farina, P.A. 1601 Forum Place, Suite 900 West Palm Beach, FL 33401

Alexander C. Toppan 40 Spectacle Ridge Road South Kent, CT 06785	172,100	(4)	7.61%

Steven T. Newby 12716 Split Creek Court North Potomac, MD 20878	257,800	(5)	11.40%

* Less than 2%

(1)
For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

(2)
Includes shares that may be acquired upon exercise of options that are exercisable within sixty (60) days in the following amounts: Mr. Saraf - 432,260 shares; Mr. Schlig - 3,000 shares; Dr. Davis - 11,000 shares.

(3)	This number is based solely on the Form 4 filed with the Commission on August 28, 2006.

(4)	This number is based solely on the Schedule 13G/A filed with the Commission on January 26, 2007.

(5)	This number is based solely on the Schedule 13G/A filed with the Commission on January 5, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	-	-
Equity compensation plans not approved by security holders	467,660	$0.771	507,000
Total	467,660	$0.771	507,000

The Solitron Devices, Inc. 2000 Stock Option Plan (the “2000 Plan’) was created effective July 10, 2000 to provide employees with an opportunity to acquire a proprietary interest in the Company. Options issued under the 2000 Plan are for the purchase of Solitron Devices, Inc. common stock, par value of $0.01 per share and are priced at the closing price on the date of the grant. Options may be granted under the 2000 Plan to any employee, officer, or director of the Company as well as to any independent contractor or consultant performing services for the Company. Options granted have a one-year vesting period and expire ten years from the date of grant. Options granted are not transferable and have restrictions placed on their exercise in the event of termination of employment, death, or disability. Each option granted under the 2000 Plan is a non-qualified stock option that is not intended to meet the requirements of Section 422 of the Code.

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

2.4	Consent Final Judgment of the Company (incorporated by reference to the Company's Form 8-K, dated September 3, 1993, as amended by the Company's Form 8-K/A, dated October 12, 1993).

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

3.2	Bylaws of the Company (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 1993).

4.1
Rights Agreement dated as of May 31, 2001, between Solitron Devices, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s current report on Form 8-K filed on June 20, 2001).

10.1 +	1987 Incentive Stock Option Plan (incorporated by reference to the Company’s Form 10-K for the years ended February 28, 1994 and February 28, 1995).

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

10.5	Reduction in Space and Rent Agreement dated November 1, 2001 between Solitron Devices, Inc. and Technology Place, Inc.

10.6 +	Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2001)

10.7	Ability to Pay Multi-Site Settlement Agreement, effective as of February 24, 2006, between Solitron Devices, Inc. and the United States Environmental Protection Agency.

21*	List of Subsidiaries of the Company.

23 *	Consent of Independent Registered Public Accounting Firm

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management contracts or compensatory plans, contracts or arrangements.

*  Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for the years ended February 28, 2006 and February 28, 2007, by its former accounting firm, Goldstein Lewin & Co. (“GL&C”), and by its current accounting firm, DeLeon & Company (“DL&C”) are as follows:

Audit Fees: The aggregate fees for professional services rendered by GL&C in connection with a review of our quarterly financial statements (Form 10-QSB) for the quarter ended May 31, 2005 was approximately $6,000. The aggregate fees for professional services rendered by DL&C in connection with (i) the audit of our annual financial statements (Form 10-KSB), and (ii) reviews of our quarterly financial statements (Form 10-QSB) for the years ended February 28, 2006 and February 28, 2007, were approximately $42,000 and $50,000 respectively.

Tax Fees: The aggregate fees for professional services rendered by DL&C for tax compliance for the years ended February 28, 2006 and February 28, 2007 were approximately $2,500 for each year. There were no other fees paid for tax services for the years ended February 28, 2006 and 2007.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services.

The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case by case basis, any audit or permitted non-audit service proposed to be performed previously by GL&C and currently by DL&C in advance of the performance of such service. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed previously by GL&C and currently by DL&C. In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services currently performed by DL&C is consistent with maintaining DL&C’s status as our current independent auditors.

Consistent with these policies and procedures, the Audit Committee approved all of the services previously rendered by GL&C and currently rendered by DL&C during the year ended February 28, 2007, as described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOLITRON DEVICES, INC.

/s/ Shevach Saraf
By: Shevach Saraf Title: Chairman of the Board, President, Chief Executive Officer, Treasurer and Chief Financial Officer

Date: June 7, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf	Chairman of the Board,	_______________
Shevach Saraf	President, Chief Executive Officer, Treasurer and Chief Financial Officer.

/s/ Jacob Davis
Jacob Davis	Director	_______________

/s/ Joseph Schlig
Joseph Schlig	Director	_______________

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
21	List of Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.