Form 10QSB
period 2007-03-31
SOLITRON DEVICES INC
filed 2007-06-27
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 25, 2007: 2,263,046 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SOLITRON DEVICES, INC.

INDEX

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheet May 31, 2007	1

		Condensed Consolidated Statements of Income Three Months Ended May 31, 2007 and 2006	2

		Condensed Consolidated Statements of Cash Flows Three Months Ended May 31, 2007 and 2006	3

		Notes to Condensed Consolidated Financial Statements	4-9

Item	2.	Management’s Discussion and Analysis or Plan of Operation	10-13

Item	3.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item	6.	Exhibits	13

Signatures			14

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

May 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,789
Accounts receivable, net of allowance for doubtful accounts of $22	646
Inventories, net	2,683
Prepaid expenses and other current assets	147
TOTAL CURRENT ASSETS	7,265

PROPERTY, PLANT AND EQUIPMENT, net	473

OTHER ASSETS	58

TOTAL ASSETS	$7,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - Post-petition	$353
Accounts payable - Pre-petition	1,135
Accrued expenses and other current liabilities	436
TOTAL CURRENT LIABILITIES	1,924

LONG TERM LIABILITIES, net of current portion	168

TOTAL LIABILITIES	2,092

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-0-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,046 shares issued and outstanding, net of 173,287 shares of treasury stock	23
Additional paid-in capital	2,733
Retained earnings	2,948

TOTAL STOCKHOLDERS’ EQUITY	5,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,796

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MAY 31,
(Unaudited, in thousands except for share and per share amounts)

	2007	2006

NET SALES	$1,743	$1,901
Cost of Sales	1,370	1,697

Gross Profit	373	204

Selling, General and Administrative Expenses	270	288

Operating Income/(Loss)	103	(84)

OTHER INCOME
Other Income, Net	4	-
Interest Income	44	31
Interest Expense	-	-
Other Income, Net	48	31

Net Income/(Loss)	$151	$(53)

INCOME/(LOSS) PER SHARE: Basic	$.07	$(0.02)
: Diluted	$.06	$(0.02)

WEIGHTED AVERAGE
SHARES OUTSTANDING: Basic	2,288,279	2,194,126
: Diluted	2,462,577	2,433,196

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31,
(Unaudited, in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$151	$(53)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	46	46
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(4)	5
Inventories	(1)	54
Prepaid expenses and other current assets	(19)	(57)
Other assets	(5)	19
Increase (Decrease) in:
Accounts payable - Post-petition	113	(49)
Accounts payable - Pre-petition	(7)	(7)
Accrued expenses and other current liabilities	6	25
Other long-term liabilities	-	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	280	(17)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30)	(65)
NET CASH (USED IN) INVESTING ACTIVITIES	(30)	(65)

CASH FLOW FROM FINANCING ACTIVITIES:
Exercise of stock options	-	20
NET CASH FROM FINANCING ACTIVITIES	-	20

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	250	(62)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	3,539	3,181

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$3,789	$3,119

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

The information contained in this Form 10-QSB should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Solitron Devices, Inc. and Subsidiaries’ (collectively, the “Company”) Annual Report on Form 10-KSB for the year ended February 28, 2007.

The results of operations for the three-month period ended May 31, 2007 are not necessarily indicative of the results to be expected for the entire year ending February 29, 2008.

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

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has prepared its interim financial statements for the fiscal quarters ended May 31, 2007 and May 31, 2006 in accordance with SFAS No. 148.

No employee stock options were granted during fiscal quarters ended May 31, 2007 and May 31, 2006.

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

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended May 31,
	2007	2006
Weighted average common shares outstanding	2,288,279	2,194,126
Dilutive effect of employee stock options	174,298	239,070
Weighted average common shares outstanding, assuming dilution	2,462,577	2,433,196

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three month period ended May 31, 2007, 13,800 of the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the three-month period ended May 31, 2006, none of the Company’s stock options were excluded from the calculation of diluted earnings per share.

5. INVENTORIES:

As of May 31, 2007 net inventories consisted of the following:

Raw Materials	$1,409,000
Work-In-Process	1,723,000
Finished Goods	611,000
Gross Inventories	3,743,000
Reserve	(1,060,000)
Net Inventories	$2,683,000

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. INCOME TAXES:

At May 31, 2007, the Company had net operating loss carryforwards of approximately $13,195,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for the periods ended May 31, 2007 and 2006 is provided below:

Income Tax Provision at	May 31, 2007	May 31, 2006
U.S. Statutory Rate	$123,000	$-
State Taxes, Net of Federal Benefit	21,000	-
Alternative Minimum Tax	-	-
Utilization of Net Operating Loss Carryforward	(144,000)	-
Income Tax Provision	$-	$-

No change in the valuation allowance on deferred tax assets was recorded for the period ended May 31, 2006.

7. OTHER INCOME:

The $48,000 of other income reflected in the condensed consolidated statements of income for the quarter ended May 31, 2007 consists of $44,000 of interest income on cash and cash equivalents plus $4,000 of other income related to receivables adjustments. For the fiscal quarter ended May 31, 2006, the Company earned $31,000 of other income consisting entirely of interest income.

8. ACCRUED EXPENSES:

As of May 31, 2007 accrued expenses and other liabilities consisted of the following:

Payroll and related employee benefits	$379,000
Other liabilities	57,000
$436,000

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers are as follows:

	Three months ended May 31,
	2007	2006
Export sales:
Europe and Australia	$269,000	$159,000
Canada and Latin America	26,000	11,000
Far East and Middle East	22,000	10,000
United States	1,426,000	1,721,000
	$1,743,000	$1,901,000

Sales to the Company's top two customers accounted for approximately 54% of net sales for the quarter ended May 31, 2007 as compared to 59% for the quarter ended May 31, 2006. Sales to Raytheon Company accounted for approximately 41% of net sales for the quarter ended May 31, 2007 as compared to 52% for the quarter ended May 31, 2006. During the quarter ended May 31, 2007, sales to the United States Government represented approximately 13% of net sales as compared to 7% for the quarter ended May 31, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2007 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements included elsewhere in this Form 10-QSB which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment and intangible assets, revenue recognition and accounting for income taxes. A discussion of all of these critical accounting policies can be found in Note 1 of the “Notes to the consolidated financial statements” in Item 7 of our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007.

Trends and Uncertainties:

During the three months ended May 31, 2007 the Company’s book-to-bill ratio was approximately 1.31 as compared to approximately .98 for the three months ended May 31, 2006, reflecting an increase in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continuously identifies and implements means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake decrease over the next twelve months, the Company may be required to implement additional cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended May 31, 2007 Compared to Three Months Ended May 31, 2006:

Net sales for the three months ended May 31, 2007 decreased 8% to $1,743,000 as compared to $1,901,000 for the three months ended May 31, 2006. This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2007 decreased to $1,370,000 from $1,697,000 for the comparable period in 2006. Expressed as a percentage of sales, cost of sales decreased to 79% from 89% for the same period in 2006. This change was due primarily to lower raw material costs resulting from higher product yields and decreases in direct labor wages and manufacturing overhead expenses.

Gross profit for the three months ended May 31, 2007 increased to $373,000 from $204,000 for the three months ended May 31, 2006. Accordingly, gross margins on the Company’s sales increased to 21% for the three months ended May 31, 2007 in comparison to 11% for the three months ended May 31, 2006. This change was due mainly to lower raw material costs and decreases in direct labor wages and manufacturing overhead expenses as discussed above.

For the three months ended May 31, 2007, the Company shipped 199,346 units as compared to 58,448 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 12%, from $4,472,000 to $5,006,000, for the three months ended May 31, 2007, as compared to a decrease of 1% for the three months ended May 31, 2006. Changes in backlog reflect changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase of 22% in the level of bookings during the quarter ended May 31, 2007 as compared to a 19% decrease in bookings for the same period in 2006 principally as a result of a shift in defense spending priorities, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $270,000 for the three months ended May 31, 2007 from $288,000 for the comparable period in 2006. During the three months ended May 31, 2007, selling, general, and administrative expenses as a percentage of net sales remained at 15%, equal to the percentage of net sales for the three months ended May 31, 2006. The decrease in dollar value was due primarily to decreases in sales commissions and selling wages.

Operating income for the three months ended May 31, 2007 increased to $103,000 from an operating loss of $84,000 for the three months ended May 31, 2006. This increase is due mainly to a decrease in cost of sales, and a decrease in selling, general and administrative expenses.

The Company recorded net other income of $48,000 for the three months ended May 31, 2007 as compared to $31,000 for the three months ended May 31, 2006. Included in net other income was interest income of $44,000 for the three months ended May 31, 2007 as compared to $31,000 for the three months ended May 31, 2006. The increase in interest income is due primarily to higher cash and equivalents balances as well as higher rates of return on invested funds.

Net income for the three months May 31, 2007 increased to $151,000 versus a net loss of $53,000 for the same period in 2006. This increase is due mainly to a decrease in cost of sales, and a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources:

The Company’s sole source of cash is revenue generated by ongoing operations. The Company’s liquidity is expected to be adversely affected by decreased cash receipts due to anticipated lower level of sales volume over the next twelve to twenty-four months due to customers’ delivery requirements. The Company’s liquidity is not expected to improve until the Company’s revenues increase to a level consistently above its breakeven point.

Furthermore, the Company’s liquidity continues to be adversely affected by the Company’s 1993 bankruptcy petition obligations and the Company’s inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company’s bankruptcy obligations, see “Business - Bankruptcy Proceedings” in the Company’s Annual Report on Form 10-KSB filed for the period ended February 28, 2007.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of May 31, 2007, the Company has paid approximately $713,000 to its unsecured creditors. The Company’s remaining obligation is approximately $1,135,000 to holders of allowed unsecured claims to be paid in quarterly installments.

The Company reported net income of $151,000 and operating income of $103,000 for the three months ended May 31, 2007. The Company has significant obligations arising from settlements related to its bankruptcy proceeding which require it to make substantial cash payments, which cannot be supported by the Company’s current level of operations.

At May 31, 2007, February 28, 2007 and May 31, 2006, the Company had cash of approximately $3,789,000, $3,539,000 and $3,119,000, respectively. Increases in accounts payable and other accrued expenses contributed $119,000 to the last nine months’ cash flow generated by ongoing operations.

At May 31, 2007, the Company had working capital of $5,341,000 as compared with a working capital at May 31, 2006 of $4,529,000. At February 28, 2007, the Company had a working capital of $5,179,000. The $162,000 increase for the three months ended May 31, 2007 was due mainly to a $250,000 increase in cash offset by increases in current liabilities.

Off-Balance Sheet Arrangements:

The Company is not involved in any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-QSB are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in this Quarterly Report on Form 10-QSB, including those identified below. We do not undertake any obligation to update forward-looking statements.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of May 31, 2007, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 6.  EXHIBITS:

Exhibits

10.1	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on June 12, 2007).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: June 26, 2007	/s/ Shevach Saraf
Shevach Saraf Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on June 12, 2007).*

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan, contract or arrangement.