Form 10QSB
period 2007-08-31
SOLITRON DEVICES INC
filed 2007-10-01
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2007: 2,263,046 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

SOLITRON DEVICES, INC.

INDEX

			Page No.
PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheet August 31, 2007	2

		Condensed Consolidated Statements of Income Three Months Ended August 31, 2007 and 2006	3

		Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2007 and 2006	4

		Notes to Condensed Consolidated Financial Statements	5-10

Item	2.	Management’s Discussion and Analysis or Plan of Operation	11-14

Item	3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item	6.	Exhibits	15

Signatures			16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

August 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,880
Accounts receivable, less allowance for doubtful accounts of $22	688
Inventories, net	2,642
Prepaid expenses and other current assets	130
TOTAL CURRENT ASSETS	7,340

PROPERTY, PLANT AND EQUIPMENT, net	449

OTHER ASSETS	260

TOTAL ASSETS	$8,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - Post-petition	$408
Accounts payable - Pre-petition, current portion	1,128
Accrued expenses and other current liabilities	350
TOTAL CURRENT LIABILITIES	1,886

LONG TERM LIABILITIES, net of current portion	355

TOTAL LIABILITIES	2,241

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-0-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,046
shares issued and outstanding, net of 173,287 shares of treasury stock	23
Additional paid-in capital	2,733
Retained earnings	3,052

TOTAL STOCKHOLDERS’ EQUITY	5,808

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,049

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED AUGUST 31,
(Unaudited, in thousands except for share and per share amounts)

	Three Months		Six Months
	2007	2006	2007	2006

NET SALES	$1,847	$1,779	$3,590	$3,680
Cost of Sales	1,551	1,512	2,921	3,209

Gross Profit	296	267	669	471

Selling, General and Administrative Expenses	235	277	505	565

Operating Income/(Loss)	61	(10)	164	(94)

OTHER INCOME (EXPENSE)
Other Income/(Expense), Net	(3)	-	1	-
Interest Income	46	33	90	64
Interest Expense	-	-	-	-
Other income (expense), net	43	33	91	64

Net (loss)/income	$104	$23	$255	$(30)

(LOSS)/INCOME PER SHARE: Basic	$.05	$.01	$.11	$(0.01)
: Diluted	$.04	$.01	$.10	$(0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING: Basic	2,263,046	2,261,649	2,263,046	2,227,888
: Diluted	2,445,446	2,477,149	2,441,395	2,227,888

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31,
(Unaudited, in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$255	$(30)
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
Depreciation and amortization	94	92
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(46)	66
Inventories	40	(126)
Prepaid expenses and other current assets	(2)	(63)
Other non-current assets	(207)	21
Increase (Decrease) in:
Accounts payable - Post-petition	168	(28)
Accounts payable - Pre-petition	(14)	(14)
Accrued expenses and other current liabilities	(80)	(212)
Other non-current liabilities	187	-
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	395	(294)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(54)	(80)
NET CASH (USED IN) INVESTING ACTIVITIES	(54)	(80)

CASH FLOW FROM FINANCING ACTIVITIES:
Exercise of stock options	-	21
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	21

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	341	(353)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	3,539	3,181

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$3,880	$2,828

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

The results of operations for the three-month period ended August 31, 2007 are not necessarily indicative of the results to be expected for the entire year ending February 29, 2008.

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

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has prepared its interim financial statements for the fiscal quarters ended August 31, 2007 and August 31, 2006 in accordance with SFAS No. 148.

No employee stock options were granted during fiscal quarters ended August 31, 2007 and August 31, 2006.

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

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”). By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order. At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on January 17, 2007, which provides for the tolling of applicable statutes of limitation through the earlier of October 28, 2007, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site. As of the date of this filing, no such claim has been made.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2007	2006	2007	2006
Weighted average common shares outstanding	2,263,046	2,261,649	2,263,046	2,227,888
Dilutive effect of employee stock options	182,400	215,500	178,349	0
Weighted average common shares outstanding, assuming dilution	2,445,446	2,477,149	2,441,395	2,227,888

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three month period ended August 31, 2007, 13,800 of the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the three-month period ended August 31, 2006, none of the Company’s stock options were excluded from the calculation of diluted earnings per share.

5. INVENTORIES:

As of August 31, 2007 net inventories consisted of the following:

Raw Materials	$1,503,000
Work-In-Process	1,720,000
Finished Goods	482,000
Gross Inventories	3,705,000
Reserve	(1,063,000)
Net Inventories	$2,642,000

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. INCOME TAXES:

At August 31, 2007, the Company had net operating loss carryforwards of approximately $13,195,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 90% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for the periods ended August 31, 2007 and 2006 is provided below:

Income Tax Provision at	August 31, 2007		August 31, 2006
U.S. Statutory Rate		$272,000		$-
State Taxes, Net of Federal Benefit		44,000		-
Alternative Minimum Tax		4,000		-
Less: Prior Year Overaccrual		(4,000)		-
Utilization of Net Operating Loss Carryforward		(316,000)		- .
Income Tax Provision	$	- _	$	- _

A 10% change in the valuation allowance on deferred tax assets was recorded for the quarter ended August 31, 2007. A $187,000 non-current deferred tax asset and associated $187,000 non-current deferred tax liability were recorded. No change in the valuation allowance on deferred tax assets was recorded for the period ended August 31, 2006.

7. OTHER INCOME:

The $43,000 of other income reflected in the condensed consolidated statements of income for the quarter ended August 31, 2007 consists of $46,000 of interest income on cash and cash equivalents less $3,000 of other income related to related to the loss of an equipment deposit. For the fiscal quarter ended August 31, 2006, the Company earned $33,000 of other expense consisting entirely of interest income.

8. ACCRUED EXPENSES:

As of August 31, 2007 accrued expenses and other liabilities consisted of the following:

Payroll and related employee benefits	$305,000
Accrued property taxes	26,000
Other liabilities	19,000
$350,000

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers are as follows:
	Three months ended August 31,
	2007	2006
Export sales:
Europe and Australia	$163,000	$192,000
Canada and Latin America	16,000	57,000
Far East and Middle East	50,000	0
United States	1,618,000	1,530,000
	$1,847,000	$1,779,000

Sales to the Company's top two customers accounted for approximately 44% of net sales for the quarter ended August 31, 2007 as compared to 52% for the quarter ended August 31, 2006. Sales to Raytheon Company accounted for approximately 34% of net sales for the quarter ended August 31, 2007 as compared to 36% for the quarter ended August 31, 2006. During the quarter ended August 31, 2007, sales to the United States Government represented approximately 10% of net sales as compared to 16% for the quarter ended August 31, 2006.

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

Trends and Uncertainties:

During the six months ended August 31, 2007, the Company’s book-to-bill ratio was approximately 1.48 as compared to approximately .96 for the six months ended August 31, 2006, reflecting an increase in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Results of Operations-Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006:

Net sales for the three months ended August 31, 2007 increased 4% to $1,847,000 as compared to $1,779,000 for the three months ended August 31, 2006. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended August 31, 2007 increased to $1,551,000 from $1,512,000 for the comparable period in 2006. Expressed as a percentage of sales, cost of sales decreased to 84% from 85% for the same period in 2006. This change was due primarily to decreases in direct labor wages and manufacturing overhead expenses.

Gross profit for the three months ended August 31, 2007 increased to $296,000 from $267,000 for the three months ended August 31, 2006. Accordingly, gross margins on the Company’s sales increased to 16% for the three months ended August 31, 2007 in comparison to 15% for the three months ended August 31, 2006. This change was due primarily to decreases in direct labor wages and manufacturing overhead expenses as discussed above.

For the three months ended August 31, 2007, the Company shipped 205,790 units as compared to 125,885 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 18%, from $5,006,000 to $5,898,000, for the three months ended August 31, 2007, as compared to a decrease of 5% for the three months ended August 31, 2006. Changes in backlog reflect changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase of 61% in the level of bookings during the quarter ended August 31, 2007 as compared to a 20% decrease in bookings for the same period in 2006 principally as a result of a shift in defense spending priorities, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $235,000 for the three months ended August 31, 2007 from $277,000 for the comparable period in 2006. During the three months ended August 31, 2007, selling, general, and administrative expenses as a percentage of net sales decreased to 13% as compared with 16% for the three months ended August 31, 2006. The decrease was due primarily to decreases in sales commissions and selling wages.

Operating income/(loss) for the three months ended August 31, 2007 increased to an operating income of $61,000 from an operating loss of $10,000 for the three months ended August 31, 2006. This increase is due mainly to an increase in sales, a decrease in cost of sales percentage, and a decrease in selling, general and administrative expenses.

The Company recorded net other income of $43,000 for the three months ended August 31, 2007 versus net other income of $33,000 for the three months ended August 31, 2006. Included in net other income was interest income of $46,000 offset by $3,000 of other expense due to the loss of an equipment deposit, for the three months ended August 31, 2007 as compared to interest income of $33,000 for the three months ended August 31, 2006. The increase in interest income is due primarily to higher cash and equivalents balances invested.

Net income for the three months ended August 31, 2007 increased to $104,000 versus $23,000 for the same period in 2006. This increase was due primarily to an increase in sales, a decrease in cost of sales percentage, and a decrease in selling, general and administrative expenses.

Results of Operations-Six Months Ended August 31, 2007 Compared to Six Months Ended August 31, 2006:

Net sales for the six months ended August 31, 2007 decreased 2% to $3,590,000 as compared to $3,680,000 for the six months ended August 31, 2006. This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2007 decreased to $2,921,000 from $3,209,000 for the comparable period in 2006. Expressed as a percentage of sales, cost of sales decreased to 81% from 87% for the same period in 2006. The change was due primarily to lower raw material costs resulting from higher product yields and decreases in direct labor wages and manufacturing overhead expenses.

Gross profit for the six months ended August 31, 2007 increased to $669,000 from $471,000 for the six months ended August 31, 2006. Accordingly, gross margins on the Company’s sales increased to approximately 19% for the six months ended August 31, 2007 in comparison to approximately 13% for the six months ended August 31, 2006. This change was primarily due to lower raw material costs resulting from higher product yields and decreases in direct labor wages and manufacturing overhead expenses as discussed above.

For the six months ended August 31, 2007, the Company shipped 405,136 units as compared to 184,373 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 32%, from $4,472,000 to $5,898,000 for the six months ended August 31, 2007, as compared to a decrease of approximately 6% for the six months ended August 31, 2006. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase in the level of bookings of approximately 41% for the quarter ended August 31, 2007 as compared to a decrease of 19% for the same period for the previous year principally as a result of a shift in defense spending priorities, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $505,000 for the six months ended August 31, 2007 from $565,000 for the comparable period in 2006. During the six months ended August 31, 2007, selling, general, and administrative expenses as a percentage of net sales decreased to 14% as compared to 15% for the six months ended August 31, 2006. The decrease was due primarily to decreases in sales commissions and selling wages.

Operating income/(loss) for the six months ended August 31, 2007 increased to income of $164,000 from a loss of $94,000 for the six months ended August 31, 2006. This increase is due mainly to an increase in sales, a decrease in cost of sales percentage, and a decrease in selling, general and administrative expenses.

The Company recorded net other income of $91,000 for the six months ended August 31, 2007 versus net other income of $64,000 for the six months ended August 31, 2006. Included in net other income was interest income of $90,000 for the six months ended August 31, 2007 as compared to $64,000 for the six months ended August 31, 2006. The increase in interest income is due primarily to higher cash and equivalents balances invested.

Net income/(loss) for the six months ended August 31, 2007 increased to income of $255,000 from a loss of $30,000 for the same period in 2006. This increase was due primarily to a higher sales volume and lower cost of sales percentage as discussed above.

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

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of August 31, 2007, the Company has paid approximately $720,000 to its unsecured creditors. The Company’s remaining obligation is approximately $1,128,000 to holders of allowed unsecured claims to be paid in quarterly installments.

The Company reported net income of $255,000 and operating income of $164,000 for the six months ended August 31, 2007.

At August 31, 2007, February 28, 2007 and August 31, 2006, the Company had cash of approximately $3,880,000, $3,539,000 and $2,828,000 respectively. Increases in accounts payable contributed $168,000 to the last six months’ positive cash flow generated by ongoing operations.

At August 31, 2007, the Company had working capital of $5,454,000 as compared with a working capital at August 31, 2006 of $4,586,000. At February 28, 2007, the Company had a working capital of $5,179,000. The $275,000 increase for the six months ended August 31, 2007 was due mainly to cash generated by net income.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

•	the loss of certification or qualification of the Company’s products or the inability of the Company to capitalize on such certifications and/or qualifications;

•	unexpected rapid technological change;

•	a misinterpretation of the Company’s capital needs and sources and availability of liquidity;

•	a change in government regulations which hinders the Company’s ability to perform government contracts;

•	a shift in or misinterpretation of industry trends;

•	unforeseen factors which impair or delay the development of any or all of its products;

•	inability to sustain or grow bookings and sales;

•	inability to capitalize on competitive strengths or a misinterpretation of those strengths;

•	the emergence of improved, patented technology by competitors;

•	inability to protect the Company’s proprietary technologies;

•	a misinterpretation of the nature of the competition, the Company’s competitive strengths or its reputation in the industry;

•	inability to respond quickly to customers’ needs and to deliver products in a timely manner resulting from unforeseen circumstances;

•	inability to generate sufficient cash to sustain operations;

•	inability to adequately respond to continued pricing pressure;

•	failure to successfully implement cost-cutting or downsizing measures, strategic plans or the insufficiency of such measures and plans;

•	changes in military or defense appropriations;

•	inability to make or renegotiate payments under the Plan of Reorganization;

•	inability to move into new markets or develop new products;

•	unexpected impediments affecting the Company’s ability to fill backlog;

•	inability to be released from certain environmental liabilities;

•	an increase in the expected cost of environmental compliance;

•	changes in law or industry regulation;

•	unexpected growth or stagnation of the business;

•	any changes that render the Company’s headquarters and manufacturing facilities unsuitable or inadequate to meet the Company’s current needs;

•	significant fluctuations in the price and volume of trading in the Company’s common stock;

•	unforeseen effects of inflation; and

•	the impact of hurricanes, tornadoes and other weather conditions on our business.

ITEM 3.	CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of August 31, 2007, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Date: October 1, 2007

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