Form 10QSB
period 2007-11-30
SOLITRON DEVICES INC
filed 2008-01-04
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007: 2,263,037 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

SOLITRON DEVICES, INC.

INDEX

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheet November 30, 2007	2

		Condensed Consolidated Statements of Income Three and Nine Months Ended November 30, 2007 and 2006	3

		Condensed Consolidated Statements of Cash Flows Nine Months Ended November 30, 2007 and 2006	4

		Notes to Condensed Consolidated Financial Statements	5-10

Item	2.	Management’s Discussion and Analysis or Plan of Operation	11-15

Item	3.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item	6.	Exhibits	16

Signatures			17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

November 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,390
Accounts receivable, less allowance for doubtful accounts of $22	757
Inventories, net	2,852
Prepaid expenses and other current assets	113
TOTAL CURRENT ASSETS	8,112

PROPERTY, PLANT AND EQUIPMENT, Net	435

OTHER ASSETS	256

TOTAL ASSETS	$8,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - Post-petition	$407
Accounts payable - Pre-petition, current portion	1,121
Accrued expenses and other current liabilities	797
TOTAL CURRENT LIABILITIES	2,325

LONG TERM LIABILITIES, net of current portion	355

TOTAL LIABILITIES	2,680

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-0-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,037
shares issued and outstanding, net of 173,287 shares of treasury stock	23
Additional paid-in capital	2,733
Retained earnings	3,367

TOTAL STOCKHOLDERS’ EQUITY	6,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,803

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED NOVEMBER 30,
(Unaudited, in thousands except for share and per share amounts)

	Three Months		Nine Months
	2007	2006	2007	2006

NET SALES	$2,037	$2,220	$5,627	$5,900
Cost of Sales	1,536	1,607	4,457	4,816

Gross Profit	501	613	1,170	1,084

Selling, General and Administrative Expenses	225	223	730	788

Operating Income	276	390	440	296

OTHER INCOME (EXPENSE)
Other Income/(Expense), Net	-	(118)	1	(118)
Interest Income	39	33	129	97
Interest Expense	-	-	-	-
Other Income (Expense), Net	39	(85)	130	(21)

Net Income	$315	$305	$570	$275

(LOSS)/INCOME PER SHARE: Basic	$.14	$.13	$.25	$.12
: Diluted	$.13	$.13	$.23	$.11

WEIGHTED AVERAGE
SHARES OUTSTANDING: Basic	2,263,040	2,263,049	2,263,044	2,239,608
: Diluted	2,464,582	2,424,472	2,449,124	2,444,939

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30,
(Unaudited, in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$570	$275
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	136	137
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(115)	(63)
Inventories	(170)	(186)
Prepaid expenses and other current assets	15	(26)
Other non-current assets	(203)	8
Increase (Decrease) in:
Accounts payable - Post-petition	167	(147)
Accounts payable - Pre-petition	(21)	(21)
Accrued expenses and other current liabilities	367	(249)
Other non-current liabilities	187	105
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	933	(167)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(82)	(98)
NET CASH (USED IN) INVESTING ACTIVITIES	(82)	(98)

CASH FLOW FROM FINANCING ACTIVITIES:
Exercise of stock options	-	21
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	21

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	851	(244)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	3,539	3,181

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$4,390	$2,937

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

The results of operations for the three-month period ended November 30, 2007 are not necessarily indicative of the results to be expected for the entire year ending February 29, 2008.

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

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Based Compensation

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R (“SFAS 123R”) “Share-Based Payments” an amendment of SFAS 123. This statement precluded companies from using the intrinsic method as allowed by SFAS 123 and was effective for the first interim or annual report period beginning after June 15, 2005. The Company adopted this statement on June 15, 2005.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 on March 1, 2006 and has prepared its interim financial statements for the fiscal quarters ended November 30, 2007 and November 30, 2006 in accordance with SFAS No. 148.

No employee stock options were granted during fiscal quarters ended November 30, 2007 and November 30, 2006.

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

Prior to the sale of the Port Salerno Site and Riviera Beach Site, USEPA took over from FDEP as the lead regulatory agency for the remediation of the sites. At the closing of the sale of each site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies. In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies. The current balance in the Port Salerno Escrow Account is approximately $57,920. At present, work at the Port Salerno Site is being performed by USEPA. Work at the Riviera Beach Site is being performed by Honeywell, Inc. (“Honeywell”), pursuant to an Administrative Order on Consent entered into between Honeywell and USEPA on 12/13/06. The Company has been notified by FDEP that the performance of remediation work by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company’s remediation obligations under the Consent Final Judgment.

There remains a possibility that FDEP will determine at some time in the future that the final remedy approved by USEPA and implemented at either, or both of, the Port Salerno Site and Riviera Beach Site does not meet the cleanup requirements imposed by the Consent Final Judgment. If such a final determination is made by FDEP, there is a possibility that FDEP will require the Company to implement additional remedial action at either, or both of, the Port Salerno Site and Riviera Beach Site.

By letter dated November 16, 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site of $214,800. FDEP further notified the Company that FDEP required the Company to resume payments under the Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment. During a follow up telephone conversation with the Company’s attorney, FDEP advised the Company that FDEP will prepare a justification for the asserted unreimbursed expenses. Upon receipt of the cost reimbursement package, the Company is required to transfer $55,000.00 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses that are otherwise recoverable under the Consent Final Judgment. FDEP further stated, during the telephone conversation, that FDEP will work with the Company to establish a reduced payment schedule for the Company to resume under the Consent Final Judgment based on an appropriate showing by the Company of financial hardship. The Company is currently awaiting receipt of FDEP’s cost reimbursement package. Upon receipt of that documentation, the Company will be required to provide a recommendation to FDEP for resumption of payments to FDEP under the Consent Final Judgment based on the Company’s present ability to pay. Presently there is approximately $57,920 in the Port Salerno Escrow Account. For purposes of establishing a reserve to cover the Company’s remaining obligations under the Consent Final Judgment, the Company assumes that the repayment schedule would cover a period of seven (7) years. The details of the liability accrued by the Company are as follows:

Amount of liability per FDEP	$214,800
Less amount in escrow	(57,920)
Remaining amount due	$156,880
Present value of net potential liability discounted to
present at 8.25% over 28 quarterly payments (as previously suggested by Consent Final Judgment)	$118,276

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”). By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order. At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on October 2, 2007, which provides for the tolling of applicable statutes of limitation through the earlier of October 28, 2008, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site.

4.  EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	2,263,040	2,263,049	2,263,044	2,239,608
Dilutive effect of employee stock options	201,542	161,423	186,080	205,331
Weighted average common shares outstanding, assuming dilution	2,464,582	2,424,472	2,449,124	2,444,939

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three month period ended November 30, 2007, stock options to purchase 13,800 common shares of the Company were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the three-month period ended November 30, 2006, stock options to purchase 14,300 common shares of the Company were excluded from the calculation of diluted earnings per share.

5. INVENTORIES:

As of November 30, net inventories consisted of the following:

	2007	2006
Raw Materials	$1,751,000	$1,654,000
Work-In-Process	1,720,000	1,641,000
Finished Goods	475,000	408,000
Gross Inventories	3,946,000	3,703,000
Reserve	(1,094,000)	(947,000)
Net Inventories	$2,852,000	$2,756,000

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. INCOME TAXES:

At November 30, 2007, the Company had net operating loss carryforwards of approximately $13,195,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 90% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for the periods ended November 30, 2007 and 2006 is provided below:

Income Tax Provision at	November 30, 2007		November 30, 2006
U.S. Statutory Rate		$241,000		$-
State Taxes, Net of Federal Benefit		39,000		-
Alternative Minimum Tax		8,000		-
Less: Prior Year Overaccrual		(8,000)		-
Utilization of Net Operating Loss Carryforward		(280,000)		- .
Income Tax Provision	$	- _	$	- _

No change in the valuation allowance on deferred tax assets was recorded for the period ended November 30, 2007.

7. OTHER INCOME:

The $39,000 of other income reflected in the condensed consolidated statements of income for the quarter ended November 30, 2007 consists of $39,000 of interest income on cash and cash equivalents. For the fiscal quarter ended November 30, 2006, the Company earned $33,000 of interest income and recognized other expenses in the amount of $118,000 relating to an FDEP claim for its unreimbursed expenses associated with the Company’s production sites in accordance with the Consent Final Judgment (see Note 3, Environmental Liabilities).

8. ACCRUED EXPENSES:

As of November 30, 2007 accrued expenses and other liabilities consisted of the following:

Payroll and related employee benefits	$355,000
Customer prepayment	434,000
Other liabilities	8,000
$797,000

SOLITRON DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2007 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$7,000	$24,000	$1,000	$0	$32,000
Canada and Latin America	16,000	0	0	5,000	21,000
Far East and Middle East	7,000	0	0	26,000	33,000
United States	328,000	996,000	285,000	342,000	1,951,000
Totals	$358,000	$1,020,000	$286,000	$373,000	$2,037,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2006 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$3,000	$240,000	$19,000	$0	$262,000
Canada and Latin America	10,000	0	0	29,000	39,000
Far East and Middle East	9,000	0	0	3,000	12,000
United States	425,000	1,057,000	146,000	279,000	1,907,000
Totals	$447,000	$1,297,000	$165,000	$311,000	$2,220,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers accounted for approximately 43% of net sales for the quarter ended November 30, 2007 as compared to 61% for the quarter ended November 30, 2006. Sales to Raytheon Company accounted for approximately 32% of net sales for the quarter ended November 30, 2007 as compared to 52% for the quarter ended November 30, 2006. During the quarter ended November 30, 2007, sales to the United States government represented approximately 11% of net sales as compared to 9% for the quarter ended November 30, 2006. Based on the history of sales to these two customers, the Company does not believe that the period-to-period changes in sales to these two customers reflects a trend.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2007 and the Condensed Consolidated Financial Statements and the related Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.

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

Trends and Uncertainties:

During the three months ended November 30, 2007, the Company’s book-to-bill ratio was approximately 1.40 as compared to approximately .35 for the three months ended November 30, 2006, reflecting an increase in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Inventory:

The Company buys raw material only to fill customer orders. Excess raw material is created only when a vendor imposes a minimum buy in excess of actual requirements. Such excess material will usually be utilized to meet the requirements of the customer’s subsequent orders. If excess material is not utilized after two fiscal years it is fully reserved. Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.

The Company’s inventory valuation policy is as follows:

Raw material /Work in process:
All material purchased, processed and/or used in the last two fiscal years is valued at the lower of its acquisition cost or market. All material not purchased/used in the last two fiscal years is fully reserved for.

Finished goods:	All finished goods with firm orders for later delivery are valued (material and overhead) at the lower or cost or market. All finished goods with no orders are fully reserved.

Results of Operations-Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006:

Net sales decreased 8%, from $2,220,000 to $2,037,000 for the three months ended November 30, 2007, as compared to the three months ended November 30, 2006. This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended November 30, 2007 decreased to $1,536,000 from $1,607,000 for the comparable period in 2006. Expressed as a percentage of sales, cost of sales increased to 75% from 72% for the same period in 2006. This change was due primarily to increases in direct labor wages and raw material price increases.

Gross profit for the three months ended November 30, 2007 decreased to $501,000 from $613,000 for the three months ended November 30, 2006. Accordingly, gross margins on the Company’s sales decreased to 25% for the three months ended November 30, 2007 in comparison to 28% for the three months ended November 30, 2006. This change was due primarily to increases in direct labor wages, raw material price increases and a decrease in sales as discussed above.

For the three months ended November 30, 2007, the Company shipped 266,527 units as compared to 149,231 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sale price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 14%, from $5,898,000 to $6,717,000, for the three months ended November 30, 2007, as compared to a decrease of 25% for the three months ended November 30, 2006. Changes in backlog reflect changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase of 264% in the level of bookings during the quarter ended November 30, 2007, as compared to an 82% decrease in bookings for the same period in 2006 principally as a result of a shift in defense spending priorities, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $225,000 for the three months ended November 30, 2007 from $223,000 for the comparable period in 2006. During the three months ended November 30, 2007, selling, general, and administrative expenses as a percentage of net sales increased to 11% as compared with 10% for the three months ended November 30, 2006. The increase was due primarily to increases in sales commissions and selling wages.

Operating income for the three months ended November 30, 2007 decreased to $276,000 as compared to $390,000 for the three months ended November 30, 2006. This decrease is due mainly to a lower level of sales in accordance with customer requirements and increases in direct labor wages and raw material prices.

The Company recorded net other income of $39,000 for the three months ended November 30, 2007 versus net other expenses of $85,000 for the three months ended November 30, 2006. Net other income for the three months ended November 30, 2007 consists entirely of interest income. For the three months ended November 30, 2006, the Company accrued $118,000 of environmental expenses related to an FDEP claim for its unreimbursed expenses associated with two of the Company’s former sites (Port Salerno and Riviera Beach) in accordance with the Consent Final Judgment. Also recognized during the quarter ended November 30, 2006 was $33,000 in interest income. The increase in interest income for the three months ended November 30, 2007 was due to a higher cash position.

Net income for the three months ended November 30, 2007 increased to $315,000 versus $305,000 for the same period in 2006. This increase was due primarily to a decrease in net other expenses as described above.

Results of Operations-Nine Months Ended November 30, 2007 Compared to Nine Months Ended November 30, 2006:

Net sales decreased 5%, from $5,900,000 to $5,627,000 for the three months ended November 30, 2007, as compared to the three months ended November 30, 2006. This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the nine months ended November 30, 2007 decreased to $4,457,000 from $4,816,000 for the comparable period in 2006. Expressed as a percentage of sales, cost of sales decreased to 79% from 82% for the same period in 2006. The change was due primarily to lower raw material costs resulting from a lower level of shipments and decreases in direct labor wages and manufacturing overhead expenses associated with a lower level of shipments.

Gross profit for the nine months ended November 30, 2007 increased to $1,170,000 from $1,084,000 for the nine months ended November 30, 2006. Accordingly, gross margins on the Company’s sales increased to approximately 21% for the nine months ended November 30, 2007 in comparison to approximately 18% for the nine months ended November 30, 2006. This change was primarily due to lower raw material costs resulting from a lower level of shipments and decreases in direct labor wages and manufacturing overhead expenses as discussed above.

For the nine months ended November 30, 2007, the Company shipped 671,663 units as compared to 333,604 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 50%, from $4,472,000 to $6,717,000 for the nine months ended November 30, 2007, as compared to a decrease of approximately 27% for the nine months ended November 30, 2006. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase in the level of bookings of approximately 81% for the nine months ended November 30, 2007, as compared to a decrease of 50% for the same period for the previous year principally as a result of a shift in defense spending priorities, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $730,000 for the nine months ended November 30, 2007 from $788,000 for the comparable period in 2006. During the nine months ended November 30, 2007, selling, general, and administrative expenses as a percentage of net sales remained at 13% as compared to the nine months ended November 30, 2006. The reduction was a result of lower levels of sales wages and sales commissions.

Operating income for the nine months ended November 30, 2007 increased to $440,000 as compared to $296,000 for the nine months ended November 30, 2006. This increase is due mainly to a decrease in cost of sales, and a decrease in selling, general and administrative expenses as discussed above

The Company recorded net other income of $130,000 for the nine months ended November 30, 2007 versus net other expense of $21,000 for the nine months ended November 30, 2006. Included in net other income/(expense) was interest income of $129,000 for the nine months ended November 30, 2007 as compared to $97,000 for the nine months ended November 30, 2006. The increase in interest income is due primarily to higher cash and equivalents balances invested. For the nine months ended November 30, 2006, the Company accrued $118,000 of environmental expenses related to an FDEP claim for its unreimbursed expenses associated with two of the Company’s former sites (Port Salerno and Riviera Beach) in accordance with the Consent Final Judgment.

Net income for the nine months ended November 30, 2007 increased to $570,000 as compared to $275,000 for the same period in 2006. This increase was due primarily to a decrease in cost of sales, and a decrease in selling, general and administrative expenses, and an increase in other income.

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

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. As of November 30, 2007, the Company has paid approximately $727,000 to its unsecured creditors. The Company’s remaining obligation is approximately $1,121,000 to holders of allowed unsecured claims to be paid in quarterly installments.

The Company reported net income of $570,000 and operating income of $440,000 for the nine months ended November 30, 2007.

At November 30, 2007, February 28, 2007 and November 30, 2006, the Company had cash of approximately $4,390,000, $3,539,000 and $2,937,000 respectively. Increases in accrued expenses and receipt of a customer prepayment contributed $367,000 to the last nine months’ positive cash flow generated by ongoing operations.

At November 30, 2007, the Company had working capital of $5,787,000 as compared with a working capital at November 30, 2006 of $5,010,000. At February 28, 2007, the Company had a working capital of $5,179,000. The $777,000 increase for the nine months ended November 30, 2007 was due primarily to cash generated by net income.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

•	Our complex manufacturing processes may lower yields and reduce our revenues.

•	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials and parts on a timely basis and at a cost-effective price.

•
We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.

•	Changes in government policy or economic conditions could negatively impact our results.

•	Our inventories may become obsolete and other assets may be subject to risks.

•	Environmental regulations could require us to incur significant costs.

•	Our business is highly competitive, and increased competition could reduce gross profit margins and the value of an investment in our Company.

•	Downturns in the business cycle could reduce the revenues and profitability of our business.

•	Our operating results may decrease due to the decline of profitability in the semiconductor industry.

•	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.

•	Cost reduction efforts may be unsuccessful or insufficient to improve our profitability and may adversely impact productivity.

•	We may not achieve the intended effects of our new business strategy, which could adversely impact our business, financial condition and results of operations.

•	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.

•	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.

•	A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.

•	The nature of our products exposes us to potentially significant product liability risk.

•	We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

•	Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.

•
Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

•
Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the availability of raw materials which may adversely affect our profitability.

•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.

•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

ITEM 3.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of November 30, 2007, Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures were effective, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of November 30, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: January 3, 2008
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