Form 10-K
period 2008-02-29
SOLITRON DEVICES INC
filed 2008-05-29
CIK 91668

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _______ to _______
Commission File No. 1-4978

SOLITRON DEVICES, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	22-1684144
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3301 Electronics Way, West Palm Beach, Florida	33407
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (561) 848-4311

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2007 was $4,297,819 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 22, 2008 was 2,262,904.

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

The Company was incorporated under the laws of the State of New York in March 1959, and reincorporated under the laws of the State of Delaware in August 1987. During the fiscal year ended February 29, 2008, the Company dissolved its subsidiaries, all of which were inactive, by board resolution and will drop the titles “Consolidated” and “And Subsidiaries” from its financial statements. For information concerning the Company’s financial condition, results of operations, and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You should also review and consider the risks relating to the Company’s business, operations, financial performance, and cash flows below under “Risk Factors.”

PRODUCTS

The Company designs, manufactures and assembles bipolar and MOS power transistors, power and control hybrids, junction and Power MOSFETs, field effect transistors and other related products.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 29, 2008 and for the fiscal year ended February 28, 2007 and (ii) contributions to the Company's total order backlog at February 29, 2008 and February 28, 2007.

Product	% of Total Sales for Fiscal Year Ended February 29, 2008	% of Total Sales for Fiscal Year Ended February 28, 2007	% Backlog at February 29, 2008	% Backlog at February 28, 2007

Power Transistors	15%	20%	12%	11%
Hybrids	58%	56%	64%	69%
Field Effect Transistors	11%	7%	10%	11%
Power MOSFETS	16%	17%	14%	9%
	100%	100%	100%	100%

The Company’s backlog at February 29, 2008 and revenue for the year ended February 29, 2008 reflect demand for the Company’s products at such date and for such period. For more information, see “Backlog”. The variation in the proportionate share of each product line for each period reflects changes in demand, changes emanating from the Congressional appropriations process and timing associated with awards of defense contracts, as well as shifts in technology and consolidation of defense prime contractors.

The Company’s semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company’s active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete. Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal year ended February 29, 2008 approximately 90% of the Company’s sales have been of custom products, and the remaining 10% have been of standard or catalog products.

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

Custom products are typically sold to the United States Government and defense or aerospace companies such as Raytheon Company, Lockheed Martin, Smith Industries, Harris Corporation, General Electric Aviation, and Northrop Grumman Systems Corporation, while standard products are sold to the same customer base and to the general electronic industry and incorporate such items as power supplies and other electronic control products. The Company has standard and custom products available in all of its major product lines.

The following is a general description of the principal product lines manufactured by the Company.

Power Transistors:

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 150A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies’ (e.g., Motorola—now “On” Semiconductors) departure from the military market. The Company also manufactures power diodes under the same military specification. Additionally, it manufactures power N-Channel and P-Channel Power MOSFET transistors and is continuously expanding that line in accordance with customers’ requirements. The Company is qualified to deliver these products under MIL-PRF-19500 in accordance with JAN, JANTX and JANTXV. JAN, JANTX AND JANTXV denotes various quality military screening levels. The Company manufactures both standard and custom power transistors.

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

The Company has been certified (since 1990) and qualified (since 1995) under MIL-PRF-38534 Class H (and its predecessor) standards promulgated by the DSCC. These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification under MIL-PRF-38534 Class H requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-PRF-38534 Class H establishes definite criteria for manufacturing construction techniques and materials used for hybrid microcircuits and assure that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products’ performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. The Company expects that its continued maintenance of MIL-PRF-38534 Class H qualification will continue to improve its business posture by increasing product marketability.

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

Each new design is first produced on a CAD/CAE (Computer Aided Design/Computer Aided Engineering) computer system. The design layout is then reduced to the desired micro size and transferred to silicon wafers in a series of steps that include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device or a single diode. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using eutectic, soft solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation.

In the case of hybrids, design engineers formulate the circuit and layout designs. Ceramic substrates are then printed with thick film gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips, capacitor chips and inductors are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins. The Company manufactures approximately 20% of the hybrid packages it uses and purchases the balance from suppliers.
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

MARKETING AND CUSTOMERS

The Company’s products are sold throughout the United States and abroad primarily directly and through a network of manufacturers’ representatives and distributors. The Company is represented (i) in the United States by three representative organizations that operate out of 4 different locations with 6 salespeople and 2 stocking distributor organizations that operate out of 30 locations with 88 salespeople and (ii) in the international market by 2 representative organizations in Israel and the United Kingdom with 4 salespeople. Some of the international groups serve as distributors as well as sales representatives. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 29, 2008, the Company sold products to approximately 132 customers. Of these 132 customers, 51 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 29, 2008, Raytheon Company accounted for approximately 34% of total sales, as compared to the 41% it accounted for during the fiscal year ended February 28, 2007. During the fiscal year ended February 29, 2008, sales to the U.S. Government remained at approximately 10% of total sales, as it did during the fiscal year ended February 28, 2007. Other than Raytheon Company and the U.S. Government, the Company had no customers that accounted for more than 10% of net sales during the last fiscal year. Fifteen of the Company’s customers accounted for approximately 84% of the Company’s sales during the fiscal year ended February 29, 2008. It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. The Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business, financial condition and results of operations of the Company.

During the fiscal year ended February 29, 2008 and since that date, a substantial portion of the Company’s products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company’s sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities. As a result of recent Congressional appropriations and significant increases in military spending on programs that the Company participates in, the Company had a 46% increase in net bookings during the fiscal year ended February 29, 2008 as compared to the previous year. All of the Company’s contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 12% of the Company’s net sales for the fiscal year ended February 29, 2008 as compared to 14% for the year ended February 28, 2007. All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, more than 96% of which are scheduled for delivery within 12 months, was approximately $5,826,000 at February 29, 2008, as compared to $4,472,000 as of February 28, 2007. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2009. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Bookings and Backlog.”

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company’s backlog as of any particular date may not be indicative of actual sales for any succeeding period. See “Management’s Discussions and Analysis of Financial Conditions - Result of Operations” for a discussion of the increase in bookings for the year ended February 29, 2008 as compared to the previous year.

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

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability, performance and service. Management believes, however, that to the extent the Company’s business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, the decline in military orders in programs the Company participates in and the shift in the requirement of the Defense Department whereby the use of Commercial Off The Shelf (COTS) components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share. As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to greater price erosion and foreign competition. The Company continues its efforts to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company’s capabilities can offer a technological advantage to customers in the motor driver, and power supplies industries. However, there is no guarantee that the Company will be successful in this effort.

The Company has numerous competitors across all of its product lines. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company’s products. A few such major competitors (e.g., IXYS Corporation, Motorola Inc. (now On Semiconductors), Intersil Corporation, Fairchild Semiconductor, among others) have elected to withdraw from the military market altogether. However, there is no assurance that the Company’s business will increase as a result of such withdrawals. Other competitors in the military market include International Rectifier (the Omnirel Division), Microsemi Corporation (the NES Division), M.S. Kennedy Corporation, Natel Engineering Company and Sensitron Semiconductor. The Company competes principally on the basis of product quality, turn-around time, customer service and price. The Company believes that competition for sales of products that will ultimately be sold to the United States government has intensified and will continue to intensify as United States defense spending on high reliability components continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase COTS standard products in lieu of products made in accordance with more stringent military specifications.

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

EMPLOYEES

At February 29, 2008, the Company had 83 employees (as compared to 81 at February 28, 2007), 55 of whom are engaged in production activities, 3 in sales and marketing, 6 in executive and administrative capacities and 19 in technical and support activities. Of the 83 employees, 79 were full time employees and 4 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company are: Egide USA Inc., Platronics Seals, CPS Technologies Corporation, Coining Inc., IXYS Corporation, Purecoat International LLC, and Stellar Industries Inc. Because of a diminishing number of sources for components and packages in particular, and the sharp increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold. Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer’s needs, leading to lost revenues.

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

ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from 2008 to 2012. For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, and the current fiscal year. The Company accrued $50,000 for its remaining obligations under the Settlement Agreement.

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

By letter dated November 16, 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site of $214,800. FDEP further notified the Company that FDEP required the Company to resume payments under the Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment. During a follow up telephone conversation with the Company’s attorney, FDEP advised the Company that FDEP will prepare a justification for the asserted unreimbursed expenses. Upon receipt of the cost reimbursement package, the Company is required to transfer $58,000.00 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses that are otherwise recoverable under the Consent Final Judgment. FDEP further stated, during the telephone conversation, that FDEP will work with the Company to establish a reduced payment schedule for the Company to resume under the Consent Final Judgment based on an appropriate showing by the Company of financial hardship. The Company is currently awaiting receipt of FDEP’s cost reimbursement package. Upon receipt of that documentation, the Company will be required to provide a recommendation to FDEP for resumption of payments to FDEP under the Consent Final Judgment based on the Company’s present ability to pay.

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they received 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled (for more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. On February 29, 2008 the remaining balance of these was approximately $1,114,000.

Beginning on the date the Company’s net after tax income exceeds $500,000, the Company is obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector Trading and Holding Corporation (“Vector”), a successor to certain assets and liabilities of the Company, and Vector’s participants and successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 to the holders of unsecured claims (pro rata) and up to a maximum aggregate of $1,500,000 to Vector participants and their successors (the “Profit Participation”). As the Company earned $637,000 in the fiscal year ended February 28, 2001, net after the accrual of $15,000 for the Profit Participation, it distributed, during the fiscal year ended February 28, 2002 approximately $7,500 to its unsecured creditors and approximately $7,500 to Vector and its successors in interest as contemplated by the Plan. As net income for the fiscal years ended February 28, 2003, 2004 and 2005 did not exceed $500,000, there were no distributions related to those fiscal years. As of August 2005, this obligation for profit participation had expired.

ITEM 1A.    RISK FACTORS

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

During fiscal year 2007, and fiscal year 2008, we continued certain cost-cutting measures originally begun several years ago, and we have a plan to implement further cost-saving measures if necessary. The impact of these cost-reduction efforts on our profitability may be influenced by:

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

During the fiscal year ended February 29, 2008, fifteen customers accounted for approximately 84% of our revenues. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

ITEM 1B     UNRESOLVED STAFF COMMENTS.

None

ITEM 2.       PROPERTIES.

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

ITEM 3.       LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 29, 2008, we had no known material current, pending, or threatened litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND REGISTRANT’S PURCHASES OF EQUITY SECURITIES

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

	FISCAL YEAR ENDED		FISCAL YEAR ENDED
	FEBRUARY 29, 2008		FEBRUARY 28, 2007

	HIGH	LOW	HIGH	LOW

First Quarter	$1.98	$1.55	$4.75	$3.70
Second Quarter	$2.11	$1.58	$4.15	$1.45
Third Quarter	$2.49	$2.00	$1.75	$1.25
Fourth Quarter	$2.95	$2.37	$2.05	$1.30

As of May 24, 2007, there were approximately 1,879 holders of record of the Company’s Common Stock. On May 22, 2008, the last sale price of the Common Stock as reported on the OTCBB was $2.95 per share.

Certificates representing 61,131 “old shares” of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 29, 2008. Subsequent to such stock split, these certificates now represent 6,113 shares of Common Stock, which are included in the 2,263,037 shares outstanding as of February 29, 2008 indicated in the beginning of this filing. These “old shares” have not been included in the number of shares outstanding as set forth in the Company’s filings with the commission since the date of such stock split through its Annual Report on Form 10-K for the period ended February 29, 2008.

The Company has 173,287 shares of treasury stock in certificate form in its possession. These shares of treasury stock are not included in the number of shares issued and outstanding for the fiscal years ended February 29, 2008 and February 28, 2007.

The Company has not paid any dividends since emerging from bankruptcy and the Company does not contemplate declaring dividends in the foreseeable future. Pursuant to the Company’s ability to pay its settlement proposal with USEPA, the Company agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities is agreed upon and paid in full.

During the fiscal year ended February 29, 2008, the Company did not issue any shares of its Common Stock to employees.

ITEM 6.       SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.

You should read the following discussion in conjunction with the “Financial Statements and Supplementary Data” section of this Annual Report on Form 10-K. You also should review and consider the risks relating to the Company’s business, operations, financial performance, and cash flows presented earlier under “Risk Factors.”

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(Dollars in Thousands)
	Year Ended February 29/8,
	2008	2007

Net Sales	$7,792	$7,760
Cost of sales	5,893	6,291
Gross profit	1,899	1,469
Selling, general and administrative expenses	1,149	1,051
Operating income (loss)	750	418
Forgiveness of Debt	-	-
Imputed interest expense on unsecured creditors claims	-	-
Interest income	162	132
Environmental Expenses/Other, net	16	(118)
Provision for income taxes	3	-
Net income	$925	$432

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 29, 2008, the Company’s book-to-bill ratio was approximately 1.17 as compared to approximately .81 for the fiscal year ended February 28, 2007 reflecting an increase in the volume of orders booked. The Company does not believe that the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

SIGNIFICANT ACCOUNTING PRINCIPLES:

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

RESULTS OF OPERATIONS

2008 vs. 2007
Net sales for the fiscal year ended February 29, 2008 increased by approximately .4% to $7,792,000 versus $7,760,000 during the fiscal year ended February 28, 2007, as a result of an increase in the demand for the Company’s products due to changes in defense spending on military programs the Company supports, as well as increased economic activity and greater delivery requirements by its customers.

Bookings were greater than sales by approximately 17%; thus, the backlog increased from $4,472,000 as of February 28, 2007 to $5,826,000 as of February 29, 2008. The Company has experienced an increase in the level of bookings of approximately 46% for the year ended February 29, 2008 as compared to the previous year primarily due to changes in military spending on programs the Company supports.

During the year ended February 29, 2008, the Company shipped 790,386 units as compared with 496,801 units shipped during the year ended February 28, 2007. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of sales for the fiscal year ended February 29, 2008 decreased to $5,893,000 from $6,291,000 for the fiscal year ended February 28, 2007.  Expressed as a percentage of sales, cost of sales decreased from approximately 81% for the fiscal year ended February 28, 2007 to approximately 76% for the fiscal year ended February 29, 2008. This decrease was principally as a result of lower raw material and labor costs and lower manufacturing overhead costs.

During the year ended February 29, 2008 the Company’s gross profit was $1,899,000 (24% margin) as compared to $1,469,000 (19% margin) for the year ended February 28, 2007. The gross profit increase was due principally to lower raw material and labor costs and lower manufacturing overhead costs.

During the year ended February 29, 2008, selling, general and administrative based expenses, as a percentage of sales, were approximately 15% as compared with 14% for the year ended February 28, 2007. Selling, general and administrative expenses increased approximately 9% to $1,149,000 for the fiscal year ended February 29, 2008 from $1,051,000 for the fiscal year ended February 28, 2007. This increase is primarily the result of an increase in sales wages.

Operating income for the fiscal year ended February 29, 2008 was $750,000 as compared to an operating income of $418,000 for the fiscal year ended February 28, 2007. This increase was primarily attributable to a decrease in raw material and labor costs and lower manufacturing overhead costs.

Interest income for the fiscal year ended February 29, 2008 increased to $162,000 from $132,000 during the fiscal year ended February 28, 2007. This increase was attributable to a higher cash and cash equivalents balance and higher interest rates earned on cash and cash equivalents.

Accrued environmental expenses for the fiscal year ended February 29, 2008 remained at $118,000, the same as for the fiscal year ended February 28, 2007. The Company accrued these expenses during the fiscal year ended February 28, 2007 after receiving a notice from FDEP regarding unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site. (See “Environmental Liabilities”)

Net income for the fiscal year ended February 29, 2008 was $925,000 as compared to net income of $432,000 for the fiscal year ended February 28, 2007. This increase is attributable to a decrease in raw material and labor costs and lower manufacturing overhead costs.

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

During the first few fiscal years after its emergence from bankruptcy proceedings, the Company generally experienced losses from operations and severe cash shortages caused by a significant decline in both sales and open order backlog, decreased margins (which is characteristic in the industry) on the Company’s products, significant expenses associated with the reorganization proceedings, and the Company’s inability to obtain additional working capital through the sale of debt or equity securities or the sale of non-operating assets. However, for the years ended February 29, 2008 and February 28, 2007, the Company recorded a net income of $925,000 ($750,000 from operations) and $432,000 ($418,000 from operations), respectively.

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

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a steady level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months. However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to Commercial Off -The-Shelf (COTS) by the defense industry), the Company might operate at a loss during part of the next fiscal year. Thus, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company may not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Plan. Thus, the Company is in continuous negotiations with all claim holders to reschedule these payments. In the event the Company is unable to restructure its obligations to pre-bankruptcy creditors or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations. Over the long-term, the Company believes that if the volume and prices of product sales remain as presently anticipated, the Company will generate sufficient cash from operations to sustain operations and pay pre-bankruptcy creditor obligations at the current reduced level of payments. In the event that bookings in the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

The Company is continuing to negotiate with the unsecured creditors in an attempt to arrive at reduced payment schedules. To date, these parties have not expressed objection to the current reduced level of payments. However, no assurance can be made that the Company can reach a suitable agreement with the unsecured creditors, or obtain additional sources of capital and/or cash or that the Company can generate sufficient cash to meet its obligations.

At February 29, 2008 and February 28, 2007 respectively, the Company had cash and cash equivalents of $4,485,000 and $3,539,000. The cash increase was primarily due to net cash flow from operations.

At February 29, 2008, the Company had working capital of $6,016,000 as compared with a working capital at February 28, 2007 of $5,179,000. The increase was due to an increase in cash and equivalents.

See “Environmental Liabilities”, “Bankruptcy Proceedings” and “Properties” in Part I, Items 1 and 2, for more information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 29, 2008, the Company’s net bookings were $9,135,000 in new orders as compared with $6,250,000 for the year ended February 28, 2007, reflecting an increase of approximately 46%. The Company’s backlog increased to $5,826,000 at February 29, 2008 as compared with $4,472,000 as of February 28, 2007, reflecting a 30% increase. In the event that bookings in the long-term decline significantly below the level experienced in the period ended February 29, 2008, the Company may be required to implement additional cost-cutting and other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects and current productivity.

See Part I, Item 1, “Business – Marketing and Customers”.

FUTURE PLANS

The Company plans to obtain quality certification in accordance with quality level AS9100 which will allow the Company to increase its sales of space-level products to customers requiring such quality certification.

To increase liquidity, the Company plans to (a) continue improving operating efficiencies, (b) further reduce overhead expenses, (c) develop alternative lower cost packaging technologies, and (d) develop products utilizing its current manufacturing technologies geared toward market segments it is currently unable to serve.

The Company also plans to continue its efforts in selling commercial semiconductors and power modules and to develop appropriate strategic alliance arrangements. If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods and invest in capital (automatic assembly and test) equipment. The source of capital funding will be defined subsequent to such strategic partnership being formed. Such financing could come from equipment leasing, among other financing alternatives.

Despite its intentions, the Company cannot assure you that these plans will be successful in easing liquidity problems, reducing costs or improving sales.

INFLATION

The rate of inflation has not had a material effect on the Company’s revenues and costs and expenses, and it is not anticipated that inflation will have a material effect on the Company in the near future. However, sharp increases in the cost of precious metals has had an adverse impact on the Company’s cost of raw materials.

SEASONALITY

The Company’s bookings of new orders and sales are largely dependent on congressional budgeting and appropriation activities and the cycles associated therewith. The Company has historically experienced a decreased level of bookings during the summer months as a result of a slowdown in the level of budgeting and appropriation activities.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in this Annual Report on Form 10-K, including those identified below. We do not undertake any obligation to update forward-looking statements.

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

•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control over Financial Reporting

Management of Solitron Devices, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 29, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control - Integrated framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control - Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2008.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Solitron Devices, Inc.

May 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheets of SOLITRON DEVICES, INC. as of February 29, 2008 and 2007, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended February 29, 2008. Solitron Devices, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 29, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

DeLeon & Company, P.A.
Pembroke Pines, Florida
May 23, 2008

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2008	2007
	(in thousands, except for share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,485	$3,539
Accounts receivable, less allowance for doubtful accounts of $7	1,026	642
Inventories, net	2,985	2,682
Prepaid expenses and other current assets	104	128
TOTAL CURRENT ASSETS	8,600	6,991

PROPERTY, PLANT AND EQUIPMENT, net	562	489

OTHER ASSETS	245	53
TOTAL ASSETS	$9,407	$7,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-Post-petition	$529	$240
Accounts payable-Pre-petition, current portion	1,114	1,142
Customer deposit	387	-
Accrued expenses and other current liabilities	554	430
TOTAL CURRENT LIABILITIES	2,584	1,812

LONG-TERM LIABILITIES, net of current portion	345	168
TOTAL LIABILITIES	2,929	1,980

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,263,037 shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained Earnings	3,722	2,797
TOTAL STOCKHOLDERS' EQUITY	6,478	5,553
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$9,407	$7,533

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2008	2007
	(in thousands, except for share and per share amounts)

Net sales	$7,792	$7,760
Cost of sales	5,893	6,291
Gross profit	1,899	1,469
Selling, general and administrative expenses	1,149	1,051
Operating income	750	418
Other income (expenses):
Environmental expenses	-	(118)
Interest income	162	132
Other, net	16	-
Income before income taxes	$928	$432
Provision for income taxes	3	-
Net Income	$925	$432

Income per share from continuing operations-Basic	$0.33	$0.19
Income per share from continuing operations-Diluted	$0.31	$0.17

Net Income per share-Basic	$0.41	$0.19
Net Income per share-Diluted	$0.38	$0.18

Weighted Average shares outstanding-Basic	2,263,043	2,245,468
Weighted Average shares outstanding-Diluted	2,451,928	2,454,024

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	Common Stock		Additional
	Number of		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
		(in thousands, except for number of shares)

Balance, February 28, 2006	2,235,549	$22	$2,711	$2,365	$5,098

New shares issued in exchange for old
and escheatment shares	33

Fractional shares paid Cash-in-Lieu	(34)

New shares issued due to exercise
of stock options	27,500	1	22		23

Net Income	-	-	-	432	432

Balance, February 28, 2007	2,263,048	23	2,733	2,797	5,553

Fractional shares paid Cash-in-Lieu	(11)

Net Income	-	-	-	925	925

Balance, February 29, 2008	2,263,037	$23	$2,733	$3,722	$6,478

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2008	2007
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$925	$432
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	179	182
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(384)	346
Inventories	(303)	(112)
Prepaid expenses and other current assets	24	18
Other assets	(192)	-
Increase (decrease) in:
Accounts payable-post-petition	289	(273)
Accounts payable-pre-petition	(28)	(28)
Customer deposit	387	-
Accrued expenses and Other liabilities	124	(199)
Accrued environmental expenses	-	90
Other long-term liabilities	177	-
Total adjustments	273	24
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,198	456

CASH FLOWS FROM INVESTING ACTIVITIES;
Purchases of property, plant and equipment	(252)	(121)
NET CASH (USED IN) INVESTING ACTIVITIES	(252)	(121)

CASH FLOWS FROM FINANCING ACTIVITIES;
Proceeds from conversion of stock options	-	23
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	23

NET INCREASE IN CASH AND CASH EQUIVALENTS	946	358

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	3,539	3,181

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,485	$3,539

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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

Change of Entity
During the fiscal year ended February 29, 2008 the Company dissolved its subsidiaries, all of which were inactive, by board resolution and will drop the titles “Consolidated” and “And Subsidiaries” from its financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits, money market accounts, and treasury bills with maturities of ninety days or less. The Company had $4,410,000 in treasury bills that mature within three months of the balance sheet date and are classified as cash equivalents.

Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established. The allowance amount was $7,000 as of February 29, 2008.

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

Direct labor costs:
Direct labor costs are allocated to finished goods and work in process inventory based on engineering estimates of the amount of man hours required from the different direct labor departments to bring each device to its particular level of completion.

On November 2004 the Financial Accounting Standards Board issued Financial Accounting Standards No. 151 (“SFAS 151“) “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This statement became effective for fiscal years beginning after June 15, 2005. ARB No. 43, Chapter 4 required that under some circumstances items such as idle facility expense, excessive spoilage, double freight, and handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. The Company adopted SFAS 151 on March 1, 2006. The adoption of SFAS 151 does not have a material effect on the Company.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Property, Plant and Equipment
Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account. As of February 29, 2008, none of the Company’s cash reserves were subject to this risk. With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

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

Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has prepared its annual and interim financial statements for the fiscal years ended February 29, 2008 and February 28, 2007 in accordance with SFAS No. 148.

During the fiscal years ended February 29, 2008 and February 28, 2007, the Company did not issue any stock-based compensation to its employees.

Financial Statement Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and the differences could be material. Such estimates include depreciable life, valuation allowance, and allowance for doubtful accounts.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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

(a) Pursuant to the Plan of Reorganization, the Company was required to make quarterly payments to holders of unsecured claims until they receive 35% of their pre-petition claims over a period of ten years beginning in approximately May 1995. However, due to negotiations between the parties, the unsecured creditors agreed to a reduced payment schedule and the Company agreed to make payments until its obligations are fulfilled. At February 29, 2008, the Company is currently scheduled to pay approximately $1,114,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. As of February 29, 2008, the amount due to holders of allowed unsecured claims is accrued as a current pre-petition liability.

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

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

(ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 29, 2008, the Company has deposited $90,000 into the escrow accounts. As of February 29, 2008, approximately $58,000 remains in the Port Salerno escrow account.

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

3. Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Fiscal Year Ended
	February 29/8,
	2008	2007
Weighted average common shares outstanding	2,263,043	2,245,468
Dilutive effect of employee stock options	188,885	208,556
Weighted average common shares outstanding, assuming dilution	2,451,928	2,454,024

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For fiscal year 2008, 13,800 of the Company’s outstanding stock options (14,400 fiscal year 2007) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

4. Inventories

As of February 29, 2008, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,690,000	$(321,000)	$1,369,000
Work-In-Process	1,988,000	(509,000)	1,479,000
Finished Goods	588,000	(451,000)	137,000
Totals	$4,266,000	$(1,281,000)	$2,985,000

5. Property, Plant and Equipment

As of February 29, 2008, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Leasehold Improvements	$171,000	5-12 years
Machinery and Equipment	1,788,000	5 years
	1,959,000
Less Accumulated Depreciation
And Amortization	1,397,000
	$562,000

Depreciation and amortization expense was $179,000 and $182,000 for 2008 and 2007 respectively, and is included in Cost of Sales in the accompanying Statements of Operations.

6. Accrued Expenses

As of February 29, 2008 accrued expenses and other liabilities consist of the following:

Payroll and related employee benefits	$526,000
Property taxes	7,000
Environmental liabilities	10,000
Other liabilities	11,000
$554,000

7. Long-Term Liabilities

As of February 29, 2008, long-term liabilities consist of the following items:

Deferred tax liability	$187,000
Environmental liability	158,000
$345,000

Environmental liability has an estimated payout period of seven years at a discounted interest rate of 8.25%. Environmental liability is shown net of $54,000 of deferred interest.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

Fiscal Year Ending February 28/29	Amount
2009	$27,000
2010	27,000
2011	27,000
2012	27,000
2013	27,000
Thereafter	23,000
Total	$158,000

Imputed interest expense for fiscal years ended February 29, 2008 and February 28, 2007 amounted to $0 relating to accounts payable - pre-petition. Such pre-petition payables were scheduled to be paid by May 2005 at the end of ten years based on the payment schedules set by the court and carried imputed interest to that date. The Company was not able to meet the payment plan and agreed to a lower amount after negotiating with the creditor committees. As a result of such agreement, the amounts due to pre-petition creditors has been classified as a current liability and no further imputed interest has been calculated.

8. Income Taxes

At February 29, 2008, the Company has net operating loss carryforwards of approximately $12,667,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 90% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes are comprised of the following at February 29, 2008:

Deferred tax assets:
Loss carryforwards	$4,758,000
Allowance for doubtful accounts	3,000
Inventory allowance	3,640,000
Accrued bonuses	77,000
Section 263A capitalized costs	1,074,000
Total deferred tax assets	9,552,000
Valuation allowance	(9,120,000)
Net deferred tax assets	432,000

Deferred tax liabilities:
Depreciation	245,000
Total deferred tax liabilities	245,000
Total net deferred taxes	$187,000

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the year ending February 29, 2008.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for fiscal year ended February 29, 2008 is as follows:

	2008	2007
Income Tax Provision at U.S. Statutory Rate	$292,000	$147,000
State Taxes, Net of Federal Benefit	31,000	16,000
Alternative Minimum Taxes	3,000	-
Utilization of Net Operating Loss Carryforward	(323,000)	(163,000)

Income Tax Provision	$3,000	$-

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

The Company’s 2007 Stock Incentive Plan allows the Company to grant common stock, options, restricted stock, and stock appreciation rights to eligible individuals. As of February 29, 2008, the Company had not granted any awards under the 2007 Stock Incentive Plan.

Because the determination of the fair value of all options is based on the assumptions described earlier in Note 1 and, because additional option grants are expected to be made each year, the pro-forma disclosures are not representative of pro-forma effects on reported net income or loss for future years.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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

Date of Grant	May 16, 2005	January 23, 2006
Dividend Yields	0.0%	0.0%
Expected Volatility	103.6%	105.9%
Risk-free Interest Rates	4.25%	4.5%
Expected Life (in years)	5.0	5.0

Below is a summary of the Company’s Stock Option Activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, February 28, 2006	496,460	$0.774
Exercised	(27,500)	$0.778
Expired or Cancelled	(1,300)	$1.498

Balance, February 28, 2007	467,660	$0.771
Expired or Cancelled	(600)	$3.950

Balance, February 29, 2008	467,060	$0.767	6.5	880,000

The weighted average fair value of options granted during the year ended February 28, 2006 was $1.19. No options were granted in the years ended February 29, 2008 and February 28, 2007. The total intrinsic value of options exercised during fiscal years ending February 29, 2008 and February 28, 2007 was $0 and $79,000 respectively.

All of the Company’s outstanding options were vested as of February 28, 2007. The total fair value of shares vested during the years ended February 29, 2008 and February 28, 2007 was $0 and $71,000 respectively.

The following table summarizes information about stock options outstanding and exercisable at February 29, 2008:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number of Outstanding Options	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.400	$0.400	254,624	3 years	$0.400	254,624	$0.400
$ 1.050	$1.050	176,636	7 years	$1.050	176,636	$1.050
$ 0.750	$0.750	22,000	8 years	$0.750	22,000	$0.750
$ 3.950	$3.950	13,800	8 years	$3.950	13,800	$3.950

		467,060		$0.767	467,060	$0.767

All options with a remaining contractual life outstanding are fully vested.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

10. Employee Benefit Plans

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 29, 2008 and February 28, 2007.

11. Export Sales and Major Customers

Revenues from domestic and export sales to unaffiliated customers for the year ended February 29, 2008 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$16,000	$584,000	$96,000	$10,000	$706,000
Canada and Latin America	40,000	0	0	32,000	72,000
Far East and Middle East	81,000	0	2,000	71,000	154,000
United States	1,032,000	3,935,000	759,000	1,134,000	6,860,000
Totals	$1,169,000	$4,519,000	$857,000	$1,247,000	$7,792,000

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2007 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$13,000	$826,000	$42,000	$30,000	$911,000
Canada and Latin America	31,000	0	0	125,000	156,000
Far East and Middle East	9,000	0	2,000	3,000	14,000
United States	1,517,000	3,524,000	465,000	1,173,000	6,679,000
Totals	$1,570,000	$4,350,000	$509,000	$1,331,000	$7,760,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers accounted for 44% of net sales for the year ended February 29, 2008 as compared with 51% of the Company's net sales for the year ended February 28, 2007. Sales to Raytheon Company accounted for approximately 34% of net sales for the year ended February 29, 2008 and 41% for the year ended February 28, 2007. Sales to the US Government accounted for 10% of sales during both fiscal years ended February 29, 2008 and February 28, 2007.

12. Major Suppliers

Purchases from the Company’s two top suppliers, CPS Technologies Corporation and Egide USA Inc., accounted for 18% of total purchases of production materials for the year ended February 29, 2008. For the year ended February 28, 2007, purchases from the Company’s two top suppliers, Platronics Seals and Egide USA Inc., accounted for 23% of the Company's total purchases of production materials.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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
At a meeting of the the Compensation Committee on June 4, 2007, the Committee approved a bonus payment for the Company’s President in the amount of $53,855 for the fiscal year ended February 28, 2007.

The Company accrued $121,430 as a bonus to Mr. Saraf for the fiscal year ended February 29, 2008. The Compensation Committee met and approved the bonus to be paid during June 2008.

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

Environmental Compliance:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources

Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from 2008-2012. For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, and the current fiscal year. The Company accrued $50,000 for its remaining obligations under the Settlement Agreement.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”). By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order. At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on October 8, 2007, which provides for the tolling of applicable statutes of limitation through the earlier of October 28, 2008, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site. As of the date of this filing, no such claim has been made.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Operating Leases

In 2001, the Company entered into a lease agreement for its production facility. The lease has a 10-year term, which expires in the year 2011 and has no option to renew under current terms. The lease is subject to escalations based on operating expenses. Future minimum lease payments for all non-cancelable operating leases are as follows:

Fiscal Year Ending February 28/29	Amount
2009	$452,000
2010	466,000
2011	481,000
Thereafter	411,000
Total	$1,810,000

Total rent expense was $455,000 for the year ended February 29, 2008 as compared with $436,000 for the year ended February 28, 2007. These figures include rental of storage space, which is made on a month-to-month basis.

14. Other Income

During the fiscal year ended February 29, 2008, the Company recognized approximately $16,000 of other income attributable to receivables adjustments. No other income was recognized during the year ended February 28, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

ITEM 9A(T).    CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Changes in Internal Control over Financial Reporting

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

			Year
			First	Term As
			Became	Director
Name	Age	Position with Solitron	Director	Expires(1)
Shevach Saraf	65	Chairman of the Board,	1992	Expired
		Chief Executive Officer,
		President, Chief Financial Officer and Treasurer

Dr. Jacob A. Davis	71	Director	1996	Expired

Mr. Joseph Schlig	80	Director	1996	Expired

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

Mr. Joseph Schlig was elected a Director of the Company on August 26, 1996. Since 1985, he has been Managing Director of Fairhaven Associates, a professional consulting firm supporting small and medium size businesses in strategic planning, financial, marketing and operations management and organizational development. From 1995 to 1997, Mr. Schlig also served as Chief Financial Officer of Industrial Technologies, Inc., (INTE.PK--NASDAQ). For the prior five years, Mr. Schlig was a business consultant to private companies and to the State of Connecticut Department of Economic Development.

Prior to 1985, Mr. Schlig had many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon. Mr. Schlig has also operated several small/medium size companies in both the public and private sectors. He also served as a director of the Trumbull Technology Foundation, and a Director of the MIT Enterprise Forum of Connecticut and served as a director of the Bridgeport Economic Development Corporation. He was an alternate member of the Board of Finance of the Town of Trumbull, Connecticut. He is currently a Trustee and Treasurer of the Trumbull Public Library System.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 29, 2008, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named officers for the fiscal years ended February 29, 2008 and February 28, 2007.

Name and Principal Position	Year	Salary($)	Bonus($)		All Other Compensation($)		Total($)
Shevach Saraf	2008	296,461	121,430	(3)	23,571	(2)	441,462
Chairman of the Board,	2007	295,845	53,855	(1)	22,690	(2)	372,390
President, CFO, Treasurer
_________
(1)In a Compensation Committee Meeting held on June 4, 2007, the committee approved a bonus of $53,855 to be paid during the week of June 11, 2007.
(2)Life, Disability, & Medical Insurance premiums plus personal car expenses.
(3)The Company accrued $121,430 for a bonus to Mr. Saraf for fiscal year ended February 29, 2008. The compensation committee met and approved the bonus to be paid during June 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 29, 2008 held by the following named officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Shevach Saraf (1)	254,624	-	-	$.40	12/1/2010
(1)	175,636	-	-	$1.05	5/14/2013

(1) These options are fully vested as of February 29, 2008.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid In Cash($)	Non-Equity Incentive Plan Compensation($)	Total($)
Dr. Jacob A. Davis (1)	12,000	12,000	24,000
Mr. Joseph Schlig (1)	12,000	12,000	24,000

(1)The directors hold fully vested unexercised options in the following amounts: Dr. Davis, 11,000 shares, Mr. Schlig, 3,000 shares.

Each director who is not employed by the Company receives $1,500 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company. The Chairmen of the Audit and Compensation Committees receive $1,500 per quarter for their additional duties and responsibilities. In addition, annually at the discretion of the CEO each director who is not employed by the Company may receive additional cash or equity awards for their services on the Board.

Employment Agreement
In December 2000, the Company entered into a five-year employment agreement with its President and CEO. The employment agreement stipulates that the contract is automatically extended for one-year periods unless a notice is given by either party one year prior to the yearly anniversary. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula. The employment agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of the Company’s pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000). For purposes of the agreement, “pre-tax income” shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonus paid to employee. The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year.

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

Under the employment agreement, if the President's employment is terminated due to his death, the Company will pay the following amounts to the President's estate: (i) his base salary through the last day of the calendar month in which he dies, (ii) his bonus for the prior year which has been earned but not paid, (iii) his bonus for the then current year of employment prorated for the actual number of days of such year the President is employed during such year (which shall be calculated by assuming that the bonus for such year would be equal to the bonus for the previous year plus an amount equal to the percentage increase in the consumer price index for the prior twelve month period) and (iv) a death benefit in an amount equal to three times the President's then current base salary (including any amount deferred under any deferred compensation plan) plus an amount equal to the most recent bonus awarded to the President, to the extent funded by life insurance policies as provided for in the employment agreement.

Under the employment agreement, if the President's employment is terminated due to his failure to perform his duties under the employment agreement due to Disability for a consecutive period of more than six months, the Company may terminate the employment agreement upon thirty (30) days written notice to him. The President shall continue to receive compensation until the end of the thirty (30) day notice period. For purposes of the employment agreement, the term "Disability" shall mean the inability to engage in any substantial gainful activity with the Company by reason of any medically determinable physical or mental impairment for at least six consecutive months. In addition, under the employment agreement, the Company shall maintain a disability policy providing employee payments in the event of a disability.

In the event the President terminates his employment agreement for Good Reason, the Company shall pay the President his base salary and bonus through the remainder of the term of the employment agreement. For purposes of the employment agreement, “Good Reason” shall mean (a) breach of any provision of the employment agreement by the employee including, without limitation, a reduction in his duties or responsibilities, (b) the appointment of any other person as Chairman of the Board, President or Chief Executive Officer of the Company or the removal of the employee from that position, (c) the failure of the stockholders to elect the employee as a director of the Company or the removal of the employee from the Board of Directors, or (d) the relocation of the Company’s business operations or principal office more than 30 miles from its present location.

In the event the Company terminates the President's employment for "Cause" (other than a termination for Disability), the Company shall pay to the President his base salary through the date of termination stated in the notice, and the President shall, if so requested by the Board of Directors, perform his duties under the employment agreement through the date of termination stated in the notice. As used herein, "Cause" shall mean any willful (a) dissemination of genuine trade secrets or other material confidences of the employees by employee for the personal gain of the employee, (b) dishonesty of employee in the course of his employment which is punishable by criminal and civil law or is materially prejudicial to employer, (c) deliberate activity of employee which is materially prejudicial to the financial interests of the Company as reasonably determined by a majority of the Board of Directors of the Company, or any act, or failure to act, by employee involving fraud, willful malfeasance or gross negligence in the performance of his duties hereunder as reasonably determined by a majority of the disinterested members of the Board of Directors of employer, or (d) Disability of employee.

In the event the Company terminates the President's employment for any reason other than for Cause or upon President's death or disability, then (a) the employment agreement shall nonetheless be deemed terminated, and the Company shall pay the President upon any such termination a lump sum equal to the larger of his base salary and bonus for the remaining term under the employment agreement and his base salary and bonus for two (2) years and (b) the Company will pay the premium for the President's COBRA insurance benefits for the President and his family for 18 months or provide equivalent coverage. The foregoing payments shall also be made in the event that the President's employment with the Company is terminated following a Change of Control notwithstanding the reason for such termination. For purposes of the employment agreement, "Change in Control" of the Company shall mean: (1) any "person" (other than Employee) as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") (other than the employee or any group of which the employee is a part, or any Company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing thirty percent (30%) or more of the combined voting power of the Company’s then outstanding securities; (2) at any time, Incumbent Directors cease, for any reason, to constitute at least a majority of the Board of Directors of the Company. As used herein, “Incumbent Directors” means (a) the individuals who constitute the Board upon the execution of this Agreement and (b) any other director whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds (2/3) of the Incumbent Directors then in office which two-thirds includes the employee; (3)the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; provided, however that no "Change of Control" shall be deemed to have occurred until the closing of any such transaction; and provided further, that a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company’s then outstanding securities shall not constitute a Change in Control of the Company; (4) the stockholders of the Company approve a plan of complete liquidation of the Company or the sale or disposition by the Company of all or substantially all of the Company's assets or (5) the Company, in one or a series of transactions, sells all or substantially all of its assets.

Any payments payable under the employment agreement to the President that are in the nature of compensation in the event of the Company's termination of the President under the employment agreement shall not exceed the maximum amount which may be paid to the President without causing such payments or any other payments or benefits provided to the President to become subject to the deduction limitation provided for in Section 280G(a) of the Internal Revenue Code of 1986, as amended, or the excise tax provided for in Section 4999 of the Code, or any successor provisions of applicable law.

Under the employment agreement, upon a termination by the President for Cause, termination by the Company without Cause, or the effectuation of a Change of Control, all stock options of the Company held by the President upon the date of termination will immediately vest upon termination and upon the effectuation of a Change of Control.

At a meeting of the Compensation Committee on January 23, 2006, the Committee approved an increase to the President’s annual compensation to $280,000, effective March 1, 2006.

The President of the Company may also participate in the Company’s 2000 Stock Option Plan, the Company’s 2007 Stock Incentive Plan, the Company’s deferred Compensation Plan and the Company’s Employee 401-K and Profit Sharing Plan (the “Profit Sharing Plan”). During the fiscal year ended February 28, 2006, no amounts were deferred by executive officers under the Company’s deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 29, 2008  by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)

Shevach Saraf 3301 Electronics Way West Palm Beach, FL 33407	650,415(2)	28.74%

Dr. Jacob Davis 370 Franklyn Avenue Indialantic, FL 32903	11,000(2)	*

Joseph Schlig 129 Mayfield Drive Trumbull, CT 06611	11,000(2)	*

All Executive Officers and Directors as a Group (3 persons)	672,415(2)	29.71%

John Stayduhar Revocable Trust c/o Boyes & Farina, P.A. 1601 Forum Place, Suite 900 West Palm Beach, FL 33401	285,232(3)	12.60%

Alexander C. Toppan 40 Spectacle Ridge Road South Kent, CT 06785	179,500(4)	7.93%

Concentric Investment Mgmt, LLC One International Place, Suite 2401 Boston, MA 02110	184,255(5)	8.14%

* Less than 1%
(1)
For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

(2)
Includes shares that may be acquired upon exercise of options that are exercisable within sixty (60) days in the following amounts: Mr. Saraf – 432,260 shares; Mr. Schlig – 3,000 shares; Dr. Davis – 11,000 shares.

(3)	This number is based solely on the Form 4 filed with the Commission on August 28, 2006.

(4)	This number is based solely on the Schedule 13G/A filed with the Commission on January 11, 2008.

(5)	This number is based solely on the Schedule 13G/A filed with the Commission on February 15, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	-	-
Equity compensation plans not approved by security holders	467,060	$0.767	739,940	(1)
Total	467,060	$0.767	739,940	(1)

(1) Consists of 39,940 shares of common stock available under the Solitron Devices, Inc. 2000 Stock Option Plan (the “2000 Plan”) and 700,000 shares of common stock available under the Solitron Devices, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).

The 2000 Plan was created effective July 10, 2000 to provide employees with an opportunity to acquire a proprietary interest in the Company. Options issued under the 2000 Plan are for the purchase of Solitron Devices, Inc. common stock, par value of $0.01 per share and are priced at the closing price on the date of the grant. Options may be granted under the 2000 Plan to any employee, officer, or director of the Company as well as to any independent contractor or consultant performing services for the Company. Options granted have a one-year vesting period and expire ten years from the date of grant. Options granted are not transferable and have restrictions placed on their exercise in the event of termination of employment, death, or disability. Each option granted under the 2000 Plan is a non-qualified stock option that is not intended to meet the requirements of Section 422 of the Code.

The 2007 Plan was created effective June 4, 2007 to enable the Company to attract, retain, reward and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in Solitron and to incentivize them to expend maximum effort for the growth and success of the Company , so as to strengthen the mutuality of the interests between the eligible individuals and the stockholders of the Company. Pursuant to the 2007 Plan, the Company may grant common stock, options, restricted stock, stock appreciation rights to eligible individuals. Pursuant to the 2007 Plan, the Company is authorized to grant incentive awards for up to 700,000 shares of common stock subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. All employees, officers, directors (employee or non-employee directors) of the Company are eligible to receive awards under the 2007 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors is currently composed of three directors, Mr. Saraf, Dr. Davis and Mr. Schlig. Dr. Davis and Mr. Schlig each meets the criteria for independence specified in the listing standards of the Nasdaq Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for the years ended February 28, 2007 and February 29, 2008, by its current accounting firm, DeLeon & Company (“DL&C”) are as follows:

Audit Fees: The aggregate fees for professional services rendered by DL&C in connection with (i) the audit of our annual financial statements (Form 10-K), and (ii) reviews of our quarterly financial statements (Form 10-QSB) for the years ended February 28, 2007 and February 29, 2008, were approximately $50,000 and $54,000 respectively.

Tax Fees: The aggregate fees for professional services rendered by DL&C for tax compliance for the years ended February 28, 2007 and February 29, 2008 were approximately $2,500 and $4,000 respectively. There were no other fees paid for tax services for the years ended February 28, 2007 and February 29, 2008.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services.

The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case by case basis, any audit or permitted non-audit service proposed to be performed by DL&C in advance of the performance of such service. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by DL&C. In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services performed by DL&C is consistent with maintaining DL&C’s status as our current independent auditors.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by DL&C during the year ended February 29, 2008, as described above.

PART IV

ITEM 15. EXHIBITS

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

2.4	Consent Final Judgment of the Company (incorporated by reference to the Company's Form 8-K, dated September 3, 1993, as amended by the Company's Form 8-K/A, dated October 12, 1993).

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

3.2	Bylaws of the Company (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 1993).

3.3	Amendment No. 1 to the Bylaws of Solitron Devices, Inc. (incorporated by reference to the Company's Form 8-K dated December 12, 2007).

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

10.5	Reduction in Space and Rent Agreement dated November 1, 2001 between Solitron Devices, Inc. and Technology Place, Inc.

10.6 +	Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2001)

10.7	Ability to Pay Multi-Site Settlement Agreement, effective as of February 24, 2006, between Solitron Devices, Inc. and the United States Environmental Protection Agency.

10.8	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company's 8-K dated June 8, 2007, as amended by the Company's Form 8-K/A, dated June 12, 2007).

23 *	Consent of Independent Registered Public Accounting Firm

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Management contracts or compensatory plans, contracts or arrangements.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOLITRON DEVICES, INC.

/s/ Shevach Saraf
By:	Shevach Saraf
Title:	Chairman of the Board, President,
Chief Executive Officer, Treasurer and
Chief Financial Officer

Date:	May 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf	Chairman of the Board,	May 29, 2008
Shevach Saraf	President, Chief Executive Officer, Treasurer and Chief Financial Officer.

/s/ Jacob Davis	Director	May 29, 2008
Jacob Davis

/s/ Joseph Schlig	Director	May 29, 2008
Joseph Schlig

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

23	Consent of Independent Registered Public Accounting Firm

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.