Form 10-Q
period 2008-05-31
SOLITRON DEVICES INC
filed 2008-07-01
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 1-4978

SOLITRON DEVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1684144
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3301 Electronics Way, West Palm Beach, Florida	33407
(Address of Principal Executive Offices)	(zip code)

(561) 848-4311
(Registrant’s Telephone Number, Including Area Code)

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 25, 2008 was 2,262,904.

SOLITRON DEVICES, INC.

INDEX

			Page No.
PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited)

		Condensed Balance Sheets	3
		May 31, 2008 and February 29, 2008

		Condensed Statements of Income	4
		Three Months Ended May 31, 2008 and 2007

		Condensed Statements of Cash Flows	5
		Three Months Ended May 31, 2008 and 2007

		Notes to Condensed Financial Statements	6-12

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	13-15

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	15-16

Item	4.	Controls and Procedures	16-17

PART II – OTHER INFORMATION

Item	6.	Exhibits	17

Signatures			18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	May 31, 2008	Feb 29, 2008
ASSETS
CURRENT ASSETS :
Cash	$465	$75
Investment in treasury bills	4,420	4,410
Accounts receivable, less allowance for doubtful accounts of $7	837	1,026
Inventories, net	2,844	2,985
Prepaid expenses and other current assets	149	104
TOTAL CURRENT ASSETS	8,715	8,600

PROPERTY, PLANT AND EQUIPMENT, net	571	562

OTHER ASSETS	240	245

TOTAL ASSETS	$9,526	$9,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – Post-petition	$447	$529
Accounts payable – Pre-petition, current portion	1,106	1,114
Customer Deposit	304	387
Accrued expenses and other current liabilities	574	554
TOTAL CURRENT LIABILITIES	2,431	2,584

LONG TERM LIABILITIES, net of current portion	345	345

TOTAL LIABILITIES	2,776	2,929

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-0-	-0-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,262,904 shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained earnings	3,994	3,722

TOTAL STOCKHOLDERS’ EQUITY	6,750	6,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,526	$9,407

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED MAY 31,
(Unaudited, in thousands except for share and per share amounts)

	2008	2007

NET SALES	$2,169	$1,743
Cost of Sales	1,623	1,370

Gross Profit	546	373

Selling, General and Administrative Expenses	284	270

Operating Income/(Loss)	262	103

OTHER INCOME
Other Income, Net	-	4
Interest Income	10	44
Interest Expense	-	-
Other Income, Net	10	48

Net Income/(Loss)	$272	$151

INCOME/(LOSS) PER SHARE: Basic	$.12	$.07
: Diluted	$.11	$.06

WEIGHTED AVERAGE
SHARES OUTSTANDING: Basic	2,262,972	2,288,279
: Diluted	2,479,039	2,462,577

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31,
(Unaudited, in thousands)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$272	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	46
Changes in operating assets and liabilities:
(Increase) Decrease in:
Investment in treasury bills	(10)	(327)
Accounts receivable	189	(4)
Inventories	141	(1)
Prepaid expenses and other current assets	(45)	(19)
Other assets	5	(5)
Increase (Decrease) in:
Accounts payable – Post-petition	(82)	113
Accounts payable – Pre-petition	(8)	(7)
Customer deposit	(83)	-
Accrued expenses and other current liabilities	20	6
Other long-term liabilities	-	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	448	(47)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(58)	(30)
NET CASH (USED IN) INVESTING ACTIVITIES	(58)	(30)

CASH FLOW FROM FINANCING ACTIVITIES:
Exercise of stock options	-	-
NET CASH FROM FINANCING ACTIVITIES	-	-

NET INCREASE/(DECREASE) IN CASH	390	(77)

CASH AT THE BEGINNING OF PERIOD	75	163

CASH AT THE END OF PERIOD	$465	$86

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL AND SIGNIFICANT ACCOUNTING POLICIES:

GENERAL:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting primarily of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Solitron Devices, Inc. Annual Report on Form 10-K for the year ended February 29, 2008.

The results of operations for the three-month period ended May 31, 2008 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2009.

SIGNIFICANT ACCOUNTING POLICIES:

Cash
Cash includes demand deposits and money market accounts. The Company has $465,000 in cash deposits which is $365,000 over the $100,000 limit for FDIC insurance.

Investment in Treasury Bills
During the first quarter of this fiscal year company management decided to reclassify its investment in treasury bills from cash and cash equivalents and report it separately as “Investment in Treasury Bills”. Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value. The corresponding amount of cash and cash equivalents shown on the prior period balance sheet and statement of cash flows has been reclassified to reflect this change in accounting principle (see footnote 11).

Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established. The allowance amount was $7,000 as of May 31, 2008.

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

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has prepared its interim financial statements for the quarters ended May 31, 2008 and May 31, 2007 in accordance with SFAS No. 148.

During the quarters ended May 31, 2008 and May 31, 2007, the Company did not issue any stock-based compensation to its employees or directors.

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

3. ENVIRONMENTAL LIABILITIES:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from 2008-2012. For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, and fiscal year 2008. The Company accrued $50,000 for its remaining obligations under the Settlement Agreement.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

4.  EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended May 31,
	2008	2007
Weighted average common shares outstanding	2,262,972	2,288,279
Dilutive effect of employee stock options	216,067	174,298
Weighted average common shares outstanding, assuming dilution	2,479,039	2,462,577

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three month periods ended May 31, 2008 and May 31, 2007, 13,800 of the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5. INVENTORIES:

As of May 31, 2008, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,581,000	$(321,000)	$1,260,000
Work-In-Process	1,989,000	(509,000)	1,480,000
Finished Goods	563,000	(459,000)	104,000
Totals	$4,133,000	$(1,289,000)	$2,844,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. INCOME TAXES:

At May 31, 2008, the Company has net operating loss carryforwards of approximately $12,598,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 90% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes are comprised of the following at May 31, 2008:

Deferred tax assets:
Loss carryforwards	$4,542,000
Allowance for doubtful accounts	3,000
Inventory allowance	3,565,000
Accrued bonuses	77,000
Section 263A capitalized costs	1,111,000
Total deferred tax assets	9,298,000
Valuation allowance	(8,833000)
Net deferred tax assets	465,000

Deferred tax liabilities:
Depreciation	278,000
Total deferred tax liabilities	278,000
Total net deferred taxes	$187,000

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ending May 31, 2008.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for quarter ending May 31, 2008, is as follows:

	2008	2007
Income Tax Provision at U.S. Statutory Rate	$272,000	$147,000
State Taxes, Net of Federal Benefit	29,000	16,000
Alternative Minimum Taxes	-	-
Utilization of Net Operating Loss Carryforward	(301,000)	(163,000)

Income Tax Provision	$-	$-

The Company paid $8,000 in federal and state alternative minimum taxes for fiscal year 2007 and has accrued $11,000 in federal and state alternative minimum taxes for fiscal year 2008.

7. OTHER INCOME:

The $10,000 of other income reflected in the condensed statements of income for the quarter ended May 31, 2008 consists entirely of interest income on investment in treasury bills net of changes in market value. For the fiscal quarter ended May 31, 2007, the Company earned $48,000 of other income consisting of $44,000 interest income on investment in treasury bills net of changes in market value plus $4,000 of other income related to receivables adjustments.

 SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. ACCRUED EXPENSES:

As of May 31, 2008 accrued expenses and other liabilities consisted of the following:

Payroll and related employee benefits	$519,000
Other liabilities	55,000
$574,000

9. EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2008 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$38,000	$129,000	$10,000	$0	$177,000
Canada and Latin America	12,000	0	0	5,000	17,000
Far East and Middle East	42,000	0	0	0	42,000
United States	261,000	1,234,000	127,000	311,000	1,933,000
Totals	$353,000	$1,363,000	$137,000	$316,000	$2,169,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2007 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$17,000	$217,000	$34,000	$0	$268,000
Canada and Latin America	8,000	0	0	18,000	26,000
Far East and Middle East	22,000	0	0	0	22,000
United States	215,000	922,000	128,000	162,000	1,427,000
Totals	$262,000	$1,139,000	$162,000	$180,000	$1,743,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers, Raytheon Company and the U.S. Government, accounted for 52% of net sales for the quarter ended May 31, 2008 as compared with 54% of the Company's net sales for the quarter ended May 31, 2007. Sales to Raytheon Company accounted for approximately 39% of net sales for the quarter ended May 31, 2008 and 41% for the quarter ended May 31, 2007. Sales to the U.S. Government accounted for 13% of sales during both quarters ended May 31, 2008 and May 31, 2007.

10. Major Suppliers

Purchases from the Company’s two top suppliers, Platronics Seals and Egide USA Inc., accounted for 23% of total purchases of production materials for the quarter ended May 31, 2008. For the quarter ended May 31, 2007, purchases from the Company’s two top suppliers, Platronics Seals and Coining Inc., accounted for 14% of the Company's total purchases of production materials.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Change in accounting principle

During the first quarter of this fiscal year company management decided to remove its investment in treasury bills from cash and cash equivalents and report it separately as “Investment in Treasury Bills”. Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value. The Company has reclassified its February 28, 2008 balance sheet to reflect this change in accounting principle. The reclassification is as follows:
Before change:

Cash and cash equivalents	$4,485,000

After change:

Cash	$75,000
Investment in treasury bills	4,410,000

Income from treasury bill investments will include both accrued interest income and differences between accrued surrender value and market value.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

Solitron Devices, Inc., a Delaware corporation (the “Company” or “Solitron”), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor (“MOS”) power transistors, power and control hybrids, junction and power MOS field effect transistors and other related products. Most of the Company’s products are custom made pursuant to contracts with customers whose end products are sold to the U.S. Government. Other products, such as Joint Army/Navy transistors, diodes and Standard Military Drawings voltage regulators, are sold as standard or catalog items.

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008 and the Condensed Financial Statements and the related Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment, revenue recognition and accounting for income taxes. A discussion of all of these critical accounting policies can be found in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

Trends and Uncertainties:

During the three months ended May 31, 2008 the Company’s book-to-bill ratio was approximately .56 as compared to approximately 1.31 for the three months ended May 31, 2007, reflecting a decrease in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations-Three Months Ended May 31, 2008 Compared to Three Months Ended May 31, 2007:

Net sales for the three months ended May 31, 2008 increased 24% to $2,169,000 as compared to $1,743,000 for the three months ended May 31, 2007. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2008 increased to $1,623,000 from $1,370,000 for the comparable period in 2007. Expressed as a percentage of sales, cost of sales decreased to 75% from 79% for the same period in 2007. This change was due primarily to decreases in direct and indirect labor wages and manufacturing overhead expenses.

Gross profit for the three months ended May 31, 2008 increased to $546,000 from $373,000 for the three months ended May 31, 2007. Accordingly, gross margins on the Company’s sales increased to 25% for the three months ended May 31, 2008 in comparison to 21% for the three months ended May 31, 2007. This change was due mainly to higher sales and decreases in direct and indirect labor wages and manufacturing overhead expenses as discussed above.

For the three months ended May 31, 2008, the Company shipped 129,577 units as compared to 199,346 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders decreased 16%, from $5,826,000 to $4,886,000, for the three months ended May 31, 2008, as compared to an increase of 12% for the three months ended May 31, 2007. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an decrease of 46% in the level of bookings during the quarter ended May 31, 2008 as compared to a 22% increase in bookings for the same period in 2007 principally as a result of a shift in defense spending priorities, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $284,000 for the three months ended May 31, 2008 from $270,000 for the comparable period in 2007. During the three months ended May 31, 2008, selling, general, and administrative expenses as a percentage of net sales fell to 13% as compared with 15% for the three months ended May 31, 2007. The percentage decrease was due primarily to decreases in legal fees and insurance premiums.

Operating income for the three months ended May 31, 2008 increased to $262,000 as compared to $103,000 for the three months ended May 31, 2007. This increase is due mainly to higher sales and decreases in cost of sales as discussed above.

The Company recorded net other income of $10,000 for the three months ended May 31, 2008 as compared to $48,000 for the three months ended May 31, 2007. Included in net other income was interest income on investment in treasury bills net of changes in market value of $10,000 for the three months ended May 31, 2008 as compared to $44,000 for the three months ended May 31, 2007. The decrease in interest income is due primarily to lower rates of return on invested funds.

Net income for the three months May 31, 2008 increased to $272,000 as compared to $151,000 for the same period in 2007. This increase is due primarily to higher sales and decreases in cost of sales and selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources:

The Company’s sole source of cash is revenue generated by ongoing operations. The Company’s liquidity might be adversely affected by decreased cash receipts due to anticipated lower level of sales volume over the next twelve to twenty-four months due to customers’ delivery requirements. The Company’s liquidity is not expected to improve until the Company’s revenues increase to a level consistently above its breakeven point.

Furthermore, the Company’s liquidity continues to be adversely affected by the Company’s 1993 bankruptcy petition obligations and the Company’s inability to obtain additional working capital through the sale of debt or equity securities. For a more complete discussion of the Company’s bankruptcy obligations, see “Business – Bankruptcy Proceedings” in the Company’s Annual Report on Form 10-K filed for the period ended February 29, 2008.

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled. The unsecured creditors do not object to the reduced level of quarterly payments. As of May 31, 2008, the Company has paid approximately $742,000 to its unsecured creditors. The Company’s remaining obligation is approximately $1,106,000 to holders of allowed unsecured claims to be paid in quarterly installments.

The Company reported net income of $272,000 and operating income of $262,000 for the three months ended May 31, 2008.

At May 31, 2008, February 29, 2008 and May 31, 2007, the Company had cash of approximately $465,000, $75,000 and $86,000, respectively. Decreases in accounts receivable and inventories contributed $330,000 to the last three months’ cash flow generated by ongoing operations.

At May 31, 2008, February 29, 2008 and May 31, 2007, the Company had investments in treasury bills of approximately $4,420,000, $4,410,000 and $3,703,000, respectively.

At May 31, 2008, the Company had working capital of $6,284,000 as compared with a working capital at May 31, 2007 of $5,341,000. At February 29, 2008, the Company had a working capital of $6,016,000. The $268,000 increase for the three months ended May 31, 2008 was due mainly to a $400,000 increase in cash offset by decreases in accounts receivable and inventories.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 29, 2008, including those identified below. We do not undertake any obligation to update forward-looking statements.

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

•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

PART II– OTHER INFORMATION

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

Date: June 26, 2008

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