Form 10-Q
period 2008-08-31
SOLITRON DEVICES INC
filed 2008-10-15
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 9,2008 was 2,262,904.

SOLITRON DEVICES, INC.

INDEX

			Page No.
PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited)

		Condensed Balance Sheets
		August 31, 2008 and February 29, 2008	3

		Condensed Statements of Income
		Three and Six Months Ended August 31, 2008 and 2007	4

		Condensed Statements of Cash Flows
		Six Months Ended August 31, 2008 and 2007	5

		Notes to Condensed Financial Statements	6-12

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	13-16

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	16-17

Item	4.	Controls and Procedures	17-18

PART II – OTHER INFORMATION

Item	6.	Exhibits	18

Signatures			19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	August 31, 2008	Feb 29, 2008
ASSETS
CURRENT ASSETS :
Cash	$76	$75
Investment in treasury bills	4,979	4,410
Accounts receivable, less allowance for doubtful accounts of $7	783	1,026
Inventories, net	2,580	2,985
Prepaid expenses and other current assets	140	104
TOTAL CURRENT ASSETS	8,558	8,600

PROPERTY, PLANT AND EQUIPMENT, net	558	562

OTHER ASSETS	240	245

TOTAL ASSETS	$9,356	$9,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – Post-petition	$314	$529
Accounts payable – Pre-petition, current portion	1,100	1,114
Customer deposit	256	387
Accrued expenses and other current liabilities	377	554
TOTAL CURRENT LIABILITIES	2,047	2,584

LONG TERM LIABILITIES, net of current portion	345	345

TOTAL LIABILITIES	2,392	2,929

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-0-	-0-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,262,904
shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained earnings	4,208	3,722

TOTAL STOCKHOLDERS’ EQUITY	6,964	6,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,356	$9,407

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED AUGUST 31,
(Unaudited, in thousands except for share and per share amounts)

	Three Months		Six Months
	2008	2007	2008	2007

NET SALES	$2,071	$1,847	$4,240	$3,590
Cost of Sales	1,649	1,551	3,272	2,921

Gross Profit	422	296	968	669

Selling, General and Administrative Expenses	233	235	517	505

Operating Income/(Loss)	189	61	451	164

OTHER INCOME
Other Income, Net	-	(3)	-	1
Interest Income	25	46	35	90
Interest Expense	-	-	-	-
Other Income, Net	25	43	35	91

Net Income/(Loss)	$214	$104	$486	$255

INCOME/(LOSS) PER SHARE : Basic	$.09	$.05	$.21	$.11
: Diluted	$.09	$.04	$.20	$.10

WEIGHTED AVERAGE
SHARES OUTSTANDING : Basic	2,262,904	2,263,046	2,262,904	2,263,046
: Diluted	2,474,926	2,445,446	2,476,949	2,441,395

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31,
(Unaudited, in thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$486	$255
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	98	94
Changes in operating assets and liabilities:
(Increase) Decrease in:
Investment in treasury bills	(569)	(461)
Accounts receivable	243	(46)
Inventories	405	40
Prepaid expenses and other current assets	(36)	(2)
Other non-current assets	5	(207)
Increase (Decrease) in:
Accounts payable - Post-petition	(215)	168
Accounts payable - Pre-petition	(14)	(14)
Customer deposit	(131)	-
Accrued expenses and other current liabilities	(177)	(80)
Other non-current liabilities	-	187
NET CASH PROVIDED BY OPERATING ACTIVITIES	95	(66)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(94)	(54)
NET CASH (USED IN) INVESTING ACTIVITIES	(94)	(54)

CASH FLOW FROM FINANCING ACTIVITIES:
Exercise of stock options	-	-
NET CASH FROM FINANCING ACTIVITIES	-	-

NET INCREASE/(DECREASE) IN CASH	1	(120)

CASH AT THE BEGINNING OF PERIOD	75	163

CASH AT THE END OF PERIOD	$76	$43

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

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in the Solitron Devices, Inc. Annual Report on Form 10-K for the year ended February 29, 2008.

The results of operations for the six-month period ended August 31, 2008 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2009.

SIGNIFICANT ACCOUNTING POLICIES:

Cash
Cash includes demand deposits and money market accounts. The Company has $76,000 in cash deposits which is $24,000 under the $100,000 limit for FDIC insurance.

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

Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established. The allowance amount was $7,000 as of August 31, 2008. The Company has not had a bad debt in the past two years.

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

Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has prepared its interim financial statements for the quarters ended August 31, 2008 and August 31, 2007 in accordance with SFAS No. 148.

During the quarters ended August 31, 2008 and August 31, 2007, the Company did not issue any stock-based compensation to its employees or directors.

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

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”). By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order. At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on October 7, 2008, which provides for the tolling of applicable statutes of limitation through the earlier of June 26, 2009, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site. It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site. As of the date of this filing, no such claim has been made.

4.	EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2008	2007	2008	2007
Weighted average common shares outstanding	2,262,904	2,263,046	2,262,904	2,263,046
Dilutive effect of employee stock options	212,022	182,400	214,045	178,349
Weighted average common shares outstanding, assuming dilution	2,474,926	2,445,446	2,476,949	2,441,395

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three month periods ended August 31, 2008 and August 31, 2007, 13,800 of the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.	INVENTORIES:

As of August 31, 2008, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,431,000	$(321,000)	$1,110,000
Work-In-Process	1,989,000	(552,000)	1,437,000
Finished Goods	469,000	(436,000)	33,000
Totals	$3,889,000	$(1,309,000)	$2,580,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6.	INCOME TAXES:

At August 31, 2008, the Company has net operating loss carryforwards of approximately $12,598,000 that expire through 2022. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 90% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes are comprised of the following at August 31, 2008:

Deferred tax assets:
Loss carryforwards	$4,542,000
Allowance for doubtful accounts	3,000
Inventory allowance	3,565,000
Accrued bonuses	77,000
Section 263A capitalized costs	1,111,000
Total deferred tax assets	9,298,000
Valuation allowance	(8,833,000)
Net deferred tax assets	465,000

Deferred tax liabilities:
Depreciation	278,000
Total deferred tax liabilities	278,000
Total net deferred taxes	$187,000

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ending August 31, 2008.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for quarter ending August 31, 2008, is as follows:

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

The $25,000 of other income reflected in the condensed statements of income for the quarter ended August 31, 2008 consists entirely of interest income on investment in treasury bills net of changes in market value. For the fiscal quarter ended August 31, 2007, the Company earned $43,000 of other income consisting of $46,000 interest income on investment in treasury bills net of changes in market value less $3,000 of other expense due to the loss of an equipment deposit because of non-delivery by the vendor.

 SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.	ACCRUED EXPENSES:

As of August 31, 2008 accrued expenses and other liabilities consisted of the following:

Payroll and related employee benefits	$318,000
Other liabilities	59,000
$377,000

9.	EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2008 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$32,000	$184,000	$10,000	$0	$226,000
Canada and Latin America	0	0	5,000	15,000	20,000
Far East and Middle East	0	0	3,000	20,000	23,000
United States	297,000	1,015,000	155,000	335,000	1,802,000
Totals	$329,000	$1,199,000	$173,000	$370,000	$2,071,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2007 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$4,000	$137,000	$22,000	$0	$163,000
Canada and Latin America	16,000	0	0	0	16,000
Far East and Middle East	6,000	0	0	44,000	50,000
United States	277,000	907,000	183,000	251,000	1,618,000
Totals	$303,000	$1,044,000	$205,000	$295,000	$1,847,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers, Raytheon Company and the U.S. Government, accounted for approximately 50% of net sales for the quarter ended August 31, 2008 as compared with 44% of the Company's net sales for the quarter ended August 31, 2007. Sales to Raytheon Company accounted for approximately 39% of net sales for the quarter ended August 31, 2008 and 34% for the quarter ended August 31, 2007. Sales to the U.S. Government accounted for approximately 11% of net sales for the quarter ended August 31, 2008 and 10% for the quarter ended August 31, 2007.

10. Major Suppliers

Purchases from the Company’s two top suppliers, Platronics Seals and Egide USA Inc., accounted for approximately 19% of total purchases of production materials for the quarter ended August 31, 2008. For the quarter ended August 31, 2007, purchases from the Company’s two top suppliers, CPS Technologies, Inc. and Coining Inc., accounted for approximately 14% of the Company's total purchases of production materials.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Change in accounting principle

During the first quarter of this fiscal year Company management decided to remove its investment in treasury bills from cash and cash equivalents and report it separately as “Investment in Treasury Bills”. Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value. The Company has reclassified its February 29, 2008 balance sheet to reflect this change in accounting principle. The reclassification is as follows:

Before change:

Cash and cash equivalents	$4,485,000

After change:

Cash	$75,000
Investment in treasury bills	4,410,000

As of August 31, 2008:

Cash	$76,000
Investment in treasury bills	4,979,000

Income from treasury bill investments will include both accrued interest income and differences between accrued surrender value and market value.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008 and the Condensed Financial Statements and the related Notes to the Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Trends and Uncertainties:

During the three months ended August 31, 2008 the Company’s book-to-bill ratio was approximately 1.44 as compared to approximately 1.48 for the three months ended August 31, 2007, reflecting a slight decrease in the volume of orders booked. The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders varies greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations-Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007:

Net sales for the three months ended August 31, 2008 increased 12% to $2,071,000 as compared to $1,847,000 for the three months ended August 31, 2007. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended August 31, 2008 increased to $1,649,000 from $1,551,000 for the comparable period in 2007. Expressed as a percentage of sales, cost of sales decreased to 80% from 84% for the same period in 2007. This change was due primarily to decreases in direct and indirect labor wages and manufacturing overhead expenses.

Gross profit for the three months ended August 31, 2008 increased to $422,000 from $296,000 for the three months ended August 31, 2007. Accordingly, gross margins on the Company’s sales increased to 20% for the three months ended August 31, 2008 in comparison to 16% for the three months ended August 31, 2007. This change was due mainly to higher sales and decreases in direct and indirect labor wages and manufacturing overhead expenses as discussed above.

For the three months ended August 31, 2008, the Company shipped 58,532 units as compared to 205,790 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 19%, from $4,886,000 to $5,791,000, for the three months ended August 31, 2008, as compared to an increase of 18% for the three months ended August 31, 2007. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 9% in the level of bookings during the quarter ended August 31, 2008 as compared to a 61% increase in bookings for the same period in 2007 principally as a result of a shift in defense spending priorities, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $233,000 for the three months ended August 31, 2008 from $235,000 for the comparable period in 2007. During the three months ended August 31, 2008, selling, general, and administrative expenses as a percentage of net sales fell to 11% as compared with 13% for the three months ended August 31, 2007. The percentage decrease was due primarily to decreases in sales commissions and selling wages.

Operating income for the three months ended August 31, 2008 increased to $189,000 as compared to $61,000 for the three months ended August 31, 2007. This increase is due mainly to higher sales and decreases in cost of sales and in selling, general and administrative expenses as discussed above.

The Company recorded net other income of $25,000 for the three months ended August 31, 2008 as compared to $43,000 for the three months ended August 31, 2007. Included in net other income was interest income on investment in treasury bills net of changes in market value of $25,000 for the three months ended August 31, 2008 as compared to $46,000 offset by $3,000 of other expense due to the loss of an equipment deposit for the three months ended August 31, 2007. The decrease in interest income is due primarily to lower rates of return on invested funds.

Net income for the three months August 31, 2008 increased to $214,000 as compared to $104,000 for the same period in 2007. This increase is due primarily to higher sales and decreases in cost of sales and selling, general and administrative expenses as discussed above.

Results of Operations-Six Months Ended August 31, 2008 Compared to Six Months Ended August 31, 2007:

Net sales for the six months ended August 31, 2008 increased 18% to $4,240,000 as compared to $3,590,000 for the six months ended August 31, 2007. This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2008 increased to $3,272,000 from $2,921,000 for the comparable period in 2007. Expressed as a percentage of sales, cost of sales decreased to 77% from 81% for the same period in 2007. The change was due primarily to decreases in direct and indirect labor wages and manufacturing overhead expenses.

Gross profit for the six months ended August 31, 2008 increased to $968,000 from $669,000 for the six months ended August 31, 2007. Accordingly, gross margins on the Company’s sales increased to approximately 23% for the six months ended August 31, 2008 in comparison to approximately 19% for the six months ended August 31, 2007. This change was primarily due to decreases in direct and indirect labor wages and manufacturing overhead expenses as discussed above.

For the six months ended August 31, 2008, the Company shipped 188,109 units as compared to 405,136 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders decreased 1%, from $5,826,000 to $5,791,000 for the six months ended August 31, 2008, as compared to an increase of approximately 32% for the six months ended August 31, 2007. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease in the level of bookings of approximately 16% for the six months ended August 31, 2008 as compared to an increase of 41% for the same period for the previous year principally as a result of a shift in defense spending priorities, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $517,000 for the six months ended August 31, 2008 from $505,000 for the comparable period in 2007. During the six months ended August 31, 2008, selling, general, and administrative expenses as a percentage of net sales decreased to 12% as compared to 14% for the six months ended August 31, 2007. The increase was due primarily to increases in sales travel and selling wages.

Operating income for the six months ended August 31, 2008 increased to $451,000 from $164,000 for the six months ended August 31, 2007. This increase is due mainly to an increase in sales, and a decrease in cost of sales percentage.

The Company recorded net other income of $35,000 for the six months ended August 31, 2008 as compared to net other income of $91,000 for the six months ended August 31, 2007. Included in net other income was interest income of $35,000 for the six months ended August 31, 2008 as compared to $90,000 for the six months ended August 31, 2007. The decrease in interest income is due primarily to lower interest rates on treasury bills.

Net income for the six months ended August 31, 2008 increased to $486,000 from $255,000 for the same period in 2007. This increase was due primarily to a higher sales volume and lower cost of sales percentage as discussed above.

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

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled. The unsecured creditors do not object to the reduced level of quarterly payments. As of August 31, 2008, the Company has paid approximately $748,000 to its unsecured creditors. The Company’s remaining obligation is approximately $1,100,000 to holders of allowed unsecured claims to be paid in quarterly installments.

The Company reported net income of $486,000 and operating income of $451,000 for the six months ended August 31, 2008.

At August 31, 2008, February 29, 2008 and August 31, 2007, the Company had cash of approximately $76,000, $75,000 and $43,000, respectively. Decreases in accounts receivable and inventories contributed $648,000 to the last six months’ cash flow generated by ongoing operations.

At August 31, 2008, February 29, 2008 and August 31, 2007, the Company had investments in treasury bills with a market value of approximately $4,979,000, $4,410,000 and $3,837,000, respectively.

At August 31, 2008, the Company had working capital of $6,511,000 as compared with a working capital at August 31, 2007 of $5,454,000. At February 29, 2008, the Company had a working capital of $6,016,000. The $495,000 increase for the six months ended August 31, 2008 was due mainly to a $569,000 increase in investment in treasury bills offset by decreases in accounts receivable and inventories.

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

•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

Date: October 15, 2008
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