Form 10-Q
period 2008-11-30
SOLITRON DEVICES INC
filed 2009-01-07
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended November 30, 2008

or
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 31, 2008 was 2,263,775.

SOLITRON DEVICES, INC.

INDEX

			Page No.

PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited)

		Condensed Balance Sheets	3
		November 30, 2008 and February 29, 2008

		Condensed Statements of Income	4
		Three and Nine months ended November 30, 2008 and 2007

		Condensed Statements of Cash Flows	5
		Nine months ended November 30, 2008 and 2007

		Notes to Condensed Financial Statements	6-12

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	13-17

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item	4.	Controls and Procedures	17-18

PART II – OTHER INFORMATION

Item	6.	Exhibits	18

Signatures			19

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	Nov 30, 2008	Feb 29, 2008
ASSETS
CURRENT ASSETS :
Cash	$68	$75
Investment in treasury bills	5,012	4,410
Accounts receivable, less allowance for doubtful accounts of $7	1,097	1,026
Inventories, net	2,441	2,985
Prepaid expenses and other current assets	114	104
TOTAL CURRENT ASSETS	8,732	8,600

PROPERTY, PLANT AND EQUIPMENT, net	579	562

OTHER ASSETS	251	245

TOTAL ASSETS	$9,562	$9,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – Post-petition	$354	$529
Accounts payable – Pre-petition, current portion	1,093	1,114
Customer deposit	166	387
Accrued expenses and other current liabilities	504	554
TOTAL CURRENT LIABILITIES	2,117	2,584

LONG TERM LIABILITIES, net of current portion	345	345

TOTAL LIABILITIES	2,462	2,929

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-0-	-0-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,775
shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained earnings	4,344	3,722

TOTAL STOCKHOLDERS’ EQUITY	7,100	6,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,562	$9,407

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED NOVEMBER 30,
(Unaudited, in thousands except for share and per share amounts)

	Three Months		Nine Months
	2008	2007	2008	2007

NET SALES	$2,104	$2,037	$6,344	$5,627
Cost of Sales	1,638	1,536	4,910	4,457

Gross Profit	466	501	1,434	1,170

Selling, General and Administrative Expenses	357	225	874	730

Operating Income	109	276	560	440

OTHER INCOME
Other Income, Net	-	-	-	1
Interest Income	27	39	62	129
Interest Expense	-	-	-	-
Other Income, Net	27	39	62	130

Net Income	$136	$315	$622	$570

INCOME PER SHARE : Basic	$.06	$.14	$.27	$.25
: Diluted	$.05	$.13	$.25	$.23

WEIGHTED AVERAGE
SHARES OUTSTANDING : Basic	2,263,427	2,263,040	2,263,078	2,263,044
: Diluted	2,470,288	2,464,582	2,474,728	2,449,124

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30,
(Unaudited, in thousands)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$622	$570
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	147	136
Changes in operating assets and liabilities:
(Increase) Decrease in:
Investment in treasury bills	(602)	(902)
Accounts receivable	(71)	(115)
Inventories	544	(170)
Prepaid expenses and other current assets	(10)	15
Other non-current assets	(6)	(203)
Increase (Decrease) in:
Accounts payable – Post-petition	(175)	167
Accounts payable – Pre-petition	(21)	(21)
Customer deposit	(221)	-
Accrued expenses and other current liabilities	(50)	367
Other non-current liabilities	-	187
NET CASH PROVIDED BY OPERATING ACTIVITIES	157	31

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(164)	(82)
NET CASH (USED IN) INVESTING ACTIVITIES	(164)	(82)

CASH FLOW FROM FINANCING ACTIVITIES:
Exercise of stock options	-	-
NET CASH FROM FINANCING ACTIVITIES	-	-

NET INCREASE/(DECREASE) IN CASH	(7)	(51)

CASH AT THE BEGINNING OF PERIOD	75	163

CASH AT THE END OF PERIOD	$68	$112

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

The results of operations for the nine month period ended November 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2009.

SIGNIFICANT ACCOUNTING POLICIES:

Cash
Cash includes demand deposits and money market accounts.  As of November 30, 2008, the Company had $68,000 in cash deposits which is $182,000 under the $250,000 limit for FDIC insurance.

Investment in Treasury Bills
During the first quarter of this fiscal year, the Company’s management decided to reclassify its investment in treasury bills from cash and cash equivalents and report it separately as “Investment in Treasury Bills”. Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value.  The corresponding amount of cash and cash equivalents shown on the prior period balance sheet and statement of cash flows has been reclassified to reflect this change in accounting principle (see footnote 11).

Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts has been established.  The allowance amount was $7,000 as of November 30, 2008.  The Company has not had a bad debt in the past two years.

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

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Finished goods:	All finished goods with firm orders for later delivery are valued (material and overhead) at the lower of cost or market. All finished goods with no orders are fully reserved.

Direct labor costs:
Direct labor costs are allocated to finished goods and work in process inventory based on engineering estimates of the amount of man hours required from the different direct labor departments to bring each device to its particular level of completion.

Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”.  This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has prepared its interim financial statements for the quarters ended November 30, 2008 and November 30, 2007 in accordance with SFAS No. 148.

During the quarters ended November 30, 2008 and November 30, 2007, the Company did not issue any stock-based compensation to its employees or directors.

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

3.           ENVIRONMENTAL LIABILITIES:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, and fiscal year 2008.  The Company accrued $50,000 for its minimum remaining obligations under the Settlement Agreement for fiscal years 2009-2013.

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

There remains a possibility that FDEP will determine at some time in the future that the final remedy approved by USEPA and implemented at either or both of the Port Salerno Site and Riviera Beach Site does not meet the State cleanup requirements imposed by the Consent Final Judgment.  If such a final determination is made by FDEP, there is a possibility that FDEP will require the Company to implement additional remedial action at either, or both of, the Port Salerno Site and Riviera Beach Site.

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

4.           EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	2,263,427	2,263,040	2,263,078	2,263,044
Dilutive effect of employee stock options	206,861	201,542	211,650	186,080
Weighted average common shares outstanding, assuming dilution	2,470,288	2,464,582	2,474,728	2,449,124

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three month periods ended November 30, 2008 and November 30, 2007, 13,800 shares underlying  the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.           INVENTORIES:

As of November 30, 2008, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,312,000	$(321,000)	$991,000
Work-In-Process	1,989,000	(552,000)	1,437,000
Finished Goods	444,000	(431,000)	13,000
Totals	$3,745,000	$(1,304,000)	$2,441,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6.           INCOME TAXES:

At November 30, 2008, the Company had net operating loss carryforwards of approximately $12,598,000 that expire through 2022.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 90% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes are comprised of the following at November 30, 2008:

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

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ending November 30, 2008.

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (34%) for the quarter ending November 30, 2008 is as follows:

	2008	2007
Income Tax Provision at
U.S. Statutory Rate	$272,000	$241,000
State Taxes, Net of Federal Benefit	29,000	39,000
Alternative Minimum Taxes	-	8,000
Less: Prior Year Overaccrual		(8,000)
Utilization of Net Operating Loss Carryforward	(301,000)	(280,000)

Income Tax Provision	$-	$-

The Company paid $13,000 in federal and state alternative minimum taxes for fiscal year 2008 and has accrued $11,000 in federal and state alternative minimum taxes for fiscal year 2009.

7.           OTHER INCOME:

The $27,000 of other income reflected in the condensed statements of income for the quarter ended November 30, 2008 consists entirely of interest income on investment in treasury bills net of changes in market value.  For the fiscal quarter ended November 30, 2007, the Company earned $39,000 of other income also consisting entirely of interest income on investment in treasury bills net of changes in market value.

 SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.           ACCRUED EXPENSES:

As of November 30, 2008 accrued expenses and other liabilities consisted of the following:

Payroll and related employee benefits	$467,000
Other liabilities	37,000
$504,000

9.           EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the nine months ended November 30, 2008 are as follows:

Geographic Region	Power Transistors	Hybrids	Field Effect Transistors	Power MOSFETS	Totals

Europe and Australia	$0	$339,000	$22,000	$0	$361,000
Canada and Latin America	9,000	0	0	7,000	16,000
Far East and Middle East	0	0	0	9,000	9,000
United States	260,000	840,000	159,000	459,000	1,718,000
Totals	$269,000	$1,179,000	$181,000	$475,000	$2,104,000

Revenues from domestic and export sales to unaffiliated customers for the nine months ended November 30, 2007 are as follows:

Geographic Region	Power Transistors	Hybrids	Field Effect Transistors	Power MOSFETS	Totals

Europe and Australia	$7,000	$24,000	$1,000	$0	$32,000
Canada and Latin America	16,000	0	0	5,000	21,000
Far East and Middle East	7,000	0	0	26,000	33,000
United States	328,000	996,000	285,000	342,000	1,951,000
Totals	$358,000	$1,020,000	$286,000	$373,000	$2,037,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers, Raytheon Company and BAE Systems Australia LTD, accounted for approximately 53% of net sales for the quarter ended November 30, 2008. Sales to Raytheon Company accounted for approximately 36% of net sales for the quarter and BAE Systems Australia LTD accounted for approximately 17% of net sales for the quarter. For the quarter ended November 30, 2007, sales to the Company's top two customers, Raytheon Company and the U.S. Government, accounted for approximately 43% of net sales. Sales to Raytheon Company accounted for approximately 32% of net sales for such quarter and sales to the U.S. Government accounted for approximately 11% of net sales for such quarter.

10.           MAJOR SUPPLIERS:

Purchases from the Company’s two top suppliers, Platronics Seals and Stellar Industries, Inc., accounted for approximately 20% of total purchases of production materials for the quarter ended November 30, 2008.  For the quarter ended November 30, 2007, purchases from the Company’s two top suppliers, CPS Technologies, Inc. and Egide USA, Inc., accounted for approximately 18% of the Company's total purchases of production materials.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11.         CHANGE IN ACCOUNTING PRINCIPLE:

During the first quarter of this fiscal year the Company’s management decided to remove its investment in treasury bills from cash and cash equivalents and report it separately as “Investment in Treasury Bills”. Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value.  The Company has reclassified its February 29, 2008 balance sheet to reflect this change in accounting principle.  The reclassification is as follows:

Before change:

Cash and cash equivalents	$4,485,000

After change:

Cash	$75,000
Investment in treasury bills	4,410,000

As of November 30, 2008:

Cash	$68,000
Investment in treasury bills	5,012,000

Income from Treasury bill investments will include both accrued interest income and differences between accrued surrender value and market value.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trends and Uncertainties:

During the three months ended November 30, 2008 the Company’s book-to-bill ratio was approximately 1.43 as compared to approximately 1.40 for the three months ended November 30, 2007, reflecting a slight increase in the volume of orders booked.  The Company does not believe that the quarter-to-quarter change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders varies greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped.  However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement cost cutting or other downsizing measures to continue its business operations.

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

Finished goods:	All finished goods with firm orders for later delivery are valued (material and overhead) at the lower of cost or market. All finished goods with no orders are fully reserved.

Direct labor costs:
Direct labor costs are allocated to finished goods and work in process inventory based on engineering estimates of the amount of man hours required from the different direct labor departments to bring each device to its particular level of completion.

Results of Operations-Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007:

Net sales for the three months ended November 30, 2008 increased 3% to $2,104,000 as compared to $2,037,000 for the three months ended November 30, 2007.  This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended November 30, 2008 increased to $1,638,000 from $1,536,000 for the comparable period in 2007.  Expressed as a percentage of sales, cost of sales increased to 78% from 75% for the same period in 2007.  This change was due primarily to increases in materials, direct and indirect labor wages, and manufacturing overhead expenses.

Gross profit for the three months ended November 30, 2008 decreased to $466,000 from $501,000 for the three months ended November 30, 2007.  Accordingly, gross margins on the Company’s sales decreased to 22% for the three months ended November 30, 2008 in comparison to 25% for the three months ended November 30, 2007.  This change was due mainly to increases in materials, direct and indirect labor wages, and manufacturing overhead expenses as discussed above.

For the three months ended November 30, 2008, the Company shipped 56,580 units as compared to 266,527 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 14%, from $5,891,000 to $6,705,000, for the three months ended November 30, 2008, which was equal to the increase of 14% for the three months ended November 30, 2007.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 6% in the level of bookings during the quarter ended November 30, 2008 as compared to a 264% increase in bookings for the same period in 2007 principally as a result of a shift in defense spending priorities, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $357,000 for the three months ended November 30, 2008 from $225,000 for the comparable period in 2007.  During the three months ended November 30, 2008, selling, general, and administrative expenses as a percentage of net sales increased to 17% as compared with 11% for the three months ended November 30, 2007.  The percentage increase was due primarily to increases in sales wages and sales travel and to increases in general and administrative accrued wages.

Operating income for the three months ended November 30, 2008 decreased to $109,000 as compared to $276,000 for the three months ended November 30, 2007. This decrease is due mainly to increases in materials, direct and indirect labor wages, manufacturing overhead expenses, sales wages and sales travel, and to increases in general and administrative accrued wages as mentioned above.

The Company recorded net other income of $27,000 for the three months ended November 30, 2008 as compared to $39,000 for the three months ended November 30, 2007.  Included in net other income was interest income on investment in treasury bills net of changes in market value of $27,000 for the three months ended November 30, 2008 as compared to $39,000 for the three months ended November 30, 2007.  The decrease in interest income is due primarily to lower interest rates on treasury bills.

Net income for the three months ended November 30, 2008 decreased to $136,000 as compared to $315,000 for the same period in 2007.  This decrease is due primarily to increases in materials, direct and indirect labor wages, manufacturing overhead expenses, sales wages and sales travel, and to increases in general and administrative accrued wages as mentioned above.

Results of Operations-Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007:

Net sales for the nine months ended November 30, 2008 increased 13% to $6,344,000 as compared to $5,627,000 for the nine months ended November 30, 2007.  This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the nine months ended November 30, 2008 increased to $4,910,000 from $4,457,000 for the comparable period in 2007.  Expressed as a percentage of sales, cost of sales decreased to 77% from 79% for the same period in 2007.  The change was due primarily to decreases in direct and indirect labor wages and manufacturing overhead expenses offset by an increase in  materials.

Gross profit for the nine months ended November 30, 2008 increased to $1,434,000 from $1,170,000 for the nine months ended November 30, 2007. Accordingly, gross margins on the Company’s sales increased to approximately 23% for the nine months ended November 30, 2008 in comparison to approximately 21% for the nine months ended November 30, 2007.  This change was primarily due to an increase in sales and to decreases in direct and indirect labor wages and manufacturing overhead expenses offset by an increase in materials as discussed above.

For the nine months ended November 30, 2008, the Company shipped 244,689 units as compared to 671,663 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 15%, from $5,826,000 to $6,705,000 for the nine months ended November 30, 2008, as compared to an increase of approximately 50% for the nine months ended November 30, 2007.  Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease in the level of bookings of approximately 8% for the nine months ended November 30, 2008 as compared to an increase of 81% for the same period for the previous year principally as a result of a shift in defense spending priorities, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $874,000 for the nine months ended November 30, 2008 from $730,000 for the comparable period in 2007.  During the nine months ended November 30, 2008, selling, general, and administrative expenses as a percentage of net sales increased to 14% as compared to 13% for the nine months ended November 30, 2007.  The increase was due primarily to increases in sales wages and sales travel, and to increases in general and administrative accrued wages.

Operating income for the nine months ended November 30, 2008 increased to $560,000 from $440,000 for the nine months ended November 30, 2007. This increase is due mainly to an increase in sales, and a decrease in cost of sales percentage.

The Company recorded net other income of $62,000 for the nine months ended November 30, 2008 as compared to net other income of $130,000 for the nine months ended November 30, 2007.  Included in net other income was interest income of $62,000 for the nine months ended November 30, 2008 as compared to $129,000 for the nine months ended November 30, 2007.  The decrease in interest income is due primarily to lower interest rates on treasury bills.

Net income for the nine months ended November 30, 2008 increased to $622,000 from $570,000 for the same period in 2007.  This increase was due primarily to a higher sales volume and lower cost of sales percentage as discussed above.

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

The Company is required to make quarterly payments to holders of unsecured claims until they receive 35 percent (35%) of their pre-petition claims.  However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled.  The unsecured creditors do not object to the reduced level of quarterly payments. As of November 30, 2008, the Company has paid approximately $755,000 to its unsecured creditors.  The Company’s remaining obligation is approximately $1,093,000 to holders of allowed unsecured claims to be paid in quarterly installments.

The Company reported net income of $622,000 and operating income of $560,000 for the nine months ended November 30, 2008.

At November 30, 2008, February 29, 2008 and November 30, 2007, the Company had cash of approximately $68,000, $75,000 and $112,000, respectively.  Decreases in accounts receivable and inventories contributed $473,000 to the last nine months’ cash flow generated by ongoing operations.

At November 30, 2008, February 29, 2008 and November 30, 2007, the Company had investments in treasury bills with a market value of approximately $5,012,000, $4,410,000 and $4,278,000, respectively.

At November 30, 2008, the Company had working capital of $6,615,000 as compared with a working capital at November 30, 2007 of $5,787,000.  At February 29, 2008, the Company had a working capital of $6,016,000.  The $599,000 increase for the nine months ended November 30, 2008 was due mainly to a $602,000 increase in investment in treasury bills.

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

•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM4.	CONTROLS AND PROCEDURES

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

PART II– OTHER INFORMATION

ITEM6.	EXHIBITS:

Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: January 7, 2009
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