Form 10-K
period 2009-02-28
SOLITRON DEVICES INC
filed 2009-05-22
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009
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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one) :

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 29, 2008 was $6,066,148 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 15, 2009 was 2,263,775.

Table of Contents

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

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 2009 and for the fiscal year ended February 29, 2008 and (ii) contributions to the Company's total order backlog at February 28, 2009 and February 29, 2008.

	% of Total Sales	% of Total Sales	% Backlog	% Backlog
	for Fiscal Year Ended	for Fiscal Year Ended	at	at
	February	February	February	February
Product	28, 2009	29, 2008	28, 2009	29, 2008

Power Transistors	14%	15%	7%	12%
Hybrids	59%	58%	58%	64%
Field Effect Transistors	8%	11%	12%	10%
Power MOSFETS	19%	16%	23%	14%
	100%	100%	100%	100%

The Company’s backlog at February 28, 2009 and revenue for the year ended February 28, 2009 reflect demand for the Company’s products at such date and for such period.  For more information, see “Backlog” below.  The variation in the proportionate share of each product line for each period reflects changes emanating from: demand, Congressional appropriations process and timing associated with awards of defense contracts, and shifts in technology and consolidation of defense prime contractors.

The Company’s semiconductor products can be classified as active electronic components.  Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current.  The Company’s active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete.  Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit.  In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip.  A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated.  Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products.  The latter are designed and manufactured to meet a customer’s particular requirements.  For the fiscal year ended February 28, 2009 approximately 90% of the Company’s sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military.  The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, and spacecraft.  The Company’s products have been used on the space shuttle and on spacecraft sent to the moon, to Jupiter (on Galileo) and, most recently, to Mars (on Global Surveyor and Mars Sojourner).  Approximately 90% of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 10% of sales are for non-military, scientific and industrial applications.

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

The Company has been certified and qualified since 1968 under MIL-PRF-19500 (and its predecessor) standards promulgated by the Defense Supply Center Columbus (“DSCC”).  These standards specify the uniformity and quality of bipolar transistors and diodes purchased for United States military programs.  The purpose of the program is to standardize the documentation and testing for bipolar semiconductors for use in United States military and aerospace applications.  Attainment of certification and/or qualification to MIL-PRF-19500 requirements is important since it is a prerequisite for a manufacturer to be selected to supply bipolar semiconductors for defense-related purposes.  MIL-PRF-19500 establishes specific criteria for manufacturing construction techniques and materials used for bipolar semiconductors and assures that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products.  This program requires a manufacturer to demonstrate its products’ performance capabilities.  A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC.  A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. The Company expects that its continued maintenance of MIL-PRF-19500 qualification will continue to improve its business posture by increasing product marketability. The Company is currently expanding its Transistor product offering.

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

Field Effect Transistors:

Field effect transistors are surface-controlled devices where conduction of electrical current is controlled by the electrical potential applied to a capacitively coupled control element.  The Company manufactures about 30 different types of junction and MOS field effect transistor chips.  They are used to produce over 350 different field effect transistor types.  Most of the Company’s field effect transistors conform to standard Joint Electronic Device Engineering Council designated transistors, commonly referred to as standard 2N number types.  The Company is currently expanding its Field Effect Transistor product offering.  The Company manufactures both standard and custom field effect transistors.

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

ISO 9001:2000

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification.  The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization.   During an August 2004 surveillance audit, the Company was subsequently qualified as meeting the new ISO 9001:2000 standard.   During the fiscal year ended February 28, 2008, the Company underwent an additional surveillance audit that resulted in recertification.

MARKETING AND CUSTOMERS

The Company’s products are sold throughout the United States and abroad primarily directly and through a network of manufacturers’ representatives and distributors.  The Company is represented (i) in the United States by two representative organizations that operate out of 2 different locations with 7 salespeople and 2 stocking distributor organizations that operate out of 12 locations and a third stocking distributor that operates out of 350 sales offices worldwide employing 2,700 people and (ii) in the international market by a representative organization in Israel with one salesperson.  The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 28, 2009, the Company sold products to approximately 120 customers. Of these 120 customers, 52 had not purchased products from the Company during the previous fiscal year.   During the fiscal year ended February 28, 2009, Raytheon Company accounted for approximately 35% of total sales, as compared to the 34% it accounted for during the fiscal year ended February 29, 2008. During the fiscal year ended February 28, 2009, sales to BAE Systems Australia accounted for approximately 11% of total sales, as compared to the 8% it accounted for during the fiscal year ended February 29, 2008. Other than Raytheon Company and BAE Systems Australia, the Company had no customers that accounted for more than 10% of net sales during the last fiscal year. Fifteen of the Company’s customers accounted for approximately 88% of the Company’s sales during the fiscal year ended February 28, 2009.  It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period.  As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales.  The Company expects customer concentration to continue.  The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business, financial condition and results of operations of the Company.

During the fiscal year ended February 28, 2009 and since that date, a substantial portion of the Company’s products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States Government.  Accordingly, the Company’s sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities.  As a result of recent Congressional appropriations and a decrease in military spending on programs that the Company participates in, the Company had a 2% decrease in net bookings during the fiscal year ended February 28, 2009 as compared to the previous year.   All of the Company’s contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 14% of the Company’s net sales for the fiscal year ended February 28, 2009 as compared to 12% for the year ended February 29, 2008.  All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, more than 96% of which are scheduled for delivery within 12 months, was approximately  $6,304,000 at February 28, 2009, as compared to $5,826,000 as of February 29, 2008. The entire backlog consisted of orders for electronic components.  The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2010.  In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bookings and Backlog.”

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process.  The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities.  For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company’s backlog as of any particular date may not be indicative of actual sales for any succeeding period.  See “Management’s Discussions and Analysis of Financial Conditions – Result of Operations” for a discussion of the decrease in bookings for the year ended February 28, 2009 as compared to the previous year.

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

To increase liquidity, the Company plans to (a) continue improving operating efficiencies, (b) further reduce overhead expenses, (c) develop alternative lower cost packaging technologies and lower cost packaging supplies, and (d) develop products utilizing its current manufacturing technologies geared toward market segments it is currently unable to serve.

The Company also plans to continue its efforts in selling commercial semiconductors and power modules and to develop appropriate strategic alliance arrangements.  If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods and invest in capital  (automatic assembly and test) equipment.  The source of capital funding will be defined and disclosed subsequent to such strategic partnership being formed. Such financing could come from equipment leasing, among other financing alternatives.

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

The Company has numerous competitors across all of its product lines.   The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company’s products.  A few such major competitors (e.g., IXYS Corporation, Motorola Inc. (now On Semiconductors), Intersil Corporation, Fairchild Semiconductor, among others) have elected to withdraw from the military market altogether. However, there is no assurance that the Company’s business will increase as a result of such withdrawals.  Other competitors in the military market include International Rectifier (the Omnirel Division), Microsemi Corporation (the NES and APT Divisions), M.S. Kennedy Corporation (a wholly owned subsidiary of Anaren, Inc.), Natel Engineering Company and Sensitron Semiconductor.  The Company competes principally on the basis of product quality, turn-around time, customer service and price.  The Company believes that competition for sales of products that will ultimately be sold to the United States government has intensified and will continue to intensify as United States defense spending on high reliability components continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase COTS standard products in lieu of products made in accordance with more stringent military specifications.

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

EMPLOYEES

At February 28, 2009, the Company had 81 employees (as compared to 83 at February 29, 2008), 54 of whom were engaged in production activities, 3 in sales and marketing, 6 in executive and administrative capacities and 18 in technical and support activities. Of the 81 employees, 77 were full time employees and 4 were part time employees.

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

EFFECT OF GOVERNMENT REGULATION

The Company received DSCC approval to supply its products in accordance with MIL-PRF-19500 and Class H of MIL-PRF-38534.  These qualifications are required to supply to the U.S. Government or its prime contractors.  The Company expects that its continued maintenance of these qualifications will continue to improve its business posture by increasing product marketability.

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

ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, fiscal year 2008, and the current fiscal year.  In February 2009, the Company paid $10,000 to USEPA for fiscal year 2009 based on preliminary net income projections and has accrued an additional $15,000 current liability for fiscal year 2009.  The final amount will be paid to USEPA in June 2009. This amount is carried as an environmental expense. The Company has accrued $40,000 for its remaining minimum obligations under the Settlement Agreement.

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they received 35% of their claims.  However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled (for more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000.  On February 28, 2009, the remaining balance of these claims was approximately $1,086,000.

Beginning on the date the Company’s net after tax income exceeds $500,000, the Company is obligated to pay (on an annual basis) each of the holders of unsecured claims (pro rata) and Vector Trading and Holding Corporation  (“Vector”), a successor to certain assets and liabilities of the Company, and Vector’s participants and successors, 5% of its net after tax income in excess of $500,000 until the tenth anniversary of the Effective Date, up to a maximum aggregate of $1,500,000 to the holders of unsecured claims (pro rata) and up to a maximum aggregate of  $1,500,000 to Vector participants and their successors (the “Profit Participation”).   As the Company earned $637,000 in the fiscal year ended February 28, 2001, net after the accrual of $15,000 for the Profit Participation, it distributed, during the fiscal year ended February 28, 2002, approximately $7,500 to its unsecured creditors and approximately $7,500 to Vector and its successors in interest as contemplated by the Plan. As net income for the fiscal years ended February 28, 2003, 2004 and 2005 did not exceed $500,000, there were no distributions related to those fiscal years.  As of August 2005, this obligation for profit participation had expired.

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

A large portion of the Company’s sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities.  Any such changes could result in a change in demand for the Company’s products, which could have a material effect on the Company’s business, prospects, financial condition and results of operations.

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

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, are subject to regulations related to their use, storage, discharge and disposal.  No assurance can be made that the risk of accidental release of such materials can be completely eliminated.  In the event of a violation of environmental laws, we could be held liable for damages and the cost of remediation and, along with the rest of the semiconductor industry, we are subject to variable interpretations and governmental priorities concerning environmental laws and regulations.  Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that we will not be required to incur costs to comply with, or that our operations, business or financial condition will not be materially affected by, current or future environmental laws or regulations.  See “Business – Environmental Liabilities.”

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

The semiconductor industry is highly cyclical.  Semiconductor industry-wide sales declined significantly in 2001, 2002 2004, 2008, and the beginning of 2009.  Our markets may experience other, possibly more severe and prolonged, downturns in the future.  We may also experience significant changes in our operating profit margins as a result of variations in sales, changes in product mix, price competition for orders and costs associated with the introduction of new products.

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

During fiscal years 2008 and 2009, we continued certain cost-cutting measures originally started several years ago, and we have a plan to implement further cost-saving measures if necessary.  The impact of these cost-reduction efforts on our profitability may be influenced by:

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

During the fiscal year ended February 28, 2009, fifteen customers accounted for approximately 88% of our revenues.  The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business.   Furthermore, due to industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate.  We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of February 28, 2009, we had no known material current, pending, or threatened litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 1995, the Company’s Common Stock has been traded on the Over The Counter Bulletin Board (“OTCBB”).  The Company’s Common Stock was traded on the New York Stock Exchange until October 13, 1993, at which time it began trading on the NASDAQ Small Cap Market where it was traded until March 1995.

The following table sets forth for the periods indicated, high and low bid information of the Common Stock as reported by the OTCBB.  The prices set forth below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	FISCAL YEAR ENDED		FISCAL YEAR ENDED
	FEBRUARY 28, 2009		FEBRUARY 29, 2008

	HIGH	LOW	HIGH	LOW

First Quarter	$3.30	$1.50	$1.98	$1.55
Second Quarter	$3.48	$2.28	$2.11	$1.58
Third Quarter	$2.98	$2.10	$2.49	$2.00
Fourth Quarter	$2.60	$1.65	$2.95	$2.37

As of May 15, 2009, there were approximately 1,738 holders of record of the Company’s Common Stock.  On May 12, 2009, the last sale price of the Common Stock as reported on the OTCBB was $2.00 per share.

Certificates representing 44,930 “old shares” of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 28, 2009.  Subsequent to such stock split, these certificates now represent 4,393 shares of Common Stock, which are included in the 2,263,775 shares outstanding as of February 28, 2009 indicated in the beginning of this filing.  These “old shares” have been included in the number of shares outstanding as set forth in the Company’s filings with the commission since the date of such stock split through its Annual Report on Form 10-K for the period ended February 28, 2009.

The Company has 173,287 shares of treasury stock in certificate form in its possession.  These shares of treasury stock are not included in the number of shares issued and outstanding for the fiscal years ended February 28, 2009 and February 29, 2008.

The Company has not paid any dividends since emerging from bankruptcy and the Company does not contemplate declaring dividends in the foreseeable future.  Pursuant to the Company’s ability to pay its settlement proposal with USEPA, the Company agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities is agreed upon and paid in full.

During the fiscal year ended February 28, 2009, the Company did not issue any shares of its Common Stock to employees.

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(Dollars in Thousands)
	Year Ended February 28/29,
	2009	2008

Net Sales	$8,459	$7,792
Cost of sales	6,338	5,893
Gross profit	2,121	1,899
Selling, general and administrative expenses	1,191	1,149
Operating income	930	750
Interest income	64	162
Environmental Expenses/Other, net	(3)	16
Income tax expense	22	3
Net income	$969	$925

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 28, 2009, the Company’s book-to-bill ratio was approximately 1.06 as compared to approximately 1.17 for the fiscal year ended February 29, 2008 reflecting a decrease in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

SIGNIFICANT ACCOUNTING PRINCIPLES:

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market accounts.

Treasury Bills
During the first quarter of fiscal year 2008, the Company’s management decided to reclassify its investment in treasury bills from cash and cash equivalents and report it separately as “Investment in Treasury Bills”. Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value.  The corresponding amount of cash and cash equivalents shown on the prior period balance sheet and statement of cash flows has been reclassified to reflect this change in accounting principle (see footnote 1).

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

RESULTS OF OPERATIONS

2009 vs. 2008
Net sales for the fiscal year ended February 28, 2009 increased by approximately 9% to $8,459,000 versus $7,792,000 during the fiscal year ended February 29, 2008, as a result of an increase in the demand for the Company’s products due to changes in defense spending on military programs the Company supports, as well as increased delivery requirements by its customers.

Bookings were greater than sales by approximately 6%; thus, the backlog increased from $5,826,000 as of February 29, 2008 to $6,304,000 as of February 28, 2009.   The Company has experienced a decrease in the level of bookings of approximately 2% for the year ended February 28, 2009 as compared to the previous year primarily due to changes in military spending on programs the Company supports.

During the year ended February 28, 2009, the Company shipped 294,919 units as compared with 790,386 units shipped during the year ended February 29, 2008.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of sales for the fiscal year ended February 28, 2009 increased to $6,338,000 from $5,893,000 for the fiscal year ended February 29, 2008.   Expressed as a percentage of sales, cost of sales decreased from approximately 76% for the fiscal year ended February 29, 2008 to approximately 75% for the fiscal year ended February 28, 2009.  This decrease as a percentage of sales was principally as a result of lower indirect labor and manufacturing overhead costs.

During the year ended February 28, 2009, the Company’s gross profit was $2,121,000 (25% margin) as compared to $1,899,000 (24% margin) for the year ended February 29, 2008.  The gross profit increase was due principally to lower indirect labor and manufacturing overhead costs.

During the year ended February 28, 2009, selling, general and administrative based expenses, as a percentage of sales, were approximately 14% as compared with 15% for the year ended February 29, 2008.  Selling, general and administrative expenses increased approximately 4% to $1,191,000 for the fiscal year ended February 28, 2009 from $1,149,000 for the fiscal year ended February 29, 2008.  This increase is primarily the result of an increase in sales wages and sales travel.

Operating income for the fiscal year ended February 28, 2009 was $930,000 as compared to an operating income of $750,000 for the fiscal year ended February 29, 2008.  This increase was primarily attributable to higher sales.

Interest income for the fiscal year ended February 28, 2009 decreased to $64,000 from $162,000 during the fiscal year ended February 29, 2008.  This decrease was attributable to lower interest rates earned on cash and cash equivalents.

Accrued environmental expenses for the fiscal year ended February 28, 2009 increased to $15,000 from $0 for the fiscal year ended February 29, 2008.  This increase was due to a greater amount due to USEPA under the Company’s Ability to Pay Multi-Site Settlement Agreement with USEPA dated February 4, 2006 as described earlier under “Business – Environmental Liabilities”.

Net income for the fiscal year ended February 28, 2009 was $969,000 as compared to net income of $925,000 for the fiscal year ended February 29, 2008.  This increase is attributable an increase in sales and  to decreases in indirect labor and manufacturing overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  However, due to the level of current backlog and level of new order intake, the Company might operate at a loss during part of the next fiscal year.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $200,000 for the next fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a steady level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of   profit levels and continued price pressures due to intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months.  However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry), the Company might operate at a loss during part of the next fiscal year.  Thus, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company may not generate sufficient cash to satisfy its operating needs and its obligations  to pre-bankruptcy creditors in  accordance  with  the Plan. Thus, the Company is in continuous negotiations with  all claim holders to reschedule these payments.  In the event the Company is unable to restructure its obligations to pre-bankruptcy creditors or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations.  Over the long-term, the Company believes that if the volume and prices of product sales remain as presently anticipated, the Company will generate sufficient cash from operations to sustain operations and pay pre-bankruptcy creditor obligations at  the current reduced level  of payments.  In  the event that bookings in  the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

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

At February 28, 2009 and February 29, 2008 respectively, the Company had cash and cash equivalents of  $440,000 and $75,000.  The cash increase was primarily due to positive net cash flow from operations.

At February 28, 2009, the Company had working capital of $6,972,000 as compared with a working capital at February 29, 2008 of  $6,016,000.  The increase was due to an increase in cash and equivalents.

See “Environmental Liabilities”, “Bankruptcy Proceedings” and “Properties” in Part I, Items 1 and 2, for more information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2009, the Company’s net bookings were $8,932,000 in new orders as compared with $9,135,000 for the year ended February 29, 2008, reflecting a decrease of approximately 2%. The Company’s backlog increased to $6,304,000 at February 28, 2009 as compared with $5,826,000 as of February 29, 2008, reflecting an 8% increase.  In the event that bookings in the long-term decline significantly below the level experienced in the period ended February 28, 2009, the Company may be required to implement additional cost-cutting and other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects and current productivity.

See Part I, Item 1, “Business – Marketing and Customers”.

FUTURE PLANS

The Company plans to obtain quality certification in accordance with quality level AS9100 which will allow the Company to increase its sales of space-level products to customers requiring such quality certification.

To increase liquidity, the Company plans to (a) continue improving operating efficiencies, (b) further reduce overhead expenses, (c) develop alternative lower cost packaging technologies and lower cost packaging supplies, and (d) develop products utilizing its current manufacturing technologies geared toward market segments it is currently unable to serve.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Page
Management’s Report on Internal Control Over Financial
Reporting	24

Report of Independent Registered Public Accounting Firm	25

Report of Independent Registered Public Accounting Firm	26

Balance Sheets as of February 28, 2009 and February
29, 2008	27

Statements of Income
for the years ended February 28, 2009 and February 29, 2008	28

Statements of Stockholders’ Equity
for the years ended February 28, 2009 and February 29, 2008	29

Statements of Cash Flows for the years
ended February 28, 2009 and February 29, 2008	30

Notes to Financial Statements	31-43

Management’s Report on Internal Control over Financial Reporting

Management of Solitron Devices, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2009 as required by the Securities Exchange Act of 1934 Rule 13a-15(c).  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2009.

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

May 22, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheet of SOLITRON DEVICES, INC. as of February 28, 2009 and the related statements of income, changes in stockholders’ equity, and cash flows for the year ended February 28, 2009. Solitron Devices, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 28, 2009, and the results of its operations and its cash flows for the year ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

Friedman, Cohen, Taubman & Company LLC
Plantation, Florida
May 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheet of SOLITRON DEVICES, INC. as of February 29, 2008 and the related statements of income, stockholders’ equity and cash flows for the year ended February 29, 2008. Solitron Devices, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 29, 2008 and the results of its operations and its cash flows for the year ended February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

DeLeon & Company, P.A.
Pembroke Pines, Florida
May 23, 2008

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	2009	2008
	(in thousands, except for share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$440	$75
Treasury bills	5,113	4,410
Accounts receivable, less allowance for doubtful accounts of $7	871	1,026
Inventories, net	2,569	2,985
Prepaid expenses and other current assets	139	104
TOTAL CURRENT ASSETS	9,132	8,600

PROPERTY, PLANT AND EQUIPMENT, net	581	562

OTHER ASSETS	52	245
TOTAL ASSETS	$9,765	$9,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-Post-petition	$443	$529
Accounts payable-Pre-petition, current portion	1,086	1,114
Customer deposits	61	387
Accrued expenses and other current liabilities	570	554
TOTAL CURRENT LIABILITIES	2,160	2,584

LONG-TERM LIABILITIES, net of current portion	158	345
TOTAL LIABILITIES	2,318	2,929

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,263,775 shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained Earnings	4,691	3,722
TOTAL STOCKHOLDERS' EQUITY	7,447	6,478
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$9,765	$9,407

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF INCOME
YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	2009	2008
	(in thousands, except for share and per share amounts)

Net sales	$8,459	$7,792
Cost of sales	6,338	5,893
Gross profit	2,121	1,899
Selling, general and administrative expenses	1,191	1,149
Operating income	930	750
Other income (expenses):
Environmental expenses	(15)	-
Interest income	64	162
Other, net	12	16
Income before income taxes	$991	$928
Provision for income taxes	22	3
Net Income	$969	$925

Income per share from continuing operations-Basic	$0.41	$0.33
Income per share from continuing operations-Diluted	$0.38	$0.31

Net Income per share-Basic	$0.43	$0.41
Net Income per share-Diluted	$0.39	$0.38

Weighted Average shares outstanding-Basic	2,263,253	2,263,043
Weighted Average shares outstanding-Diluted	2,454,155	2,451,928

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	Common Stock		Additional
	Number of		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
		(in thousands, except for number of shares)

Balance, February 28, 2007	2,263,048	23	2,733	2,797	5,553

Fractional shares paid Cash-in-Lieu	(11)

Net Income	-	-	-	925	925

Balance, February 29, 2008	2,263,037	23	2,733	3,722	6,478

Fractional shares certificated	738

Net Income	-	-	-	969	969

Balance, February 28, 2009	2,263,775	$23	$2,733	$4,691	$7,447

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	2009	2008
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$969	$925
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	202	179
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	155	(384)
Inventories	416	(303)
Prepaid expenses and other current assets	(35)	24
Other assets	193	(192)
Increase (decrease) in:
Accounts payable-post-petition	(86)	289
Accounts payable-pre-petition	(28)	(28)
Customer deposit	(326)	387
Accrued expenses and Other liabilities	16	124
Other long-term liabilities	(187)	177
Total adjustments	320	273
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,289	1,198

CASH FLOWS FROM INVESTING ACTIVITIES;
Investment in treasury bills	(703)	(1,034)
Purchases of property, plant and equipment	(221)	(252)
NET CASH (USED IN) INVESTING ACTIVITIES	(924)	(1,286)

CASH FLOWS FROM FINANCING ACTIVITIES;
Proceeds from conversion of stock options	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	365	(88)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	75	163

CASH AND CASH EQUIVALENTS AT END OF YEAR	$440	$75

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

Change of Entity
During the fiscal year ended February 28, 2008 the Company dissolved its subsidiaries, all of which were inactive, by board resolution and the Company dropped the titles  “Consolidated” and  “And Subsidiaries” from its financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market accounts.

Investment in Treasury Bills
During the first quarter of fiscal year 2008, the Company’s management decided to reclassify its investment in treasury bills from cash and cash equivalents and report it separately as “Investment in Treasury Bills”. Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value.  The corresponding amount of cash and cash equivalents shown on the prior period balance sheet and statement of cash flows has been reclassified to reflect this change in accounting principle.

Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts has been established.  The allowance amount was $7,000 as of February 28, 2009 and February 29, 2008.

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

  SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

In November 2004, the Financial Accounting Standards Board issued Financial Accounting Standards No. 151 (“SFAS 151“) “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This statement became effective for fiscal years beginning after June 15, 2005. ARB No. 43, Chapter 4 required that under some circumstances items such as idle facility expense, excessive spoilage, double freight, and handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. The Company adopted SFAS 151 on March 1, 2006.  The adoption of SFAS 151 does not have a material effect on the Company.

Property, Plant and Equipment
Property, plant, and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places its cash with high credit quality institutions.  At times such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.  As of February 28, 2009, $190,000 of the Company’s cash reserves were subject to this risk.  With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

Revenue Recognition
We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. This pronouncement requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met The criteria are usually met at the time of product shipment. Shipping terms are generally FCA (Free Carrier) shipping point.

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

Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”.  This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has prepared its annual and interim financial statements for the fiscal years ended February 28, 2009 and February 29, 2008 in accordance with SFAS No. 148.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

During the fiscal years ended February 28, 2009 and February 29, 2008, the Company did not issue any stock-based compensation to its employees.

Financial Statement  Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and the differences could be material.  Such estimates include depreciable life, valuation allowance, and allowance for inventory obsolescence.

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

(a)           Pursuant to the Plan of Reorganization, the Company was required to make quarterly payments to holders of unsecured claims until they receive 35% of their pre-petition claims over a period of ten years beginning in approximately May 1995.  However, due to negotiations between the parties, the unsecured creditors agreed to a reduced payment schedule and the Company agreed to make payments until its obligations are fulfilled.  At February 28, 2009, the Company is currently scheduled to pay approximately $1,086,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000.  As of February 28, 2009, the amount due to holders of allowed unsecured claims is accrued as a current pre-petition liability.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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

(c)           Under the Plan, the Company is required to remediate its former non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida.  The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties.   The Riviera Beach Property was sold on October 12, 1999 by the Company.  Under the terms of the sale, USEPA received the net proceeds of $419,000.  USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs.  The Port Salerno (formerly occupied by Solitron Microwave) property was sold on March 17, 2003.  Under the terms of the sale, USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds).  Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions.  In connection with facilitating the remediation of the property, the Company will  also, to the extent the proceeds from the sale or lease of  these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995:  (i) year 1 - $5,000 per month;  (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed.  The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month.  As of February 28, 2009, the Company has deposited $90,000 into the escrow accounts.  As of February 28, 2009, approximately $58,000 remains in the Port Salerno escrow account.

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

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS
3. Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Fiscal Year Ended
	February 28/29,
	2009	2008
Weighted average common shares outstanding	2,263,253	2,263,043
Dilutive effect of employee stock options	190,902	188,885
Weighted average common shares outstanding, assuming dilution	2,454,155	2,451,928

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For fiscal years 2009 and 2008, 13,800 of the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.  These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

4. Inventories

As of February 28, 2009, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,462,000	$(319,000)	$1,143,000
Work-In-Process	1,963,000	(614,000)	1,349,000
Finished Goods	509,000	(432,000)	77,000
Totals	$3,934,000	$(1,365,000)	$2,569,000

5. Property, Plant and Equipment

As of February 28, 2009, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Leasehold Improvements	$197,000	4-11 years
Machinery and Equipment	1,983,000	5 years
	2,180,000
Less Accumulated Depreciation And Amortization	1,599,000
	$581,000

Depreciation and amortization expense was $202,000 and $179,000 for 2009 and 2008 respectively, and is included in Cost of Sales in the accompanying Statements of Income.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

6. Accrued Expenses

As of February 28, 2009 accrued expenses and other current liabilities consist of the following:

Payroll and related employee benefits	$522,000
Income taxes	16,000
Property taxes	7,000
Environmental liabilities	15,000
Other liabilities	10,000
$570,000

7. Long-Term Liabilities

As of February 28, 2009, long-term liabilities consist of the following items:

Environmental liability	$158,000

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

Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

Fiscal Year Ending February 28/29	Amount
2010	$27,000
2011	27,000
2012	27,000
2013	27,000
2014	27,000
Thereafter	23,000
Total	$158,000

Imputed interest expense for fiscal years ended February 28, 2009 and February 29, 2008 amounted to $0 relating to accounts payable - pre-petition.   Such pre-petition payables were scheduled to be paid by May 2005 at the end of ten years based on the payment schedules set by the court and carried imputed interest to that date.  The Company was not able to meet the payment plan and agreed to a lower amount after negotiating with the creditor  committees.  As a result of such agreement, the amounts due to pre-petition creditors has been classified as a current liability and no further imputed interest has been calculated.

8.  Income Taxes

At February 28, 2009, the Company has net operating loss carryforwards of approximately $8,680,000 that expire through 2022.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Total net deferred taxes are comprised of the following at February 28, 2009:

Deferred tax assets:
Loss carryforwards	$3,266,000
Allowance for doubtful accounts	2,900
Inventory allowance	3,544,400
Depreciation	80,000
Section 263A capitalized costs	342,000
Total deferred tax assets	7,236,000
Valuation allowance	(7,236,000)

Total net deferred taxes	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the year ending February 28, 2009.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 28, 2009 is as follows:

U.S. federal statutory rate	34.0%
Change in valuation allowance	(34.0)
Alternative Minimum Taxes	0.3
Effective income tax rate	0.3%

9. Stock Options

The Company’s 2000 Stock Option Plan provides that stock options are valid for ten years and vest twelve months after the award date unless otherwise stated in the option awards.

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

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

On May 17, 2004 the Board of Directors awarded the Company’s President options totaling 175,636 shares, which are fully vested.  The exercise price of these options was fixed at $1.05 per share (the closing price on the OTCBB at the time of the grant).

In December 2000 a grant equal to 10% of the outstanding shares (245,624) was made to the Company’s President at the exercisable price of $0.40 per share (the closing stock price on the date of the grant). Fifty percent  (50%) of the total number of shares is immediately exercisable and the other 50% vests in five equal installments over the following five years.  All of these options are now fully vested.

The Company’s 2007 Stock Incentive Plan allows the Company to grant common stock, options, restricted stock, and stock appreciation rights to eligible individuals.  As of February 28, 2009, the Company had not granted any awards under the 2007 Stock Incentive Plan.

Below is a summary of the Company’s Stock Option Activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, February 28, 2007	467,660	$0.771
Expired or Cancelled	(600)	$3.950

Balance, February 29, 2008	467,060	$0.767	6.5	880,000

Balance, February 28, 2009	467,060	$0.767	5.5	412,000

 No options were granted or exercised in the years ended February 28, 2009 and February 29, 2008.

All of the Company’s outstanding options were vested as of February 28, 2009.  No shares vested during the years ended February 28, 2009 and February 29, 2008.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2009:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number of Outstanding Options	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.400	$0.400	254,624	2 years	$0.400	254,624	$0.400
$1.050	$1.050	176,636	6 years	$1.050	176,636	$1.050
$0.750	$0.750	22,000	7 years	$0.750	22,000	$0.750
$3.950	$3.950	13,800	7 years	$3.950	13,800	$3.950
		467,060		$0.767	467,060	$0.767

All options with a remaining contractual life outstanding are fully vested.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

10.  Employee Benefit Plans

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service.  Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation.  In addition, the Company may make additional contributions at its discretion.  The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2009 and February 29, 2008.

11. Export Sales and Major Customers

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2009 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$76,000	$914,000	$42,000	$0	$1,032,000
Canada and Latin America	26,000	0	10,000	22,000	58,000
Far East and Middle East	20,000	0	3,000	66,000	89,000
United States	1,039,000	4,094,000	618,000	1,529,000	7,280,000
Totals	$1,161,000	$5,008,000	$673,000	$1,617,000	$8,459,000

Revenues from domestic and export sales to unaffiliated customers for the year ended February 29, 2008 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$16,000	$584,000	$96,000	$10,000	$706,000
Canada and Latin America	40,000	0	0	32,000	72,000
Far East and Middle East	81,000	0	2,000	71,000	154,000
United States	1,032,000	3,935,000	759,000	1,134,000	6,860,000
Totals	$1,169,000	$4,519,000	$857,000	$1,247,000	$7,792,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers accounted for 46% of net sales for the year ended February 28, 2009 as compared with 42% of the Company's net sales for the year ended February 29, 2008.  Sales to Raytheon Company accounted for approximately 35% of net sales for the year ended February 28, 2009 and 34% for the year ended February 29, 2008.  Sales to BAE Systems Australia accounted for approximately 11% of net sales for the year ended February 28, 2009 and 8% for the year ended February 29, 2008.

12. Major Suppliers

For the year ended February 28, 2009, purchases from the Company’s two top suppliers, Platronics Seals and Egide USA Inc., accounted for 19% of the Company's total purchases of production materials. For the year ended February 29, 2008, purchases from the Company’s two top suppliers, CPS Technologies Corporation and Egide USA Inc., accounted for 18% of total purchases of production materials.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

13. Commitments and Contingencies

Employment Agreement

In December 2000, the Company entered into a five-year employment agreement with its President.  This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula.  The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of the Company’s pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000).  For purposes of the agreement, “pre –tax income” shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to employees.  The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year.  The President of the Company voluntarily took a 30% reduction in compensation at the time that salary reductions, ranging from 6% to 12%, went into effect for all of the employees of the Company during fiscal year 2002.  As of June 2, 2003, 66% of the reduction in salary was restored.  As of January 1, 2004, the President’s salary was restored to 94% of the contracted value.  As of January 30, 2005, the President’s salary was restored to 100% of the contracted value. This level remains in effect at February 28, 2009.

The Company accrued $130,883 as a bonus to Mr. Saraf for the fiscal year ended February 28, 2009.  The Compensation Committee will meet on May 18, 2009 to approve the bonus to be paid during June 2009.

The Company accrued $121,430 as a bonus to Mr. Saraf for the fiscal year ended February 29, 2008.  The Compensation Committee met and approved the bonus paid June 2008.

The President’s employment agreement stipulates, in Article 2.2, “Option to Extend”, that the contract is automatically extended for one year periods unless a notice is given by either party one year prior to the yearly anniversary.

Upon execution of the agreement, the President received a grant of options to purchase ten percent (10%) of the outstanding shares of the Company’s common stock, par value $.01 calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the Company’s common stock on the OTCBB on the date of the grant ($0.40).  Fifty percent (50%) of the Initial Stock Options granted were vested immediately upon grant.  The remaining fifty percent (50%) of the Initial Stock Options vested in equal amounts on each of the first five anniversaries of the date of grant.  These options were fully vested during the year ended February 28, 2006.

These stock options were in addition to, and not in lieu of or in substitution for, the stock options (the “1992 Stock Options”) granted to the President pursuant to the Incentive Stock Option Plan Agreement dated October 20, 1992 under Solitron Devices, Inc. 1987 Stock Option Plan between the Company and the President.

Environmental Compliance:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006,  fiscal year 2008, and the current fiscal year.  .  In February 2009 the Company paid $10,000 to USEPA for fiscal year 2009 based on preliminary net income projections and has accrued an additional $15,000 current liability for fiscal year 2009.  The final amount will be paid to USEPA June 2009. This amount is carried as an environmental expense. The Company has accrued  $40,000 for its remaining minimum obligations under the Settlement Agreement which is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheets at February 28, 2009.

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

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Operating Leases

In 2001, the Company entered into a lease agreement for its production facility.  The lease has a 10-year term, which expires in the year 2011 and has no option to renew under current terms.  The lease is subject to escalations based on operating expenses.  Future minimum lease payments for all non-cancelable operating leases are as follows:

Fiscal Year Ending February 28/29	Amount
2010	466,000
2011	481,000
Thereafter	411,000
Total	$1,358,000

Total rent expense was $443,000 for the year ended February 28, 2009 as compared with $455,000 for the year ended February 29, 2008.

14. Other Income

During the fiscal year ended February 28, 2009, the Company recognized approximately $12,000 of other income attributable to receivables adjustments.  During the fiscal year ended February 29, 2008, the Company recognized approximately $16,000 of other income attributable to receivables adjustments.

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

			Year
			First	Term As
			Became	Director
Name	Age	Position with Solitron	Director	Expires(1)

Shevach Saraf	66	Chairman of the Board,	1992	Expired
		Chief Executive Officer,
		President, Chief Financial Officer
		and Treasurer

Dr. Jacob A. Davis	72	Director	1996	Expired

Mr. Joseph Schlig	81	Director	1996	Expired

1)   The term of each Director has expired.  Each Director shall continue in office until his successor is elected at the next annual meeting of stockholders.

Mr. Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992, Chairman of the Board since September 1993 and Chief Financial Officer since 2000.  He has 45 years experience in operations and engineering management with electronics and electromechanical manufacturing companies.

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

Mr. Joseph Schlig was elected a Director of the Company on August 26, 1996.  Since 1985, he has been Managing Director of Fairhaven Associates, a professional consulting firm supporting small and medium size businesses in strategic planning, financial, marketing and operations management and organizational development.  From 1995 to 1997, Mr. Schlig also served as Chief Financial Officer of Industrial Technologies, Inc., (INTE.PK—NASDAQ).  For the prior five years, Mr. Schlig was a business consultant to private companies and to the State of Connecticut Department of Economic Development.

Prior to 1985, Mr. Schlig had many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon.  Mr. Schlig has also operated several small/medium size companies in both the public and private sectors.  He also served as a director of the Trumbull Technology Foundation, and a Director of the MIT Enterprise Forum of Connecticut and served as a director of the Bridgeport Economic Development Corporation.  He was an alternate member of the Board of Finance of the Town of Trumbull, Connecticut.  He is currently a Trustee of the Trumbull Public Library System.

Mr. Schlig has an engineering degree from the Stevens Institute of Technology and an MBA from the Harvard Business School where he was a Baker Scholar.  Mr. Schlig is the Chairman of the Audit Committee and a member of the Compensation Committee.

Audit Committee

The Company’s Board of Directors has an Audit Committee.  The Audit Committee consists of Messrs. Davis and Schlig (Chairman).  The Company has determined that the members of the audit committee are independent pursuant to the NASDAQ Stock Marketplace Rules.  The Company’s Audit Committee generally has responsibility for appointing, overseeing and determining the compensation of our independent certified public accountants, reviewing the plan and scope of the independent certified public accountants’ audit, reviewing our audit and control functions, approving all non-audit services provided by our independent certified public accountants and reporting to our full Board of Directors regarding all of the foregoing.  Additionally, our Audit Committee provides our Board of Directors with such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention.  The Company has adopted an Audit Committee Charter, a copy of which is published on the Company’s web site, www.solitrondevices.com on the Investor Relations page.  The Company has determined that the Audit Committee “financial expert” is Mr. Joseph Schlig.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers, which includes the Company’s principal executive officer, principal financial officer and controller, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company’s web site, www.solitrondevices.com on the Investor Relations page.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission.  Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 28, 2009, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named officer for the fiscal years ended February 28, 2009 and February 29, 2008.

Name and Principal Position	Year	Salary($)	Bonus($)		All Other Compensation($)		Total($)
Shevach Saraf	2009	271,346	130,883	(1)	22,358	(2)	383,704
Chairman of the Board,	2008	296,461	121,430	(3)	23,571	(2)	441,462
President, CFO, Treasurer
_________
(1)
The Compensation Committee met on May 18, 2009 and approved a bonus of $130,883 to Mr. Saraf for fiscal year ended February 28, 2009  to be paid during June 2009. This amount was accrued in fiscal year 2009.

(2)	Life, Disability, & Medical Insurance premiums plus personal car expenses.
(3)	The Company accrued $121,430 for a bonus to Mr. Saraf for fiscal year ended February 29, 2008. The Compensation Committee met and approved the bonus to be paid during June 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 2009 held by the following named officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Shevach Saraf	254,624	-	-	$.40	12/1/2010
	175,636	-	-	$1.05	5/14/2013

(1) These options were fully vested as of February 28, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid In Cash($)	Non-Equity Incentive Plan Compensation($) (2)	Total($)
Dr. Jacob A. Davis (1)	13,500	12,000	25,500
Mr. Joseph Schlig (1)	13,500	12,000	25,500

 (1) The directors hold fully vested unexercised options in the following amounts: Dr. Davis, 11,000 shares, Mr. Schlig, 3,000 shares.
 (2) During fiscal year 2009, the Company paid each of its directors $12,000 as additional incentive for services rendered in fiscal year 2008.

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

The Company accrued $9,000 for each of its directors as additional incentive for services rendered in fiscal year 2009, such amount will be paid in June 2009. This additional $9,000 in compensation is not reflected in the Director Compensation table above.

Employment Agreement

In December 2000, the Company entered into a five-year employment agreement with its President and CEO.  The employment agreement stipulates that the contract is automatically extended for one-year periods unless a notice is given by either party one year prior to the yearly anniversary.  This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula.  The employment agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of the Company’s pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000).  For purposes of the agreement, “pre-tax income” shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonus paid to employee.  The bonus payable thereunder shall be paid within ninety (90) days after the end of the fiscal year.

Upon execution of the agreement, the President received a grant to purchase ten percent (10%) of the outstanding shares of the Company’s common stock, par value $.01 calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the company’s common stock on the OTCBB on the date of the grant ($0.40).  Fifty percent (50%) of the initial stock options granted vested immediately upon grant.  The remaining fifty percent (50%) of the initial stock options vested in equal amount on each of the first five anniversaries of the date of grant.  All of these options are now fully vested.  These stock options are in addition to, and not in lieu of or in substitution for, the stock options (the “1992 Stock Options”) granted to the President pursuant to the Incentive Stock Option Plan Agreement dated October 20, 1992 under Solitron Devices, Inc. 1987 Stock Option Plan between the Company and the President.

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

The President of the Company may also participate in the Company’s 2000 Stock Option Plan, the Company’s 2007 Stock Incentive Plan, the Company’s deferred Compensation Plan and the Company’s Employee 401-K and Profit Sharing Plan (the “Profit Sharing Plan”).  During the fiscal year ended February 28, 2009, no amounts were deferred by executive officers under the Company’s deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of  May 20, 2009  by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below.  Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned.  Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)

Shevach Saraf 3301 Electronics Way West Palm Beach, FL 33407	650,415	(2)	28.73%

Dr. Jacob Davis 370 Franklyn Avenue Indialantic, FL 32903	11,000	(2)	*

Joseph Schlig 129 Mayfield Drive Trumbull, CT 06611	11,000	(2)	*

All Executive Officers and Directors as a Group (3 persons)	672,415	(2)	29.70%

John Stayduhar C/O John Farina 1610 Forum Place #900 West Palm Beach, FL 33401	285,232	(3)	12.60%

Alexander C. Toppan 40 Spectacle Ridge Road South Kent, CT 06785	179,500	(4)	7.93%

GRT Deep Woods Partners 50 Milk Street, 21st Floor Boston, MA 02109	226,048	(5)	9.99%

*  Less than 1%
(1)
For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

(2)
Includes shares that may be acquired upon exercise of options that are exercisable within sixty (60) days  of May 20, 2009 in the following amounts:  Mr. Saraf – 432,260 shares; Mr. Schlig – 3,000 shares; Dr. Davis – 11,000 shares.

(3)	This number is based solely on the Schedule 13D filed with the Commission on December 2, 2008.

(4)	This number is based solely on the Schedule 13G/A filed with the Commission on January 11, 2008.

(5)	This number is based solely on information provided by the stock holder to the Company May 21, 2009.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	467,060	$0.767	739,940	(1)
Total	467,060	$0.767	739,940	(1)

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees paid by the Company for the years ended February 29, 2008 and February 28, 2009, to its former accounting firm, DeLeon & Company, P.A.  (“DL&C”) are as follows:

Audit Fees:  The aggregate fees for professional services rendered by DL&C in connection with (i) the audit of our annual financial statements (Form 10-K), and (ii) reviews of our quarterly financial statements (Form 10-Q) for the years ended February 28, 2009 and February 29, 2008, were approximately $46,000 and $51,000 respectively.

Tax Fees:  The aggregate fees for professional services rendered by DL&C for tax compliance for the years ended February 29, 2008 and February 28, 2009 were approximately $4,000 and $5,000 respectively.  There were no other fees paid for tax services for the years ended February 28, 2009 and February 29, 2008.

The aggregate fees paid by the Company during the fiscal year ended February 28, 2009, to its current accounting firm, Friedman, Cohen, Taubman & Company LLC  (“FCT&Co ”) are as follows:

Audit Fees:  The aggregate fees for professional services rendered by FCT&Co in connection with (i) the audit of our annual financial statements (Form 10-K), for work performed during the fiscal year ended February 28, 2009, were approximately $13,000.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services.

The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case by case basis, any audit or permitted non-audit service proposed to be performed by the Company’s principal accountant in advance of the performance of such service.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by the Company’s principal accountant.  In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services  performed by the Company’s principal accountant is consistent with maintaining  the Company’s principal accountant’s status as our  independent auditors at such time.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by DL&C and FCT&Co during the year ended February 28, 2009, as described above.

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

10.5
Reduction in Space and Rent Agreement dated November 1, 2001 between Solitron Devices, Inc. and Technology Place, Inc. (incorporated by reference to the Company’s Annual Report on Form10-KSB for the year ended February 28, 2002).

10.6 +	Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2001)

10.7
Ability to Pay Multi-Site Settlement Agreement, effective as of February 24, 2006, between
Solitron Devices, Inc. and the United States Environmental Protection Agency  (incorporated by reference to the Company’s Annual Report on Form10-KSB for the year ended February 28, 2006).

10.8	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company's Form 8-K dated June 8, 2007, as amended by the Company's Form 8-K/A, dated June 12, 2007).

16.1	Letter from DeLeon & Company, P.A. dated January 28, 2009 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K/A filed January 30, 2009)

23.1 *	Consent of Independent Registered Public Accounting Firm

23.2 *	Consent of Independent Registered Public Accounting Firm

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 22, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf		May 22, 2009
Shevach Saraf	Chairman of the Board,
President, Chief
Executive Officer, Treasurer and Chief Financial Officer.

/s/ Jacob Davis		May 22, 2009
Jacob Davis	Director

/s/ Joseph Schlig		May 22, 2009
Joseph Schlig	Director

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.