Form 10-Q
period 2009-05-31
SOLITRON DEVICES INC
filed 2009-07-02
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 29, 2009 was 2,263,775.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.
PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited)

		Condensed Balance Sheets	3
		May 31, 2009 and February 28, 2009

		Condensed Statements of Income	4
		Three Months Ended May 31, 2009 and 2008

		Condensed Statements of Cash Flows	5
		Three Months Ended May 31, 2009 and 2008

		Notes to Condensed Financial Statements	6-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	12-14

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	14-15

Item	4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item	6.	Exhibits	16

Signatures			17

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	May 31, 2009	Feb 28, 2009
ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$402	$440
Treasury bills	5,472	5,113
Accounts receivable, less allowance for doubtful accounts	629	871
Inventories, net	2,481	2,569
Prepaid expenses and other current assets	158	139
TOTAL CURRENT ASSETS	9,142	9,132

PROPERTY, PLANT AND EQUIPMENT, net	570	581

OTHER ASSETS	52	52

TOTAL ASSETS	$9,764	$9,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – Post-petition	$349	$443
Accounts payable – Pre-petition, current portion	1,079	1,086
Customer deposits	155	61
Accrued expenses and other current liabilities	585	570
TOTAL CURRENT LIABILITIES	2,168	2,160

LONG TERM LIABILITIES, net of current portion	148	158

TOTAL LIABILITIES	2,316	2,318

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-0-	-0-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,775
shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained earnings	4,692	4,691

TOTAL STOCKHOLDERS’ EQUITY	7,448	7,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,764	$9,765

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED MAY 31,
(Unaudited, in thousands except for share and per share amounts)

	2009	2008

NET SALES	$1,820	$2,169
Cost of Sales	1,549	1,623

Gross Profit	271	546

Selling, General and Administrative Expenses	271	284

Operating Income	-	262

OTHER INCOME
Other Income/(Expense)	(6)	-
Interest Income	7	10
Interest Expense	-	-
Other Income, Net	1	10

Net Income	$1	$272

INCOME PER SHARE : Basic	$.00	$.12
: Diluted	$.00	$.11

WEIGHTED AVERAGE
SHARES OUTSTANDING: Basic	2,263,775	2,262,972
: Diluted	2,454,884	2,479,039

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31,
(Unaudited, in thousands)
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$1	$272
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	50	49
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	242	189
Inventories	88	141
Prepaid expenses and other current assets	(19)	(45)
Other assets	-	5
Increase (Decrease) in:
Accounts payable – Post-petition	(94)	(82)
Accounts payable – Pre-petition	(7)	(8)
Customer deposit	94	(83)
Accrued expenses and other current liabilities	15	20
Other long-term liabilities	(10)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	360	458

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in treasury bills	(359)	(10)
Purchases of property, plant and equipment	(39)	(58)
NET CASH (USED IN) INVESTING ACTIVITIES	(398)	(68)

NET INCREASE/(DECREASE) IN CASH	(38)	390

CASH AT THE BEGINNING OF PERIOD	440	75

CASH AT THE END OF PERIOD	$402	$465

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

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Solitron Devices, Inc. Annual Report on Form 10-K for the year ended February 28, 2009.

The results of operations for the three-month period ended May 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2010.

SIGNIFICANT ACCOUNTING POLICIES:

Cash
Cash includes demand deposits and money market accounts.  As of May 31, 2009,  the Company had $402,000 in cash deposits which is $152,000 over the $250,000 limit for FDIC insurance.

Investment in Treasury Bills
During the first quarter of last fiscal year, the Company’s management decided to reclassify its investment in treasury bills from cash and cash equivalents and report it separately as “Investment in Treasury Bills”. Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value.

Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts has been established.  The allowance amount was $2,000 as of May 31, 2009, and $7,000 as of February 28, 2009. The Company has not had a bad debt in the past three years.

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

Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”.  This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has prepared its interim financial statements for the quarters ended May 31, 2009 and May 31, 2008 in accordance with SFAS No. 148.

During the quarters ended May 31, 2009 and May 31, 2008, the Company did not issue any stock-based compensation to its employees or directors.

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

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, fiscal year 2008 and fiscal year 2009.  In February 2009, the Company paid $10,000 to USEPA for fiscal year 2009 based on preliminary net income projections. In June 2009 the Company paid an additional $15,000 pursuant to its obligations under the Settlement Agreement. The Company accrued $40,000 for its remaining minimum obligations under the Settlement Agreement.  This amount is reflected in “Accrued expenses and other current liabilities” on the Company’s balance sheets at May 31, 2009.

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

By letter dated November 16, 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site of $214,800.  FDEP further notified the Company that FDEP required the Company to resume payments under the Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment.  During a follow up telephone conversation with the Company’s attorney, FDEP advised the Company that FDEP will prepare a justification for the asserted unreimbursed expenses.  Upon receipt of the cost reimbursement package, the Company is required to transfer $55,000 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses that are otherwise recoverable under the Consent Final Judgment.  FDEP further stated, during the telephone conversation, that FDEP will work with the Company to establish a reduced payment schedule for the Company to resume under the Consent Final Judgment based on an appropriate showing by the Company of financial hardship.  The Company is currently awaiting receipt of FDEP’s cost reimbursement package.  Upon receipt of that documentation, the Company will be required to provide a recommendation to FDEP for resumption of payments to FDEP under the Consent Final Judgment based on the Company’s present ability to pay.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”).  By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below.  The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.  At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on June 12, 2009, which provides for the tolling of applicable statutes of limitation through the earlier of January 18, 2010, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site.  It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site.  As of the date of this filing, no such claim has been made.

4.	EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended May 31,
	2009	2008
Weighted average common shares outstanding	2,263,775	2,262,972
Dilutive effect of employee stock options	191,109	216,067
Weighted average common shares outstanding, assuming dilution	2,454,884	2,479,039

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three month periods ended May 31, 2009 and May 31, 2008 respectively, 13,500 and 13,800 shares underlying  the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.	INVENTORIES:

As of May 31, 2009, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,423,000	$(319,000)	$1,104,000
Work-In-Process	1,963,000	(614,000)	1,349,000
Finished Goods	469,000	(441,000)	28,000
Totals	$3,855,000	$(1,374,000)	$2,481,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6.	INCOME TAXES:

At May 31, 2009, the Company has net operating loss carryforwards of approximately $8,680,000 that expire through 2022.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes are comprised of the following at May 31, 2009:

Deferred tax assets:
Loss carryforwards	$3,266,000
Allowance for doubtful accounts	2,900
Inventory allowance	3,544,400
Depreciation	80,000
Section 263A capitalized costs	342,000
Total deferred tax assets	7,236,000
Valuation allowance	(7,236,000)

Total net deferred taxes	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the year ending May 31, 2009.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended May 31, 2009 is as follows:

U.S. federal statutory rate	34.0%
Change in valuation allowance	(34.0)
Alternative Minimum Taxes	0.3
Effective income tax rate	0.3%

7.	OTHER INCOME:

The $1,000 of other income reflected in the condensed statements of income for the quarter ended May 31, 2009 consists of $7,000 of interest income on investment in treasury bills net of changes in market value less $6,000 of other expense related to receivables adjustments.  For the fiscal quarter ended May 31, 2008, the Company earned $10,000 of other income consisting entirely of interest income on investment in treasury bills net of changes in  market value.

8.	ACCRUED EXPENSES:

As of May 31, 2009 accrued expenses and other liabilities consisted of the following:

Payroll and related employee benefits	$522,000
Other liabilities	63,000
$585,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9.	EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2009 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$3,000	$248,000	$0	$0	$251,000
Canada and Latin America	0	0	0	1,000	1,000
Far East and Middle East	0	0	0	49,000	49,000
United States	202,000	797,000	188,000	332,000	1,519,000
Totals	$205,000	$1,045,000	$188,000	$382,000	$1,820,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2008 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$38,000	$129,000	$10,000	$0	$177,000
Canada and Latin America	12,000	0	0	5,000	17,000
Far East and Middle East	42,000	0	0	0	42,000
United States	261,000	1,234,000	127,000	311,000	1,933,000
Totals	$353,000	$1,363,000	$137,000	$316,000	$2,169,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers, Raytheon Company and BAE Systems Australia, accounted for 44% of net sales for the quarter ended May 31, 2009 as compared with 52% of the Company's net sales for the quarter ended May 31, 2008.  Sales to Raytheon Company accounted for approximately 30% of net sales for the quarter ended May 31, 2009 and 39% for the quarter ended May 31, 2008.  Sales to BAE Systems Australia accounted for 14% of sales for the quarter ended May 31, 2009 and 6% for the quarter ended May 31, 2008.  Sales to the U.S. Government accounted for 9% of sales for the quarter ended May 31, 2009 and 13% for the quarter ended May 31, 2008.

10. Major Suppliers

Purchases from the Company’s two top suppliers, Platronics Seals and Stellar Industries, accounted for 24% of total purchases of production materials for the quarter ended May 31, 2009.  For the quarter ended May 31, 2008, purchases from the Company’s two top suppliers, Platronics Seals and Egide USA Inc., accounted for 23% of the Company's total purchases of production materials.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009 and the Condensed Financial Statements and the related Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment, revenue recognition and accounting for income taxes. A discussion of all of these critical accounting policies can be found in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Trends and Uncertainties:

During the three months ended May 31, 2009, the Company’s book-to-bill ratio was approximately .40 as compared to approximately .56 for the three months ended May 31, 2008, reflecting a decrease in the volume of orders booked.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped.  However, should order intake continue to fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations-Three Months Ended May 31, 2009 Compared to Three Months Ended May 31, 2008:

Net sales for the three months ended May 31, 2009 decreased 16% to $1,820,000 as compared to $2,169,000 for the three months ended May 31, 2008.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2009 decreased to $1,549,000 from $1,623,000 for the comparable period in 2008.  Expressed as a percentage of sales, cost of sales increased to 85% from 75% for the same period in 2008.  This change was due primarily to a decrease in net sales combined with a slight increase in manufacturing overhead expenses.

Gross profit for the three months ended May 31, 2009 decreased to $271,000 from $546,000 for the three months ended May 31, 2008.  Accordingly, gross margins on the Company’s sales decreased to 15% for the three months ended May 31, 2009 in comparison to 25% for the three months ended May 31, 2008.  This change was due mainly to a decrease in net sales combined with a slight increase in manufacturing overhead expenses.

For the three months ended May 31, 2009, the Company shipped 48,459  units as compared to 129,577 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders decreased 17% to $5,218,000 for the three months ended May 31, 2009, as compared to a decrease of 16% to $4,886,000 for the three months ended May 31, 2008.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 40% to $735,000 in the level of bookings during the quarter ended May 31, 2009 as compared to a 46% decrease to $1,226,000 in bookings for the three months ended May 31, 2008. The decline in bookings for the current quarter is principally as a result of a decline in defense spending, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $271,000 for the three months ended May 31, 2009 from $284,000 for the comparable period in 2008.  During the three months ended May 31, 2009, selling, general, and administrative expenses as a percentage of net sales rose to 15% as compared with 13% for the three months ended May 31, 2008.  The percentage increase was due primarily to a decrease in net sales.

Operating income for the three months ended May 31, 2009 decreased to $0 as compared to $262,000 for the three months ended May 31, 2008. This decrease is due primarily to lower net sales.

The Company recorded net other income of $1,000 for the three months ended May 31, 2009 as compared to $10,000 for the three months ended May 31, 2008.  Included in net other income was interest income on investment in treasury bills net of changes in market value of $7,000 for the three months ended May 31, 2009, offset by $6,000 of other expense related to receivables adjustments. For the three months ended May 31, 2008, the Company recorded $10,000 of interest income on investment in treasury bills net of changes in market value.  The decrease in interest income is due primarily to lower rates of return on invested funds.

Net income for the three months May 31, 2009 decreased to $1,000 as compared to $272,000 for the same period in 2008.  This decrease is due primarily to lower net sales.

Liquidity and Capital Resources:

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  However, due to the level of current backlog and level of new order intake, the Company might operate at a loss during the balance of the current fiscal year.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $200,000 during the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a decline in the level of bookings, and an increase in the cost of raw materials and operations that will result in the potential erosion of   profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the current fiscal year.  However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry), the Company might operate at a loss during  the balance of the current fiscal year.  Thus, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company may not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Company’s plan of reorganization. Thus, the Company is in continuous negotiations with all claim holders to reschedule these payments.  In the event the Company is unable to restructure its obligations to pre-bankruptcy creditors or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations.  Over the long-term, the Company believes that if the volume and prices of product sales remain as presently anticipated, the Company will generate sufficient cash from operations to sustain operations and pay pre-bankruptcy creditor obligations at the current reduced level of payments.  In the event that bookings in the long-term continue to decline significantly below the level experienced during the previous fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

The Company reported net income of $1,000 and operating income of $0 for the three months ended May 31, 2009.

At May 31, 2009, February 28, 2009 and May 31, 2008, the Company had cash of approximately $402,000, $440,000 and $465,000, respectively.  Decreases in accounts receivable and inventories contributed $330,000 to the last three months’ cash flow generated by ongoing operations.

At May 31, 2009, February 28, 2009 and May 31, 2008, the Company had investments in treasury bills of approximately $5,472,000, $5,113,000 and $4,420,000, respectively.

At May 31, 2009, the Company had working capital of $6,974,000 as compared with a working capital at May 31, 2008 of $6,284,000.  At February 28, 2009, the Company had a working capital of $6,972,000.  The $2,000 increase for the three months ended May 31, 2009 was due mainly to a $330,000 combined decrease in receivables and inventories  offset by an increase in investments in treasury bills and an increase in accrued expenses.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2009, including those identified below. We do not undertake any obligation to update forward-looking statements.

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

Date: July 2, 2009
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