Form 10-Q
period 2009-08-31
SOLITRON DEVICES INC
filed 2009-10-09
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

or
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2009 was 2,263,775.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.

PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited)

		Condensed Balance Sheets August 31, 2009 and February 28, 2009	3

		Condensed Statements of Income Three and Six Months Ended August 31, 2009 and 2008	4

		Condensed Statements of Cash Flows Six Months Ended August 31, 2009 and 2008	5

		Notes to Condensed Financial Statements	6-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	15-16

Item	4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item	6.	Exhibits	17

Signatures			18

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	August 31, 2009	Feb 28, 2009
ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$129	$440
Treasury bills	5,325	5,113
Accounts receivable, less allowance for doubtful accounts of $2	943	871
Inventories, net	2,706	2,569
Prepaid expenses and other current assets	144	139
TOTAL CURRENT ASSETS	9,247	9,132

PROPERTY, PLANT AND EQUIPMENT, net	559	581

OTHER ASSETS	56	52

TOTAL ASSETS	$9,862	$9,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – Post-petition	$401	$443
Accounts payable – Pre-petition, current portion	1,072	1,086
Customer deposits	39	61
Accrued expenses and other current liabilities	354	570
TOTAL CURRENT LIABILITIES	1,866	2,160

LONG TERM LIABILITIES, net of current portion	148	158

TOTAL LIABILITIES	2,014	2,318

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-0-	-0-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,775
shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained earnings	5,092	4,691

TOTAL STOCKHOLDERS’ EQUITY	7,848	7,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,862	$9,765

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED AUGUST 31,
(Unaudited, in thousands except for share and per share amounts)

	Three months		Six Months
	2009	2008	2009	2008

NET SALES	$1,938	$2,071	$3,758	$4,240
Cost of Sales	1,316	1,649	2,865	3,272

Gross Profit	622	422	893	968

Selling, General and Administrative Expenses	241	233	512	517

Operating Income	381	189	381	451

OTHER INCOME
Other Income, Net	16	-	9	-
Interest Income	3	25	11	35
Interest Expense	-	-	-	-
Other Income, Net	19	25	20	35

Net Income	$400	$214	$401	$486

INCOME PER SHARE : Basic	$.18	$.09	$.18	$.21
: Diluted	$.16	$.09	$.16	$.20

WEIGHTED AVERAGE
SHARES OUTSTANDING : Basic	2,263,775	2,262,904	2,263,775	2,262,904
: Diluted	2,451,081	2,474,926	2,452,983	2,476,949

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31,
(Unaudited, in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$401	$486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	98
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(72)	243
Inventories	(137)	405
Prepaid expenses and other current assets	(5)	(36)
Other non-current assets	(4)	5
Increase (Decrease) in:
Accounts payable – Post-petition	(42)	(215)
Accounts payable – Pre-petition	(14)	(14)
Customer deposits	(22)	(131)
Accrued expenses and other current liabilities	(216)	(177)
Other non-current liabilities	(10)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	(21)	664

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in treasury bills	(212)	(569)
Purchases of property, plant and equipment	(78)	(94)
NET CASH (USED IN) INVESTING ACTIVITIES	(290)	(663)

NET INCREASE/(DECREASE) IN CASH	(311)	1

CASH AT THE BEGINNING OF PERIOD	440	75

CASH AT THE END OF PERIOD	$129	$76

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

The results of operations for the three-month period ended August 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2010.

SIGNIFICANT ACCOUNTING POLICIES:

Cash
Cash includes demand deposits and money market accounts.  The Company has $129,000 in cash deposits which is $121,000 under the $250,000 limit for FDIC insurance.

Investment in Treasury Bills
During the first quarter of last fiscal year, the Company’s management decided to reclassify its investment in treasury bills from cash and cash equivalents and report it separately as “Investment in Treasury Bills”. Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value.

Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts has been established.  The allowance amount was $2,000 as of August 31, 2009 and $7,000 as of February 28, 2009.  The Company has not had a bad debt in the past three years.

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

Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”.  This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has prepared its interim financial statements for the quarters ended August 31, 2009 and August 31, 2008 in accordance with SFAS No. 148.

During the quarters ended August 31, 2009 and August 31, 2008, the Company did not issue any stock-based compensation to its employees or directors.

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

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, fiscal year 2008 and fiscal year 2009.  In February 2009, the Company paid $10,000 to USEPA for fiscal year 2009 based on preliminary net income projections. In June 2009, the Company paid an additional $15,000 pursuant to its obligations under the Settlement Agreement. The Company accrued $40,000 for its remaining minimum obligations under the Settlement Agreement.  This amount is reflected in “Accrued expenses and other current liabilities” on the Company’s balance sheets at August 31, 2009.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In consideration of the payments made by the Company under the Settlement Agreement, USEPA agreed not to sue or take any administrative action against the Company with regard to any of the Sites.  The Company has also been notified by a group of alleged responsible parties formed at the Casmalia Site (“Casmalia PRP Group”) that, based on their review and lack of objection to the Settlement Agreement, the Casmalia PRP Group does not anticipate pursuing the Company for cost recovery at the Casmalia site.

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

4.	EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2009	2008	2009	2008
Weighted average common shares outstanding	2,263,775	2,262,904	2,263,775	2,262,904
Dilutive effect of employee stock options	187,306	212,022	189,208	214,045
Weighted average common shares outstanding, assuming dilution	2,451,081	2,474,926	2,452,983	2,476,949

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three month periods ended August 31, 2009 and August 31, 2008 respectively, 13,500 and 13,800 shares underlying the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.	INVENTORIES:

As of August 31, 2009, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,456,000	$(319,000)	$1,137,000
Work-In-Process	2,278,000	(717,000)	1,561,000
Finished Goods	466,000	(458,000)	8,000
Totals	$4,200,000	$(1,494,000)	$2,706,000

6.	INCOME TAXES:

At August 31, 2009, the Company has net operating loss carryforwards of approximately $16,582,000 that expire through 2023.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Total net deferred taxes are comprised of the following at August 31, 2009:

Deferred tax assets:
Loss carryforwards	$6,240,000
Allowance for doubtful accounts	1,000
Inventory allowance	550,000
Depreciation	84,000
Section 263A capitalized costs	112,000
Total deferred tax assets	6,987,000
Valuation allowance	(6,987,000)

Total net deferred taxes	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the year ending August 31, 2009.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended August 31, 2009 is as follows:

U.S. federal statutory rate	34.0%
Change in valuation allowance	(34.0)
Effective income tax rate	0.0%

7.	OTHER INCOME:

The $19,000 of other income reflected in the condensed statements of income for the quarter ended August 31, 2009 consists of $3,000 of interest income on investment in treasury bills net of changes in market value plus 16,000 of income tax benefit. The $25,000 of other income reflected in the condensed statements of income for the quarter ended August 31, 2009 consists entirely of interest income on investment in treasury bills net of changes in market value.

8.	ACCRUED EXPENSES:

As of August 31, 2009, accrued expenses and other liabilities consisted of the following:

Payroll and related employee benefits	$312,000
Other liabilities	42,000
$354,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9.	EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the six months ended August 31, 2009 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$50,000	$61,000	$4,000	$3,000	$118,000
Canada and Latin America	11,000	0	24,000	1,000	36,000
Far East and Middle East	0	0	0	48,000	48,000
United States	150,000	960,000	249,000	377,000	1,736,000
Totals	$211,000	$1,021,000	$277,000	$429,000	$1,938,000

Revenues from domestic and export sales to unaffiliated customers for the six months ended August 31, 2008 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$32,000	$184,000	$10,000	$0	$226,000
Canada and Latin America	0	0	5,000	15,000	20,000
Far East and Middle East	0	0	3,000	20,000	23,000
United States	297,000	1,015,000	155,000	335,000	1,802,000
Totals	$329,000	$1,199,000	$173,000	$370,000	$2,071,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers, Raytheon Company and BAE Systems, Inc., accounted for approximately 54% of net sales for the quarter ended August 31, 2009 as compared with 50% of the Company's net sales for the quarter ended August 31, 2008.  Sales to Raytheon Company accounted for approximately 49% of net sales for the quarter ended August 31, 2009 and 39% for the quarter ended August 31, 2008.  Sales to the U.S. Government accounted for approximately 4% of net sales for the quarter ended August 31, 2009 and 11% for the quarter ended August 31, 2008.

10.	MAJOR SUPPLIERS
Purchases from the Company’s two top suppliers, Platronics Seals and Eastern States Components, Inc., accounted for approximately 32% of total purchases of production materials for the quarter ended August 31, 2009.  For the quarter ended August 31, 2008, purchases from the Company’s two top suppliers, Platronics Seals and Egide USA, Inc., accounted for approximately 19% of the Company's total purchases of production materials.

11.	SUBSEQUENT EVENTS

On September 22, 2009, the Company received AS9100 Rev B certification as well as re-certification for the ISO 9001:2000 quality management standard certification.  Companies in the aerospace industry are increasingly selecting suppliers on the basis of AS9100 certification. Achieving certified status means that the Company may now obtain new business that may have been out of reach in the past and expects to maintain ongoing relationships with its existing aerospace customers long into the future.

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

Recent Developments:

On September 22, 2009, the Company received AS9100 Rev B certification as well as re-certification for the ISO 9001:2000 quality management standard certification.  Companies in the aerospace industry are increasingly selecting suppliers on the basis of AS9100 certification. Achieving certified status means that the Company may now obtain new business that may have been out of reach in the past and expects to maintain ongoing relationships with its existing aerospace customers long into the future.

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

Trends and Uncertainties:

During the three months ended August 31, 2009, the Company’s book-to-bill ratio was approximately 1.05 as compared to approximately 1.44 for the three months ended August 31, 2008, reflecting a decrease in the volume of orders booked.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped.  However, should order intake continue to fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Raw material/Work in process:
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

Results of Operations-Three months Ended August 31, 2009 Compared to Three months Ended August 31, 2008:

Net sales for the three months ended August 31, 2009 decreased 6% to $1,938,000 as compared to $2,071,000 for the three months ended August 31, 2008.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended August 31, 2009 decreased to $1,316,000 from $1,649,000 for the comparable period in 2008.  Expressed as a percentage of sales, cost of sale decreased to 68% from 80% for the same period in 2008.  This change was due primarily to a decrease in net sales combined with a decrease in raw material costs.

Gross profit for the three months ended August 31, 2009 increased to $622,000 from $422,000 for the three months ended August 31, 2008.  Gross margins on the Company’s sales increased to 32% for the three months ended August 31, 2009 in comparison to 20% for the three months ended August 31, 2008.  This change was due mainly to a decrease in net sales combined with a decrease in raw material costs.

For the three months ended August 31, 2009, the Company shipped 32,221 units as compared to 58,532 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders decreased 2% to $5,218,000 for the three months ended August 31, 2009 when compared with the three months ended August 31, 2008. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 31% to $2,040,000 in the level of bookings during the three months ended August 31, 2009 when compared with the three months ended August 31, 2008. The decline in bookings for the current quarter is principally a result of a decline in defense spending, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $241,000 for the three months ended August 31, 2009 from $233,000 for the comparable period in 2008.  During the three months ended August 31, 2009, selling, general, and administrative expenses as a percentage of net sales rose to 12% as compared with 11% for the three months ended August 31, 2008.  The percentage increase was due primarily to increases in professional and legal fees.

Operating income for the three months ended August 31, 2009 increased to $381,000 as compared to $189,000 for the three months ended August 31, 2008. This increase is due primarily to lower raw material costs.

The Company recorded net other income of $19,000 for the three months ended August 31, 2009 as compared to $25,000 for the three months ended August 31, 2008.  Included in net other income was interest income on investment in treasury bills net of changes in market value of $3,000 for the three months ended August 31, 2009 plus $16,000 of income tax benefit. For the three months ended August 31, 2008, the Company recorded $25,000 of interest income on investment in treasury bills net of changes in market value.  The decrease in interest income is due primarily to lower rates of return on invested funds.

Net income for the three months August 31, 2009 increased to $400,000 as compared to $214,000 for the same period in 2008.  This increase is due lower raw material costs.

Results of Operations-Six Months Ended August 31, 2009 Compared to Six Months Ended August 31, 2008:

Net sales for the six months ended August 31, 2009 decreased 11% to $3,758,000 as compared to $4,240,000 for the six months ended August 31, 2008.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2009 decreased to $2,865,000 from $3,272,000 for the comparable period in 2008.  Expressed as a percentage of sales, cost of sales decreased to 76% from 77% for the same period in 2008.  This change was due primarily to a decrease in net sales combined with a decrease in raw material costs.

Gross profit for the six months ended August 31, 2009 decreased to $893,000 from $968,000 for the six months ended August 31, 2008. Gross margins on the Company’s sales increased to 24% from 23% for the same period in 2008.  The change in dollar amount was primarily due to a decrease in net sales combined with a decrease in raw material costs.

For the six months ended August 31, 2009, the Company shipped 80,680 units as compared to 188,109 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders decreased 17% to $5,218,000 for the six months ended August 31, 2009 when compared with the six months ended August 31, 2008. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease of 34% in the level of bookings during the six months ended August 31, 2009 when compared with the six months ended August 31, 2008. The decrease over the current six month period occurred principally as a result of a shift in defense spending priorities, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $512,000 for the six months ended August 31, 2009 from $517,000 for the comparable period in 2008.  During the six months ended August 31, 2009, selling, general, and administrative expenses as a percentage of net sales increased to 14% as compared to 12% for the six months ended August 31, 2008.  For the six months ended August 31, 2009, the Company has experienced higher professional and legal fees offset by lower selling, general and administrative labor costs.

Operating income for the six months ended August 31, 2009 decreased to $381,000 from $451,000 for the six months ended August 31, 2008. This decrease is due primarily to a decrease in net sales.

The Company recorded net other income of $20,000 for the six months ended August 31, 2009 as compared to net other income of $35,000 for the six months ended August 31, 2008.  Included in net other income was interest income of $11,000 for the six months ended August 31, 2009 as compared to $35,000 for the six months ended August 31, 2008.  The decrease in interest income is due primarily to lower interest rates on treasury bills. Also included in net other income for the six months ended August 31, 2009 was $16,000 of income tax benefit offset by $7,000 of expense from receivables adjustments.

Net income for the six months ended August 31, 2009 decreased to $401,000 from $486,000 for the same period in 2008.  This decrease was due primarily to a lower net sales volume.

Liquidity and Capital Resources:

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  However, due to the level of current backlog and level of new order intake, the Company might operate at a loss during the balance of the current fiscal year.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $200,000 during the balance of the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a decline in the level of bookings, and an increase in the cost of raw materials and operations that will result in the potential erosion of   profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the current fiscal year.  However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to Commercial Off–The-Shelf (COTS) by the defense industry), the Company might operate at a loss during  the balance of the current fiscal year.  Thus, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company may not generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Company’s plan of reorganization. Thus, the Company is in continuous negotiations with all claim holders to reschedule these payments.  In the event the Company is unable to restructure its obligations to pre-bankruptcy creditors or the slowdown in the intake of new orders continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations.  Over the long-term, the Company believes that if the volume and prices of product sales remain as presently anticipated, the Company will generate sufficient cash from operations to sustain operations and pay pre-bankruptcy creditor obligations at the current reduced level of payments.  In the event that bookings in the long-term continue to decline significantly below the level experienced during the previous fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

The Company reported net income of $401,000 and operating income of $381,000 for the six months ended August 31, 2009.

At August 31, 2009, February 28, 2009 and August 31, 2008, the Company had cash of approximately $129,000, $440,000 and $76,000, respectively.  Decreases in accounts payable and in accrued expenses accounted for  $272,000 of the reduction in cash over the six month period ended August 31, 2009.

At August 31, 2009, February 28, 2009 and August 31, 2008, the Company had investments in treasury bills of approximately $5,325,000, $5,113,000 and $4,979,000, respectively.

At August 31, 2009, the Company had working capital of $7,381,000 as compared with a working capital at August 31, 2008 of $6,511,000.  At February 28, 2009, the Company had a working capital of $6,972,000.  The $393,000 increase for the six months ended August 31, 2009 was due mainly to a $294,000 decrease in current liabilities.

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

Date: October 8, 2009
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