Form 10-Q/A
period 2009-08-31
SOLITRON DEVICES INC
filed 2009-10-16
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed solely to correct typographical errors regarding backlog of open orders contained within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Solitron Devices, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2009 filed with the Securities and Exchange Commission on October 9, 2009.   All other information in the Form 10-Q, including the financial statements, is unchanged from the original filing.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.
PART 1 - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

PART II – OTHER INFORMATION

Item	6.	Exhibits	9

Signatures			10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s backlog of open orders increased 2% to $5,327,000 for the three months ended August 31, 2009 as compared to an increase of 19% for the same period in the prior fiscal year. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

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

The Company’s backlog of open orders decreased 15% to $5,327,000 for the six months ended August 31, 2009 as compared to a decrease of 1% for the same period in the prior fiscal year. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

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

Date: October 16, 2009
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