Form 10-Q
period 2009-11-30
SOLITRON DEVICES INC
filed 2010-01-13
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 12, 2010 was 2,263,775.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.

PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited)

		Condensed Balance Sheets	3
		As of November 30, 2009 and February 28, 2009

		Condensed Statements of Income	4
		For the Three and Nine months ended November 30, 2009 and 2008

		Condensed Statements of Cash Flows	5
		For the Nine months ended November 30, 2009 and 2008

		Notes to Condensed Financial Statements	6-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	12-15

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	15-16

Item	4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item	6.	Exhibits	17

Signatures			18

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	November 30, 2009	Feb 28, 2009
ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$375	$440
Treasury bills	5,462	5,113
Accounts receivable, net	797	871
Inventories, net	2,674	2,569
Prepaid expenses and other current assets	111	139
TOTAL CURRENT ASSETS	9,419	9,132

PROPERTY, PLANT AND EQUIPMENT, net	556	581

OTHER ASSETS	52	52

TOTAL ASSETS	$10,027	$9,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – Post-petition	$345	$443
Accounts payable – Pre-petition, current portion	1,065	1,086
Customer deposits	72	61
Accrued expenses and other current liabilities	370	570
TOTAL CURRENT LIABILITIES	1,852	2,160

LONG TERM LIABILITIES, net of current portion
Accrual for environmental claims	148	158

TOTAL LIABILITIES	2,000	2,318

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-0-	-0-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,775
shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained earnings	5,271	4,691

TOTAL STOCKHOLDERS’ EQUITY	8,027	7,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,027	$9,765

The accompanying notes are an integral part of these financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED NOVEMBER 30,
(Unaudited, in thousands except for share and per share amounts)

	Three months		Nine Months
	2009	2008	2009	2008

NET SALES	$1,989	$2,104	$5,747	$6,344
Cost of Sales	1,563	1,638	4,428	4,910

Gross Profit	426	466	1,319	1,434

Selling, General and Administrative Expenses	251	357	763	874

Operating Income	175	109	556	560

OTHER INCOME
Other Income, Net	-	-	9	-
Interest Income	4	27	15	62
Interest Expense	-	-	-	-
Other Income, Net	4	27	24	62

Net Income	$179	$136	$580	$622

NET INCOME PER SHARE : Basic	$.08	$.06	$.26	$.27
: Diluted	$.07	$.05	$.24	$.25

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING : Basic	2,263,775	2,263,427	2,263,775	2,263,078
: Diluted	2,453,356	2,470,288	2,453,107	2,474,728

The accompanying notes are an integral part of these financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30,
(Unaudited, in thousands)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$580	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	147
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	74	(71)
Inventories	(105)	544
Prepaid expenses and other current assets	28	(10)
Other non-current assets	-	(6)
Increase (Decrease) in:
Accounts payable – Post-petition	(98)	(175)
Accounts payable – Pre-petition	(21)	(21)
Customer deposits	11	(221)
Accrued expenses and other current liabilities	(200)	(50)
Other non-current liabilities	(10)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	407	759

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in treasury bills	(349)	(164)
Purchases of property, plant and equipment	(123)	(602)
NET CASH (USED IN) INVESTING ACTIVITIES	(472)	(766)

NET INCREASE/(DECREASE) IN CASH	(65)	(7)

CASH AT THE BEGINNING OF PERIOD	440	75

CASH AT THE END OF PERIOD	$375	$68

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

The results of operations for the three-month period ended November 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending February 28, 2010.

SIGNIFICANT ACCOUNTING POLICIES:

Cash
Cash includes demand deposits and money market accounts.  The Company has $375,000 in cash deposits which is $125,000 over the $250,000 limit for FDIC insurance.

Investment in Treasury Bills
During the first quarter of last fiscal year, the Company’s management decided to reclassify its investment in treasury bills from cash and cash equivalents and report it separately as “Investment in Treasury Bills”. Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value.

Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business. The Company’s standard credit terms are net 15 days.  The associated credit risk is mitigated by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts has been established.  The allowance amount was $2,000 as of November 30, 2009 and $7,000 as of February 28, 2009.  The Company has not had a bad debt in the past three years.

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

Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”.  This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has prepared its interim financial statements for the quarters ended November 30, 2009 and November 30, 2008 in accordance with SFAS No. 148.

During the quarters ended November 30, 2009 and November 30, 2008, the Company did not issue any stock-based compensation to its employees or directors.

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

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, fiscal year 2008 and fiscal year 2009.  In February 2009, the Company paid $10,000 to USEPA for fiscal year 2009 based on preliminary net income projections. In June 2009, the Company paid an additional $15,000 pursuant to its obligations under the Settlement Agreement. The Company accrued $40,000 for its remaining minimum obligations under the Settlement Agreement.  This amount is reflected in “Accrual for environmental claims” on the Company’s balance sheets at November 30, 2009, net of  the $10,000 current portion.

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

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”).  By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below.  The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.  At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on December 28, 2009, which provides for the tolling of applicable statutes of limitation through the earlier of November 19, 2010, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site.  It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site.  As of the date of this filing, no such claim has been made.

4.           EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	2,263,775	2,263,427	2,263,775	2,263,078
Dilutive effect of employee stock options	189,581	206,861	189,332	211,650
Weighted average common shares outstanding, assuming dilution	2,453,356	2,470,288	2,453,107	2,474,728

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three month periods ended November 30, 2009 and November 30, 2008 respectively, 13,500 and 13,800 shares underlying the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.           INVENTORIES:

As of November 30, 2009, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,423,000	$(319,000)	$1,104,000
Work-In-Process	2,279,000	(717,000)	1,562,000
Finished Goods	458,000	(450,000)	8,000
Totals	$4,160,000	$(1,486,000)	$2,674,000

As of February 28, 2009, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,462,000	$(319,000)	$1,143,000
Work-In-Process	1,963,000	(614,000)	1,349,000
Finished Goods	509,000	(432,000)	77,000
Totals	$3,934,000	$(1,365,000)	$2,569,000

For more information regarding the Company’s inventory valuation policies, see “Significant Accounting Policies—Inventories” in Note 1 to these financial statements.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6.           INCOME TAXES:

At November 30, 2009, the Company has net operating loss carryforwards of approximately $16,582,000 that expire through 2023.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.
Total net deferred taxes are comprised of the following at November 30, 2009:

Deferred tax assets:
Loss carryforwards	$6,240,000
Allowance for doubtful accounts	1,000
Inventory allowance	550,000
Depreciation	84,000
Section 263A capitalized costs	112,000
Total deferred tax assets	6,987,000
Valuation allowance	(6,987,000)

Total net deferred taxes	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ended November 30, 2009.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended November 30, 2009 is as follows:

U.S. federal statutory rate	34.0%
Change in valuation allowance	(34.0)
Effective income tax rate	0.0%

7.           OTHER INCOME:

The $4,000 of other income reflected in the condensed statements of income for the quarter ended November 30, 2009 consists entirely of interest income on investment in treasury bills net of changes in market value. The $27,000 of other income reflected in the condensed statements of income for the quarter ended November 30, 2008 consists entirely of interest income on investment in treasury bills net of changes in market value.

8.           ACCRUED EXPENSES:

As of November 30, 2009, accrued expenses and other liabilities consisted of the following:

Payroll and related employee benefits	$363,000
Other liabilities	7,000
$370,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9.           EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2009 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$237,000	$0	$0	$237,000
Canada and Latin America	8,000	0	4,000	0	12,000
Far East and Middle East	2,000	0	0	22,000	24,000
United States	164,000	1,113,000	152,000	287,000	1,716,000
Totals	$174,000	$1,350,000	$156,000	$309,000	$1,989,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2008 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$339,000	$22,000	$0	$361,000
Canada and Latin America	9,000	0	0	7,000	16,000
Far East and Middle East	0	0	0	9,000	9,000
United States	260,000	840,000	159,000	459,000	1,718,000
Totals	$269,000	$1,179,000	$181,000	$475,000	$2,104,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers, Raytheon Company and BAE Systems, Inc., accounted for approximately 60% of net sales for the quarter ended November 30, 2009 as compared with 53% of the Company's net sales for the quarter ended November 30, 2008.  Sales to Raytheon Company accounted for approximately 48% of net sales for the quarter ended November 30, 2009 and 36% for the quarter ended November 30, 2008.  Sales to BAE Systems, Inc. accounted for approximately 12% of net sales for the quarter ended November 30, 2009 and 17% for the quarter ended November 30, 2008.

10.           MAJOR SUPPLIERS

Purchases from the Company’s two top suppliers, Platronics Seals and Streamtek, accounted for approximately 31% of total purchases of production materials for the quarter ended November 30, 2009.  For the quarter ended November 30, 2008, purchases from the Company’s two top suppliers, Platronics Seals and Stellar Industries, Inc., accounted for approximately 20% of the Company's total purchases of production materials.

11.           SUBSEQUENT EVENTS

On December 28, 2009, at the request of the State of New York Department of Environmental Conservation (“NYDEC”), the Company entered into a revised Tolling Agreement with NYDEC which provides for the tolling of applicable statutes of limitation through the earlier of December 3, 2010 or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site. For additional details, please see note 3 in the Notes to Financial Statements.

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

Trends and Uncertainties:

During the three months ended November 30, 2009, the Company’s book-to-bill ratio was approximately 1.12 as compared to approximately 1.43 for the three months ended November 30, 2008, reflecting a decrease in the volume of orders booked.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to thirty six months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped.  However, should order intake continue to fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations-Three months Ended November 30, 2009 Compared to Three months Ended November 30, 2008:

Net sales for the three months ended November 30, 2009 decreased 5% to $1,989,000 as compared to $2,104,000 for the three months ended November 30, 2008.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended November 30, 2009 decreased to $1,563,000 from $1,638,000 for the comparable period in 2008.  Expressed as a percentage of sales, cost of sale increased to 79% from 78% for the same period in 2008.  This change was due primarily to an increase in direct and indirect labor costs.

Gross profit for the three months ended November 30, 2009 decreased to $426,000 from $466,000 for the three months ended November 30, 2008.  Gross margins on the Company’s sales decreased to 21% for the three months ended November 30, 2009 in comparison to 22% for the three months ended November 30, 2008.  This change was due mainly to an increase in direct and indirect labor costs.

For the three months ended November 30, 2009, the Company shipped 46,687 units as compared to 56,580 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 4% to $5,556,000 for the three months ended November 30, 2009 as compared to an increase of 14% for the three months ended November 30, 2008 as compared to the backlog as of November 30, 2007. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 26% to $2,223,000 in the level of bookings during the three months ended November 30, 2009 when compared with the three months ended November 30, 2008. The decline in bookings for the current quarter is principally a result of a decline in defense spending, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $251,000 for the three months ended November 30, 2009 from $357,000 for the comparable period in 2008.  During the three months ended November 30, 2009, selling, general, and administrative expenses as a percentage of net sales fell to 13% as compared with 17% for the three months ended November 30, 2008.  The percentage decrease was due primarily to decreases in sales wages, sales travel, and sales commissions.

Operating income for the three months ended November 30, 2009 increased to $175,000 as compared to $109,000 for the three months ended November 30, 2008. This increase is due primarily to lower selling, general and administrative expenses as discussed above.

The Company recorded net other income of $4,000 for the three months ended November 30, 2009 as compared to $27,000 for the three months ended November 30, 2008.  Net other income for the three months ended November 30, 2009 consisted entirely of interest income on investment in treasury bills net of changes in market. For the three months ended November 30, 2008, the Company recorded $27,000 of interest income on investment in treasury bills net of changes in market value.  The decrease in interest income is due primarily to lower rates of return on invested funds.

Net income for the three months November 30, 2009 increased to $179,000 as compared to $136,000 for the same period in 2008.  This increase is due to lower selling, general, and administrative expenses as discussed above.

Results of Operations-Nine months ended November 30, 2009 Compared to Nine months ended November 30, 2008:

Net sales for the nine months ended November 30, 2009 decreased 9% to $5,747,000 as compared to $6,344,000 for the nine months ended November 30, 2008.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the nine months ended November 30, 2009 decreased to $4,428,000 from $4,910,000 for the comparable period in 2008.  Expressed as a percentage of sales, cost of sales remained at 77%, equal to the same period in 2008.

Gross profit for the nine months ended November 30, 2009 decreased to $1,319,000 from $1,434,000 for the nine months ended November 30, 2008. Gross margins on the Company’s sales remained at 23%, equal to the same period in 2008. The change in dollar amount was primarily due to a decrease in net sales.

For the nine months ended November 30, 2009, the Company shipped 127,367 units as compared to 244,689 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders decreased 12% to $5,556,000 for the nine months ended November 30, 2009 as compared to an increase of 15% for the nine months ended November 30, 2008 as compared to the backlog on November 30, 2007. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease of 31% in the level of bookings during the nine months ended November 30, 2009 when compared with the amount of bookings for the nine months ended November 30, 2008. The decrease over the current nine month period occurred principally as a result of a decline in defense spending, resulting in a decrease in the monetary value of contracts issued by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $763,000 for the nine months ended November 30, 2009 from $874,000 for the comparable period in 2008.  During the nine months ended November 30, 2009, selling, general, and administrative expenses as a percentage of net sales decreased to 13% as compared to 14% for the nine months ended November 30, 2008.  For the nine months ended November 30, 2009, the Company has experienced higher professional and legal fees offset by lower selling, general and administrative labor costs.

Operating income for the nine months ended November 30, 2009 decreased to $556,000 from $560,000 for the nine months ended November 30, 2008. This decrease is due primarily to a decrease in net sales.

The Company recorded net other income of $24,000 for the nine months ended November 30, 2009 as compared to net other income of $62,000 for the nine months ended November 30, 2008.  Included in net other income was interest income of $15,000 for the nine months ended November 30, 2009 as compared to $62,000 for the nine months ended November 30, 2008.  The decrease in interest income is due primarily to lower interest rates on treasury bills. Also included in net other income for the nine months ended November 30, 2009 was $16,000 of income tax benefit offset by $7,000 of other expense due to the return of a customer overpayment.

Net income for the nine months ended November 30, 2009 decreased to $580,000 from $622,000 for the same period in 2008.  This decrease was due primarily to a lower net sales volume.

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

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a decline in the level of future order intake, and an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash (generated from operations) on hand to satisfy its operating needs during the balance of the current fiscal year.  However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to Commercial Off–The-Shelf (COTS) by the defense industry), the Company might operate at a loss during the next twelve to eighteen months.  Thus, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company may not generate sufficient cash to satisfy its operating needs and will need to utilize its cash reserve. Should the trend of declining order intake continue, the Company has a contingency plan to further reduce its size and thereby reduce its cost of operations within certain limitations.  Over the long-term, the Company believes that if the volume and prices of product sales remain as presently experienced, the Company will generate sufficient cash from operations to sustain operations.  In the event that bookings in the long-term continue to decline significantly below the level experienced during the previous fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

The Company continues to pay its former unsecured creditors at a rate of approximately $7,000 per quarter. This stream of payments will continue until the Company pays the remaining balance of approximately $1,065,000 in full.

The Company reported net income of $580,000 and operating income of $556,000 for the nine months ended November 30, 2009.

At November 30, 2009, February 28, 2009 and November 30, 2008, the Company had cash of approximately $375,000, $440,000 and $68,000, respectively.  The increase in cash due to net income over the nine month period ended November 30, 2009 was offset by decreases to accounts payable, accrued expenses and by an increase in the Company’s investment in treasury bills.

At November 30, 2009, February 28, 2009 and November 30, 2008, the Company had investments in treasury bills of approximately $5,462,000, $5,113,000 and $5,012,000, respectively.

At November 30, 2009, the Company had working capital of $7,567,000 as compared with a working capital at November 30, 2008 of $6,615,000.  At February 28, 2009, the Company had a working capital of $6,972,000.  The $595,000 increase for the nine months ended November 30, 2009 was due mainly to a $308,000 decrease in current liabilities.

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

Date: January 12, 2010
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