Form 10-K
period 2010-02-28
SOLITRON DEVICES INC
filed 2010-05-27
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form           10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one) :

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2009 was $3,651,000 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 20, 2010 was 2,263,775.

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

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 2010 and for the fiscal year ended February 28, 2009 and (ii) contributions to the Company's total order backlog at February 28, 2010 and February 28, 2009.

	% of Total Sales	% of Total Sales	% Backlog	% Backlog
	for Fiscal Year Ended	for Fiscal Year Ended	at	at
	February	February	February	February
Product	28, 2010	28, 2009	28, 2010	28, 2009

Power Transistors	12%	14%	13%	7%
Hybrids	57%	59%	54%	58%
Field Effect Transistors	10%	8%	12%	12%
Power MOSFETS	21%	19%	21%	23%
	100%	100%	100%	100%

The Company’s backlog at February 28, 2010 and revenue for the year ended February 28, 2010 reflect demand for the Company’s products at such date and for such period.  For more information, see “Backlog” below.  The variation in the proportionate share of each product line for each period reflects changes emanating from: demand, Congressional appropriations process and timing associated with awards of defense contracts, and shifts in technology and consolidation of defense prime contractors.

The Company’s semiconductor products can be classified as active electronic components.  Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current.  The Company’s active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete.  Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit.  In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip.  A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated.  Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products.  The latter are designed and manufactured to meet a customer’s particular requirements.  For the fiscal year ended February 28, 2010 approximately 90% of the Company’s sales have been of custom products, and the remaining 10% have been of standard or catalog products.

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

Power Transistors:

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits.  The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 300A or voltages in the range of 30V to 1000V.  The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies’ (e.g., Motorola—now “On” Semiconductors) departure from the military market.  The Company also manufactures power diodes under the same military specification.  Additionally, it manufactures power N-Channel and P-Channel Power MOSFET transistors and is continuously expanding that line in accordance with customers’ requirements.  The Company is qualified to deliver these products under MIL-PRF-19500 in accordance with JAN, JANTX and JANTXV. JAN, JANTX AND JANTXV denotes various quality military screening levels.  The Company manufactures both standard and custom power transistors.

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

Voltage Regulators:

The Company makes standard and custom voltage regulators.

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

ISO 9001:2000

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification.  The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization.   During an August 2004 surveillance audit, the Company was subsequently qualified as meeting the new ISO 9001:2000 standard.   During the fiscal year ended February 28, 2010, the Company underwent an additional surveillance audit that resulted in recertification.

AS9100

In September 2009, Underwriters Laboratories awarded the Company AS9100 qualification as well as re-certification for the ISO 9001:2000 quality management standard certification.  Companies in the aerospace industry are increasingly selecting suppliers on the basis of AS9100 certification. Achieving certified status means that the Company may now obtain new business that may have been out of reach in the past and as obtaining such certification is now a requirement of several customers we expect to maintain ongoing relationships with our existing aerospace customers long into the future.

MARKETING AND CUSTOMERS

The Company’s products are sold throughout the United States and abroad primarily directly and through a network of manufacturers’ representatives and distributors.  The Company is represented (i) in the United States by three representative organizations that operate out of four different locations with 14 salespeople and 2 stocking distributor organizations that operate out of 12 locations and a third stocking distributor that operates out of 350 sales offices worldwide employing 2,700 people and (ii) in the international market by a representative organization in Israel with one salesperson.  The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 28, 2010, the Company sold products to approximately 119 customers. Of these 119 customers, 49 had not purchased products from the Company during the previous fiscal year.   During the fiscal year ended February 28, 2010, Raytheon Company accounted for approximately 39% of total sales, as compared to the 35% it accounted for during the fiscal year ended February 28, 2009. During the fiscal year ended February 28, 2010, sales to BAE Systems accounted for approximately 13% of total sales, as compared to the 11% it accounted for during the fiscal year ended February 28, 2009. Other than Raytheon Company and BAE Systems Australia, the Company had no customers that accounted for more than 10% of net sales during the last fiscal year. Fifteen of the Company’s customers accounted for approximately 88% of the Company’s sales during the fiscal year ended February 28, 2010.  It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period.  As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales.  The Company expects customer concentration to continue.  The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business, financial condition and results of operations of the Company.

During the fiscal year ended February 28, 2010 and since that date, a substantial portion of the Company’s products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States Government.  Accordingly, the Company’s sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities.  As a result of recent Congressional appropriations and a decrease in military spending on programs that the Company participates in, the Company had an 18% decrease in net bookings during the fiscal year ended February 28, 2010 as compared to the previous year.   All of the Company’s contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 16% of the Company’s net sales for the fiscal year ended February 28, 2010 as compared to 14% for the year ended February 28, 2009.  All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, more than 96% of which are scheduled for delivery within 12 months, was approximately  $5,922,000 at February 28, 2010, as compared to $6,304,000 as of February 28, 2009. The entire backlog consisted of orders for electronic components.  The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2011.  In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bookings and Backlog.”

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process.  The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities.  For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company’s backlog as of any particular date may not be indicative of actual sales for any succeeding period.  See “Management’s Discussions and Analysis of Financial Conditions – Result of Operations” for a discussion of the decrease in bookings for the year ended February 28, 2010 as compared to the previous year.

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

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition.    However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability, performance and service. Management believes, however, that to the extent the Company’s business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components.  Additionally, the decline in military orders in programs the Company participates in and the shift in the requirement of the Defense Department whereby the use of Commercial Off The Shelf (COTS) components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share.  As the Company attempts to shift its focus to the sale of products having non-military, non-aerospace applications it will be subject to greater price erosion and foreign competition.   The Company continues its efforts to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company’s capabilities can offer a technological advantage to customers in the motor driver, and power supplies industries.  However, there is no guarantee that the Company will be successful in this effort. The Company continues its effort to offer a solution to customers who seek alternative sources to bi-polar semiconductors that are discontinued by other manufacturers.

The Company has numerous competitors across all of its product lines.   The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company’s products.  A few such major competitors (e.g., IXYS Corporation, Motorola Inc. (now On Semiconductors), Fairchild Semiconductor, among others) have elected to withdraw from the military market altogether. However, there is no assurance that the Company’s business will increase as a result of such withdrawals.  Other competitors in the military market include International Rectifier (the Omnirel Division), Microsemi Corporation (the NES and APT Divisions), M.S. Kennedy Corporation (a wholly owned subsidiary of Anaren, Inc.), Natel Engineering Company and Sensitron Semiconductor.  The Company competes principally on the basis of product quality, turn-around time, customer service and price.  The Company believes that competition for sales of products that will ultimately be sold to the United States government has intensified and will continue to intensify as United States defense spending on high reliability components continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase COTS standard products in lieu of products made in accordance with more stringent military specifications.

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

EMPLOYEES

At February 28, 2010, the Company had 79 employees (as compared to 81 at February 28, 2009), 52 of whom were engaged in production activities, 2 in sales and marketing, 6 in executive and administrative capacities and 19 in technical and support activities. Of the 79 employees, 75 were full time employees and 4 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization.  The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements.  A few of the key suppliers of raw materials and finished packages purchased by the Company are: Egide USA Inc., Platronics Seals, CPS Technologies Corporation, Coining Inc., IXYS Corporation, Purecoat International LLC, Stellar Industries Inc, and Streamtek Ltd. Because of a diminishing number of sources for components and packages in particular, and the sharp increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold.  Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer’s needs, leading to lost revenues.

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

ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, fiscal year 2008, fiscal year 2009, and the current fiscal year.  In February 2009, the Company paid $10,000 to USEPA for fiscal year 2009 based on preliminary net income projections. In June 2009, the Company paid an additional $15,000 pursuant to its obligations under the Settlement Agreement. This amount is carried as an environmental expense. The Company has accrued $40,000 for its remaining minimum obligations under the Settlement Agreement. On March 15, 2010 the Company paid $10,000 to USEPA for fiscal year 2010 based on preliminary net income projections and has accrued an additional $9,000 current liability for fiscal year 2010.  The final amount will be paid to USEPA after the Company’s independent auditor will finish the fiscal year 2010 year-end audit  in  June 2009. This  amount is carried as  an environmental expense.  The Company  has  accrued $40,000 for its remaining minimum obligations under the Settlement Agreement which is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheets at February 28, 2010. In consideration of the payments made by the Company under the Settlement Agreement, USEPA agreed not to sue or take any administrative action against the Company with regard to any of the Sites.  The Company has also been notified by a group of alleged responsible parties formed at the Casmalia Site (“Casmalia PRP Group”) that, based on their review and lack of objection to the Settlement Agreement, the Casmalia PRP Group does not anticipate pursuing Solitron for cost recovery at the Casmalia Site.

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

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”).  By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below.  The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.  At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on December 28, 2009, which provides for the tolling of applicable statutes of limitation through the earlier of November 19, 2010, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site.  It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site.  As of the date of this filing, no such claim has been made by NYDEC. The Clarkstown Landfill Joint Defense Group (“Clarkstown JDG”), a group of potentially responsible parties formed to respond to claims by NYDEC for recovery of closure and clean-up response costs at the Clarkstown Landfill Site, is negotiating with NYDEC to settle the claims of NYDEC against all potentially responsible parties at the Clarkstown Landfill site that participate in the Clarkstown JDG.  In connection with those negotiations, the Clarkstown JDG, by letter dated March 17, 2010, offered to pursue a settlement of NYDEC’s claim against the Company in return for the Company’s agreement to pay the sum of $125,000.00,   representing the Company’s alleged share of the overall settlement with NYDEC.  The Company rejected the settlement offer on March 29, 2010, based on its continuing contention that any claim of NYDEC against the Company was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they received 35% of their claims.  However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled (for more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000.  On February 28, 2010, the remaining balance of these claims was approximately $1,058,000.

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

During fiscal years 2009 and 2010, we continued certain cost-cutting measures originally started several years ago, and we have a plan to implement further cost-saving measures if necessary.  The impact of these cost-reduction efforts on our profitability may be influenced by:

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

During the fiscal year ended February 28, 2010, fifteen customers accounted for approximately 88% of our revenues.  The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business.   Furthermore, due to industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate.  We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

ITEM 3.                 LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of February 28, 2010, we had no known material current, pending, or threatened litigation.

ITEM 4.                 (Removed and Reserved)

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

	FISCAL YEAR ENDED		FISCAL YEAR ENDED
	FEBRUARY 28, 2010		FEBRUARY 28, 2009
	HIGH	LOW	HIGH	LOW

First Quarter	$2.49	$1.70	$3.30	$1.50
Second Quarter	$2.49	$1.53	$3.48	$2.28
Third Quarter	$2.40	$1.71	$2.98	$2.10
Fourth Quarter	$2.53	$2.13	$2.60	$1.65

As of May 20, 2010, there were approximately 1,644 holders of record of the Company’s Common Stock.  On May 20, 2010, the last sale price of the Common Stock as reported on the OTCBB was $2.60 per share.

Certificates representing 38,276 “old shares” of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 28, 2010.  Subsequent to such stock split, these certificates now represent 3,747 shares of Common Stock, which are included in the 2,263,775 shares outstanding as of May 15, 2010.  These “old shares” have been included in the number of shares outstanding as set forth in the Company’s filings with the commission since the date of such stock split through its Annual Report on Form 10-K for the period ended February 28, 2010.

The Company has not paid any dividends since emerging from bankruptcy in 1993 and the Company does not contemplate declaring dividends in the foreseeable future.  Pursuant to the Company’s ability to pay its settlement proposal with the USEPA, the Company agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities is agreed upon and paid in full.

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(Dollars in Thousands)
	Year Ended February 28,
	2010	2009

Net Sales	$7,723	$8,459
Cost of sales	5,874	6,338
Gross profit	1,849	2,121
Selling, general and administrative expenses	1,092	1,191
Operating income	757	930
Environmental Expenses	(4)	(15)
Interest income	18	64
Other income, net	13	12
Income tax expense	(14)	(22)
Net income	$770	$969

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 28, 2010, the Company’s book-to-bill ratio was approximately .95 as compared to approximately 1.06 for the fiscal year ended February 28, 2009 reflecting a decrease in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

RESULTS OF OPERATIONS

2010 vs. 2009
Net sales for the fiscal year ended February 28, 2010 decreased by approximately 9% to $7,723,000 versus $8,459,000 during the fiscal year ended February 28, 2009, as a result of a decrease in the demand for the Company’s products due to changes in defense spending on military programs the Company supports, as well as decreased delivery requirements by its customers.

Net bookings were less than net sales by approximately 5%; thus, the backlog decreased from $6,304,000 as of February 28, 2009 to $5,922,000 as of February 28, 2010.   The Company has experienced a decrease in the level of bookings of approximately 18% for the year ended February 28, 2010 as compared to the previous year primarily due to changes in military spending on programs the Company supports and to the downturn in the general economy.

During the year ended February 28, 2010, the Company shipped 160,500 units as compared with 249,919 units shipped during the year ended February 28, 2009.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of sales for the fiscal year ended February 28, 2010 decreased to $5,874,000 from $6,338,000 for the fiscal year ended February 28, 2009.   Expressed as a percentage of sales, cost of sales increased from approximately 75% for the fiscal year ended February 28, 2009 to approximately 76% for the fiscal year ended February 28, 2010.  This increase as a percentage of sales was principally as a result of higher direct and indirect labor and manufacturing overhead costs.

During the year ended February 28, 2010, the Company’s gross profit was $1,849,000 (24% margin) as compared to $2,121,000 (25% margin) for the year ended February 28, 2009.  The gross profit decrease was due principally to lower sales and higher other costs cited above.

During the year ended February 28, 2010, selling, general and administrative based expenses, as a percentage of sales, increased to approximately 15%, as compared to 14% for the year ended February 28, 2009.  Selling, general and administrative expenses decreased approximately 8% to $1,092,000 for the fiscal year ended February 28, 2010 from $1,191,000 for the fiscal year ended February 28, 2009.  This decrease is primarily the result of a decrease in sales wages and sales travel.

Operating income for the fiscal year ended February 28, 2010 was $757,000 as compared to an operating income of $930,000 for the fiscal year ended February 28, 2009.  This decrease was primarily attributable to lower sales and higher other costs cited above.

Interest income for the fiscal year ended February 28, 2010 decreased to $18,000 from $64,000 during the fiscal year ended February 28, 2009.  This decrease was attributable to lower interest rates earned on cash and cash equivalents.

Environmental expenses for the fiscal year ended February 28, 2010 decreased to $4,000 from $15,000 for the fiscal year ended February 28, 2009.  This decrease was due to a lower amount due to USEPA under the Company’s Ability to Pay Multi-Site Settlement Agreement with USEPA dated February 4, 2006 as described earlier under “Business – Environmental Liabilities”.

Net income for the fiscal year ended February 28, 2010 was $770,000 as compared to net income of $969,000 for the fiscal year ended February 28, 2009.  This decrease is attributable a decrease in sales and to increases in direct and indirect labor and manufacturing overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $300,000 for the next fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a steady level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of   profit levels and continued price pressures due to intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months and the current level of payments to its pre-bankruptcy creditors.  However, due to the level of current backlog and projected new order intake (due to the status of the general economy and the shift to Commercial Off–The-Shelf (COTS) by the defense industry), the Company might operate at breakeven or at a small loss during part of the next fiscal year.

Over the long term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes it will generate sufficient cash to satisfy its operating needs and the level of payments to pre-bankruptcy creditors it has maintained over the last 17 years. In  the event that bookings in  the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

At February 28, 2010 and February 28, 2009 respectively, the Company had cash and cash equivalents of  $400,000 and $440,000.  The cash decrease was primarily due to an increase in the Company’s investment in treasury bills. At February 28, 2010 and February 28, 2009 respectively, the Company had investments in Treasury bills of $5,601,000 and $5,113,000 . The increase in investments was primarily due to investing free cash from operations.

At February 28, 2010, the Company had working capital of $7,752,000 as compared with a working capital at February 28, 2009 of  $6,972,000.  The increase was due to an increase in the Company’s investment in treasury bills.

See “Environmental Liabilities”, “Bankruptcy Proceedings” and “Properties” in Part I, Items 1 and 2, for more information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2010, the Company’s net bookings were $7,341,000 in new orders as compared with $8,932,000 for the year ended February 28, 2009, reflecting a decrease of approximately 18%. The Company’s backlog decreased to $5,922,000 at February 28, 2010 as compared with $6,304,000 as of February 28, 2009, reflecting a 6% decrease.  In the event that bookings in the long-term decline significantly below the level experienced in the period ended February 28, 2010, the Company may be required to implement cost-cutting and other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects and current productivity.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Management’s Report on Internal Control over Financial Reporting

Management of Solitron Devices, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2010.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2010.

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

Solitron Devices, Inc.

May 24, 2010

Independent Auditors Report

To the Board of Directors and
Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheets of. Solitron Devices, Inc. as of February 28, 2010 and 2009 and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended. Solitron Devices, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 28, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Friedman, Cohen, Taubman & Company LLC
Plantation, Florida
May 24, 2010

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

	2010	2009
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$400	$440
Treasury bills	5,601	5,113
Accounts receivable, less allowance for doubtful accounts of $2 and $7, respectively	685	871
Inventories, net (Note 4)	2,809	2,569
Prepaid expenses and other current assets	125	139
TOTAL CURRENT ASSETS	9,620	9,132

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	561	581

OTHER ASSETS	52	52
TOTAL ASSETS	$10,233	$9,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-Post-petition	$266	$443
Accounts payable-Pre-petition, current portion (Note 2)	1,058	1,086
Customer deposits	39	61
Accrued expenses and other current liabilities (Note 6)	505	570
TOTAL CURRENT LIABILITIES	1,868	2,160

LONG-TERM LIABILITIES, net of current portion	148	158
TOTAL LIABILITIES	2,016	2,318

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,775 shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained earnings	5,461	4,691
TOTAL STOCKHOLDERS' EQUITY	8,217	7,447
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,233	$9,765

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

	2010	2009
	(in thousands, except for share and per share amounts)

Net sales	$7,723	$8,459
Cost of sales	5,874	6,338
Gross profit	1,849	2,121
Selling, general and administrative expenses	1,092	1,191
Operating income	757	930
Other income (expenses):
Environmental expenses	(4)	(15)
Interest income	18	64
Other, net (Note 14)	13	12
Income before provision for income taxes	784	991
Provision for income taxes	14	22

Net income	$770	$969

Income per share from continuing operations-Basic	$0.33	$0.41
Income per share from continuing operations-Diluted	$0.31	$0.38

Net income per share-Basic	$0.34	$0.43
Net income per share-Diluted	$0.31	$0.39

Weighted average shares outstanding-Basic	2,263,775	2,263,253
Weighted average shares outstanding-Diluted	2,452,601	2,454,155

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF  STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

	Common Stock		Additional
	Number of		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
(in thousands, except for number of shares)

Balance, February 28, 2008	2,263,037	$23	$2,733	$3,722	$6,478

Fractional shares issued in lieu of cash	738

Net income	-	-	-	969	969

Balance, February 28, 2009	2,263,775	23	2,733	4,691	7,447

Net income	-	-	-	770	770

Balance, February 28, 2010	2,263,775	$23	$2,733	$5,461	$8,217

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

	2010	2009
	(in thousands)

Net income	$770	$969

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	202
Decrease (increase) in operating assets and liabilities:
Accounts receivable	186	155
Inventories	(240)	416
Prepaid expenses and other current assets	14	(35)
Other assets	-	193
Increase (decrease) in:
Accounts payable-post-petition	(177)	(86)
Accounts payable-pre-petition	(28)	(28)
Customer deposit	(22)	(326)
Accrued expenses and other liabilities	(65)	16
Other long-term liabilities	(10)	(187)
Total adjustments	(147)	320
NET CASH PROVIDED BY OPERATING ACTIVITIES	623	1,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in treasury bills	(488)	(703)
Purchase of property, plant and equipment	(175)	(221)
NET CASH (USED IN) INVESTING ACTIVITIES	(663)	(924)

Net increase (decrease) in cash and cash equivalents	(40)	365

Cash and cash equivalents – beginning of the year	440	75

Cash and cash equivalents - end of the year	$400	$440

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Activities
Solitron Devices, Inc., a Delaware corporation (the “Company” or “Solitron”), designs, develops, manufactures, and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets.  The Company was incorporated under the laws of the State of New York in 1959 and reincorporated under the laws of the State of Delaware in August 1987.

Change of Entity
During the fiscal year ended February 29, 2009 the Company dissolved its subsidiaries, all of which were inactive, by board resolution and the Company dropped the titles  “Consolidated” and  “And Subsidiaries” from its financial statements.

Basis of Presentation
The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market accounts.

Investment in Treasury Bills
Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value.

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of February 28, 2010 and $7,000 as of February 28, 2009.

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

The Company’s inventory valuation policy is as follows:

Raw material /Work in process:
All material purchased, processed, and/or used in the last two fiscal years is valued at the lower of its acquisition cost or market.  All material not purchased/used in the last two fiscal years is fully reserved for.

Finished goods:	All finished goods with firm orders for later delivery are valued (material and overhead) at the lower or cost or market. All finished goods with no orders are fully reserved.

Direct labor costs:
Direct labor costs are allocated to finished goods and work in process inventory based on engineering estimates of the amount of man-hours required from the different direct labor departments to bring each device to its particular level of completion.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Property, Plant and Equipment
Property, plant, and equipment is recorded at cost.  Major renewals and improvements are capitalized, while maintenance and repairs that do not extend their expected life are expensed as incurred.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets:

Leasehold Improvements	4-10 years
Machinery and Equipment	5 years

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.  As of February 28, 2010 and 2009, $150,000 and $190,000 respectively, of the Company’s cash reserves were subject to this risk.  With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

Revenue Recognition
Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.  This pronouncement requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met.  The criteria are usually met at the time of product shipment. Shipping terms are generally FCA (Free Carrier) shipping point.

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

The Company adopted new guidance related to accounting for uncertainty in income taxes in accordance with FASB Interpretation Number 48 (FIN 48) and began evaluating tax positions utilizing a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.  Solitron has adopted FIN 48 and there if no material impact on its financial condition, results of operations, cash flows, or disclosures.

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

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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

2.  PETITION IN BANKRUPTCY

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

(a)           Pursuant to the Plan of Reorganization, the Company was required to make quarterly payments to holders of unsecured claims until they receive 35% of their pre-petition claims over a period of ten years beginning in approximately May 1995.  However, due to negotiations between the parties, the unsecured creditors agreed to a reduced payment schedule and the Company agreed to make payments until its obligations are fulfilled.  At February 28, 2010, the Company is scheduled to pay approximately $1,058,000 to holders of allowed unsecured claims in quarterly installments of approximately $7,000.  As of February 28, 2010, the amount due to holders of allowed unsecured claims is accrued as a current pre-petition liability.

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

(c)           Under the Plan, the Company is required to remediate its former non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida.  The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties.   The Riviera Beach Property was sold on October 12, 1999 by the Company.  Under the terms of the sale, USEPA received the net proceeds of $419,000.  USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs.  The Port Salerno (formerly occupied by Solitron Microwave) property was sold on March 17, 2003.  Under the terms of the sale, USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds).  Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions.  In connection with facilitating the remediation of the property, the Company will  also, to the extent the proceeds from the sale or lease of  these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995:  (i) year 1 - $5,000 per month;  (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month.  As of February 28, 2010, the Company has deposited $90,000 into the escrow accounts.  As of February 28, 2010, approximately $58,000 remains in the Port Salerno escrow account.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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

3.  EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Fiscal Year Ended
	February 28,
	2010	2009
Weighted average common shares outstanding	2,263,775	2,263,253
Dilutive effect of employee stock options	188,826	190,902
Weighted average common shares outstanding, assuming dilution	2,452,601	2,454,155

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For fiscal years 2010 and 2009 respectively, 13,500 and 13,800 of the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.  These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

4.  INVENTORIES

As of February 28, 2010, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,515,000	$(379,000)	$1,136,000
Work-In-Process	2,364,000	(760,000)	1,604,000
Finished Goods	557,000	(488,000)	69,000
Totals	$4,436,000	$(1,627,000)	$2,809,000

As of February 28, 2009, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,462,000	$(319,000)	$1,143,000
Work-In-Process	1,963,000	(614,000)	1,349,000
Finished Goods	509,000	(432,000)	77,000
Totals	$3,934,000	$(1,365,000)	$2,569,000

5. PROPERTY, PLANT AND EQUIPMENT

As of February 28, 2010 and 2009, property, plant, and equipment consist of the following:

	2010	2009
Leasehold Improvements	$200,000	$197,000
Machinery and Equipment	2,156,000	1,983,000
Subtotal	2,356,000	2,180,000
Less: Accumulated Depreciation and Amortization	(1,795,000)	(1,599,000)
Net Property, Plant and Equipment	$561,000	$581,000

Depreciation and amortization expense was $195,000 and $202,000 for the years ended 2010 and 2009 respectively, and is included in Cost of Sales in the accompanying Statements of Income.

6. ACCRUED EXPENSES

As of February 28, 2010 and 2009, accrued expenses and other current liabilities consist of the following:

	2010	2009
Payroll and related employee benefits	$469,000	$522,000
Income taxes	14,000	22,000
Property taxes	7,000	7,000
Environmental liabilities	4,000	15,000
Other liabilities	11,000	4,000
Totals	$505,000	$570,000

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

7. LONG-TERM LIABILITIES

As of February 28, 2010 and 2009, long-term liabilities consist of the following items:

	2010	2009
Environmental liability	$148,000	$158,000

Environmental liability has an estimated payout period of seven years at a discounted interest rate of 8.25%.  Environmental liability is shown net of an interest discount of $54,000.

Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

Fiscal Year Ending February 28/29	2010
2011	$27,000
2012	27,000
2013	27,000
2014	27,000
2015	27,000
Thereafter	13,000
Total	$148,000
8.  INCOME TAXES

At February 28, 2010, the Company has net operating loss carryforwards of approximately $15,958,000 that expire through 2015.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at February 28, 2010 and 2009:

Deferred tax assets:	2010	2009
Loss carryforwards	$6,005,000	$3,266,000
Allowance for doubtful accounts	1,000	3,000
Inventory allowance	612,000	3,545,000
Depreciation	109,000	80,000
Section 263A capitalized costs	126,000	342,000
Total deferred tax assets	6,853,000	7,236,000
Valuation allowance	(6,853,000)	(7,236,000)
Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the years ended February 28, 2010 and 2009.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 28, 2010 and 2009 is as follows:

	2010	2009
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative Minimum Taxes	0.1	0.0
Effective income tax rate	0.1%	0.0%

9. STOCK OPTIONS

The Company’s 2000 Stock Option Plan provides that stock options are valid for ten years and vest twelve months after the award date unless otherwise stated in the option awards.

On January 23, 2006, the Board of Directors granted stock options to certain key employees and directors. The options, which become vested on January 23, 2007, were for a total of 14,700 shares and the exercise price was fixed at $3.95 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through January 23, 2016.

On May 16, 2005, the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on May 15, 2006, were for a total of 47,000 shares and the exercise price was fixed at $0.75 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 15, 2015.

On May 17, 2004, the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on May 16, 2005, were for a total number of 47,500 shares and the exercise price was fixed at 1.05 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 16, 2014.

On May 17, 2004, the Board of Directors awarded the Company’s President options totaling 175,636 shares, which are fully vested.  The exercise price of these options was fixed at $1.05 per share (the closing price on the OTCBB at the time of the grant).

In December 2000, a grant equal to 10% of the outstanding shares (254,624) was made to the Company’s President at the exercisable price of $0.40 per share (the closing stock price on the date of the grant). Fifty percent  (50%) of the total number of shares is immediately exercisable and the other 50% vests in five equal installments over the following five years.  All of these options are now fully vested.

The Company’s 2007 Stock Incentive Plan allows the Company to grant common stock, options, restricted stock, and stock appreciation rights to eligible individuals.  As of February 28, 2010, the Company had not granted any awards under the 2007 Stock Incentive Plan.

Below is a summary of the Company’s Stock Option Activity:
	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, February 28, 2008	467,060	$0.767	6.5	880,000

Balance, February 28, 2009	467,060	$0.767	5.5	412,000
Expired or Cancelled	(300)
Balance, February 28, 2010	466,760	$0.767	4.5	814,000

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

No options were granted or exercised in the years ended February 28, 2010 and February 28, 2009.

All of the Company’s outstanding options were vested as of February 28, 2010.  No shares vested during the years ended February 28, 2010 and February 28, 2009.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2010:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number of Outstanding Options	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.400	$0.400	254,624	1 years	$0.400	254,624	$0.400
$1.050	$1.050	176,636	5 years	$1.050	176,636	$1.050
$0.750	$0.750	22,000	6 years	$0.750	22,000	$0.750
$3.950	$3.950	13,500	6 years	$3.950	13,500	$3.950
		466,760		$0.767	466,760	$0.767

All options with a remaining contractual life outstanding are fully vested.

10.  EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service.  Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation.  In addition, the Company may make additional contributions at its discretion.  The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2010 and February 28, 2009.

11. EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2010 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$48,000	$933,000	$2,000	$4,000	$987,000
Canada and Latin America	34,000	0	30,000	2,000	66,000
Far East and Middle East	2,000	0	0	189,000	191,000
United States	849,000	3,466,000	739,000	1,425,000	6,479,000
Totals	$933,000	$4,399,000	$771,000	$1,620,000	$7,723,000

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2009 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$76,000	$914,000	$42,000	$0	$1,032,000
Canada and Latin America	26,000	0	10,000	22,000	58,000
Far East and Middle East	20,000	0	3,000	66,000	89,000
United States	1,039,000	4,094,000	618,000	1,529,000	7,280,000
Totals	$1,161,000	$5,008,000	$673,000	$1,617,000	$8,459,000

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers accounted for 52% of net sales for the year ended February 28, 2010 as compared with 46% of the Company's net sales for the year ended February 28, 2009.  Sales to Raytheon Company accounted for approximately 39% of net sales for the year ended February 28, 2010 and 35% for the year ended February 28, 2009.  Sales to BAE Systems Australia accounted for approximately 13% of net sales for the year ended February 28, 2010 and 11% for the year ended February 28, 2009.

12. MAJOR SUPPLIERS

For the year ended February 28, 2010, purchases from the Company’s two top suppliers, Platronics Seals and Streamtek Electronics Ltd., accounted for 26% of the Company's total purchases of production materials. For the year ended February 28, 2009, purchases from the Company’s two top suppliers, Platronics Seals and Egide USA Inc., accounted for 19% of total purchases of production materials.

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

The Company accrued $93,000 as a bonus to Mr. Saraf for the fiscal year ended February 28, 2010.  The Compensation Committee will meet on May 24, 2010 to approve the bonus to be paid during June 2010.

The Company accrued $131,000 as a bonus to Mr. Saraf for the fiscal year ended February 28, 2009.  The Compensation Committee met and approved the bonus that was paid in June 2009.

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

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Environmental Compliance:
The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006,  fiscal year 2008, and  fiscal year 2009. On March 15, 2010 the Company paid $10,000 to USEPA for fiscal year 2010 based on preliminary net income projections and has accrued an additional $4,000 current liability for fiscal year 2010.  The final amount will be paid to USEPA after the Company’s independent auditor will finish the fiscal year 2010 year-end audit  in  June 2009. This  amount is carried as  an environmental expense.  The Company  has  accrued $40,000 for its remaining minimum obligations under the Settlement Agreement which is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheets at February 28, 2010.

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

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

By letter dated November 16, 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site of $214,800.  The Company has accrued a long term environmental liability of $118,000 for this expense, which is the present value of 28 equal quarterly payments at 8.25% assumed interest. FDEP further notified the Company that FDEP required the Company to resume payments under Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment.  During a follow up telephone conversation with the Company’s attorney, FDEP advised the Company that FDEP will prepare a justification for the asserted unreimbursed expenses.  Upon receipt of the cost reimbursement package, the Company is required to transfer $55,000.00 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses that are otherwise recoverable under the Consent Final Judgment.  FDEP further stated, during the telephone conversation, that FDEP will work with the Company to establish a reduced payment schedule for the Company to resume under the Consent Final Judgment based on an appropriate showing by the Company of financial hardship.  The Company is currently awaiting receipt of FDEP’s cost reimbursement package.  Upon receipt of that documentation, the Company will be required to provide a recommendation to FDEP for resumption of payments to FDEP under the Consent Final Judgment based on the Company’s present ability to pay.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”).  By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below.  The Company contends that, to the extent that

NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.  At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on October 8, 2007, which provides for the tolling of applicable statutes of limitation through the earlier of June 26, 2009, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site.  It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site.  As of the date of this filing, no such claim has been made. The Clarkstown Landfill Joint Defense Group (“Clarkstown JDG”), a group of potentially responsible parties formed to respond to claims by NYDEC for recovery of closure and clean-up response costs at the Clarkstown Landfill Site, is negotiating with NYDEC to settle the claims of NYDEC against all potentially responsible parties at the Clarkstown Landfill site that participate in the Clarkstown JDG.  In connection with those negotiations, the Clarkstown JDG, by letter dated March 17, 2010, offered to pursue a settlement of NYDEC’s claim against the Company in return for the Company’s agreement to pay the sum of $125,000.00, representing the Company’s alleged share of the overall settlement with NYDEC.  The Company rejected the settlement offer on March 29, 2010, based on its continuing contention that any claim of NYDEC against the Company was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.

Operating Leases
In 2001, the Company entered into a lease agreement for its production facility.  The lease has a 10-year term, which expires in December 2011 and has no option to renew under current terms.  The lease is subject to escalations based on operating expenses.  Future minimum lease payments for this non-cancelable operating lease is as follows:

Fiscal Year Ending February 28/29	Amount
2011	481,000
Thereafter	411,000
Total	$892,000

Total rent expense was $480,000 for the year ended February 28, 2010 as compared with $443,000 for the year ended February 28, 2009.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

14. OTHER INCOME

During the fiscal year ended February 28, 2010, the Company recognized approximately $13,000 of other income attributable to attributable to $16,000 of income tax benefit offset by $3,000 of other expenses.  During the fiscal year ended February 28, 2009, the Company recognized approximately $12,000 of other income attributable to receivable adjustments.

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

			Year
			First	Term As
			Became	Director
Name	Age	Position with Solitron	Director	Expires(1)

Shevach Saraf	67	Chairman of the Board,	1992	Expired
		Chief Executive Officer,
		President, Chief Financial Officer
		and Treasurer

Dr. Jacob A. Davis (2)	73	Director	1996	Expired

Mr. Joseph Schlig (2)	82	Director	1996	Expired

1)   The term of each Director has expired.  Each Director shall continue in office until his successor is elected at the next annual meeting of stockholders.
2)   A member of the Audit Committee and Compensation Committee.

Mr. Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992, Chairman of the Board since September 1993 and Chief Financial Officer since 2000. He has 45 years experience in operations and engineering management with electronics and electromechanical manufacturing companies.

Before joining Solitron in 1992, Mr. Saraf was Vice President of Operations and a member of the Board of Directors of Image Graphics, Inc (“Image Graphics”), a military and commercial electron beam recorder manufacturer based in Shelton, CT.  As head of Image Graphics’ engineering, manufacturing materials and field service operations, he turned around the firm’s chronic cost and schedule overruns to on-schedule and better-than-budget performance.  Earlier, he was President of Value Adding Services, a management consulting firm in Cheshire, CT.  This company provided consulting and turnaround services to electronics and electromechanical manufacturing companies with particular emphasis on operations.  From 1982-1987, Mr. Saraf was Vice President of operations for Harmer Simmons Power Supplies, Inc., a power supplies manufacturer in Seymour, CT.  He founded and directed all aspects of the company’s startup and growth, achieving $12 million in annual sales and a staff of 180 employees.  Mr. Saraf also held executive positions with Photofabrication Technology, Inc. and Measurements Group of Vishay Intertechnology, Inc.

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

Dr. Jacob (Jay) A. Davis was elected a Director of the Company on August 26, 1996. Dr. Davis also serves as the Chairman of the Compensation Committee and a member of the Audit Committee.  From 1995 to 1999, he was Vice President of Business Planning and Finance for AET, Inc, a developing software company based in Melbourne, Florida. He has served on the Board of AET since the inception of the company in 1995.  In 1994 and 1995, he was Visiting Professor in Engineering Management at Florida Institute of Technology.  He was a Vice-Chairman of the Brevard SCORE Chapter and has devoted significant time to counseling with local businesses.  He was an active member of the International Executive Service Corps (IESC) serving in South Russia during May and June of 1996, and again in February and March of 1998.

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

Prior to 1985, Mr. Schlig had many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon.  Mr. Schlig has also operated several small/medium size companies in both the public and private sectors.  He also served as a director of the Trumbull Technology Foundation and as a Director of the MIT Enterprise Forum of Connecticut and served as a director of the Bridgeport [Connecticut] Economic Development Corporation.  He was an alternate member of the Board of Finance of the Town of Trumbull, Connecticut.  He is currently a Trustee of the Trumbull Public Library System.

Mr. Schlig brings merger and acquisition experience to the Board of Directors as well as the experience of having held CEO and CFO positions with companies in the public sector.  He was also a director of a public technology company whose primary business was with agencies of the US government.  In addition, he has been engaged with technology companies both domestically and internationally.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission.  Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 28, 2010, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were timely filed, except that GRT Deep Woods GP, L.L.C., a ten percent stockholder of the Company, untimely filed a Form 3 on June 2, 2009 and a Form 4 reporting one transaction, which Form 4 was filed on June 2, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named officer for the fiscal years ended February 28, 2010 and February 28, 2009.

Name and Principal Position	Year	Salary($)	Bonus($)		All Other Compensation($)		Total($)
Shevach Saraf	2010	290,384	92,571	(1)	24,627	(2)	407,582
Chairman of the Board,	2009	271,346	130,883	(3)	22,358	(2)	424,587
President, CFO, Treasurer

(1)
The Compensation Committee met on May 24, 2010 and approved a bonus of $92,571 to Mr. Saraf for fiscal year ended February 28, 2010  to be paid during June 2010. This amount was accrued in fiscal year 2010.

(2)	Life, Disability, & Medical Insurance premiums plus personal car expenses.
(3)	The Company accrued $130,883 for a bonus to Mr. Saraf for fiscal year ended February 28, 2009. The Compensation Committee met and approved the bonus and the bonus was paid during June 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 2010 held by the following named officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Shevach Saraf	254,624	-	-	$.40	(2)
	175,636	-	-	$1.05	(2)

(1) These options were fully vested as of February 28, 2010.
(2) These options do not expire.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid In Cash($)	Non-Equity Incentive Plan Compensation($) (2)	Total($)
Dr. Jacob A. Davis (1)	12,000	9,000	21,000
Mr. Joseph Schlig (1)	12,000	9,000	21,000

(1)	As of February 28, 2010, the directors hold fully vested unexercised options in the following amounts: Dr. Davis: 11,000 shares, Mr. Schlig: 3,000 shares.
(2)	During fiscal year 2010, the Company paid each of its directors $9,000 as additional incentive for services rendered during fiscal year 2009.

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

The President of the Company may also participate in the Company’s 2000 Stock Option Plan, the Company’s 2007 Stock Incentive Plan, the Company’s deferred Compensation Plan and the Company’s Employee 401-K and Profit Sharing Plan (the “Profit Sharing Plan”).  During the fiscal year ended February 28, 2010, no amounts were deferred by executive officers under the Company’s deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

Based upon the Compensation Committee’s review of the Company's compensation design features, and the Company's applied compensation philosophies and objectives, the Compensation Committee determined that risks arising from the Company's compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of  May 14, 2010  by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below.  Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned.  Except as noted below, all shares were owned directly with sole voting and investment power.
Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)

Shevach Saraf
3301 Electronics Way	650,415	(2)	28.73%
West Palm Beach, FL 33407

Dr. Jacob Davis
370 Franklyn Avenue	11,000	(2)	*
Indialantic, FL 32903

Joseph Schlig
129 Mayfield Drive	7,000	(2)	*
Trumbull, CT 06611

All Executive Officers and
Directors as a Group (3 persons)	668,415	(2)	29.53%

John Stayduhar	285,232	(3)	12.60%
C/O John Farina
1610 Forum Place #900
West Palm Beach, FL 33401

Alexander C. Toppan	179,500	(4)	7.93%
40 Spectacle Ridge Road
South Kent, CT 06785

GRT Capital Partners LLC	226,048	(5)	9.99%
50 Milk Street, 21st Floor
Boston, MA 02109

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

(3)	This number is based solely on the Schedule 13D filed with the Commission on December 2, 2008. The address of the reporting person is 3597 Birdie Drive, #406, Lake Worth, FL 33467.

(4)	This number is based solely on the Schedule 13G/A filed with the Commission on January 11, 2008. The address of the reporting person is 40 Spectacle Ridge Road, South Kent, CT 06785

(5)	This number is based solely on the Schedule 13G filed with the Commission on February 8, 2010. The address of the reporting person is 50 Milk Street, Floor 21, Boston, MA 02109.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	466,760	$0.767	739,940	(1)
Total	466,760	$0.767	739,940	(1)

(1) Consists of 39,940 shares of common stock available under the Solitron Devices, Inc. 2000 Stock Option Plan (the “2000 Plan”) and 700,000 shares of common stock available under the Solitron Devices, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).

The 2000 Plan was created effective July 10, 2000 to provide employees with an opportunity to acquire a proprietary interest in the Company.  Options issued under the 2000 Plan are for the purchase of Solitron Devices, Inc. common stock, par value of $0.01 per share, and are priced at the closing price on the date of the grant.  Options may be granted under the 2000 Plan to any employee, officer, or director of the Company as well as to any independent contractor or consultant performing services for the Company.  Options granted have a one-year vesting period and expire ten years from the date of grant.  Options granted are not transferable and have restrictions placed on their exercise in the event of termination of employment, death, or disability. Each option granted under the 2000 Plan is a non-qualified stock option that is not intended to meet the requirements of Section 422 of the Code.

The 2007 Plan was created effective June 4, 2007 to enable the Company to attract, retain, reward and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the stockholders of the Company.  Pursuant to the 2007 Plan, the Company may grant common stock, options, restricted stock, stock appreciation rights to eligible individuals.  Pursuant to the 2007 Plan, the Company is authorized to grant incentive awards for up to 700,000 shares of common stock subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.  All employees, officers, directors (employee or non-employee directors) of the Company are eligible to receive awards under the 2007 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company did not have any related party transactions, as described in Item 404(a) of Regulation S-K, during fiscal 2010 and 2009.

Director Independence

The Board of Directors is currently composed of three directors, Mr. Saraf, Dr. Davis and Mr. Schlig.  Dr. Davis and Mr. Schlig each meet the criteria for independence specified in the listing standards of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

DeLeon & Company, P.A.

Effective January 9, 2009, the Company terminated the engagement of DeLeon & Company, P.A. ("DL&C") as the Company's independent registered accountant.

The aggregate fees paid by the Company for the years ended February 28, 2010 and February 28, 2009, to its former accounting firm, DL&C are as follows:

Audit Fees:  The aggregate fees for professional services rendered by DL&C in connection with (i) the audit of our annual financial statements (Form 10-K), and (ii) reviews of our quarterly financial statements (Form 10-Q) for the years ended February 28, 2010 and February 28, 2009, were approximately  $11,000 and $46,000 respectively.

Tax Fees:  The aggregate fees for professional services rendered by DL&C for tax compliance for the years ended February 28, 2010 and February 28, 2009 were approximately $0 and $5,000 respectively.  There were no other fees paid for tax services for the years ended February 28, 2010 and February 28, 2009.

Friedman, Cohen, Taubman & Company LLC

Effective January 9, 2009, the Company engaged Friedman, Cohen, Taubman & Company LLC ("FCT") as its independent registered public accountant.

The aggregate fees paid by the Company for the fiscal years ended February 28, 2010 and February 28, 2009, to its current accounting firm, FCT are as follows:

Audit Fees:  The aggregate fees for professional services rendered by FCT in connection with the audit of our annual financial statements (Form 10-K), for work performed during the fiscal years ended February 28, 2010 and February 28, 2009, were approximately $51,000 and $13,000 respectively.

Tax Fees:  The aggregate fees for professional services rendered by FCT for tax compliance for the years ended February 28, 2010 and February 28, 2009 were approximately $3,000 and $0 respectively.  There were no other fees paid for tax services for the years ended February 28, 2010 and February 28, 2009.

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by DL&C and FCT during the years ended February 28, 2010 and February 28, 2009, as described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the Index set forth on Page 23 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3) Exhibits

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

10.8+	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company's Form 8-K dated June 8, 2007, as amended by the Company's Form 8-K/A, dated June 12, 2007).

16.1	Letter from DeLeon & Company, P.A. dated January 28, 2009 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K/A filed January 30, 2009)

23 *                 Consent of Independent Registered Public Accounting Firm

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Management contracts or compensatory plans, contracts or arrangements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOLITRON DEVICES, INC.

/s/ Shevach Saraf
By:	Shevach Saraf
Title:	Chairman of the Board, President,
Chief Executive Officer, Treasurer and
Chief Financial Officer
(Principal executive officer, principal
financial officer)

Date: May 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf		May 24, 2010
Shevach Saraf	Chairman of the Board,
President, Chief
Executive Officer, Treasurer and Chief Financial Officer.
(Principal executive officer, principal
financial officer)

/s/ Jacob Davis		May 24, 2010
Jacob Davis	Director

/s/ Joseph Schlig		May 24, 2010
Joseph Schlig	Director

/s/ Arthur LaPlante		May 24, 2010
Arthur LaPlante	Controller

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

23	Consent of Independent Registered Public Accounting Firm

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.