Form 10-Q
period 2010-05-31
SOLITRON DEVICES INC
filed 2010-07-14
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 13, 2010 was 2,263,775.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.
PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited)

		Condensed Balance Sheets	3
		May 31, 2010 and February 28, 2010

		Condensed Statements of Income	4
		Three Months Ended May 31, 2010 and 2009

		Condensed Statements of Cash Flows	5
		Three Months Ended May 31, 2010 and 2009

		Notes to Condensed Financial Statements	6-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	12-14

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	14-15

Item	4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item	6.	Exhibits	16

Signatures			17

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF MAY 31, 2010 AND FEBRUARY 28, 2010
(Unaudited)

	May 31,	Feb 28,
	2010	2010
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$243	$400
Treasury bills	5,846	5,601
Accounts receivable, less allowance for doubtful accounts of $2	926	685
Inventories, net (Note 5)	2,859	2,809
Prepaid expenses and other current assets	136	125
TOTAL CURRENT ASSETS	10,010	9,620

PROPERTY, PLANT AND EQUIPMENT	579	561

OTHER ASSETS	65	52
TOTAL ASSETS	$10,654	$10,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-Post-petition	$310	$266
Accounts payable-Pre-petition, current portion	1,051	1,058
Customer deposits	214	39
Accrued expenses and other current liabilities (Note 8)	569	505
TOTAL CURRENT LIABILITIES	2,144	1,868

LONG-TERM LIABILITIES, net of current portion	138	148
TOTAL LIABILITIES	2,282	2,016

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,263,775 shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained earnings	5,616	5,461
TOTAL STOCKHOLDERS' EQUITY	8,372	8,217
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,654	$10,233

The accompanying notes are an integral part of the condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED MAY 31, 2010 AND MAY 31, 2009
(Unaudited)

	2010	2009
	(in thousands, except for share and per share amounts)

Net sales	$2,123	$1,820
Cost of sales	1,678	1,549
Gross profit	445	271
Selling, general and administrative expenses	292	271
Operating income	153	-
Other income (expenses)
Interest income	5	7
Other, net	-	(6)
Income before provision for income taxes	158	1
Provision for income taxes	3	-

Net income	$155	$1

Income per share from continuing operations-Basic	$0.07	$.00
Income per share from continuing operations-Diluted	$0.06	$.00

Net income per share-Basic	$0.07	$.00
Net income per share-Diluted	$0.06	$.00

Weighted average shares outstanding-Basic	2,263,775	2,263,775
Weighted average shares outstanding-Diluted	2,474,771	2,454,884

The accompanying notes are an integral part of the condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 2010 AND MAY 31, 2009
(Unaudited)

	2010	2009
	(in thousands)

Net income	$155	$1
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	50	50
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(241)	242
(Increase) decrease in inventories	(50)	88
Increase in prepaid expenses and other current assets	(11)	(19)
Increase in other assets	(13)	-

Increase (decrease) in accounts payable-post-petition	44	(94)
Decrease in accounts payable-pre-petition	(7)	(7)
Increase in customer deposits	175	94
Increase in accrued expenses and other liabilities	64	15
Decrease in other long-term liabilities	(10)	(10)
Total adjustments	1	359
NET CASH PROVIDED BY OPERATING ACTIVITIES	156	360

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in treasury bills	(245)	(359)
Purchase of property, plant and equipment	(68)	(39)

NET CASH (USED IN) INVESTING ACTIVITIES	(313)	(398)

Net decrease in cash and cash equivalents	(157)	(38)

Cash and cash equivalents – beginning of the period	400	440

Cash and cash equivalents - end of the period	$243	$402

The accompanying notes are an integral part of the condensed financial statements.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances using an allowance account.  The allowance amount was $2,000 as of May 31, 2010 and February 28, 2010.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2010-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, fiscal year 2009 and fiscal year 2010.  In February 2010, the Company paid $10,000 to USEPA for fiscal year 2010 based on preliminary net income projections. The Company has accrued an additional $4,000 for fiscal year 2010 pursuant to its obligations under the Settlement Agreement. The Company accrued $30,000 for its remaining minimum obligations under the Settlement Agreement.  This amount is reflected in “Accrued expenses and other current liabilities” on the Company’s balance sheets at May 31, 2010.

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

4.	EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended May 31,
	2010	2009
Weighted average common shares outstanding	2,263,775	2,263,775
Dilutive effect of employee stock options	210,996	191,109
Weighted average common shares outstanding, assuming dilution	2,474,771	2,454,884

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three month periods ended May 31, 2010 and May 31, 2009, 13,500 shares underlying the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.	INVENTORIES:

As of May 31, 2010, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,618,000	$(379,000)	$1,239,000
Work-In-Process	2,364,000	(760,000)	1,604,000
Finished Goods	508,000	(492,000)	16,000
Totals	$4,490,000	$(1,631,000)	$2,859,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As of February 28, 2010, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,515,000	$(379,000)	$1,136,000
Work-In-Process	2,364,000	(760,000)	1,604,000
Finished Goods	557,000	(488,000)	69,000
Totals	$4,436,000	$(1,627,000)	$2,809,000

6.	INCOME TAXES:

At May 31, 2010, the Company has net operating loss carryforwards of approximately $15,802,000 that expire through 2024.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes were comprised of the following as of May 31 and February 28, 2010:

Deferred tax assets:	5/31/10	2/28/10
Loss carryforwards	$5,946,000	$6,005,000
Allowance for doubtful accounts	4,000	1,000
Inventory allowance	614,000	612,000
Depreciation	108,000	109,000
Section 263A capitalized costs	126,000	126,000
Total deferred tax assets	6,798,000	6,853,000
Valuation allowance	(6,798,000)	(6,853,000)

Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ended May 31, 2010 and for the year ended February 28, 2010.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended May 31, 2010 and for the year ended February 28, 2010 is as follows:

	5/31/10	2/28/10
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	0.1%	0.1%

7.	OTHER INCOME:

The $5,000 of other income reflected in the condensed statements of income for the quarter ended May 31, 2010 consists entirely of interest income on investment in treasury bills net of changes in market value. The $1,000 of  net other income reflected in the condensed statements of income for the quarter ended May 31, 2009 consists of $7,000 of interest income on investment in treasury bills net of changes in market value less $6,000 of other expense related to receivables adjustments.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.	ACCRUED EXPENSES:

As of May 31, 2010 and February 28, 2010, accrued expenses and other liabilities consisted of the following:

	5/31/10	2/28/10
Payroll and related employee benefits	$516,000	$469,000
Other liabilities	53,000	36,000
	$569,000	$505,000

9.	EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2010 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$132,000	$0	$0	$132,000
Canada and Latin America	7,000	0	0	0	7,000
Far East and Middle East	0	0	0	56,000	56,000
United States	304,000	681,000	288,000	655,000	1,928,000
Totals	$311,000	$813,000	$288,000	$711,000	$2,123,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2009 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$3,000	$248,000	$0	$0	$251,000
Canada and Latin America	0	0	0	1,000	1,000
Far East and Middle East	0	0	0	49,000	49,000
United States	202,000	797,000	188,000	332,000	1,519,000
Totals	$205,000	$1,045,000	$188,000	$382,000	$1,820,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended May 31, 2010, sales to the Company's top two customers, Raytheon Company (36%) and Harris Corporation (13%), accounted for 49% of net sales.  For the quarter ended May 31, 2009, sales to the Company's top two customers, Raytheon Company (30%) and BAE Systems Australia (14%), accounted for 44% of net sales.

10.	EXPORT SALES AND MAJOR CUSTOMERS:

Purchases from the Company’s two top suppliers, WUXI Streamtek ltd. (10%) and Hybrid Sources, Inc. (7%), accounted for 17% of total purchases of production materials for the quarter ended May 31, 2010.  For the quarter ended May 31, 2009, purchases from the Company’s two top suppliers, Platronics Seals (17%) and Stellar Industries (7%), accounted for 24% of the Company's total purchases of production materials.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010 and the Condensed Financial Statements and the related Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our significant accounting policies include inventories, valuation of plant, equipment, revenue recognition and accounting for income taxes. A discussion of all of these significant accounting policies can be found in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

Trends and Uncertainties:

During the three months ended May 31, 2010, the Company’s book-to-bill ratio was approximately 1.46 as compared to approximately .40 for the three months ended May 31, 2009, reflecting an increase in the volume of orders booked.  Generally, the intake of orders varies greatly from period to period as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twenty four months. Although the Company’s book-to-bill ratio increased during the three months ended May 31, 2010, the Company continues its efforts to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped.  However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations-Three Months Ended May 31, 2010 Compared to Three Months Ended May 31, 2009:

Net sales for the three months ended May 31, 2010 increased 17% to $2,123,000 as compared to $1,820,000 for the three months ended May 31, 2009.  This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2010 increased to $1,678,000 from $1,549,000 for the comparable period in 2009.  Expressed as a percentage of sales, cost of sales decreased to 79% from 85% for the same period in 2009.  This change was due primarily to an increase in net sales combined with a decrease in cost of materials percentage.

Gross profit for the three months ended May 31, 2010 increased to $445,000 from $271,000 for the three months ended May 31, 2009.  Accordingly, gross margins on the Company’s sales increased to 21% for the three months ended May 31, 2010 in comparison to 15% for the three months ended May 31, 2009.  This change was due mainly to an increase in net sales combined with a decrease in cost of materials percentage.

For the three months ended May 31, 2010, the Company shipped 51,241 units as compared to 48,459 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 17% to $6,900,000 for the three months ended May 31, 2010 from $5,218,000 for the three months ended May 31, 2009.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 321% to $3,097,000 in the level of bookings during the three months ended May 31, 2010 from $735,000 for the three months ended May 31, 2009. The increase in bookings for the current quarter is principally as a result of an increase in defense spending, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $292,000 for the three months ended May 31, 2010 from $271,000 for the comparable period in 2009.  The increase reflects higher labor and sales commission expenses. During the three months ended May 31, 2010, selling, general, and administrative expenses as a percentage of net sales fell to 14% as compared with 15% for the three months ended May 31, 2009.  The percentage decrease was due primarily to an increase in net sales.

Operating income for the three months ended May 31, 2010 increased to $153,000 as compared to $0 for the three months ended May 31, 2009. This increase is due primarily to higher net sales.

The Company recorded net other income of $5,000 for the three months ended May 31, 2010 as compared to $1,000 for the three months ended May 31, 2009.  Included in net other income was $5,000 of interest income on investment in treasury bills net of changes in market value for the three months ended May 31, 2010.  For the three months ended May 31, 2009, the Company recorded $7,000 of interest income on investment in treasury bills net of changes in market value offset by $6,000 of other expense related to receivables adjustments.  The decrease in interest income is due primarily to lower rates of return on invested funds.

Net income for the three months May 31, 2010 increased to $155,000 as compared to $1,000 for the same period in 2009.  This increase is due primarily to higher net sales.

Liquidity and Capital Resources:

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. The Company anticipates that its capital expenditures required to sustain operations will be approximately $300,000 during the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a leveling off in the amount of bookings, and an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the current fiscal year.  However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry), the Company might operate at a break even or a small profit during the balance of the current fiscal year.  Thus, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes it will generate sufficient cash to satisfy its operating needs and its obligations to pre-bankruptcy creditors in accordance with the Company’s plan of reorganization.  In the event that bookings in the long-term decline significantly below the level experienced during the previous fiscal year, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

The Company reported net income of $155,000 and operating income of $153,000 for the three months ended May 31, 2010.

At May 31, 2010, February 28, 2010 and May 31, 2009, the Company had cash of approximately $243,000, $400,000 and $402,000, respectively.  Net income contributed $155,000 to the last three months’ cash flow generated by ongoing operations.

At May 31, 2010, February 28, 2010 and May 31, 2009, the Company had investments in treasury bills of approximately $5,846,000, $5,601,000 and $5,472,000, respectively.

At May 31, 2010, the Company had working capital of $7,866,000 as compared with a working capital at May 31, 2009 of $6,974,000.  At February 28, 2010, the Company had a working capital of $7,752,000.  The $114,000 increase for the three months ended May 31, 2010 was due mainly to a $486,000 combined increase in receivables and investments in treasury bills offset by an increase in customer deposits and an increase in accrued expenses.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2010, including those identified below. We do not undertake any obligation to update forward-looking statements.

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

Date: July 14, 2010
/s/ Shevach Saraf
Shevach Saraf
Chairman, President,
Chief Executive Officer,
Treasurer and
Chief Financial Officer
(Principal executive officer and
principal financial officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.