Form 10-Q
period 2010-08-31
SOLITRON DEVICES INC
filed 2010-10-12
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

or
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2010 was 2,263,775.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements (unaudited)

		Condensed Balance Sheets	3
		August 31, 2010 and February 28, 2010

		Condensed Statements of Income	4
		Three and Six Months Ended August 31, 2010 and 2009

		Condensed Statements of Cash Flows	5
		Six Months Ended August 31, 2010 and 2009

		Notes to Condensed Financial Statements	6-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	12-14

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	15-16

Item	4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item	6.	Exhibits	17

Signatures			18

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF AUGUST 31, 2010 AND FEBRUARY 28, 2010
(Unaudited)

	Aug 31,	Feb 28,
	2010	2010
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$468	$400
Treasury bills	5,853	5,601
Accounts receivable, less allowance for doubtful accounts of $2	855	685
Inventories, net (Note 5)	2,952	2,809
Prepaid expenses and other current assets	122	125
TOTAL CURRENT ASSETS	10,250	9,620

PROPERTY, PLANT AND EQUIPMENT, net	648	561

OTHER ASSETS	52	52
TOTAL ASSETS	$10,950	$10,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-Post-petition	$299	$266
Accounts payable-Pre-petition, current portion	1,044	1,058
Customer deposits	230	39
Accrued expenses and other current liabilities (Note 8)	430	505
TOTAL CURRENT LIABILITIES	2,003	1,868

LONG-TERM LIABILITIES, net of current portion	138	148
TOTAL LIABILITIES	2,141	2,016

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,263,775 shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained earnings	6,053	5,461
TOTAL STOCKHOLDERS' EQUITY	8,809	8,217
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,950	$10,233

The accompanying notes are an integral part of the condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED AUGUST 31,
(Unaudited, in thousands except for share and per share amounts)

	Three months		Six Months
	2010	2009	2010	2009

NET SALES	$2,286	$1,938	$4,409	$3,758
Cost of Sales	1,609	1,316	3,287	2,865

Gross Profit	677	622	1,122	893

Selling, General and Administrative Expenses	246	241	538	512

Operating Income	431	381	584	381

OTHER INCOME (EXPENSES)
Other Income, Net (Note 7)	2	16	2	9
Interest Income	6	3	11	11
Income Tax Expense	(2)	-	(5)	-
Other, Net	6	19	8	20

Net Income	$437	$400	$592	$401

Net Income Per Share : Basic	$.19	$.18	$.26	$.18
: Diluted	$.18	$.16	$.24	$.16

Weighted Average
Shares Outstanding : Basic	2,263,775	2,263,775	2,263,775	2,263,775
: Diluted	2,466,310	2,451,081	2,470,541	2,452,983

The accompanying notes are an integral part of the condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS FOR THE
SIX MONTHS ENDED AUGUST 31,
(Unaudited, in thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$592	$401
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	100	100
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(170)	(72)
Inventories	(143)	(137)
Prepaid expenses and other current assets	3	(5)
Other non-current assets	-	(4)
Increase (Decrease) in:
Accounts payable – Post-petition	33	(42)
Accounts payable – Pre-petition	(14)	(14)
Customer deposits	191	(22)
Accrued expenses and other current liabilities	(75)	(216)
Other non-current liabilities	(10)	(10)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	507	(21)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in treasury bills	(252)	(212)
Purchases of property, plant and equipment	(187)	(78)
NET CASH (USED IN) INVESTING ACTIVITIES	(439)	(290)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	68	(311)

CASH AT THE BEGINNING OF PERIOD	400	440

CASH AT THE END OF PERIOD	$468	$129

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

Basis of Presentation
The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. In management’s opinion, all adjustments necessary for a fair statement of the results of the interim periods have been made. All adjustments are of a normal, recurring nature.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market accounts.

Investment in Treasury Bills
Investment in Treasury Bills includes treasury bills with maturities of one year or less and is stated at market value.

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances using an allowance account.  The allowance amount was $2,000 as of August 31, 2010 and February 28, 2010.

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

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the $250,000 FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.  As of August 31 and February 28, 2010 , $218,000 and $150,000 respectively, of the Company’s cash reserves were subject to this risk.  With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

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

3.	COMMITMENTS AND CONTINGENCIES:

Environmental
The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2009; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2010-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, fiscal year 2009 and fiscal year 2010.  In February 2010, the Company paid $10,000 to USEPA for fiscal year 2010 based on preliminary net income projections. In July 2010, the Company paid an additional $4,000 for fiscal year 2010 pursuant to its obligations under the Settlement Agreement. The Company has accrued $30,000 for its remaining minimum obligations under the Settlement Agreement.  This amount is reflected in “Accrued expenses and other current liabilities” on the Company’s balance sheets at August 31, 2010.

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

Prior to the sale of the Port Salerno Site and Riviera Beach Site, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites.   At the closing of the sale of each Site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies.  In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies.  The Company continues to maintain the Port Salerno escrow account with a current balance of approximately $58,000 as of August 31, 2010.  At present, work at the Port Salerno Site is being performed by USEPA.  Work at the Riviera Beach Site is being performed by Honeywell, Inc. (“Honeywell”), pursuant to an Administrative Order on Consent entered into between Honeywell and USEPA.  The Company has been notified by FDEP that the successful performance of remediation work in accordance with the Consent Final Judgment standards by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company’s remediation obligations under the Consent Final Judgment.

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

By letter dated November 16, 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site of $214,800.  In 2006, FDEP also notified the Company that FDEP required the Company to resume payments under the Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment.  During a follow up telephone conversation in 2006 with the Company’s attorney, FDEP advised the Company that FDEP would prepare a justification for the asserted unreimbursed expenses.  Upon receipt of the cost reimbursement package, the Company is required to transfer $55,000 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses that are otherwise recoverable under the Consent Final Judgment.  FDEP further stated, during the telephone conversation, that FDEP will work with the Company to establish a reduced payment schedule for the Company to resume under the Consent Final Judgment based on an appropriate showing by the Company of financial hardship.  The Company is currently awaiting receipt of FDEP’s cost reimbursement package.  Upon receipt of that documentation, the Company will be required to provide a recommendation to FDEP for resumption of payments to FDEP under the Consent Final Judgment based on the Company’s present ability to pay.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”).  By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below.  The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.  At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on December 28, 2009, which provides for the tolling of applicable statutes of limitation through the earlier of November 19, 2010, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site.  It is not known at this time whether NYDEC will pursue a claim against the Company in connection with the Clarkstown Landfill Site.  As of the date of this filing, no such claim has been made by NYDEC. The Clarkstown Landfill Joint Defense Group (“Clarkstown JDG”), a group of potentially responsible parties formed to respond to claims by NYDEC for recovery of closure and clean-up response costs at the Clarkstown Landfill Site, is negotiating with NYDEC to settle the claims of NYDEC against all potentially responsible parties at the Clarkstown Landfill site that participate in the Clarkstown JDG.  In connection with those negotiations, the Clarkstown JDG, by letter dated March 17, 2010, offered to pursue a settlement of NYDEC’s potential claim against the Company in return for the Company’s agreement to pay the sum of $125,000.00, representing the Company’s alleged share of the overall settlement with NYDEC.  The Company rejected the settlement offer on March 29, 2010, based on its continuing contention that any claim of NYDEC against the Company was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.

4.	EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2010	2009	2010	2009
Weighted average common shares outstanding	2,263,775	2,263,775	2,263,775	2,263,775
Dilutive effect of employee stock options	202,535	187,306	206,766	189,208
Weighted average common shares outstanding, assuming dilution	2,466,310	2,451,081	2,470,541	2,452,983

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three and six month periods ended August 31, 2010 and August 31, 2009, 13,500 shares (at $3.95) underlying  the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.	INVENTORIES:

As of August 31, 2010, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,727,000	$(396,000)	$1,331,000
Work-In-Process	2,488,000	(868,000)	1,620,000
Finished Goods	481,000	(480,000)	1,000
Totals	$4,696,000	$(1,744,000)	$2,952,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As of February 28, 2010, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,515,000	$(379,000)	$1,136,000
Work-In-Process	2,364,000	(760,000)	1,604,000
Finished Goods	557,000	(488,000)	69,000
Totals	$4,436,000	$(1,627,000)	$2,809,000

6.	INCOME TAXES:

At August 31, 2010, the Company has net operating loss carryforwards of approximately $15,247,000 that expire through 2024.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes were comprised of the following as of August 31 and February 28, 2010:

Deferred tax assets:	August 31, 2010	February 28, 2010
Loss carryforwards	$5,738,000	$6,005,000
Allowance for doubtful accounts	1,000	1,000
Inventory allowance	656,000	612,000
Depreciation	107,000	109,000
Section 263A capitalized costs	126,000	126,000
Total deferred tax assets	6,628,000	6,853,000
Valuation allowance	(6,628,000)	(6,853,000)

Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ended August 31, 2010 and for the year ended February 28, 2010.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended August 31, 2010 and for the year ended February 28, 2010 is as follows:

	August 31, 2010	February 28, 2010
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

7.	OTHER INCOME:

The $6,000 of other income reflected in the condensed statements of income for the quarter ended August 31, 2010 consists of $6,000 of interest income on investment in treasury bills net of changes in market value plus $2,000 of income tax benefit minus $2,000 of income tax expense. The $19,000 of  net other income reflected in the condensed statements of income for the quarter ended August 31, 2009 consists of $3,000 of interest income on investment in treasury bills net of changes in market value plus $16,000 of income tax benefit.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.	ACCRUED EXPENSES:

As of August 31, 2010 and February 28, 2010, accrued expenses and other liabilities consisted of the following:

	August 31, 2010	February 28, 2010
Payroll and related employee benefits	$386,000	$469,000
Other liabilities	44,000	36,000
	$430,000	$505,000

9.	EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2010 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$4,000	$507,000	$26,000	$0	$537,000
Canada and Latin America	6,000	0	0	0	6,000
Far East and Middle East	1,000	0	0	82,000	83,000
United States	322,000	799,000	218,000	321,000	1,660,000
Totals	$333,000	$1,306,000	$244,000	$403,000	$2,286,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2009 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$50,000	$61,000	$4,000	$3,000	$118,000
Canada and Latin America	11,000	0	24,000	1,000	36,000
Far East and Middle East	0	0	0	48,000	48,000
United States	150,000	960,000	249,000	377,000	1,736,000
Totals	$211,000	$1,021,000	$277,000	$429,000	$1,938,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended August 31, 2010, sales to the Company's top two customers, Raytheon Company (17%) and BAE Systems Australia (22%), accounted for 39% of net sales.  For the quarter ended August 31, 2009, sales to the Company's top two customers, Raytheon Company (49%) and BAE Systems Australia (5%), accounted for 54% of net sales.  The Company’s shipments to its customers depend upon the customer’s specific requirements and upon the availability of raw materials.

10.	EXPORT SALES AND MAJOR CUSTOMERS:

Purchases from the Company’s two top suppliers, WUXI Streamtek ltd. (10%) and Air Products, Inc. (7%), accounted for 17% of total purchases of production materials for the quarter ended August 31, 2010.  For the quarter ended August 31, 2009, purchases from the Company’s two top suppliers, Platronics Seals (22%) and Eastern States Components, Inc. (10%), accounted for 32% of the Company's total purchases of production materials.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying Condensed Financial Statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010 and the Condensed Financial Statements and the related Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our significant accounting policies include inventories, valuation of property, plant and equipment, revenue recognition and accounting for income taxes. A discussion of all of these significant accounting policies can be found in Note 1 of the “Notes To Financial Statements” in Part I, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

Trends and Uncertainties:

During the three months ended August 31, 2010, the Company’s book-to-bill ratio was approximately .83 as compared to approximately 1.05 for the three months ended August 31, 2009, reflecting a decrease in the volume of orders booked.  Generally, the intake of orders varies greatly from period to period as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors. This fluctuation in the intake of orders has existed for the past 18 years and is expected to continue over the next 24 months. The Company continues its efforts to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped.  However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations-Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009:

Net sales for the three months ended August 31, 2010 increased 18% to $2,286,000 as compared to $1,938,000 for the three months ended August 31, 2009.  This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended August 31, 2010 increased to $1,609,000 from $1,316,000 for the comparable period in 2009, primarily due to an increase in net sales and higher cost of raw materials.  Expressed as a percentage of sales, cost of sales increased to 70% from 68% for the same period in 2009.  This increase in percentage was due primarily to an increase in cost of raw materials percentage.

Gross profit for the three months ended August 31, 2010 increased to $677,000 from $622,000 for the three months ended August 31, 2009, primarily due to an increase in net sales offset by higher cost of materials.  Accordingly, gross margins on the Company’s sales decreased to 30% for the three months ended August 31, 2010 in comparison to 32% for the three months ended August 31, 2009.  This percentage decrease was due primarily to higher sales offset by an increase in cost of raw materials percentage.

For the three months ended August 31, 2010, the Company shipped 34,882 units as compared to 32,221 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders decreased 6% to $6,510,000 for the three months ended August 31, 2010 as compared to the same period in the prior year. For the three months ended August 31, 2009, the Company’s backlog of open orders increased 2% to $5,327,000 as compared to the same period in the prior year.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 7% to $1,894,000 in the level of bookings during the quarter ended August 31, 2010 as compared to the same period in the prior year. For the three months ended August 31, 2009, the Company experienced a 31% decrease to $2,040,000 in the level of bookings as compared to the same period in the prior year. The decrease in bookings for the current quarter is principally as a result of a decrease in defense spending, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $246,000 for the three months ended August 31, 2010 from $241,000 for the comparable period in 2009.  The increase reflects higher labor and sales commission expenses. During the three months ended August 31, 2010, selling, general, and administrative expenses as a percentage of net sales fell to 11% as compared with 12% for the three months ended August 31, 2009.  The percentage decrease was due primarily to an increase in net sales.

Operating income for the three months ended August 31, 2010 increased to $437,000 as compared to $381,000 for the three months ended August 31, 2009. This increase is due primarily to higher net sales offset by higher cost of materials.

The Company recorded net other income of $6,000 for the three months ended August 31, 2010 as compared to $19,000 for the three months ended August 31, 2009.  Included in net other income was $6,000 of interest income on investment in treasury bills net of changes in market value for the three months ended August 31, 2010 plus $2,000 of income tax benefit offset by $2,000 of income tax expense.  For the three months ended August 31, 2009,  the Company recorded $3,000 of interest income on investment in treasury bills net of changes in market value in addition to $16,000 of other income tax benefit.  The increase in interest income is due primarily to higher rates of return on invested funds.

Net income for the three months August 31, 2010 increased to $437,000 as compared to $400,000 for the same period in 2009.  This increase is due primarily to higher net sales.

Results of Operations-Six Months Ended August 31, 2010 Compared to Six Months Ended August 31, 2009:

Net sales for the six months ended August 31, 2010 increased 17% to $4,409,000 as compared to $3,758,000 for the six months ended August 31, 2009.  This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2010 increased to $3,287,000 from $2,865,000 for the comparable period in 2009, primarily due to an increase in net sales and higher cost of materials.  Expressed as a percentage of sales, cost of sales decreased to 75% from 76% for the same period in 2009.  This percentage decrease was due primarily to an increase in net sales, offset by higher cost of raw materials.

Gross profit for the six months ended August 31, 2010 increased to $1,122,000 from $893,000 for the six months ended August 31, 2009, primarily due to an increase in net sales offset by higher cost of raw materials. Gross margins on the Company’s sales increased to 25% from 24% for the same period in 2009.  This percentage increase was primarily due to an increase in net sales, offset by higher cost of raw materials.

For the six months ended August 31, 2010, the Company shipped 86,123 units as compared to 80,680 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

The Company’s backlog of open orders increased 10% to $6,510,000 for the six months ended August 31, 2010 when compared with the six months ended August 31, 2009. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase of 80% to $4,991,000 in the level of bookings during the six months ended August 31, 2010 when compared with the six months ended August 31, 2009. The increase occurred principally as a result of a shift in defense spending priorities, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors. The increase occured primarily during the three months ended May 31, 2010.

Selling, general, and administrative expenses increased to $538,000 for the six months ended August 31, 2010 from $512,000 for the comparable period in 2009, primarily due to higher sales commissions and general labor costs.  During the six months ended August 31, 2010, selling, general, and administrative expenses as a percentage of net sales decreased to 12% as compared to 14% for the six months ended August 31, 2009.  This percentage decrease was primarily due to an increase in net sales.

Operating income for the six months ended August 31, 2010 increased to $584,000 from $381,000 for the six months ended August 31, 2009. This increase is due primarily to an increase in net sales offset by higher cost of raw materials.

The Company recorded net other income of $8,000 for the six months ended August 31, 2010 as compared to net other income of $20,000 for the six months ended August 31, 2009.  Included in net other income was interest income of $11,000 for the six months ended August 31, 2010, $2,000 of income tax benefit, and $5,000 of income tax expense. Included in net other income for the six months ended August 31, 2009 was $11,000 of interest income, and $16,000 of income tax benefit offset by $7,000 of expense from receivables adjustments.

Net income for the six months ended August 31, 2010 increased to $592,000 from $401,000 for the same period in 2009.  This increase was due primarily to an increase in net sales and a decrease in cost of sales percentage as discussed above.

Liquidity and Capital Resources:

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. The Company anticipates that its capital expenditures required to sustain operations will be approximately $250,000 during the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) a fluctuation in the intake of orders as discussed above (see Part I, Item 2 of this Quarterly Report on Form 10-Q), and an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to severe price lowering pressures by defense customers, and (iii) the continued intense competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the current fiscal year.  However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry), the Company might operate at a break even or a small profit during  the balance of the current fiscal year.  In the event the Company experiences a significant slowdown in the intake of new orders, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

The Company reported net income of $592,000 and operating income of $584,000 for the six months ended August 31, 2010.

At August 31, 2010, February 28, 2010 and August 31, 2009, the Company had cash of approximately $468,000, $400,000 and $129,000, respectively.  Net income contributed $575,000 to the last six months’ cash flow generated by ongoing operations.

At August 31, 2010, February 28, 2010 and August 31, 2009, the Company had investments in treasury bills of approximately $5,853,000, $5,601,000 and $5,325,000, respectively.

At August 31, 2010, the Company had working capital of $8,230,000 as compared with a working capital at August 31, 2009 of $7,381,000.  At February 28, 2010, the Company had a working capital of $7,752,000.  The $478,000 increase for the six months ended August 31, 2010 was due mainly to a $490,000 combined increase in cash, receivables and investments in treasury bills offset by an increase in customer deposits.

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

PART II– OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: October 11, 2010
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