Form 10-Q
period 2010-11-30
SOLITRON DEVICES INC
filed 2011-01-07
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

or
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 3, 2011 was 2,263,775.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.
PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited)	3

		Condensed Balance Sheets	3
		November 30, 2010 and February 28, 2010

		Condensed Statements of Income	4
		Three and Nine months ended November 30, 2010 and 2009

		Condensed Statements of Cash Flows	5
		Nine months ended November 30, 2010 and 2009

		Notes to Condensed Financial Statements	6-12

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	13-16

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item	4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item	6.	Exhibits	18

Signatures			18

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF NOVEMBER 30, 2010 (Unaudited) AND FEBRUARY 28, 2010

	Nov 30,	Feb 28,
	2010	2010
	Unaudited
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$510	$400
Treasury bills	6,097	5,601
Accounts receivable, less allowance for doubtful accounts of $2	851	685
Inventories, net (Note 5)	2,977	2,809
Prepaid expenses and other current assets	113	125
TOTAL CURRENT ASSETS	10,548	9,620

PROPERTY, PLANT AND EQUIPMENT, net	683	561

OTHER ASSETS	65	52
TOTAL ASSETS	$11,296	$10,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-Post-petition	$252	$266
Accounts payable-Pre-petition, current portion	1,037	1,058
Customer deposits	126	39
Accrued expenses and other current liabilities (Note 8)	618	505
TOTAL CURRENT LIABILITIES	2,033	1,868

LONG-TERM LIABILITIES, net of current portion	138	148
TOTAL LIABILITIES	2,171	2,016

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,263,775 shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,733	2,733
Retained earnings	6,369	5,461
TOTAL STOCKHOLDERS' EQUITY	9,125	8,217
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,296	$10,233

The accompanying notes are an integral part of the condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30,
(Unaudited)
(In thousands except for share and per share amounts)

	Three months		Nine Months
	2010	2009	2010	2009

Net Sales	$2,281	$1,989	$6,690	$5,747
Cost of Sales	1,561	1,563	4,848	4,428

Gross Profit	720	426	1,842	1,319

Selling, General and Administrative Expenses	400	251	938	763

Operating Income	320	175	904	556

OTHER INCOME (EXPENSES)
Other Income (Expense), Net (Note 7)	(1)	-	1	9
Interest Income	1	4	12	15
Income Tax Expense	(4)	-	(9)	-
Other, Net	(4)	4	4	24

Net Income	$316	$179	$908	$580

Net Income Per Share : Basic	$.14	$.08	$.40	$.26
: Diluted	$.13	$.07	$.37	$.24

Weighted Average
Shares Outstanding : Basic	2,263,775	2,263,775	2,263,775	2,263,775
: Diluted	2,466,310	2,453,356	2,469,130	2,453,107

The accompanying notes are an integral part of the condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30,
(Unaudited)
(In thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$908	$580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	148
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(166)	74
Inventories	(168)	(105)
Prepaid expenses and other current assets	12	28
Other non-current assets	(13)	-
Increase (Decrease) in:
Accounts payable – Post-petition	(14)	(98)
Accounts payable – Pre-petition	(21)	(21)
Customer deposits	87	11
Accrued expenses and other current liabilities	113	(200)
Other non-current liabilities	(10)	(10)
NET CASH PROVIDED BY OPERATING ACTIVITIES	881	407

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in treasury bills	(496)	(349)
Purchases of property, plant and equipment	(275)	(123)
NET CASH (USED IN) INVESTING ACTIVITIES	(771)	(472)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	110	(65)

CASH AT THE BEGINNING OF PERIOD	400	440

CASH AT THE END OF PERIOD	$510	$375

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances using an allowance account.  The allowance amount was $2,000 as of November 30, 2010 and February 28, 2010.

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

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the $250,000 FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.  As of November 30 and February 28, 2010, $260,000 and $150,000 respectively, of the Company’s cash reserves were subject to this risk as the Company had cash of $510,000 and $400,000 on those dates.  With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

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

Environmental
The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2009; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2010-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, fiscal year 2009 and fiscal year 2010.  In February 2010, the Company paid $10,000 to USEPA for fiscal year 2010 based on preliminary net income projections. In July 2010, the Company paid an additional $4,000 for fiscal year 2010 pursuant to its obligations under the Settlement Agreement. The Company has accrued $30,000 for its remaining minimum obligations under the Settlement Agreement.  This amount is reflected in “Accrued expenses and other current liabilities” on the Company’s balance sheets at November 30, 2010. The Company has also accrued an additional $10,000 in current liability to USEPA for the estimated amount due on net income in excess of $700,000 for the current fiscal year.

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

Prior to the sale of the Port Salerno Site and Riviera Beach Site, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites.   At the closing of the sale of each Site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies.  In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies.  The Company continues to maintain the Port Salerno escrow account with a current balance of approximately $58,000 as of November 30, 2010.  At present, work at the Port Salerno Site is being performed by USEPA.  Work at the Riviera Beach Site is being performed by Honeywell, Inc. (“Honeywell”), pursuant to an Administrative Order on Consent entered into between Honeywell and USEPA.  The Company has been notified by FDEP that the successful performance of remediation work in accordance with the Consent Final Judgment standards by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company’s remediation obligations under the Consent Final Judgment.

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

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”).  By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below.  The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.  At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on December 28, 2009, which provides for the tolling of applicable statutes of limitation through the earlier of December 3, 2010, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site. As of the date of this filing, NYDEC has not served any such claim on Solitron Devices, Inc. in connection with the Clarkstown Landfill Site.  As of the date of this filing, no such claim has been made by NYDEC. The Clarkstown Landfill Joint Defense Group (“Clarkstown JDG”), a group of potentially responsible parties formed to respond to claims by NYDEC for recovery of closure and clean-up response costs at the Clarkstown Landfill Site, is negotiating with NYDEC to settle the claims of NYDEC against all potentially responsible parties at the Clarkstown Landfill site that participate in the Clarkstown JDG.  In connection with those negotiations, the Clarkstown JDG, by letter dated March 17, 2010, offered to pursue a settlement of NYDEC’s potential claim against the Company in return for the Company’s agreement to pay the sum of $125,000.00, representing the Company’s alleged share of the overall settlement with NYDEC.  The Company rejected the settlement offer on March 29, 2010, based on its continuing contention that any claim of NYDEC against the Company was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.

4.	EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	2,263,775	2,263,775	2,263,775	2,263,775
Dilutive effect of employee stock options	202,535	189,581	205,355	189,332
Weighted average common shares outstanding, assuming dilution	2,466,310	2,453,356	2,469,130	2,453,107

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three and nine month periods ended November 30, 2010 and November 30, 2009, 13,500 shares (at $3.95) underlying  the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.	INVENTORIES:

As of November 30, 2010, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,786,000	$(430,000)	$1,356,000
Work-In-Process	2,488,000	(868,000)	1,620,000
Finished Goods	457,000	(456,000)	1,000
Totals	$4,731,000	$(1,754,000)	$2,977,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As of February 28, 2010, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,515,000	$(379,000)	$1,136,000
Work-In-Process	2,364,000	(760,000)	1,604,000
Finished Goods	557,000	(488,000)	69,000
Totals	$4,436,000	$(1,627,000)	$2,809,000

6.	INCOME TAXES:

At November 30, 2010, the Company has net operating loss carryforwards of approximately $14,918,000 that expire through 2024.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes were comprised of the following as of November 30 and February 28, 2010:

Deferred tax assets:	November 30, 2010	February 28, 2010
Loss carryforwards	$5,614,000	$6,005,000
Allowance for doubtful accounts	1,000	1,000
Inventory allowance	660,000	612,000
Depreciation	107,000	109,000
Section 263A capitalized costs	126,000	126,000
Total deferred tax assets	6,508,000	6,853,000
Valuation allowance	(6,508,000)	(6,853,000)

Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ended November 30, 2010 and for the year ended February 28, 2010.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended November 30, 2010 and for the year ended February 28, 2010 is as follows:

	November 30, 2010	February 28, 2010
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

7.	OTHER INCOME/(EXPENSE):

For the quarters ended November 30, 2010 and 2009, other income/(expense) consisted of the following:

	November 30, 2010	November 30, 2009
Interest income	$1,000	$4,000
Income tax benefit	2,000	-
Income tax expense	(6,000)	-
Loss on disposal of asset	(1,000)	-
Net other income/(expense)	$(4,000)	$4,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.	ACCRUED EXPENSES:

As of November 30, 2010 and February 28, 2010, accrued expenses and other liabilities consisted of the following:

	November 30, 2010	February 28, 2010
Payroll and related employee benefits	$585,000	$469,000
Other liabilities	33,000	36,000
	$618,000	$505,000

9.	EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2010 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$8,000	$384,000	$1,000	$0	$393,000
Canada and Latin America	0	0	0	1,000	1,000
Far East and Middle East	0	0	23,000	82,000	105,000
United States	345,000	1,021,000	160,000	256,000	1,782,000
Totals	$353,000	$1,405,000	$184,000	$339,000	$2,281,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2009 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$237,000	$0	$0	$237,000
Canada and Latin America	8,000	0	4,000	0	12,000
Far East and Middle East	2,000	0	0	22,000	24,000
United States	164,000	1,113,000	152,000	287,000	1,716,000
Totals	$174,000	$1,350,000	$156,000	$309,000	$1,989,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarters ended November 30, 2010 and 2009, sales to the Companies top two customers consisted of the following:

	November 30, 2010	November 30, 2009
Raytheon Company	24%	48%
BAE Systems Australia	17%	12%
Totals	41%	60%

10.	MAJOR SUPPLIERS:

For the quarters ended November 30, 2010 and 2009, purchases from the Companies top two vendors consisted of  the following:

	November 30, 2010	November 30, 2009
Egide, USA	10%
Platronics Seals		17%
WUXI Streamtek	9%	14%

Totals	19%	31%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trends and Uncertainties:

During the three months ended November 30, 2010, the Company’s book-to-bill ratio was approximately .77 as compared to approximately 1.12 for the three months ended November 30, 2009, reflecting a decrease in the volume of orders booked.  Generally, the intake of orders varies greatly from period to period as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors. For example, in December 2010 alone, after the quarter ended November 30, 2010, the Company booked approximately $2,100,000 of new orders, representing approximately 24% of the year-to-date bookings. This fluctuation in the intake of orders has existed for the past 18 years and is expected to continue over the next 24 months. The Company continues its efforts to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped.  However, should order intake fall drastically below the level experienced in the last twenty four months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations-Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009:

Net sales for the three months ended November 30, 2010 increased 15% to $2,281,000 as compared to $1,989,000 for the three months ended November 30, 2009.  This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended November 30, 2010 decreased to $1,561,000 from $1,563,000 for the comparable period in 2009, primarily due to improved yields and recovery of scrap precious metal.  Expressed as a percentage of sales, cost of sales decreased to 68% from 79% for the same period in 2009.  This decrease in percentage was due primarily to a decrease in cost of raw materials percentage.

Gross profit for the three months ended November 30, 2010 increased to $720,000 from $426,000 for the three months ended November 30, 2009, primarily due to an increase in net sales and lower cost of materials as described above.  Accordingly, gross margins on the Company’s sales increased to 32% for the three months ended November 30, 2010 in comparison to 21% for the three months ended November 30, 2009.  This percentage increase was due primarily to higher sales and lower cost of raw materials percentage.

For the three months ended November 30, 2010, the Company shipped 24,491 units as compared to 46,687 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

As of November 30, 2010, the Company’s backlog of open orders increased 8% to $5,989,000 as compared to the end of the same quarter in 2009. As of November 30, 2009, the Company’s backlog of open orders decreased 18% to $5,556,000 as compared to the end of same quarter in 2008.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 21% to $1,759,000 in the level of bookings during the quarter ended November 30, 2010 as compared to the same period in the prior year. For the three months ended November 30, 2009, the Company experienced a 26% decrease to $2,223,000 in the level of bookings as compared to the same period in the prior year. The decrease in bookings for the current quarter is principally as a result of delays in the placement of orders by key customers, a decrease in defense spending, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $400,000 for the three months ended November 30, 2010 from $251,000 for the comparable period in 2009.  The increase reflects higher labor and sales commission expenses. During the three months ended November 30, 2010, selling, general, and administrative expenses as a percentage of net sales increased to 18% as compared with 13% for the three months ended November 30, 2009.  The percentage increase was due primarily to an increase in labor and sales commission expenses.

Operating income for the three months ended November 30, 2010 increased to $320,000 as compared to $175,000 for the three months ended November 30, 2009. This increase is due primarily to higher net sales and lower cost of materials.

The Company recorded net other expense of $4,000 for the three months ended November 30, 2010 as compared to net other income of $4,000 for the three months ended November 30, 2009.  Included in net other income was $1,000 of interest income on investment in treasury bills net of changes in market value for the three months ended November 30, 2010 minus $4,000 of income tax expense minus a $1,000 loss on disposal of a fixed asset.  For the three months ended November 30, 2009, the Company recorded $4,000 of interest income on investment in treasury bills net of changes in market value.  The increase in interest income is due primarily to higher rates of return on invested funds.

Net income for the three months November 30, 2010 increased to $316,000 as compared to $179,000 for the same period in 2009.  This increase is due primarily to higher net sales and lower cost of materials.

Results of Operations-Nine months ended November 30, 2010 Compared to Nine months ended November 30, 2009:

Net sales for the nine months ended November 30, 2010 increased 16% to $6,690,000 as compared to $5,747,000 for the nine months ended November 30, 2009.  This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the nine months ended November 30, 2010 increased to $4,848,000 from $4,428,000 for the comparable period in 2009, primarily due to an increase in net sales.  Expressed as a percentage of sales, cost of sales decreased to 72% from 77% for the same period in 2009.  This percentage decrease was due primarily to an increase in net sales and a lower cost of raw materials as a result of improved yields and scrap precious metal recovery.

Gross profit for the nine months ended November 30, 2010 increased to $1,842,000 from $1,319,000 for the nine months ended November 30, 2009, primarily due to an increase in net sales and lower cost of raw materials. Gross margins on the Company’s sales increased to 28% from 23% for the same period in 2009.  This percentage increase was primarily due to an increase in net sales and lower cost of raw materials as described above.

For the nine months ended November 30, 2010, the Company shipped 110,614 units as compared to 127,367 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

As of November 30, 2010, the Company’s backlog of open orders increased 8% to $5,989,000 as compared to the end of the same quarter in 2009. As of November 30, 2009, the Company’s backlog of open orders decreased 18% to $5,556,000 as compared to the end of same quarter in 2008.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 35% to $6,750,000 in the level of bookings during the nine months ended November 30, 2010 when compared with the nine months ended November 30, 2009. The increase occurred principally as a result of a shift in defense spending priorities, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors. The increase occurred primarily during the three months ended May 31, 2010.

Selling, general, and administrative expenses increased to $938,000 for the nine months ended November 30, 2010 from $763,000 for the comparable period in 2009, primarily due to higher sales commissions and general labor costs.  During the nine months ended November 30, 2010, selling, general, and administrative expenses as a percentage of net sales increased to 14% as compared to 13% for the nine months ended November 30, 2009.  This percentage increase was primarily due to increases in sales commissions and general labor costs as mentioned above.

Operating income for the nine months ended November 30, 2010 increased to $904,000 from $556,000 for the nine months ended November 30, 2009. This increase is due primarily to an increase in net sales and lower cost of raw materials offset by an increase in selling, general and administrative expenses.

The Company recorded net other income of $4,000 for the nine months ended November 30, 2010 as compared to net other income of $24,000 for the nine months ended November 30, 2009.  Included in net other income was interest income of $12,000 for the nine months ended November 30, 2010, $1,000 of net other income, and $9,000 of income tax expense. Included in net other income for the nine months ended November 30, 2009 was $15,000 of interest income, and $16,000 of income tax benefit offset by $7,000 of expense from receivables adjustments. Interest income has decreased by $3,000 due to lower T-Bill rates.

Net income for the nine months ended November 30, 2010 increased to $908,000 from $580,000 for the same period in 2009.  This increase was due primarily to an increase in net sales and a decrease in cost of sales percentage as discussed above.

Liquidity and Capital Resources:

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. The Company anticipates that its capital expenditures required to sustain operations will be approximately $250,000 during the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) a fluctuation in the intake of orders as discussed above (see Part I, Item 2 of this Quarterly Report on Form 10-Q), and an increase in the cost of recently procured raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to severe price lowering pressures by defense customers, and (iii) the continued intense competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the current fiscal year.  However, due to the level of current backlog and new order intake (due to the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry), the Company might operate at a break even or a small profit during the balance of the current fiscal year.  In the event the Company experiences a significant slowdown in the intake of new orders, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

The Company reported net income of $908,000 and operating income of $904,000 for the nine months ended November 30, 2010.

At November 30, 2010, February 28, 2010 and November 30, 2009, the Company had cash of approximately $510,000, $400,000 and $468,000, respectively.  Net income contributed $908,000 to the last nine months’ cash flow generated by ongoing operations.

At November 30, 2010, February 28, 2010 and November 30, 2009, the Company had investments in treasury bills of approximately $6,097,000, $5,601,000 and $5,462,000, respectively.

At November 30, 2010, the Company had working capital of $8,515,000 as compared with working capital of $7,567,000 at November 30, 2009.  At February 28, 2010, the Company had a working capital of $7,752,000.  The $948,000 increase for the nine months ended November 30, 2010 was due mainly to a $940,000 combined increase in cash, receivables, inventories and investments in treasury bills.

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

Date: January 7, 2011,
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