Form 10-K
period 2011-02-28
SOLITRON DEVICES INC
filed 2011-05-23
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011
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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2010 was $4,508,000 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 13, 2011 was 2,266,775.

PART I
ITEM 1.                BUSINESS

GENERAL

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets.  We manufacture a large variety of bipolar and metal oxide semiconductor ("MOS") power transistors, power and control hybrids, junction and power MOS field effect transistors ("Power MOSFETS"), field effect transistors and other related products.  Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government.  Other products, such as Joint Army/Navy ("JAN") transistors, diodes and Standard Military Drawings (“SMD”) voltage regulators, are sold as standard or catalog items.

The Company was incorporated under the laws of the State of New York in March 1959, and reincorporated under the laws of the State of Delaware in August 1987.  For information concerning the Company’s financial condition, results of operations, and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this Annual Report.  You should also review and consider the risks relating to the Company’s business, operations, financial performance, and cash flows below under “Risk Factors.”

PRODUCTS

The Company designs, manufactures and assembles bipolar and MOS power transistors, power and control hybrids, junction and Power MOSFETs, field effect transistors and other related products.

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 28, 2011 and for the fiscal year ended February 28, 2010 and (ii) contributions to the Company's total order backlog at February 28, 2011 and February 28, 2010.

	% of Total Sales	% of Total Sales	% Backlog	% Backlog
	for Fiscal Year Ended	for Fiscal Year Ended	at	at
	February	February	February	February
Product Line	28, 2011	28, 2010	28, 2011	28, 2010

Power Transistors	16%	12%	11%	13%
Hybrids	54%	57%	52%	54%
Field Effect Transistors	10%	10%	6%	12%
Power MOSFETS	20%	21%	31%	21%
	100%	100%	100%	100%

The Company’s backlog at February 28, 2011 and Total Sales for the year ended February 28, 2011 reflect demand for the Company’s products at such date and for such period.  For more information, see “Backlog” below.  The variation in the proportionate share of each product line for each period reflects changes emanating from: demand, Congressional appropriations process and timing associated with awards of defense contracts, and shifts in technology and consolidation of defense prime contractors.

The Company’s semiconductor products can be classified as active electronic components.  Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current.  The Company’s active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete.  Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit.  In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip.  A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated.  Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products.  The latter are designed and manufactured to meet a customer’s particular requirements.  For the fiscal year ended February 28, 2011 approximately 90% of the Company’s sales have been of custom products, and the remaining 10% have been of standard or catalog products.

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

ISO 9001:2000

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification.  The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization.   During an August 2010 surveillance audit, the Company was subsequently qualified as meeting the new ISO 9001:2008 standard.

AS9100

In September 2009, Underwriters Laboratories awarded the Company AS9100 qualification. During an August 2010 surveillance audit, the Company was re-certified. Companies in the aerospace industry are increasingly selecting suppliers on the basis of AS9100 certification. Achieving certified status means that the Company may now obtain new business that may have been out of reach in the past and as obtaining such certification is now a requirement of several customers we expect to maintain ongoing relationships with our existing aerospace customers long into the future.

MARKETING AND CUSTOMERS

The Company’s products are sold throughout the United States and abroad primarily directly and through a network of manufacturers’ representatives and distributors.  The Company is represented (i) in the United States by two representative organizations that operate out of six different locations with 16 salespeople and two stocking distributor organizations that operate out of 12 locations and a third stocking distributor that operates out of 350 sales offices worldwide employing 2,700 people and (ii) in the international market by a representative organization in Israel with one salesperson.  The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 28, 2011, the Company sold products to approximately 106 customers. Of these 106 customers, 36 had not purchased products from the Company during the previous fiscal year.   During the fiscal year ended February 28, 2011, Raytheon Company accounted for approximately 27% of total sales, as compared to the 39% it accounted for during the fiscal year ended February 28, 2010. During the fiscal year ended February 28, 2011, sales to BAE Systems Australia accounted for approximately 12% of total sales, as compared to the 13% it accounted for during the fiscal year ended February 28, 2010. Other than Raytheon Company and BAE Systems Australia, the Company had one customer, Harris Corporation (11% of sales), that accounted for more than 10% of total sales during the last fiscal year. Fifteen of the Company’s customers accounted for approximately 86% of the Company’s sales during the fiscal year ended February 28, 2011.  It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period.  As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales.  The Company expects customer concentration to continue.  The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business, financial condition and results of operations of the Company.

During the fiscal year ended February 28, 2011 and since that date, a substantial portion of the Company’s products were sold pursuant to contracts or subcontracts with or to customers whose end products are sold to the United States Government.  Accordingly, the Company’s sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities.  As a result of recent Congressional appropriations and an increase in military spending on programs that the Company participates in, the Company had a 30% increase in net bookings during the fiscal year ended February 28, 2011 as compared to the previous year.   All of the Company’s contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

In addition, the Company continues its efforts to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company’s capabilities can offer a technological advantage to customers in the motor driver, and power supplies industries.  However, there is no guarantee that the Company will be successful in this effort. The Company continues its effort to offer a solution to customers who seek alternative sources to bi-polar semiconductors that are discontinued by other manufacturers.

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 17% of the Company’s net sales for the fiscal year ended February 28, 2011 as compared to 16% for the year ended February 28, 2010.  All sales to foreign customers are conducted utilizing exclusively U.S. dollars.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, more than 96% of which are scheduled for delivery within 12 months, was approximately  $6,522,000 at February 28, 2011, as compared to $5,922,000 as of February 28, 2010. The entire backlog consisted of orders for electronic components.  The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2012.  In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bookings and Backlog.”

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process.  The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities.  For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company’s backlog as of any particular date may not be indicative of actual sales for any succeeding period.  See “Management’s Discussions and Analysis of Financial Conditions – Result of Operations” for a discussion of the decrease in bookings for the year ended February 28, 2011 as compared to the previous year.

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

EMPLOYEES

At February 28, 2011, the Company had 85 employees, 58 of whom were engaged in production activities, 3 in sales and marketing, 6 in executive and administrative capacities and 18 in technical and support activities. Of the 85 employees, 81 were full time employees and 4 were part time employees.

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

EFFECT OF GOVERNMENT REGULATION

The Company received DSCC approval to supply its products in accordance with MIL-PRF-19500 and Class H of MIL-PRF-38534.  These qualifications are required to supply to the United States Government or its prime contractors.  The Company expects that its continued maintenance of these qualifications will continue to improve its business posture by increasing product marketability.

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

ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, fiscal year 2008, fiscal year 2009, fiscal year 2010, and the current fiscal year.  In March 2010, the Company paid $10,000 to USEPA for fiscal year 2010 based on preliminary net income projections. In July 2010, the Company paid an additional $3,637 pursuant to its obligations under the Settlement Agreement. In early June 2011 the Company anticipates paying approximately $40,000 to USEPA in accordance with the Settlement Agreement. This amount is carried as an environmental expense.  The Company has accrued an additional $30,000 for its remaining minimum obligations under the Settlement Agreement which is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheets at February 28, 2011. In consideration of the payments made by the Company under the Settlement Agreement, USEPA agreed not to sue or take any administrative action against the Company with regard to any of the Sites.  The Company has also been notified by a group of alleged responsible parties formed at the Casmalia Site (“Casmalia PRP Group”) that, based on their review and lack of objection to the Settlement Agreement, the Casmalia PRP Group does not anticipate pursuing Solitron for cost recovery at the Casmalia Site.

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

By letter dated November 16, 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site of $214,800.  FDEP further notified the Company that FDEP required the Company to resume payments under the Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment.  During a follow up telephone conversation with the Company’s attorney, FDEP advised the Company that FDEP will prepare a justification for the asserted unreimbursed expenses.  Upon receipt of the cost reimbursement package, the Company is required to transfer $58,000 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses that are otherwise recoverable under the Consent Final Judgment.  FDEP further stated, during the telephone conversation, that FDEP will work with the Company to establish a reduced payment schedule for the Company to resume under the Consent Final Judgment based on an appropriate showing by the Company of financial hardship.  The Company is currently awaiting receipt of FDEP’s cost reimbursement package.  Upon receipt of that documentation, the Company will be required to provide a recommendation to FDEP for resumption of payments to FDEP under the Consent Final Judgment based on the Company’s present ability to pay.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”).  By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below.  The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.  At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on December 28, 2009, which provided for the tolling of applicable statutes of limitation for any claim that NYDEC may have against the Company associated with the Clarkstown Landfill Site through the earlier of December 3, 2010, or the date the State institutes a suit against the Company.  The Clarkstown Landfill Joint Defense Group (“Clarkstown JDG”), a group of potentially responsible parties formed to respond to claims by NYDEC for recovery of closure and clean-up response costs at the Clarkstown Landfill Site, recently entered into a Consent Decree with NYDEC to settle the claims of NYDEC against all potentially responsible parties at the Clarkstown Landfill site that participate in the Clarkstown JDG.  In connection with those negotiations, the Clarkstown JDG, by letter dated March 17, 2010, offered to pursue a settlement of NYDEC’s claim against the Company in return for the Company’s agreement to pay the sum of $125,000, representing the Company’s alleged share of the overall settlement with NYDEC.  The Company rejected the settlement offer on March 29, 2010, based on its continuing contention that any claim of NYDEC against the Company was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order. The Clarkstown JDG/NYDEC Consent Decree, settling NYDEC’s claims against individual members of the JDG, was entered by the Court on March 21, 2011. To date, neither NYDEC nor the JDG have pursued any claim against the Company with respect to the Clarkstown Landfill Site.

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they received 35% of their claims.  However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled (for more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000.  On February 28, 2011, the remaining balance of these claims was approximately $1,030,000.

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

All of our contracts with the United States Government and its prime contractors contain customary provisions permitting termination at any time at the convenience of the United States Government or its prime contractors upon payment to us for costs incurred plus a reasonable profit.  Certain contracts are also subject to price renegotiations in accordance with United States Government sole source procurement provisions.  Nevertheless, we cannot assure you that the foregoing government contracting risks will not materially and adversely affect our business, prospects, financial condition or results of operations.  Furthermore, we cannot assure you that we would be able to procure new government contracts to offset any revenue losses incurred due to early termination or price renegotiation of existing government contracts.

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

Our results may also be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations.  Furthermore, our business, prospects, financial condition and results of operations may be adversely affected by the shift in the requirement of the United States Department of Defense policy toward the use of standard industrial components over the use of high reliability components that we manufacture.  Our results may also be affected by social and economic conditions, which impact our sales, including in markets subject to ongoing political hostilities, such as regions of the Middle East.

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

During fiscal years 2010 and 2011, we continued certain cost-cutting measures originally started several years ago, and we have a plan to implement further cost-saving measures if necessary.  The impact of these cost-reduction efforts on our profitability may be influenced by:

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

During the fiscal year ended February 28, 2011, fifteen customers accounted for approximately 86% of our revenues.  The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business.   Furthermore, due to industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate.  We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

ITEM 1B              UNRESOLVED STAFF COMMENTS.

None

ITEM 2.                PROPERTIES.

The Company’s manufacturing operations and its corporate headquarters are located in one leased facility in West Palm Beach, Florida.  The Company leases approximately 47,000 sq. ft. for its facility.  The lease is for a term of ten years ending on December 31, 2011 and does not include an option to renew the lease under current terms. The Company believes that its facility in West Palm Beach, Florida is suitable and adequate to meet its requirements currently and for the foreseeable future. The Company intends to initiate negotiations for renewal of its lease in July 2011.

ITEM 3.                LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of February 28, 2011, we had no known material current, pending, or threatened litigation.

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

	FISCAL YEAR ENDED		FISCAL YEAR ENDED
	FEBRUARY 28, 2011		FEBRUARY 28, 2010
	HIGH	LOW	HIGH	LOW

First Quarter	$3.00	$2.37	$2.49	$1.70
Second Quarter	$2.60	$2.20	$2.49	$1.53
Third Quarter	$2.65	$2.15	$2.40	$1.71
Fourth Quarter	$3.24	$2.61	$2.53	$2.13

As of May 13, 2011, there were approximately 1,607 holders of record of the Company’s Common Stock.  On May 13, 2011, the last sale price of the Common Stock as reported on the OTCBB was $3.25 per share.

Certificates representing 32,786 “old shares” of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 28, 2011.  Subsequent to such stock split, these certificates now represent 3,207 shares of Common Stock, which are included in the 2,266,775 shares outstanding as of May 13, 2011.  These “old shares” have been included in the number of shares outstanding as set forth in the Company’s filings with the commission since the date of such stock split through this annual report.

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(Dollars in Thousands)
	Year Ended February 28,
	2011	2010

Net Sales	$8,933	$7,723
Cost of sales	6,369	5,874
Gross profit	2,564	1,849
Selling, general and administrative expenses	1,282	1,092
Operating income	1,282	757
Environmental Expenses	(30)	(4)
Interest income	21	18
Other income, net	-	13
Income tax expense	(12)	(14)
Net income	$1,261	$770

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 28, 2011, the Company’s book-to-bill ratio was approximately 1.07 as compared to approximately .95 for the fiscal year ended February 28, 2010 reflecting an increase in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last 24 to 36 months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

SIGNIFICANT ACCOUNTING PRINCIPLES:

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market accounts.

Earnings Per Common Share

Earnings per common share is presented in accordance with ASC 260-10  “Earnings per Share.”  Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.

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

RESULTS OF OPERATIONS

2011 vs. 2010
Net sales for the fiscal year ended February 28, 2011 increased by approximately 16% to $8,933,000 versus $7,723,000 during the fiscal year ended February 28, 2010, as a result of an increase in the demand for the Company’s products due to changes in defense spending on military programs the Company supports, as well as increased delivery requirements by its customers.

Net bookings were more than net sales by approximately 7%; thus, the backlog increased from $5,922,000 as of February 28, 2010 to $6,522,000 as of February 28, 2011.   The Company has experienced an increase in the level of bookings of approximately 30% for the year ended February 28, 2011 as compared to the previous year primarily due to changes in military spending on programs the Company supports.

During the year ended February 28, 2011, the Company shipped 154,436 units as compared with 160,500 units shipped during the year ended February 28, 2010.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of sales for the fiscal year ended February 28, 2011 increased to $6,369,000 from $5,874,000 for the fiscal year ended February 28, 2010.   Expressed as a percentage of sales, cost of sales decreased from approximately 76% for the fiscal year ended February 28, 2010 to approximately 71% for the fiscal year ended February 28, 2011.  This decrease in cost of sales as a percentage of sales was as a result of higher sales for the year ended February 28, 2011, and higher product yields.

During the year ended February 28, 2011, the Company’s gross profit was $2,564,000 (29% margin) as compared to $1,849,000 (24% margin) for the year ended February 28, 2010.  The gross profit increase was due to higher sales and higher product yields as cited above.

During the year ended February 28, 2011, selling, general and administrative based expenses, as a percentage of sales, decreased to approximately 14%, as compared to 15% for the year ended February 28, 2010, due to higher sales.  Selling, general and administrative expenses increased approximately 17% to $1,282,000 for the fiscal year ended February 28, 2011 from $1,092,000 for the fiscal year ended February 28, 2010.  This increase is primarily the result of an increase in sales wages and sales commissions.

Operating income for the fiscal year ended February 28, 2011 was $1,282,000 as compared to an operating income of $757,000 for the fiscal year ended February 28, 2010.  This increase was attributable to higher sales and higher product yields.

Interest income for the fiscal year ended February 28, 2011 increased to $21,000 from $18,000 during the fiscal year ended February 28, 2010.  This increase was attributable to higher invested balances in Treasury bills offset by lower earned interest rates.

Environmental expenses for the fiscal year ended February 28, 2011 increased to $30,000 from $4,000 for the fiscal year ended February 28, 2010.  This increase was due to a higher amount due to USEPA under the Company’s Ability to Pay Multi-Site Settlement Agreement with USEPA dated February 4, 2006 as described earlier under “Business – Environmental Liabilities”.

Net income for the fiscal year ended February 28, 2011 was $1,261,000 as compared to net income of $770,000 for the fiscal year ended February 28, 2010.  This increase is attributable an increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $300,000 for the next fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a steady level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of   profit levels and continued price pressures due to intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next 12 months and the current level of payments to its pre-bankruptcy creditors.  However, due to the level of current backlog and proje7cted new order intake (due to the status of the general economy and the shift to Commercial Off–The-Shelf (COTS) by the defense industry), the Company might operate at breakeven or at a small loss during part of the next fiscal year.

Over the long term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes it will generate sufficient cash to satisfy its operating needs and the level of payments to pre-bankruptcy creditors it has maintained over the last 18 years. In the event that bookings in  the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

At February 28, 2011 and February 28, 2010 respectively, the Company had cash and cash equivalents of  $539,000 and $400,000.  The cash increase was primarily due to income from operations. At February 28, 2011 and February 28, 2010 respectively, the Company had investments in Treasury bills of $6,334,000 and $5,601,000. The increase in investments was primarily due to investing free cash from operations.

At February 28, 2011, the Company had working capital of $8,849,000 as compared with a working capital at February 28, 2010 of  $7,752,000.  The increase was primarily due to an increase in the Company’s investment in treasury bills.

See “Environmental Liabilities”, “Bankruptcy Proceedings” and “Properties” in Part I, Items 1 and 2, for more information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2011, the Company’s net bookings were $9,527,000 in new orders as compared with $7,341,000 for the year ended February 28, 2010, reflecting an increase of approximately 30%. The Company’s backlog increased to $6,522,000 at February 28, 2011 as compared with $5,922,000 as of February 28, 2010, reflecting a 10% increase.  In the event that bookings in the long-term decline significantly below the level experienced in the past 24 to 36 months, the Company may be required to implement cost-cutting and other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects and current productivity.

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

•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Page

Management’s Report on Internal Control Over Financial Reporting	24

Independent Auditors Reports	25-26

Balance Sheets as of February 28, 2011 and February 28, 2010	27

Statements of Income for the years ended February 28, 2011 and February 28, 2010	28

Statements of Stockholders’ Equity for the years ended February 28, 2011 and February 28, 2010	29

Statements of Cash Flows for the years ended February 28, 2011 and February 28, 2010	30

Notes to Financial Statements	31-42

Management’s Report on Internal Control over Financial Reporting

Management of Solitron Devices, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2011.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2011.

Solitron Devices, Inc.

May 20, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheet of Solitron Devices, Inc. as of February 28, 2011 and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended. Solitron Devices, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 28, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

MEEKS INTERNATIONAL, LLC
Tampa, Florida
May 20, 2011

Independent Auditors’ Report

To the Board of Directors and
Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheet of. Solitron Devices, Inc. as of February 28, 2010 and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended. Solitron Devices, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 28, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Friedman, Cohen, Taubman & Company, LLC
Plantation, Florida
May 24, 2010

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF FEBRUARY 28, 2011 AND FEBRUARY 28, 2010

	2011	2010
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$539	$400
Treasury bills	6,334	5,601
Accounts receivable, less allowance for doubtful accounts of $2	937	685
Inventories, net (Note 4)	3,031	2,809
Prepaid expenses and other current assets	102	125
TOTAL CURRENT ASSETS	10,943	9,620

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	723	561

OTHER ASSETS	46	52
TOTAL ASSETS	$11,712	$10,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-Post-petition	$236	$266
Accounts payable-Pre-petition, current portion (Note 2)	1,030	1,058
Customer deposits	102	39
Accrued expenses and other current liabilities (Note 6)	726	505
TOTAL CURRENT LIABILITIES	2,094	1,868

LONG-TERM LIABILITIES, net of current portion	138	148
TOTAL LIABILITIES	2,232	2,016

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,263,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of Feb 28, 2010
2,263,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of Feb 28, 2010	23	23
Additional paid-in capital	2,735	2,733
Retained earnings	6,722	5,461
TOTAL STOCKHOLDERS' EQUITY	9,480	8,217
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,712	$10,233

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28, 2010

	2011	2010
	(in thousands, except for share and per share amounts)

Net sales	$8,933	$7,723
Cost of sales	6,369	5,874
Gross profit	2,564	1,849
Selling, general and administrative expenses	1,282	1,092
Operating income	1,282	757
Other income (expenses):
Environmental expenses	(30)	(4)
Interest income	21	18
Other, net (Note 14)	-	13
Income before provision for income taxes	1,273	784
Provision for income taxes	12	14

Net income	$1,261	$770

Income per share from operating income-Basic	$0.57	$0.33
Income per share from operating income-Diluted	$0.52	$0.31

Net income per share-Basic	$0.56	$0.34
Net income per share-Diluted	$0.51	$0.31

Weighted average shares outstanding-Basic	2,264,022	2,263,775
Weighted average shares outstanding-Diluted	2,458,467	2,452,601

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF  STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28, 2010

	Common Stock		Additional
	Number of		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
(in thousands, except for number of shares)

Balance, February 28, 2009	2,263,775	$23	$2,733	$4,691	$7,447

Net income	-	-	-	770	770

Balance, February 28, 2010	2,263,775	23	2,733	5,461	8,217

Employee exercise of stock options	3,000	-	2	-	2

Net income	-	-	-	1,261	1,261

Balance, February 28, 2011	2,266,775	$23	$2,735	$6,722	$9,480

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28, 2010

	2011	2010
	(in thousands)

Net income	$1,261	$770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212	195
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(252)	186
Inventories	(222)	(240)
Prepaid expenses and other current assets	23	14
Other assets	6	-
Increase (decrease) in:
Accounts payable-post-petition	(30)	(177)
Accounts payable-pre-petition	(28)	(28)
Customer deposit	63	(22)
Accrued expenses and other liabilities	221	(65)
Other long-term liabilities	(10)	(10)
Total adjustments	(17)	(147)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,244	623

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in treasury bills	(733)	(488)
Purchase of property, plant and equipment	(374)	(175)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,107)	(663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2	-

Net increase (decrease) in cash and cash equivalents	139	(40)

Cash and cash equivalents - beginning of the year	400	440

Cash and cash equivalents - end of the year	$539	$400

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of February 28, 2011 and 2010.

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

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Property, Plant and Equipment
Property, plant, and equipment is recorded at cost.  Major renewals and improvements are capitalized, while maintenance and repairs that do not extend their expected life are expensed as incurred.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets:

Leasehold Improvements	10 years
Machinery and Equipment	5 years

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.  As of February 28, 2011, all non-interest bearing checking accounts are fully insured in accordance with the Dodd-Frank Act. As of February 28, 2010, $150,000 of the Company’s cash reserves were subject to this risk.  With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

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

Income Taxes
Income taxes are accounted for under the asset and liability method of Accounting Standards Council (“ASC”) 740-10, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance.

The Company adopted new guidance related to accounting for uncertainty in income taxes in accordance with ASC 740-10 and began evaluating tax positions utilizing a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.  Solitron has adopted ASC 740-10 and there if no material impact on its financial condition, results of operations, cash flows, or disclosures.

Net Income Per Common Share
Net income per common share is presented in accordance with ASC 260-10 “Earnings per Share.”  Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.

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

(a)           Pursuant to the Plan of Reorganization, the Company was required to make quarterly payments to holders of unsecured claims until they receive 35% of their pre-petition claims over a period of ten years beginning in approximately May 1995.  However, due to negotiations between the parties, the unsecured creditors agreed to a reduced payment schedule and the Company agreed to make payments until its obligations are fulfilled.  At February 28, 2011, the Company is scheduled to pay approximately $1,030,000 to holders of allowed unsecured claims in quarterly installments of approximately $7,000.  As of February 28, 2011, the amount due to holders of allowed unsecured claims is accrued as a current pre-petition liability.

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

(c)           Under the Plan, the Company is required to remediate its former non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida.  The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties.   The Riviera Beach Property was sold on October 12, 1999 by the Company.  Under the terms of the sale, USEPA received the net proceeds of $419,000.  USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs.  The Port Salerno (formerly occupied by Solitron Microwave) property was sold on March 17, 2003.  Under the terms of the sale, USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds).  Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions.  In connection with facilitating the remediation of the property, the Company will  also, to the extent the proceeds from the sale or lease of  these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995:  (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month.  As of February 28, 2011, the Company has deposited $90,000 into the escrow accounts.  As of February 28, 2011, approximately $58,000 remains in the Port Salerno escrow account.

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
100%

On October 4, 1994, the Company and Vector agreed that Vector’s 25% stock ownership would be distributed among various parties.   Vector participants were:  Vector principal (Howard White) who received 273,943 shares (subsequently sold to Inversiones Globales); AHI Drillings, Inc. who received 77,037 shares; Cointrol Credit Co. II who received 20,095 shares; Service Finance who received 77,037 shares; Trans Resources who received 77,037 shares; and Martin Associates who received 22,848 shares.    Based solely on the Company’s knowledge (and not from any filings which may have to be made with the SEC), and as the result of an out of court agreement made subsequent to a lawsuit filed against Vector by John Stayduhar, a previous Chairman/CEO of the Company, shares held by Inversiones Globales (174,000), by AHI Drillings, Inc. (77,037), by Service Finance (77,037), by Trans Resources (77,037), and by Martin Associates (22,737) were transferred to Mr. Stayduhar.  This gave Mr. Stayduhar approximately 20.61% of the shares of the Company at the time.

3. EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Fiscal Year Ended
	February 28,
	2011	2010
Weighted average common shares outstanding	2,264,022	2,263,775
Dilutive effect of employee stock options	194,445	188,826
Weighted average common shares outstanding, assuming dilution	2,458,467	2,452,601

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For fiscal years 2011 and 2010, 13,500 of the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.  These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

4. INVENTORIES

As of February 28, 2011, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,639,000	$(403,000)	$1,236,000
Work-In-Process	2,732,000	(990,000)	1,742,000
Finished Goods	571,000	(518,000)	53,000
Totals	$4,942,000	$(1,911,000)	$3,031,000

As of February 28, 2010, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,515,000	$(379,000)	$1,136,000
Work-In-Process	2,364,000	(760,000)	1,604,000
Finished Goods	557,000	(488,000)	69,000
Totals	$4,436,000	$(1,627,000)	$2,809,000

5. PROPERTY, PLANT AND EQUIPMENT

As of February 28, 2011 and 2010, property, plant, and equipment consist of the following:

	2011	2010
Leasehold Improvements	$184,000	$200,000
Machinery and Equipment	2,470,000	2,156,000
Subtotal	2,654,000	2,356,000
Less: Accumulated Depreciation and Amortization	(1,931,000)	(1,795,000)
Net Property, Plant and Equipment	$723,000	$561,000

Depreciation and amortization expense was $212,000 and $195,000 for the years ended 2011 and 2010 respectively, and is included in Cost of Sales in the accompanying Statements of Income.

6. ACCRUED EXPENSES

As of February 28, 2011 and 2010, accrued expenses and other current liabilities consist of the following:

	2011	2010
Payroll and related employee benefits	$657,000	$469,000
Income taxes	14,000	14,000
Property taxes	7,000	7,000
Environmental liabilities	40,000	4,000
Other liabilities	8,000	11,000
Totals	$726,000	$505,000

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

7. LONG-TERM LIABILITIES

As of February 28, 2011 and 2010, long-term liabilities consist of the following items:

	2011	2010
Environmental liability	$138,000	$148,000

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

Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

Fiscal Year Ending February 28/29	2011
2012	$27,000
2013	27,000
2014	27,000
2015	27,000
2016	27,000
Thereafter	3,000
Total	$138,000

8.  INCOME TAXES

At February 28, 2011, the Company has net operating loss carryforwards of approximately $14,267,000 that expire through 2029.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at February 28, 2011 and 2010:

Deferred tax assets:	2011	2010
Loss carryforwards	$6,064,000	$6,005,000
Allowance for doubtful accounts	1,000	1,000
Inventory allowance	853,000	612,000
Depreciation	49,000	109,000
Section 263A capitalized costs	296,000	126,000
Total deferred tax assets	7,263,000	6,853,000
Valuation allowance	(7,263,000)	(6,853,000)
Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the years ended February 28, 2011 and 2010.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 28, 2011 and 2010 is as follows:

	2011	2010
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative Minimum Taxes	0.1	0.0

Effective income tax rate	0.1%	0.0%

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

The Company’s 2007 Stock Incentive Plan allows the Company to grant common stock, options, restricted stock, and stock appreciation rights to eligible individuals.  As of February 28, 2011, the Company had not granted any awards under the 2007 Stock Incentive Plan.

Below is a summary of the Company’s Stock Option Activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, February 28, 2009	467,060	$0.767	5.5	880,000
Expired or Cancelled	(300)
Balance, February 28, 2010	466,760	$0.767	4.5	412,000
Exercised	(3,000)
Balance, February 28, 2011	463,760	$0.765	3.5	1,148,000

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

No options were granted or exercised in the years ended February 28, 2011 and February 28, 2010.

All of the Company’s outstanding options were vested as of February 28, 2011.  No shares vested during the years ended February 28, 2011 and February 28, 2010.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2011:

Options Outstanding				Exercisable Options
Range of Exercise Prices		Number of Outstanding Options	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.400	$0.400	254,624	Evergreen	$0.400	254,624	$0.400
$1.050	$1.050	176,636	Evergreen	$1.050	176,636	$1.050
$0.750	$0.750	19,000	5 years	$0.750	19,000	$0.750
$3.950	$3.950	13,500	5 years	$3.950	13,500	$3.950
		463,760		$0.767	463,760	$0.767

All options with a remaining contractual life outstanding are fully vested.

10.  EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service.  Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation.  In addition, the Company may make additional contributions at its discretion.  The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2011 and February 28, 2010.

11. EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2011 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$35,000	$1,053,000	$28,000	$1,000	$1,117,000
Canada and Latin America	25,000	0	0	1,000	26,000
Far East and Middle East	1,000	0	83,000	279,000	363,000
United States	1,331,000	3,761,000	827,000	1,508,000	7,427,000
Totals	$1,392,000	$4,814,000	$938,000	$1,789,000	$8,933,000

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2010 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$48,000	$933,000	$2,000	$4,000	$987,000
Canada and Latin America	34,000	0	30,000	2,000	66,000
Far East and Middle East	2,000	0	0	189,000	191,000
United States	849,000	3,466,000	739,000	1,425,000	6,479,000
Totals	$933,000	$4,399,000	$771,000	$1,620,000	$7,723,000

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers accounted for 39% of net sales for the year ended February 28, 2011 as compared with 52% of the Company's net sales for the year ended February 28, 2010.  Sales to Raytheon Company accounted for approximately 27% of net sales for the year ended February 28, 2011 and 39% for the year ended February 28, 2010.  Sales to BAE Systems Australia accounted for approximately 12% of net sales for the year ended February 28, 2011 and 13% for the year ended February 28, 2010.

12. MAJOR SUPPLIERS

For the year ended February 28, 2011, purchases from the Company’s two top suppliers, Platronics Seals and Egide USA, Inc., accounted for 14% of the Company's total purchases of production materials. For the year ended February 28, 2010, purchases from the Company’s two top suppliers, Platronics Seals and Streamtek Electronics Ltd., accounted for 26% of total purchases of production materials.

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

The Company accrued $93,000 as a bonus to Mr. Saraf for the fiscal year ended February 28, 2010.  The Compensation Committee met and approved the bonus that was paid in June 2010.

The Company accrued $181,410 as a bonus to Mr. Saraf for the fiscal year ended February 28, 2011.  The Compensation Committee will meet on May 23, 2011 to approve the bonus to be paid during June 2011.

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

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Environmental Compliance:
The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, and fiscal years 2008, 2009 and 2010. The Company has accrued an additional $30,000 current liability for fiscal year 2011.  The final amount will be paid to USEPA after the Company’s independent auditor will finish the fiscal year 2011 year-end audit. This amount is carried as an environmental expense.  The Company  has  accrued $20,000 for its remaining minimum obligations under the Settlement Agreement which is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheets at February 28, 2011.

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

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”).  By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described below.  The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.  At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on October 8, 2007, which provides for the tolling of applicable statutes of limitation for any claim that NYDEC may have against the Company associated with the Clarkstown Landfill Site through the earlier of December 3, 2010, or the date the State institutes a suit against the Company for any claims associated with the Clarkstown Landfill Site.  The Clarkstown Landfill Joint Defense Group (“Clarkstown JDG”), a group of potentially responsible parties formed to respond to claims by NYDEC for recovery of closure and clean-up response costs at the Clarkstown Landfill Site, recently entered into a Consent Decree with NYDEC to settle the claims of NYDEC against all potentially responsible parties at the Clarkstown Landfill site that participate in the Clarkstown JDG.  In connection with those negotiations, the Clarkstown JDG, by letter dated March 17, 2010, offered to pursue a settlement of NYDEC’s claim against the Company in return for the Company’s agreement to pay the sum of $125,000.00, representing the Company’s alleged share of the overall settlement with NYDEC.  The Company rejected the settlement offer on March 29, 2010, based on its continuing contention that any claim of NYDEC against the Company was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order. The Clarkstown JDG/NYDEC Consent Decree, settling NYDEC’s claims against individual members of the JDL, was entered by the Court on March 21, 2011. To date, neither NYDEC nor the JDG have pursued any claim against the Company with respect to the Clarkstown Landfill Site.

Operating Leases
In 2001, the Company entered into a lease agreement for its production facility.  The lease has a 10-year term, which expires in December 2011 and has no option to renew under current terms.  The lease is subject to escalations based on operating expenses.  Future minimum lease payments for this non-cancelable operating lease is as follows:

Fiscal Year Ending February 28/29	Amount
2011	411,000
Total	$411,000

Total rent expense was $464,000 for the year ended February 28, 2011 as compared with $480,000 for the year ended February 28, 2010.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

14. OTHER INCOME

During the fiscal year ended February 28, 2011, the Company recognized no net other income. During the fiscal year ended February 28, 2010, the Company recognized approximately $13,000 of other income attributable to $16,000 of income tax benefit offset by $3,000 of other expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

			Year
			First	Term As
			Became	Director
Name	Age	Position with Solitron	Director	Expires(1)

Shevach Saraf	68	Chairman of the Board,	1992	Expired
		Chief Executive Officer,
		President, Chief Financial Officer
		and Treasurer

Dr. Jacob A. Davis (2)	74	Director	1996	Expired

Mr. Joseph Schlig (2)	83	Director	1996	Expired

1)   The term of each Director has expired.  Each Director shall continue in office until his successor is elected at the next annual meeting of stockholders.
2)   A member of the Audit Committee and Compensation Committee.

Mr. Shevach Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992, Chairman of the Board since September 1993 and Chief Financial Officer since 2000. He has 46 years experience in operations and engineering management with electronics and electromechanical manufacturing companies.

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

The Company believes that Mr. Saraf’s extensive experience, his depth of skills, executive management experience, and industry expertise when coupled with his success starting manufacturing companies, turning around failing companies and his leadership since leading the Company out of bankruptcy proceedings in 1993, as Chairman, President, and CEO of the Company highly qualifies him as a member of our Borad of Directors.

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

The Company believes that Mr. Davis’ extensive background and experience in semiconductor technologies highly qualifies him as a member of our Board of Directors.

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

Prior to 1985, Mr. Schlig had many years of business experience including Director of Marketing, Latin America for ITT and Director of International Operations for Revlon.  Mr. Schlig has also operated several small/medium size companies in both the public and private sectors.  He also served as a director of the Trumbull Technology Foundation and as a Director of the MIT Enterprise Forum of Connecticut and served as a director of the Bridgeport [Connecticut] Economic Development Corporation.  He was an alternate member of the Board of Finance of the Town of Trumbull, Connecticut.  He most recently was a member of the Board of Trustees of the Trumbull Library System. He has been active as a judge for the annual Yale Venture Challenge of the Yale University Entrepreneurial Society.

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

The Company believes that Mr. Schlig’s experience across a variety of industries adds significant value and diversity to the Board and highly qualifies him as a member of our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission.  Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 28, 2011, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were timely filed, except John Stayduhar, a ten percent stockholder, did not timely file three Form 4s for a total of six transactions.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named officer for the fiscal years ended February 28, 2011 and February 28, 2010.

Name and Principal Position	Year	Salary($)	Bonus($)		All Other Compensation($)		Total($)
Shevach Saraf	2011	265,899	181,410	(1)	23,873	2)	471,182
Chairman of the Board,	2010	290,384	92,571	(3)	24,627	(2)	407,582
President, CFO, Treasurer
_________
(1)
The Compensation Committee will meet on May 23, 2011 to approve a bonus of $181,410 to Mr. Saraf for fiscal year ended February 28, 2011 to be paid during June 2011. This amount was accrued in fiscal year 2011.

(2)	Represents Life, Disability, & Medical Insurance premiums plus personal car expenses.
(3)	The Company accrued $92,571 for a bonus to Mr. Saraf for the fiscal year ended February 28, 2010. The Compensation Committee met and approved the bonus and the bonus was paid during July 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 28, 2011 held by the following named officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Shevach Saraf	254,624	-	-	$.40	(2)
	175,636	-	-	$1.05	(2)

(1) These options were fully vested as of February 28, 2011.
(2) These options do not expire.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid In Cash($)	Non-Equity Incentive Plan Compensation($) (2)	Total($)
Dr. Jacob A. Davis (1)	12,000	9,000	21,000
Mr. Joseph Schlig (1)	12,000	9,000	21,000

(1)	As of February 28, 2011, the directors hold fully vested unexercised options in the following amounts: Dr. Davis: 11,000 shares, Mr. Schlig: 3,000 shares.
(2)	During fiscal year 2011, the Company paid each of its directors $9,000 as additional incentive for services rendered during fiscal year 2010.

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

The President of the Company may also participate in the Company’s 2000 Stock Option Plan, the Company’s 2007 Stock Incentive Plan, the Company’s deferred Compensation Plan and the Company’s Employee 401-K and Profit Sharing Plan (the “Profit Sharing Plan”).  During the fiscal year ended February 28, 2011, no amounts were deferred by executive officers under the Company’s deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

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

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of  May 14, 2011  by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below.  Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned.  Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)

Shevach Saraf	650,415	(2)	28.69%
3301 Electronics Way
West Palm Beach, FL 33407

Dr. Jacob Davis	11,000	(2)	*
370 Franklyn Avenue
Indialantic, FL 32903

Joseph Schlig	3,000	(2)	*
129 Mayfield Drive
Trumbull, CT 06611

All Executive Officers and	664,415	(2)	29.31%
Directors as a Group (3 persons)

John Stayduhar	283,232	(3)	12.49%
C/O John Farina
1610 Forum Place #900
West Palm Beach, FL 33401

Alexander C. Toppan	179,500	(4)	7.92%
40 Spectacle Ridge Road
South Kent, CT 06785

GRT Capital Partners LLC	117,232	(5)	5.17%
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

(3)	This number is based solely on the Form 4 filed with the Commission on November 22, 2010. The address of the reporting person is 3597 Birdie Drive, #406, Lake Worth, FL 33467.

(4)	This number is based solely on the Schedule 13G/A filed with the Commission on January 11, 2008. The address of the reporting person is 40 Spectacle Ridge Road, South Kent, CT 06785

(5)	This number is based solely on the Schedule 13G filed with the Commission on December 31, 2010. The address of the reporting person is 50 Milk Street, Floor 21, Boston, MA 02109.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	463,760	$0.767	739,940	(1)
Total	463,760	$0.767	739,940	(1)

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

ITEM14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Friedman, Cohen, Taubman & Company LLC.

Effective January 9, 2009, the Company engaged Friedman, Cohen, Taubman & Company LLC ("FCT") as its independent registered public accountant.

The aggregate fees paid by the Company for the years ended February 28, 2011 and February 28, 2010, to its former accounting firm, FCT are as follows:

Audit Fees:  The aggregate fees for professional services rendered by FCT in connection with (i) the audit of our annual financial statements (Form 10-K), and (ii) reviews of our quarterly financial statements (Form 10-Q) for the years ended February 28, 2011 and February 28, 2010, were approximately  $15,000 and $51,000 respectively.

Tax Fees:  The aggregate fees for professional services rendered by FCT for tax compliance for the years ended February 28, 2011 and February 28, 2010 were approximately $0 and $3,000 respectively.  There were no other fees paid for tax services for the years ended February 28, 2011 and February 28, 2010.

Meeks International, LLC

Effective February 15, 2011, the Company engaged Meeks International, LLC ("Meeks") as its independent registered public accountant.

The aggregate fees paid by the Company for the fiscal years ended February 28, 2011 and February 28, 2010, to its current accounting firm, Meeks, are as follows:

Audit Fees:  The aggregate fees for professional services rendered by Meeks in connection with the audit of our annual financial statements (Form 10-K), for work performed during the fiscal years ended February 28, 2011 and February 28, 2010, were approximately $8,716 and $0 respectively.

Tax Fees:  The aggregate fees for professional services rendered by Meeks for tax compliance for the year ended February 28, 2011 and February 28, 2010 were approximately $0 and $0 respectively.  There were no other fees paid for tax services for the years ended February 28, 2011 and February 28, 2010.

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
Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by FCT and Meeks during the years ended February 28, 2011 and February 28, 2010, as described above.

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

10.8+	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company's Form 8-K dated June 8, 2007, as amended by the Company's Form 8-K/A, dated June 12, 2007).

16.1	Letter from DeLeon & Company, P.A. dated January 28, 2009 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K/A filed January 30, 2009).

16.2	Letter from Friedman, Cohen, Taubman & Company, LLC dated February 22, 2011 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K filed February 22, 2011).

23 .1*	Consent of Meeks International, LLC.

23.2*	Consent of Friedman, Cohen, Taubman & Company, LLC.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Management contracts or compensatory plans, contracts or arrangements.

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOLITRON DEVICES, INC.

/s/ Shevach Saraf
By:	Shevach Saraf
Title:	Chairman of the Board, President,
Chief Executive Officer, Treasurer and
Chief Financial Officer
(Principal executive officer, principal
financial officer)

Date:	May 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf		May 23, 2011
Shevach Saraf	Chairman of the Board,
President, Chief
Executive Officer, Treasurer and Chief Financial Officer.
(Principal executive officer, principal
financial officer)

/s/ Jacob Davis		May 23, 2011
Jacob Davis	Director

/s/ Joseph Schlig		May 23, 2011
Joseph Schlig	Director

/s/ Arthur LaPlante		May 23, 2011
Arthur LaPlante	Controller

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

23.1	Consent of Meeks International, LLC.

23.2	Consent of Friedman, Cohen, Taubman & Company, LLC.

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.