Form 10-Q
period 2011-05-31
SOLITRON DEVICES INC
filed 2011-07-07
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 17, 2011 was 2,267,775.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.

PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements

		Condensed Balance Sheets
		May 31, 2011 (unaudited) and February 28, 2011	3

		Condensed Statements of Income (unaudited)
		Three Months Ended May 31, 2011 and 2010	4

		Condensed Statements of Cash Flows (unaudited)
		Three Months Ended May 31, 2011 and 2010	5

		Notes to Condensed Financial Statements	6-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	12-15

Item	4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item	6.	Exhibits	16

Signatures			17

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF MAY 31, 2011 AND FEBRUARY 28, 2011

	(unaudited)
	May 31,	Feb 28,
	2011	2011
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$885	$539
Treasury bills	6,438	6,334
Accounts receivable, less allowance for doubtful accounts of $2	865	937
Inventories, net (Note 5)	3,116	3,031
Prepaid expenses	152	102
TOTAL CURRENT ASSETS	11,456	10,943

PROPERTY, PLANT AND EQUIPMENT, net	675	723

OTHER ASSETS	48	46
TOTAL ASSETS	$12,179	$11,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$363	$236
Pre petition liabilities	1,023	1,030
Customer deposits	141	102
Accrued expenses (Note 8)	782	726
TOTAL CURRENT LIABILITIES	2,309	2,094

LONG-TERM LIABILITIES, net of current portion	138	138
TOTAL LIABILITIES	2,447	2,232

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,267,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of May 31, 2011 2,266,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of Feb 28, 2011	23	23
Additional paid-in capital	2,736	2,735
Retained earnings	6,973	6,722
TOTAL STOCKHOLDERS' EQUITY	9,732	9,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,179	$11,712

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF INCOME
THREE MONTHS ENDED MAY 31, 2011 AND MAY 31, 2010
(Unaudited)

	2011	2010
	(in thousands, except for share and per share amounts)

Net sales	$2,172	$2,123
Cost of sales	1,649	1,678
Gross profit	523	445
Selling, general and administrative expenses	275	292
Operating income	248	153
Other income (expenses):
Interest income (Note 7)	7	5
Income before provision for income taxes	255	158
Provision for income taxes	4	3

Net income	$251	$155

Income per share from continuing operations-Basic	$0.11	$0.07
Income per share from continuing operations-Diluted	$0.10	$0.06

Net income per share-Basic	$0.11	$0.07
Net income per share-Diluted	$0.10	$0.06

Weighted average shares outstanding-Basic	2,266,918	2,263,775
Weighted average shares outstanding-Diluted	2,487,895	2,474,771

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 2011 AND MAY 31, 2010
(Unaudited)

	2011	2010
	(in thousands)

Net income	$251	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58	50
Decrease (increase) in operating assets and liabilities:
Accounts receivable	72	(241)
Inventories, net	(85)	(50)
Prepaid expenses	(50)	(11)
Other assets	(2)	(13)
Increase (decrease) in:
Accounts payable	127	44
Pre petition liabilities	(7)	(7)
Customer deposit	39	175
Accrued expenses	56	64
Long-term liabilities	-	(10)
Total adjustments	208	1
NET CASH PROVIDED BY OPERATING ACTIVITIES	459	156

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in treasury bills	(104)	(245)
Purchase of property, plant and equipment	(10)	(68)

NET CASH (USED IN) INVESTING ACTIVITIES	(114)	(313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	1	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1	-

Net increase (decrease) in cash and cash equivalents	346	(157)

Cash and cash equivalents – beginning of the year	539	400

Cash and cash equivalents - end of the year	$885	$243

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of May 31, 2011 and February 28, 2011.

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

3.           ENVIRONMENTAL LIABILITIES:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), which resolved the Company’s alleged liability to USEPA for four sites in Florida (including the Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”) and the Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”) discussed further below) and one site in California.  Pursuant to the Settlement Agreement, the Company paid the sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  On June 14, 2011 the Company paid $40,035 for fiscal year 2011.  The Company has accrued $20,000 for its remaining minimum obligations under the Settlement Agreement (for fiscal years 2012 and 2013) which is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheets at February 28, 2011.

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

Prior to the sale of the Port Salerno and Riviera Beach Sites, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites.   At the closing of the sale of each site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies.  In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies.  The current balance in the Port Salerno Escrow Account is approximately $58,000.  USEPA completed remedy construction at the Port Salerno Site in 2004 and is performing annual groundwater sampling.  A 5-Year review performed by USEPA in 2009 concluded that remedial actions taken at the property remain protective.  Work at the Riviera Beach Site is being performed by Honeywell, Inc. (“Honeywell”), pursuant to an Administrative Order on Consent entered into between Honeywell and USEPA.  Design and construction of the remedy is reported by USEPA to be complete and the treatment system has been in operation since March 2009.  The Company has been notified by FDEP that the performance of remediation work by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company’s remediation obligations under the Consent Final Judgment.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

In 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno and Riviera Beach Sites of $214,800 and initially directed the Company to resume payments under the Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment.  Later, FDEP advised the Company that FDEP would prepare a justification for the asserted unreimbursed expenses, following receipt of which the Company is required to transfer $58,000 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses.  FDEP further stated that FDEP would work with the Company to establish a reduced payment schedule for the Company to resume payments under the Consent Final Judgment based on the Company’s financial ability to pay.  To date, FDEP has not further pursued the Company for cost reimbursement under the Consent Final Judgment.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”).  By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings.  The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order.  By letter dated March 17, 2010, the Clarkstown Landfill Joint Defense Group (“JDG”) offered to pursue a settlement of NYDEC’s claim against the Company in return for the Company’s agreement to pay the sum of $125,000, representing the Company’s alleged share of JDG’s overall settlement with NYDEC.  The Company rejected the settlement offer on March 29, 2010, based on its continuing contention that any claim of NYDEC against the Company was discharged in bankruptcy as a result of the Bankruptcy Court’s August 1993 Order. The JDG/NYDEC Consent Decree, settling NYDEC’s claims against individual members of  JDG, was entered by the Court on March 21, 2011. To date, neither NYDEC nor JDG have pursued any claim against the Company with respect to the Clarkstown Landfill Site.

4.           EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended May 31,
	2011	2010
Weighted average common shares outstanding	2,266,918	2,263,775
Dilutive effect of employee stock options	220,977	210,996
Weighted average common shares outstanding, assuming dilution	2,487,895	2,474,771

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three month periods ended May 31, 2011 and May 31, 2010, 13,500 shares underlying  the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

5.           INVENTORIES:

As of May 31, 2011, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,754,000	$(403,000)	$1,351,000
Work-In-Process	2,732,000	(990,000)	1,742,000
Finished Goods	533,000	(510,000)	23,000
Totals	$5,019,000	$(1,903,000)	$3,116,000

As of February 28, 2011, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,639,000	$(403,000)	$1,236,000
Work-In-Process	2,732,000	(990,000)	1,742,000
Finished Goods	571,000	(518,000)	53,000
Totals	$4,942,000	$(1,911,000)	$3,031,000

6.           INCOME TAXES:

At May 31, 2011, the Company has net operating loss carryforwards of approximately $14,267,000 that expire through 2023.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes were comprised of the following as of May 31 and February 28, 2011:

	5/31/11	2/28/11
Deferred tax assets:
Loss carryforwards	$6,064,000	$6,064,000
Allowance for doubtful accounts	1,000	1,000
Inventory allowance	821,000	853,000
Depreciation	49,000	49,000
Section 263A capitalized costs	296,000	296,000
Total deferred tax assets	7,231,000	7,263,000
Valuation allowance	(7,231,000)	(7,263,000)

Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ended May 31, 2011 and for the year ended February 28, 2011.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended May 31, 2011 and for the year ended February 28, 2011 is as follows:

	5/31/11	2/28/11
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

On June 14, 2011 the Company made an estimated tax payment of $3,000 toward its fiscal year 2012 federal income tax obligation.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

7.           OTHER INCOME:

The $7,000 of other income reflected in the condensed statements of income for the quarter ended May 31, 2011, and the $5,000 of other income reflected in the condensed statements of income for the quarter ended May 31, 2010  consists entirely of interest income on investment in treasury bills net of changes in market value.

8.           ACCRUED EXPENSES:

As of May 31, 2011 and February 28, 2011, accrued expenses and other liabilities consisted of the following:

	5/31/11	2/28/11
Payroll and related employee benefits	$693,000	$657,000
Income taxes	19,000	14,000
Property taxes	18,000	7,000
Environmental liabilities	40,000	40,000
Other liabilities	12,000	8,000
	$782,000	$726,000

9.           EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2011 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$16,000	$86,000	$22,000	$0	$124,000
Canada and Latin America	0	0	0	2,000	2,000
Far East and Middle East	0	6,000	5,000	100,000	111,000
United States	352,000	1,005,000	207,000	371,000	1,935,000
Totals	$368,000	1,097,000	$234,000	$473,000	$2,172,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2010 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$132,000	$0	$0	$132,000
Canada and Latin America	7,000	0	0	0	7,000
Far East and Middle East	0	0	0	56,000	56,000
United States	304,000	681,000	288,000	655,000	1,928,000
Totals	$311,000	$813,000	$288,000	$711,000	$2,123,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended May 31, 2011, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	36%
United States Government	18%
Totals	54%

For the quarter ended May 31, 2010, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	36%
Harris Corporation	13%
Totals	49%

10.            MAJOR SUPPLIERS:

For the quarter ended May 31, 2011, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Platronics Seals	26%
Stellar Industries	9%
Totals	35%

For the quarter ended May 31, 2010, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
WUXI Streamtek Ltd.	10%
Hybrid Sources	7%
Totals	17%

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011 and the Condensed Financial Statements and the related Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment, revenue recognition and accounting for income taxes. A discussion of all of these critical accounting policies can be found in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

Trends and Uncertainties:

During the three months ended May 31, 2011, the Company’s book-to-bill ratio was approximately .80 as compared to approximately 1.46 for the three months ended May 31, 2010, reflecting a decrease in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last 24 to 36 months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations-Three Months Ended May 31, 2011 Compared to Three Months Ended May 31, 2010:

Net sales for the three months ended May 31, 2011 increased 2% to $2,172,000 as compared to $2,123,000 for the three months ended May 31, 2010.  This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2011 decreased to $1,649,000 from $1,678,000 for the comparable period in 2010, primarily due to improved product yields and recovery of scrap precious metal.  Expressed as a percentage of sales, cost of sales decreased to 76% from 79% for the same period in 2010.  This decrease in percentage was due primarily to improved product yields and recovery of scrap precious metal as described herein.

Gross profit for the three months ended May 31, 2011 increased to $523,000 from $445,000 for the three months ended May 31, 2010, primarily due to an increase in net sales and lower cost of materials as described above.  Accordingly, gross margins on the Company’s sales increased to 24% for the three months ended May 31, 2011 in comparison to 21% for the three months ended May 31, 2010.

For the three months ended May 31, 2011, the Company shipped 53,338 units as compared to 51,241 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended May 31, 2011, the Company’s backlog of open orders decreased 7% to $6,091,000 as compared to the same period of the prior year. For the three months ended May 31, 2010, the Company’s backlog of open orders increased 17% to $6,900,000 as compared to same period in 2009.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 44% to $1,738,000 in the level of bookings during the quarter ended May 31, 2011 as compared to the same period in the prior year. For the three months ended May 31, 2010, the Company experienced a 321% increase to 3,097,000 in the level of bookings as compared to the same period in the prior year. The decrease in bookings for the three months ended May 31, 2011 is principally as a result of delays in the placement of orders by key customers, as well as a decrease in defense spending, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $275,000 for the three months ended May 31, 2011 from $292,000 for the comparable period in 2010. The decrease reflects lower labor and legal expenses.  During the three months ended May 31, 2011, selling, general, and administrative expenses as a percentage of net sales fell to 13% as compared with 14% for the three months ended May 31, 2010.  The percentage decrease was due primarily to lower labor and legal expenses as mentioned above.

Operating income for the three months ended May 31, 2011 increased to $248,000 as compared to $153,000 for the three months ended May 31, 2010. This increase is due primarily to higher net sales, lower cost of materials, and other expense factors outlined above.

The Company recorded net other income of $7,000 for the three months ended May 31, 2011 as compared to $5,000 for the three months ended May 31, 2010. Net other income for both the three months ended May 31, 2011 and May 31, 2010 includes only interest income on investment in treasury bills net of changes in market value.  The increase in interest income is due primarily to an increase in invested funds.

Net income for the three months May 31, 2011 increased to $251,000 as compared to $155,000 for the same period in 2010.  This increase is due primarily to higher net sales, lower cost of materials, and other expense factors outlined above.

Liquidity and Capital Resources:

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $300,000 during the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of   profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the next twelve months and at the current level of payments to its pre-bankruptcy creditors.  However, due to the level of current backlog and projected new order intake (due to the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry), the Company might operate at a loss during the balance of the current fiscal year.

Over the long-term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes that it will generate sufficient cash from operations to satisfy its operating needs and the level of payments to pre-bankruptcy creditors it has maintained over the last eighteen years.  In the event that bookings in the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

At May 31, 2011, February 28, 2011 and May 31, 2010, the Company had cash of approximately $885,000, $539,000 and $243,000, respectively.  The cash increase for the three months ended May 31, 2011 was primarily due to income from operations.

At May 31, 2011, February 28, 2010 and May 31, 2010, the Company had investments in treasury bills of approximately $6,438,000, $6,334,000 and $5,846,000, respectively.

At May 31, 2011, the Company had working capital of $9,147,000 as compared with a working capital at May 31, 2010 of $7,866,000.  At February 28, 2011, the Company had a working capital of $8,849,000.  The $298,000 increase for the three months ended May 31, 2011 was due mainly to a $450,000 combined increase in receivables and investments in treasury bills offset by an increases in accounts payable and accrued expenses.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

Forward Looking Statements:

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2011, including those identified below. We do not undertake any obligation to update forward-looking statements.

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
•
Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability. They may also affect the availability of raw materials which may adversely affect our profitability.

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

SOLITRON DEVICES, INC.

Date: July 7, 2011
/s/ Shevach Saraf
Shevach Saraf
Chairman, President,
Chief Executive Officer,
Treasurer and
Chief Financial Officer
(Principal Executive and
Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.