Form 10-Q
period 2011-08-31
SOLITRON DEVICES INC
filed 2011-10-11
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

or
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2011 was 2,267,775.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.

PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements

		Condensed Balance Sheets
		August 31, 2011 (unaudited) and February 28, 2011	3

		Condensed Statements of Income (unaudited)
		Three and Six Months Ended August 31, 2011 and 2010	4

		Condensed Statements of Cash Flows (unaudited)
		Six Months Ended August 31, 2011 and 2010	5

		Notes to Condensed Financial Statements	6-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item	4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item	6.	Exhibits	17

Signatures			18

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF AUGUST 31, 2011 AND FEBRUARY 28, 2011

	(unaudited)
	August 31,	Feb 28,
	2011	2011
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$778	$539
Treasury bills	6,634	6,334
Accounts receivable, less allowance for doubtful accounts of $2	796	937
Inventories, net (Note 5)	3,177	3,031
Prepaid expenses	132	102
TOTAL CURRENT ASSETS	11,517	10,943

PROPERTY, PLANT AND EQUIPMENT, net	655	723

OTHER ASSETS	45	46
TOTAL ASSETS	$12,217	$11,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$313	$236
Pre petition liabilities	1,016	1,030
Customer deposits	135	102
Accrued expenses (Note 8)	454	726
TOTAL CURRENT LIABILITIES	1,918	2,094

LONG-TERM LIABILITIES, net of current portion	128	138
TOTAL LIABILITIES	2,046	2,232

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,267,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of August 31, 2011	23	23
2,266,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of Feb 28, 2011
Additional paid-in capital	2,736	2,735
Retained earnings	7,412	6,722
TOTAL STOCKHOLDERS' EQUITY	10,171	9,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,217	$11,712

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2011 AND AUGUST 31, 2010
(Unaudited, in thousands except for share and per share amounts)

	Three months		Six Months
	2011	2010	2011	2010

NET SALES	$2,128	$2,286	$4,300	$4,409
Cost of Sales	1,461	1,609	3,110	3,287

Gross Profit	667	677	1,190	1,122

Selling, General and Administrative Expenses	229	246	504	538

Operating Income	438	431	686	584

OTHER INCOME (EXPENSES) (Note 7)
Income tax benefit	-	2	-	2
Interest Income	4	6	11	11
Income Tax Expense	(3)	(2)	(7)	(5)
Other, Net	1	6	4	8

Net Income	$439	$437	$690	$592

Net Income Per Share : Basic	$.19	$.19	$.30	$.26
: Diluted	$.18	$.18	$.28	$.24

Weighted Average
Shares Outstanding : Basic	2,267,775	2,263,775	2,267,347	2,263,775
: Diluted	2,490,139	2,466,310	2,489,017	2,470,541

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31, 2011 AND AUGUST 31, 2010
(Unaudited)

	2011	2010
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$690	$592
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	116	100
Decrease (increase) in operating assets and liabilities:
Accounts receivable	141	(170)
Inventories, net	(146)	(143)
Prepaid expenses	(30)	3
Other assets	1	-
Increase (decrease) in:
Accounts payable	77	33
Pre petition liabilities	(14)	(14)
Customer deposit	33	191
Accrued expenses	(272)	(75)
Long-term liabilities	(10)	(10)
Total adjustments	(104)	(85)
NET CASH PROVIDED BY OPERATING ACTIVITIES	586	507

CASH FLOWS FROM INVESTING ACTIVITIES:
Treasury bills purchased	(2,933)	(1,576)
Treasury bills matured	2,633	1,324
Purchase of property, plant and equipment	(48)	(187)

NET CASH (USED IN) INVESTING ACTIVITIES	(348)	(439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	1	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1	-

Net increase (decrease) in cash and cash equivalents	239	68

Cash and cash equivalents – beginning of the year	539	400

Cash and cash equivalents - end of the year	$778	$468

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of August 31, 2011 and February 28, 2011.

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

3.           ENVIRONMENTAL LIABILITIES:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  Pursuant to the Settlement Agreement, the Company paid the sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  On June 14, 2011 the Company paid $40,035 for fiscal year 2011.  The Company has accrued $20,000 for its remaining minimum obligations under the Settlement Agreement (for fiscal years 2012 and 2013) which is reflected in “Accrued expenses” on the Company’s Balance Sheets at February 28, 2011.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

4.	EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2011	2010	2011	2010
Weighted average common shares outstanding	2,267,775	2,263,775	2,267,347	2,263,775
Dilutive effect of employee stock options	222,364	202,535	221,670	206,766
Weighted average common shares outstanding, assuming dilution	2,490,139	2,466,310	2,489,017	2,470,541

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three month periods ended August 31, 2011 and August 31, 2010, 13,500 shares underlying  the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

5.           INVENTORIES:

As of August 31, 2011, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,642,000	$(403,000)	$1,239,000
Work-In-Process	2,972,000	(1,096,000)	1,876,000
Finished Goods	564,000	(502,000)	62,000
Totals	$5,178,000	$(2,001,000)	$3,177,000

As of February 28, 2011, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,639,000	$(403,000)	$1,236,000
Work-In-Process	2,732,000	(990,000)	1,742,000
Finished Goods	571,000	(518,000)	53,000
Totals	$4,942,000	$(1,911,000)	$3,031,000

6.	INCOME TAXES:

At August 31, 2011, the Company has net operating loss carryforwards of approximately $14,662,000 that expire through 2029.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes were comprised of the following as of August 31 and February 28, 2011:

Deferred tax assets:	8/31/11	2/28/11
Loss carryforwards	$6,064,000	$6,064,000
Allowance for doubtful accounts	1,000	1,000
Inventory valuation	746,000	853,000
Depreciation	49,000	49,000
Section 263A capitalized costs	296,000	296,000
Total deferred tax assets	7,156,000	7,263,000
Valuation allowance	(7,156,000)	(7,263,000)

Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ended August 31, 2011 and for the year ended February 28, 2011.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended August 31, 2011 and for the year ended February 28, 2011 is as follows:

	8/31/11	2/28/11
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

7.	OTHER INCOME:

The $1,000 of other income reflected in the condensed statements of income for the three months ended August 31, 2011 consists of $4,000 of interest income on investment in treasury bills net of changes in market value offset by $3,000 of income tax expense. The $6,000 of other income reflected in the condensed statements of income for the three months ended August 31, 2010 consists of $6,000 of interest income on investment in treasury bills net of changes in market value plus $2,000 of income tax benefit offset by $2,000 of income tax expense.

8.	ACCRUED EXPENSES:

As of August 31, 2011 and February 28, 2011, accrued expenses and other liabilities consisted of the following:

	8/31/11	2/28/11
Payroll and related employee benefits	$385,000	$657,000
Income taxes	23,000	14,000
Property taxes	29,000	7,000
Environmental liabilities	10,000	40,000
Other liabilities	7,000	8,000
	$454,000	$726,000

9.	EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2011 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$1,000	$3,000	$0	$4,000
Canada and Latin America	13,000	0	0	0	13,000
Far East and Middle East	0	0	6,000	59,000	65,000
United States	300,000	1,100,000	196,000	450,000	2,046,000
Totals	$313,000	1,101,000	$205,000	$509,000	$2,128,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2010 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$4,000	$507,000	$26,000	$0	$537,000
Canada and Latin America	6,000	0	0	0	6,000
Far East and Middle East	1,000	0	0	82,000	83,000
United States	322,000	799,000	218,000	321,000	1,660,000
Totals	$333,000	$1,306,000	$244,000	$403,000	$2,286,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended August 31, 2011, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	37%
United States Government	10%
Totals	47%

For the three months ended August 31, 2010, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Harris Corporation	22%
Raytheon Company	17%
Totals	39%

10.	MAJOR SUPPLIERS:

For the three months ended August 31, 2011, purchases from the Company’s top two suppliers consisted of the following:

Vendor	% of Purchases
WUXI Streamtek Ltd.	10%
Platronics Seals	8%
Totals	18%

For the three months ended August 31, 2010, purchases from the Company’s top two suppliers consisted of the following:

Vendor	% of Purchases
WUXI Streamtek Ltd.	10%
Air Products	7%
Totals	17%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trends and Uncertainties:

During the three months ended August 31, 2011, the Company’s book-to-bill ratio was approximately .94 as compared to approximately .83 for the three months ended August 31, 2010, reflecting an increase in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last 24 to 36 months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

Inventories
Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw material only to fill customer orders.  Excess raw material is created only when a vendor imposes a minimum buy in excess of actual requirements.  Such excess material will usually be utilized to meet the requirements of the customer’s subsequent orders.  If excess material is not utilized after two fiscal years, it is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.

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

Results of Operations-Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010:

Net sales for the three months ended August 31, 2011 decreased 7% to $2,128,000 as compared to $2,286,000 for the three months ended August 31, 2010.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.
Cost of sales for the three months ended August 31, 2011 decreased to $1,595,000 from $1,609,000 for the comparable period in 2010, primarily due to a lower level of orders that were shipped in accordance with customer requirements.  Expressed as a percentage of sales, cost of sales increased to 75% from 70% for the same period in 2010.  This increase in percentage was due primarily to a lower level of shipments as described.

Cost of sales for the three months ended August 31, 2011 decreased to $1,461,000 from $1,609,000 for the comparable period in 2010, primarily due to a lower level of orders that were shipped in accordance with customer requirements.  Expressed as a percentage of sales, cost of sales decreased to 69% from 70% for the same period in 2010.  This decrease in percentage was due primarily to a lower cost of materials resulting from a different mix of product shipped.

Gross profit for the three months ended August 31, 2011 decreased to $667,000 from $677,000 for the three months ended August 31, 2010, primarily due to a decrease in net sales.  Gross margins on the Company’s sales increased to 31% for the three months ended August 31, 2011 in comparison to 30% for the three months ended August 31, 2010 primarily due to a lower cost of materials as described above.

For the three months ended August 31, 2011, the Company shipped 65,608 units as compared to 34,882 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended August 31, 2011, the Company’s backlog of open orders decreased 2% to $5,971,000 as compared to the same period of the prior year. For the three months ended August 31, 2010, the Company’s backlog of open orders decreased 6% to $6,509,000 as compared to same period in 2009.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 6% to $2,000,000 in the level of bookings during the three months ended August 31, 2011 as compared to the same period in the prior year. For the three months ended August 31, 2010, the Company experienced a 7% decrease to $1,894,000 in the level of bookings as compared to the same period in the prior year. The decrease in bookings for the three months ended August 31, 2011 is principally as a result of delays in the placement of orders by key customers, as well as a decrease in defense spending on programs the Company supports, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $229,000 for the three months ended August 31, 2011 from $246,000 for the comparable period in 2010. The decrease reflects lower sales commissions and legal expenses.  During the three months ended August 31, 2011, selling, general, and administrative expenses as a percentage of net sales remained steady at 11% as compared the three months ended August 31, 2010.

Operating income for the three months ended August 31, 2011 increased to $438,000 as compared to $431,000 for the three months ended August 31, 2010. This increase is due primarily to lower  cost of materials.

The Company recorded net other income of $1,000 for the three months ended August 31, 2011 as compared to $6,000 for the three months ended August 31, 2010. Net other income for the three months ended August 31, 2011 included $4,000 of interest income on investment in treasury bills net of changes in market value offset by $3,000 of income tax expense. Net other income for the three months ended August 31, 2010 included $6,000 of interest income on investment in treasury bills net of changes in market value plus $2,000 of income tax benefit offset by $2,000 of income tax expense. The decrease in interest income is due primarily to a decrease in return on invested funds.

Net income for the three months August 31, 2011 increased to $439,000 as compared to $437,000 for the same period in 2010.  This increase is due primarily to lower cost of materials, and other expense factors outlined above.

Results of Operations-Six Months Ended August 31, 2011 Compared to Six Months Ended August 31, 2010:

Net sales for the six months ended August 31, 2011 decreased 3% to $4,300,000 as compared to $4,409,000 for the six months ended August 31, 2010.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2011 decreased to $3,110,000 from $3,287,000 for the comparable period in 2010, primarily due to lower cost of materials resulting from a different mix of product shipped.  Expressed as a percentage of sales, cost of sales decreased to  72% as compared to 75% for the same period in 2010.

Gross profit for the six months ended August 31, 2011 increased to $1,190,000 from $1,122,000 for the six months ended August 31, 2010, primarily due to a decrease in cost of materials. Gross margins on the Company’s sales increased to 28% as compared to 25% for the same period in 2010.

For the six months ended August 31, 2011, the Company shipped 88,220 units as compared to 86,123 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the six months ended August 31, 2011, the Company’s backlog of open orders decreased 8% to $5,971,000 as compared to the same period of the prior year. For the six  months ended August 31, 2010, the Company’s backlog of open orders increased 10% to $6,509,000 as compared to same period in 2009. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company’s backlog of open orders decreased 8% to $5,971,000 for the six months ended August 31, 2011 when compared with the backlog of $6,522,000 as of February 28, 2011. For the six months ended August 31, 2010, the Company’s backlog of open orders increased 10% to $6,510,000 when compared with the backlog of $5,922,000 as of February 28, 2010. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease of 25% to $3,751,000 in the level of bookings during the six months ended August 31, 2011 when compared with the six months ended August 31, 2010. The decrease occurred principally as a result of delays in the placement of orders by key customers, as well as a decrease in defense spending on programs the Company supports, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $504,000 for the six months ended August 31, 2011 from $538,000 for the comparable period in 2010, primarily due to lower sales commissions and legal costs.  During the six months ended August 31, 2011, selling, general, and administrative expenses as a percentage of net sales remained steady at 12% as compared to the six months ended August 31, 2010.

Operating income for the six months ended August 31, 2011 increased to $686,000 from $584,000 for the six months ended August 31, 2010. This increase is due primarily to a a lower cost of raw materials.

The Company recorded net other income of $4,000 for the six months ended August 31, 2011 as compared to net other income of $8,000 for the six months ended August 31, 2010.  Included in net other income for the six months ended August 31, 2011 was interest income of $11,000 offset by $7,000 of income tax expense. Included in net other income for the six months ended August 31, 2010 was $11,000 of interest income and $2,000 of income tax benefit offset by $5,000 of income tax expense.

Net income for the six months ended August 31, 2011 increased to $690,000 from $592,000 for the same period in 2010.  This increase is due primarily to lower cost of materials, and other expense factors outlined above.

Liquidity and Capital Resources:

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $300,000 during the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, an increase in the cost of raw materials, particularly the cost of precious metals and copper, and operations that will result in the potential erosion of   profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the next twelve months and at its current level of payments to its pre-bankruptcy creditors.  However, due to the level of current backlog and projected new order intake (due to the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry), the Company might operate at a break even during the balance of the current fiscal year.

Over the long-term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes that during the next twelve months it will generate sufficient cash from operations to satisfy its operating needs and the level of payments to pre-bankruptcy creditors it has maintained over the last eighteen years.  In the event that bookings in the long-term decline significantly below the level experienced during the last 24 to 36 months, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

At August 31, 2011, February 28, 2011 and August 31, 2010, the Company had cash of approximately $778,000, $539,000 and $468,000, respectively.  The cash increase for the six months ended August 31, 2011 was primarily due to income from operations.

At August 31, 2011, February 28, 2010 and August 31, 2010, the Company had investments in treasury bills of approximately $6,634,000, $6,334,000 and $5,853,000, respectively.

At August 31, 2011, the Company had working capital of $9,599,000 as compared with a working capital at August 31, 2010 of $8,247,000.  At February 28, 2011, the Company had a working capital of $8,849,000.  The $616,000 increase for the six months ended August 31, 2011 was due mainly to a $539,000 combined increase in cash and investments in treasury and a $272,000 decrease in accrued expenses offset by an increase in accounts payable.

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

PART II– OTHER INFORMATION

ITEM 6.	EXHIBITS:

Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: October 7, 2011
/s/ Shevach Saraf
Shevach Saraf
Chairman, President,
Chief Executive Officer,
Treasurer and
Chief Financial Officer
(Principal Executive and
Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Eltension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.