Form 10-Q
period 2011-11-30
SOLITRON DEVICES INC
filed 2012-01-13
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011

or
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 9, 2012 was 2,267,775.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.
PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements

		Condensed Balance Sheets	3
		November 30, 2011 and February 28, 2011

		Condensed Statements of Income	4
		Three and Nine months ended November 30, 2011 and 2010

		Condensed Statements of Cash Flows	5
		Nine months ended November 30, 2011 and 2010

		Notes to Condensed Financial Statements	6-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	12-16

Item	4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item	6.	Exhibits	17

Signatures			18

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF NOVEMBER 30, 2011 AND FEBRUARY 28, 2011 (unaudited)
	Nov 30,	Feb 28,
	2011	2011
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$732	$539
Treasury bills and CDs	6,697	6,334
Accounts receivable, less allowance for doubtful accounts of $2	943	937
Inventories, net (Note 5)	2,965	3,031
Prepaid expenses and other current assets	122	102
TOTAL CURRENT ASSETS	11,459	10,943

PROPERTY, PLANT AND EQUIPMENT, net	720	723

OTHER ASSETS	45	46
TOTAL ASSETS	$12,224	$11,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-Post-petition	$227	$236
Accounts payable-Pre-petition, current portion	1,009	1,030
Customer deposits	101	102
Accrued expenses and other current liabilities (Note 8)	495	726
TOTAL CURRENT LIABILITIES	1,832	2,094

LONG-TERM LIABILITIES, net of current portion	128	138
TOTAL LIABILITIES	1,960	2,232

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,267,775 shares issued and outstanding, net of 173,287 shares of treasury stock	23	23
Additional paid-in capital	2,736	2,735
Retained earnings	7,505	6,722
TOTAL STOCKHOLDERS' EQUITY	10,264	9,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,224	$11,712

The accompanying notes are an integral part of the condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED NOVEMBER 30,
(Unaudited, in thousands except for share and per share amounts)

	Three months		Nine Months
	2011	2010	2011	2010

NET SALES	$2,112	$2,281	$6,412	$6,690
Cost of Sales	1,729	1,561	4,839	4,848

Gross Profit	383	720	1,573	1,842

Selling, General and Administrative Expenses	293	400	797	938

Operating Income	90	320	776	904

OTHER INCOME (EXPENSES)
Other Income (Expense), Net (Note 7)	8	(1)	8	1
Interest Income	-	1	11	12
Other, Net	8	-	19	13

Income Before Income Taxes	98	320	795	917

Income Tax Expense	(5)	(4)	(12)	(9)

Net Income	$93	$316	$783	$908

Net Income Per Share : Basic	$.04	$.14	$.35	$.40
: Diluted	$.04	$.13	$.31	$.37

Weighted Average
Shares Outstanding : Basic	2,267,775	2,263,775	2,267,489	2,263,775
: Diluted	2,489,454	2,466,310	2,489,162	2,469,130

The accompanying notes are an integral part of the condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED NOVEMBER 30,
(Unaudited, in thousands)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$783	$908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	153
Unrecorded gain on Treasury bills and CDs	(1)	(4)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(6)	(166)
Inventories	66	(168)
Prepaid expenses and other current assets	(20)	12
Other non-current assets	1	(13)
Increase (Decrease) in:
Accounts payable – Post-petition	(9)	(14)
Accounts payable – Pre-petition	(21)	(21)
Customer deposits	(1)	87
Accrued expenses and other current liabilities	(231)	113
Other non-current liabilities	(10)	(10)
NET CASH PROVIDED BY OPERATING ACTIVITIES	694	877

CASH FLOWS FROM INVESTING ACTIVITIES:
Treasury bills and CDs purchased	(4,175)	(2,754)
Treasury bills matured	3,813	2,262
Purchases of property, plant and equipment	(140)	(275)
NET CASH (USED IN) INVESTING ACTIVITIES	(502)	(767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	1	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	193	110

CASH AT THE BEGINNING OF PERIOD	539	400

CASH AT THE END OF PERIOD	$732	$510

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

Treasury Bill and CDs
Treasury bills and CDs includes treasury bills with maturities of one year or less, along with CDs with maturities of greater than one year, and is stated at market value.

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of November 30, 2011 and February 28, 2011.

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

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  Pursuant to the Settlement Agreement, the Company paid the sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  On June 14, 2011 the Company paid $40,035 for fiscal year 2011.  The Company has accrued $20,000 for its remaining minimum obligations under the Settlement Agreement (for fiscal years 2012 and 2013) which is reflected in “Accrued expenses” on the Company’s Balance Sheets at November 30, 2011.

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

4.	EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	2,267,775	2,263,775	2,267,489	2,263,775
Dilutive effect of employee stock options	221,679	202,535	221,673	205,355
Weighted average common shares outstanding, assuming dilution	2,489,454	2,466,310	2,489,162	2,469,130

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three and nine month periods ended November 30, 2011 and November 30, 2010, 13,500 shares (at $3.95) underlying  the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5.	INVENTORIES:

As of November 30, 2011, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,471,000	$(403,000)	$1,068,000
Work-In-Process	2,971,000	(1,096,000)	1,875,000
Finished Goods	545,000	(523,000)	22,000
Totals	$4,987,000	$(2,022,000)	$2,965,000

As of February 28, 2011, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,639,000	$(403,000)	$1,236,000
Work-In-Process	2,732,000	(990,000)	1,742,000
Finished Goods	571,000	(518,000)	53,000
Totals	$4,942,000	$(1,911,000)	$3,031,000

6.	INCOME TAXES:

At November 30, 2011, the Company has net operating loss carryforwards of approximately $14,662,000 that expire through 2029.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes were comprised of the following as of November 30 and February 28, 2011:

Deferred tax assets:	11/30/11	2/28/11
Loss carryforwards	$5,572,000	$6,064,000
Allowance for doubtful accounts	1,000	1,000
Inventory valuation	673,000	853,000
Depreciation	48,000	49,000
Section 263A capitalized costs	494,000	296,000
Total deferred tax assets	6,788,000	7,263,000
Valuation allowance	(6,788,000)	(7,263,000)

Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ended November 30, 2011 and for the year ended February 28, 2011.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended November 30, 2011 and for the year ended February 28, 2011 is as follows:

	11/30/11	2/28/11
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7.	OTHER INCOME:

The $8,000 of other income reflected in the condensed statements of income for the three months ended November 30, 2011 consists of an $8,000 gain on disposal of an asset. The net $0 of other income reflected in the condensed statements of income for the three months ended November 30, 2010 consists of $1,000 of interest income on investment in treasury bills net of changes in market value and a $1,000 loss on disposal of asset.

8.	ACCRUED EXPENSES:

As of November 30, 2011 and February 28, 2011, accrued expenses and other liabilities consisted of the following:

	11/30/11	2/28/11
Payroll and related employee benefits	$453,000	$657,000
Income taxes	13,000	14,000
Property taxes	-	7,000
Environmental liabilities	13,000	40,000
Other liabilities	16,000	8,000
	$495,000	$726,000

9.	EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2011 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$0	$27,000	$0	$27,000
Canada and Latin America	14,000	0	2,000	0	16,000
Far East and Middle East	0	0	3,000	54,000	57,000
United States	338,000	963,000	79,000	632,000	2,012,000
Totals	$352,000	$963,000	$111,000	$686,000	$2,112,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2010 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$8,000	$384,000	$1,000	$0	$393,000
Canada and Latin America	0	0	0	1,000	1,000
Far East and Middle East	0	0	23,000	82,000	105,000
United States	345,000	1,021,000	160,000	256,000	1,782,000
Totals	$353,000	$1,405,000	$184,000	$339,000	$2,281,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended November 30, 2011, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	45%
United States Government	16%
Totals	61%

For the three months ended November 30, 2010, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	24%
BAE Systems Australia	17%
Totals	41%

10.	MAJOR SUPPLIERS:

For the three months ended November 30, 2011, purchases from the Company’s top two suppliers consisted of the following:

Vendor	% of Purchases
Air Products, Inc.	7%
Stellar Industries, Inc.	7%
Totals	14%

For the three months ended November 30, 2010, purchases from the Company’s top two suppliers consisted of the following:

Vendor	% of Purchases
Egide, USA	10%
WUXI Streamtek Ltd	9%
Totals	19%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trends and Uncertainties:

During the three months ended November 30, 2011, the Company’s book-to-bill ratio was approximately .43 as compared to approximately .77 for the three months ended November 30, 2010, reflecting a decrease in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. Should order intake fall drastically below the level experienced in the last 24 to 36 months, the Company might be required to implement cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations-Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010:

Net sales for the three months ended November 30, 2011 decreased 7% to $2,112,000 as compared to $2,281,000 for the three months ended November 30, 2010.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended November 30, 2011 increased to $1,729,000 from $1,561,000 for the comparable period in 2010, primarily due to a lower level of orders that were shipped in accordance with customer requirements.  Expressed as a percentage of sales, cost of sales increased to 82% from 68% for the same period in 2010.  This increase in percentage was due primarily to a higher cost of materials resulting from higher precious metal prices and lower yields on devices produced.

Gross profit for the three months ended November 30, 2011 decreased to $383,000 from $720,000 for the three months ended November 30, 2010, primarily due to a decrease in net sales and to a higher cost of materials as mentioned above.  Gross margins on the Company’s sales decreased to 18% for the three months ended November 30, 2011 in comparison to 32% for the three months ended November 30, 2010 primarily due to a higher cost of materials as described above.

For the three months ended November 30, 2011, the Company shipped 26,934 units as compared to 24,491 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended November 30, 2011, the Company’s backlog of open orders decreased 20% to $4,780,000 as compared to the same period of the prior year. For the three months ended November 30, 2010, the Company’s backlog of open orders decreased 8% to $5,989,000 as compared to same period in 2009.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 48% to $914,000 in the level of bookings during the three months ended November 30, 2011 as compared to the same period in the prior year. For the three months ended November 30, 2010, the Company experienced a 21% decrease to $1,759,000 in the level of bookings as compared to the same period in the prior year. The decrease in bookings for the three months ended November 30, 2011 is principally as a result of delays in the placement of orders by key customers, as well as a decrease in defense spending on programs the Company supports, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $293,000 for the three months ended November 30, 2011 from $400,000 for the comparable period in 2010. The decrease reflects lower sales wages, sales commissions and legal expenses.  During the three months ended November 30, 2011, selling, general, and administrative expenses as a percentage of net sales decreased to 14% as compared to 18% for the three months ended November 30, 2010.

Operating income for the three months ended November 30, 2011 decreased to $90,000 as compared to $320,000 for the three months ended November 30, 2010. This decrease is due primarily to a lower level of shipments and a higher cost of materials as described above.

The Company recorded net other income of $3,000 for the three months ended November 30, 2011 as compared to  net other expense of $4,000 for the three months ended November 30, 2010. Net other income for the three months ended November 30, 2011 included an $8,000 gain on disposal of asset offset by $5,000 of income tax expense. Net other expense for the three months ended November 30, 2010 included $1,000 of interest income on investment in treasury bills net of changes in market value plus $2,000 of income tax benefit offset by $6,000 of income tax expense and a $1,000 loss on disposal of asset.

Net income for the three months November 30, 2011 decreased to $93,000 as compared to $316,000 for the same period in 2010.  This decrease is due primarily to a lower level of shipments and a higher cost of materials as described above.

Results of Operations-Nine Months Ended November 30, 2011 Compared to Nine Months Ended November 30, 2010:

Net sales for the nine months ended November 30, 2011 decreased 4% to $6,412,000 as compared to $6,690,000 for the nine months ended November 30, 2010.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the nine months ended November 30, 2011 decreased to $4,839,000 from $4,848,000 for the comparable period in 2010, primarily due to a lower level of shipments and a higher cost of materials caused by higher precious metal prices and lower yields on devices produced.  Expressed as a percentage of sales, cost of sales increased to 75% as compared to 72% for the same period in 2010.

Gross profit for the nine months ended November 30, 2011 decreased to $1,573,000 from $1,842,000 for the nine months ended November 30, 2010, primarily due to a lower level of shipments and a higher cost of materials as described above. Gross margins on the Company’s sales decreased to 25% as compared to 28% for the same period in 2010

For the nine months ended November 30, 2011, the Company shipped 115,154 units as compared to 110,614 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the nine months ended November 30, 2011, the Company’s backlog of open orders decreased 27% to $4,780,000 as compared to the same period of the prior year. For the nine months ended November 30, 2010, the Company’s backlog of open orders increased 8% to $5,989,000 as compared to same period in 2009. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease of 31% to $4,665,000 in the level of bookings during the nine months ended November 30, 2011 when compared with the nine months ended November 30, 2010. The decrease occurred principally as a result of delays in the placement of orders by key customers, as well as a decrease in defense spending on programs the Company supports, resulting in a decrease in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $797,000 for the nine months ended November 30, 2011 from $938,000 for the comparable period in 2010, primarily due to lower sales wages, sales commissions and legal costs.  During the nine months ended November 30, 2011, selling, general, and administrative expenses as a percentage of net sales decreased to 12% as compared to 14% for the nine months ended November 30, 2010.

Operating income for the nine months ended November 30, 2011 decreased to $776,000 from $904,000 for the nine months ended November 30, 2010. This decrease is due primarily to a lower level of shipments and a higher cost of materials as described above.

The Company recorded net other income of $7,000 for the nine months ended November 30, 2011 as compared to net other income of $4,000 for the nine months ended November 30, 2010.  Included in net other income for the nine months ended November 30, 2011 was interest income of $11,000 plus $8,000 of gain on disposal of asset offset by $12,000 of income tax expense. Included in net other income for the nine months ended November 30, 2010 was $12,000 of interest income plus $1,000 of net other income offset by $9,000 of income tax expense.

Net income for the nine months ended November 30, 2011 decreased to $783,000 from $908,000 for the same period in 2010.  This decrease is due primarily to a lower level of shipments and a higher cost of materials as described above.

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

Over the long-term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes that during the next twelve months it is expected to generate sufficient cash from operations to satisfy its operating needs and the level of payments to pre-bankruptcy creditors it has maintained over the last eighteen years.  In the event that bookings in the long-term decline significantly below the level experienced during the last 24 to 36 months, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

At November 30, 2011, February 28, 2011 and November 30, 2010, the Company had cash of approximately $732,000, $539,000 and $510,000, respectively.  The cash increase for the nine months ended November 30, 2011 was primarily due to income from operations.

At November 30, 2011, February 28, 2011 and November 30, 2010, the Company had investments in treasury bills (and CDs as of November 30, 2011) of approximately $6,697,000, $6,334,000 and $6,097,000, respectively.

At November 30, 2011, the Company had working capital of $9,627,000 as compared with a working capital at November 30, 2010 of $8,515,000.  At February 28, 2011, the Company had a working capital of $8,849,000.  The $778,000 increase for the nine months ended November 30, 2011 was due mainly to a $556,000 combined increase in cash and investments in treasury and a $231,000 decrease in accrued expenses.

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
•
We are highly dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.

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

•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

ITEM 4.	CONTROLS AND PROCEDURES:

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

Date: January 12, 2012
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