Form 10-K
period 2012-02-29
SOLITRON DEVICES INC
filed 2012-05-29
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2011 was $7,153,000 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 18, 2012 was 2,269,775.

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

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal year ended February 29, 2012 and for the fiscal year ended February 28, 2011 and (ii) contributions to the Company's total order backlog at February 29, 2012 and February 28, 2011.

	(i)	(i)	(ii)	(ii)
	% of Total Sales	% of Total Sales	% Backlog	% Backlog
	for Fiscal Year Ended	for Fiscal Year Ended	at	at
	February	February	February	February
Product Line	29, 2012	28, 2011	29, 2012	28, 2011

Power Transistors	17%	16%	12%	11%
Hybrids	49%	54%	57%	52%
Field Effect Transistors	9%	10%	4%	6%
Power MOSFETS	25%	20%	27%	31%
100%	100%	100%	100%

The Company’s backlog at February 29, 2012 and total sales for the year ended February 29, 2012 reflect demand for the Company’s products at such date and for such period. For more information, see “Backlog” below. The variation in the proportionate share of each product line for each period reflects changes emanating from: demand, Congressional appropriations process and timing associated with awards of defense contracts, and shifts in technology and consolidation of defense prime contractors.

The Company’s semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company’s active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete. Discrete devices contain one single semiconductor element; non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal year ended February 29, 2012, approximately 90% of the Company’s sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, and spacecraft. The Company’s products have been used on the space shuttle and on the spacecraft sent to the moon, to Jupiter (on Galileo) and, most recently, to Mars (on Global Surveyor and Mars Sojourner). Approximately 90% of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States Government. The remaining 10% of sales are for non-military, scientific and industrial applications.

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

Power Transistors:

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 300A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies’ (e.g., Motorola—now “On” Semiconductors) departure from the military market. The Company also manufactures power diodes under the same military specification. Additionally, it manufactures power N-Channel and P-Channel MOSFET transistors and is continuously expanding that line in accordance with customers’ requirements. The Company is qualified to deliver these products under MIL-PRF-19500 in accordance with JAN, JANTX and JANTXV. JAN, JANTX AND JANTXV denotes various quality military screening levels. The Company manufactures both standard and custom power transistors.

The Company has been certified and qualified since 1968 under MIL-PRF-19500 (and its predecessor) standards promulgated by the Defense Supply Center Columbus (“DSCC”). These standards specify the uniformity and quality of bipolar transistors and diodes purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for bipolar semiconductors for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-19500 requirements is important since it is a prerequisite for a manufacturer to be selected to supply bipolar semiconductors for defense-related purposes. MIL-PRF-19500 establishes specific criteria for manufacturing construction techniques and materials used for bipolar semiconductors and assures that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products’ performance capabilities. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. The Company expects that its continued maintenance of MIL-PRF-19500 qualification will continue to improve its business posture by increasing product marketability. The Company continues to expand its Transistor product offering.

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

Field Effect Transistors:

Field effect transistors are surface-controlled devices where conduction of electrical current is controlled by the electrical potential applied to a capacitively coupled control element. The Company manufactures about 30 different types of junction and MOS field effect transistor chips. They are used to produce over 350 different field effect transistor types. Most of the Company’s field effect transistors conform to standard Joint Electronic Device Engineering Council designated transistors, commonly referred to as standard 2N number types. The Company continues to expand its Field Effect Transistor product offering. The Company manufactures both standard and custom field effect transistors.

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

ISO 9001:2000

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification. The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. During an August 2011 surveillance audit, the Company was subsequently qualified as meeting the new ISO 9001:2008 standard.

AS9100

In September 2009, Underwriters Laboratories awarded the Company AS9100 qualification. During an August 2011 surveillance audit, the Company was re-certified. Companies in the aerospace industry are increasingly selecting suppliers on the basis of AS9100 certification. Achieving certified status means that the Company may now obtain new business that may have been out of reach in the past and as obtaining such certification is now a requirement of several customers we expect to maintain ongoing relationships with our existing aerospace customers long into the future.

MARKETING AND CUSTOMERS

The Company’s products are sold throughout the United States and abroad directly to customers and through a network of manufacturers’ representatives and distributors. The Company is represented (i) in the United States by a representative organization that operates out of five different locations with 16 salespeople and two stocking distributor organizations that operate out of 12 locations and a third stocking distributor that operates out of 350 sales offices worldwide employing 2,700 people and (ii) in the international market by a representative organization in Israel with one salesperson. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 29, 2012, the Company sold products to approximately 108 customers. Of these 108 customers, 45 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 29, 2012, Raytheon Company accounted for approximately 37% of total sales, as compared to the 27% it accounted for during the fiscal year ended February 28, 2011. During the fiscal year ended February 29, 2012, sales to the United States Government accounted for approximately 15% of total sales, as compared to the 6% it accounted for during the fiscal year ended February 28, 2011. Other than Raytheon Company and the United States Government, the Company had no customers that accounted for more than 10% of total sales during the last fiscal year. Fifteen of the Company’s customers accounted for approximately 87% of the Company’s sales during the fiscal year ended February 29, 2012. It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. As a result of the mergers and acquisitions in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. The Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources would have a material adverse effect on the business, financial condition and results of operations of the Company.

During the fiscal year ended February 29, 2012 and since that date, a substantial portion of the Company’s products were sold pursuant to contracts, or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company’s sales may be adversely impacted by Congressional appropriations and changes in national defense policies and priorities. All of the Company’s contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 6% of the Company’s net sales for the fiscal year ended February 29, 2012 as compared to 17% for the year ended February 28, 2011. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. See Note 11 of these financial statements for more information.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, more than 97% of which is scheduled for delivery within 12 months, was approximately $5,990,000 at February 29, 2012, as compared to $6,522,000 as of February 28, 2011. The entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2013. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bookings and Backlog.”

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company’s backlog as of any particular date may not be indicative of actual sales for any succeeding period. See “Management’s Discussions and Analysis of Financial Conditions – Result of Operations” for a discussion of the decrease in bookings for the year ended February 29, 2012 as compared to the previous year.

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

The Company also plans to continue its efforts in selling commercial semiconductors and power modules and to develop appropriate strategic alliance arrangements. If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods and invest in capital (automatic assembly and test) equipment. The source of capital funding will be defined and disclosed subsequent to such strategic partnership being formed. Such financing could come from equipment leasing, among other financing alternatives.Despite its intentions, the Company cannot assure you that these plans will be successful in easing liquidity problems, reducing costs or improving sales.

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

EMPLOYEES

At February 29, 2012, the Company had 84 employees, 58 of whom were engaged in production activities, 2 in sales and marketing, 5 in executive and administrative capacities and 19 in technical and support activities. Of the 84 employees, 80 were full time employees and 4 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company , and their approximate percentage of total purchases, are: Egide USA Inc. (2%), Platronics Seals (13%), Air Products, Inc. (6%), Coining Inc. (4%), IXYS Corporation (4%), Purecoat International LLC (4%), and Stellar Industries Inc (6%). Because of a diminishing number of sources for components and packages in particular, and the sharp increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold. Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer’s needs, leading to lost revenues. Most of the packages the Company uses are gold plated, thus they are subject to cost volatility and price increases due to soaring gold prices.

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

RESEARCH AND DEVELOPMENT

During the last two fiscal years, the Company has not spent a significant amount of its own funds on research and development. This may have an adverse effect on future operations. The cost of designing custom products is borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

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

ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013. For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, and fiscal years 2008 through fiscal year 2011. In June 2011, the Company paid $40,035 to USEPA for fiscal year 2011 in accordance with the Settlement Agreement. The Company has accrued an additional $23,000 for its remaining minimum obligations under the Settlement Agreement which is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheet at February 29, 2012, $10,000 of which was paid on March 8, 2012. In consideration of the payments made by the Company under the Settlement Agreement, USEPA agreed not to sue or take any administrative action against the Company with regard to any of the Sites. The Company has also been notified by a group of alleged responsible parties formed at the Casmalia Site (“Casmalia PRP Group”) that, based on their review and lack of objection to the Settlement Agreement, the Casmalia PRP Group does not anticipate pursuing Solitron for cost recovery at the Casmalia Site.

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they received 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled (for more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. On February 29, 2012, the remaining balance of these claims was approximately $1,002,000.

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

During the fiscal year ended February 29, 2012, fifteen customers accounted for approximately 86% of our revenues. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

Our Certificate of Incorporation and Bylaws contain certain provisions, and we have adopted a stockholder rights plan (as more fully described in Item 9B of this annual report), each of which could delay or prevent a change in control of our company or the removal of management, and which could also deter potential acquirers from making an offer to our stockholders and limit any opportunity to realize premiums over prevailing market prices of our common stock.

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

The Company’s manufacturing operations and its corporate headquarters are located in one leased facility in West Palm Beach, Florida. The Company leases approximately 47,000 sq. ft. for its facility. The lease is for a term of five years ending on December 31, 2016 and includes an option to renew the lease for an additional five years under current terms. The Company believes that its facility in West Palm Beach, Florida is suitable and adequate to meet its requirements currently and for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 29, 2012, we had no known material current, pending, or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	FISCAL YEAR ENDED		FISCAL YEAR ENDED
	FEBRUARY 29, 2012		FEBRUARY 28, 2011
	HIGH	LOW	HIGH	LOW

First Quarter	$3.49	$2.93	$3.00	$2.37
Second Quarter	$3.59	$2.95	$2.60	$2.20
Third Quarter	$3.49	$3.00	$2.65	$2.15
Fourth Quarter	$3.24	$2.78	$3.24	$2.61

As of May 18, 2012, there were approximately 1,524 holders of record of the Company’s Common Stock. On May 17, 2012, the last sale price of the Common Stock as reported on the OTCBB was $2.90 per share.

Certificates representing 29,223 “old shares” of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of February 29, 2012. Subsequent to such stock split, these certificates now represent 2,857 shares of Common Stock, which are included in the 2,269,775 shares outstanding as of May 18, 2012. These “old shares” have been included in the number of shares outstanding as set forth in the Company’s filings with the commission since the date of such stock split through this annual report.

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(Dollars in Thousands)
	Year Ended February
	29, 2012	28, 2011

Net Sales	$8,299	$8,933
Cost of sales	6,460	6,369
Gross profit	1,839	2,564
Selling, general and administrative expenses	1,095	1,282
Operating income	744	1,282
Environmental Expenses	(2)	(30)
Interest income	13	21
Other income, net	8	-
Income tax expense	(17)	(12)
Net Income	$746	$1,261

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 29, 2012, the Company’s book-to-bill ratio was approximately .94 as compared to approximately 1.07 for the fiscal year ended February 28, 2011 reflecting a decrease in the volume of orders booked. The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last 24 to 36 months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations

2012 vs. 2011

Net sales for the fiscal year ended February 29, 2012 decreased by approximately 7% to $8,299,000 versus $8,933,000 during the fiscal year ended February 28, 2011, as a result of a decrease in the demand for the Company’s products due to changes in defense spending on military programs the Company supports, as well as decreased delivery requirements by its customers.

Net bookings were less than net sales by approximately 6%; thus, the backlog decreased from $6,522,000 as of February 28, 2011 to $5,990,000 as of February 29, 2012. The Company has experienced a decrease in the level of bookings of approximately 18% for the year ended February 29, 2012 as compared to the previous year primarily due to changes in military spending and delays in the placement of orders on programs the Company supports.

During the year ended February 29, 2012, the Company shipped 167,371 units as compared with 154,436 units shipped during the year ended February 28, 2011. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of sales for the fiscal year ended February 29, 2012 increased to $6,460,000 from $6,369,000 for the fiscal year ended February 28, 2011. Expressed as a percentage of sales, cost of sales increased from approximately 71% for the fiscal year ended February 28, 2011 to approximately 78% for the fiscal year ended February 29, 2012. This increase in cost of sales as a percentage of sales was as a result of lower sales for the year ended February 29, 2012, and lower product yields, high raw material cost particularly for gold plated packages.

During the year ended February 29, 2012, the Company’s gross profit was $1,839,000 (22% margin) as compared to $2,564,000 (29% margin) for the year ended February 28, 2011. The gross profit decrease was due to lower sales and lower product yields and higher material costs as cited above.

During the year ended February 29, 2012, selling, general and administrative based expenses, as a percentage of sales, decreased to approximately 13%, as compared to 14% for the year ended February 28, 2011. In terms of dollars, selling, general and administrative expenses decreased approximately 15% to $1,095,000 for the fiscal year ended February 29, 2012 from $1,282,000 for the fiscal year ended February 28, 2011. This decrease is primarily the result of decreases in sales wages and recruiting/relocating expenses.

Operating income for the fiscal year ended February 29, 2012 was $744,000 as compared to an operating income of $1,282,000 for the fiscal year ended February 28, 2011. This decrease was attributable to lower sales, lower product yields, and higher raw material costs.

Interest income for the fiscal year ended February 29, 2012 decreased to $13,000 from $21,000 during the fiscal year ended February 28, 2011. This decrease was attributable to lower earned interest rates due to lower interest rates offered by the Federal Reserve Board.

Environmental expenses for the fiscal year ended February 29, 2012 decreased to $2,000 from $30,000 for the fiscal year ended February 28, 2011. This decrease was due to a lower amount due to USEPA under the Company’s Ability to Pay Multi-Site Settlement Agreement with USEPA dated February 4, 2006 as described earlier under “Business – Environmental Liabilities”.

Net income for the fiscal year ended February 29, 2012 was $746,000 as compared to net income of $1,261,000 for the fiscal year ended February 28, 2011. This decrease was attributable to lower sales, lower product yields, and higher raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash on hand and cash from operations. The Company anticipates that its capital expenditures required to sustain operations will be approximately $150,000 for the next fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a steady level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand and cash from continuing operations to satisfy its operating needs over the next 12 months and the current level of payments to its pre-bankruptcy creditors. However, due to the level of current backlog and projected new order intake (due to the status of the general economy and the shift to Commercial Off–The-Shelf (COTS) by the defense industry), the Company might operate at breakeven or at a small loss during part of the next fiscal year.

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

At February 29, 2012 and February 28, 2011, the Company had cash and cash equivalents of $985,000 and $539,000, respectively. The cash increase was primarily due to income from operations. At February 29, 2012 and February 28, 2011, the Company had investments in Treasury bills/CDs of $6,614,000 and $6,334,000 respectively. The increase in investments was primarily due to cash from operations.

At February 29, 2012, the Company had working capital of $9,635,000 as compared with a working capital at February 28, 2011 of $8,849,000. The increase was primarily due to an increase in the Company’s investment in treasury bills.

See “Environmental Liabilities”, “Bankruptcy Proceedings” and “Properties” in Part I, Items 1 and 2, for more information.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 29, 2012, the Company’s net bookings were $7,795,000 in new orders as compared with $9,527,000 for the year ended February 28, 2011, reflecting a decrease of approximately 18%. The Company’s backlog decreased to $5,990,000 at February 29, 2012 as compared with $6,522,000 as of February 28, 2011, reflecting an 8% decrease. In the event that bookings in the long-term decline significantly below the level experienced in the past 24 to 36 months, the Company may be required to implement cost-cutting and other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects and current productivity.

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” in this Annual Report on Form 10-K, including those identified below. We do not undertake any obligation to update forward-looking statements.

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

Management’s Report on Internal Control over Financial Reporting

Management of Solitron Devices, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 29, 2012. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2012.

Solitron Devices, Inc.

May 24, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheets of Solitron Devices, Inc. as of February 29, 2012 and February 28, 2011 and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended. Solitron Devices, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MEEKS INTERNATIONAL, LLC

Tampa, Florida

May 24, 2012

SOLITRON DEVICES, INC.

BALANCE SHEETS

AS OF FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	2012	2011
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$985	$539
Treasury Bills and Certificates of Deposit	6,614	6,334
Accounts receivable, less allowance for doubtful accounts of $95 and $2	770	937
Inventories, net (Note 4)	2,982	3,031
Prepaid expenses and other current assets	142	173
TOTAL CURRENT ASSETS	11,493	11,014

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	671	723

OTHER ASSETS	49	46
TOTAL ASSETS	$12,213	$11,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-Post-petition	$279	$307
Accounts payable-Pre-petition (Note 2)	1,002	1,030
Customer deposits	25	102
Accrued expenses and other current liabilities (Note 6)	552	726
TOTAL CURRENT LIABILITIES	1,858	2,165

LONG-TERM LIABILITIES, net of current portion	128	138
TOTAL LIABILITIES	1,986	2,303

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,267,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of Feb 29, 2012 2,266,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of Feb 28, 2011	23	23
Additional paid-in capital	2,736	2,735
Retained earnings	7,468	6,722
TOTAL STOCKHOLDERS’ EQUITY	10,227	9,480
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,213	$11,783

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	2012	2011
	(in thousands, except for share and per
	share amounts)

Net sales	$8,299	$8,933
Cost of sales	6,460	6,369
Gross profit	1,839	2,564
Selling, general and administrative expenses	1,095	1,282
Operating income	744	1,282
Other income (expenses):
Environmental expenses	(2)	(30)
Interest income	13	21
Other, net (Note 14)	8	-
Income before provision for income taxes	763	1,273
Provision for income taxes	17	12

Net income	$746	$1,261

Income per share from operating income-Basic	$0.33	$0.57
Income per share from operating income-Diluted	$0.30	$0.52

Net income per share-Basic	$0.33	$0.56
Net income per share-Diluted	$0.30	$0.51

Weighted average shares outstanding-Basic	2,267,560	2,264,022
Weighted average shares outstanding-Diluted	2,489,082	2,458,467

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended February 29, 2012 and FEBRUARY 28, 2011

	Common Stock		Additional
	Number of		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
(in thousands, except for number of shares)

Balance, February 28, 2010	2,263,775	$23	$2,733	$5,461	$8,217

Employee exercise of stock options	3,000	-	2	-	2

Net income	-	-	-	1,261	1,261

Balance, February 28, 2011	2,266,775	23	2,735	6,722	9,480

Employee exercise of stock options	1,000	-	1	-	1

Net income	-	-	-	746	746

Balance, February 29, 2012	2,267,775	$23	$2,736	$7,468	$10,227

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	2012	2011
	(in thousands)

Net income	$746	$1,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	212
Decrease (increase) in operating assets and liabilities:
Accounts receivable	167	(252)
Inventories	49	(222)
Prepaid expenses and other current assets	31	(48)
Other assets	(3)	6
Increase (decrease) in:
Accounts payable-post-petition	(28)	41
Accounts payable-pre-petition	(28)	(28)
Customer deposit	(77)	63
Accrued expenses and other liabilities	(174)	221
Other long-term liabilities	(10)	(10)
Total adjustments	130	(17)
NET CASH PROVIDED BY OPERATING ACTIVITIES	876	1,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	6,325	5,596
Purchases of Treasury Bills and Certificates of Deposit	(6,605)	(6,329)
Purchase of property, plant and equipment	(151)	(374)

NET CASH (USED IN) INVESTING ACTIVITIES	(431)	(1,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1	2

NET CASH PROVIDED BY FINANCING ACTIVITIES	1	2

Net increase in cash and cash equivalents	446	139

Cash and cash equivalents - beginning of the year	539	400

Cash and cash equivalents - end of the year	$985	$539

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment in Treasury Bills and Certificates of Deposit

Investment in Treasury Bills/CDs includes treasury bills with maturities of one year or less, and Certificates of Deposit with maturities from one to three years, and is stated at market value.

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $95,000 as of February 29, 2012 and $2,000 as of February 28, 2011.

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

The Company’s inventory valuation policy is as follows:

Raw material /Work in process:	All material purchased, processed, and/or used in the last two fiscal years is valued at the lower of its acquisition cost or market. All material not purchased/used in the last two fiscal years is fully reserved.

Finished goods:	All finished goods with firm orders for later delivery are valued (material and overhead) at the lower or cost or market. All finished goods with no orders are fully reserved.

Direct labor costs:	Direct labor costs are allocated to finished goods and work in process inventory based on engineering estimates of the amount of man-hours required from the different direct labor departments to bring each device to its particular level of completion.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account. As of February 29, 2012 and February 28, 2011 all non-interest bearing checking accounts are fully insured in accordance with the Dodd-Frank Act. With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

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

(a)      Pursuant to the Plan of Reorganization, the Company was required to make quarterly payments to holders of unsecured claims until they receive 35% of their pre-petition claims over a period of ten years beginning in approximately May 1995. However, due to negotiations between the parties, the unsecured creditors agreed to a reduced payment schedule and the Company agreed to make payments until its obligations are fulfilled. At February 29, 2012, the Company is scheduled to pay approximately $1,002,000 to holders of allowed unsecured claims in quarterly installments of approximately $7,000. As of February 29, 2012, the amount due to holders of allowed unsecured claims is accrued as a current pre-petition liability.

(b)      Under the Plan, the Company is required to remediate its former non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida. The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties. The Riviera Beach Property was sold on October 12, 1999 by the Company. Under the terms of the sale, USEPA received the net proceeds of $419,000. USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs. The Port Salerno (formerly occupied by Solitron Microwave) property was sold on March 17, 2003. Under the terms of the sale, USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds). Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions. In connection with facilitating the remediation of the property, the Company will also, to the extent the proceeds from the sale or lease of these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995: (i) year 1 - $5,000 per month; (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and is making payments at the rate of $1,000 per month. As of February 29, 2012, the Company has deposited $90,000 into the escrow accounts. As of February 29, 2012, approximately $58,000 remains in the Port Salerno escrow account.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

(c)      The Company has paid all of the allowed administrative claims and allowed wage claims since August 1993.

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

3. EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Fiscal Year Ended
	February
	29, 2012	28, 2011
Weighted average common shares outstanding	2,264,560	2,264,022
Dilutive effect of employee stock options	221,522	194,445
Weighted average common shares outstanding, assuming dilution	2,489,082	2,458,467

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For fiscal years 2012 and 2011, 13,500 of the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

4. INVENTORIES

As of February 29, 2012, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,525,000	$(407,000)	$1,118,000
Work-In-Process	2,883,000	(1,065,000)	1,818,000
Finished Goods	625,000	(579,000)	46,000
Totals	$5,033,000	$(2,051,000)	$2,982,000

As of February 28, 2011, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,639,000	$(403,000)	$1,236,000
Work-In-Process	2,732,000	(990,000)	1,742,000
Finished Goods	571,000	(518,000)	53,000
Totals	$4,942,000	$(1,911,000)	$3,031,000

5. PROPERTY, PLANT AND EQUIPMENT

As of February 29, 2012 and February 28, 2011, property, plant, and equipment consist of the following:

	2012	2011
Leasehold Improvements	$185,000	$184,000
Machinery and Equipment	2,620,000	2,470,000
Subtotal	2,805,000	2,654,000

Less: Accumulated Depreciation and Amortization	(2,134,000)	(1,931,000)
Net Property, Plant and Equipment	$671,000	$723,000

Depreciation and amortization expense was $203,000 and $212,000 for the years ended 2012 and 2011, respectively and is included in Cost of Sales in the accompanying Statements of Income.

6. ACCRUED EXPENSES

As of February 29, 2012 and February 28, 2011, accrued expenses and other current liabilities consist of the following:

	2012	2011
Payroll and related employee benefits	$510,000	$657,000
Income taxes	17,000	14,000
Property taxes	7,000	7,000
Environmental liabilities	13,000	40,000
Other liabilities	5,000	8,000
Totals	$552,000	$726,000

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

7. LONG-TERM LIABILITIES

As of February 29, 2012 and February 28, 2011, long-term liabilities consist of the following items:

	2012	2011
Environmental liability	$128,000	$138,000

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

Contractual or estimated payment requirements on other long-term liabilities excluding amounts representing interest during the next five years and thereafter are as follows. It is reasonably possible that the estimates could change in the near term:

Fiscal Year Ending February 28/29	2012
2013	$27,000
2014	27,000
2015	27,000
2016	27,000
2017	20,000
Total	$128,000

8. INCOME TAXES

At February 29, 2012, the Company has net operating loss carryforwards of approximately $14,662,000 that expire through 2031. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at February 29, 2012 and February 28, 2011:

Deferred tax assets:	2012	2011
Loss carryforwards	$5,572,000	$6,064,000
Allowance for doubtful accounts	35,000	1,000
Inventory allowance	690,000	853,000
Depreciation	68,000	49,000
Section 263A capitalized costs	494,000	296,000
Total deferred tax assets	6,859,000	7,263,000
Valuation allowance	(6,859000)	(7,263,000)
Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the years ended February 29, 2012 and February 28, 2011.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 29, 2012 and 2011 is as follows:

	2012	2011
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative Minimum Taxes	2.2	0.9
Effective income tax rate	2.2%	0.9%

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

The Company’s 2007 Stock Incentive Plan allows the Company to grant common stock, options, restricted stock, and stock appreciation rights to eligible individuals. As of February 29, 2012, the Company had not granted any awards under the 2007 Stock Incentive Plan.

Below is a summary of the Company’s Stock Option Activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, February 28, 2010	466,060	$0.767	4.5	412,000
Exercised	(3,000)
Balance, February 28, 2011	463,760	$0.765	3.5	1,148,000

Exercised	(1,000)
Balance, February 29, 2012	462,760	$0.765	2.5	1,099,000

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

No options were granted in the years ended February 29, 2012 and February 28, 2011.

All of the Company’s outstanding options were vested as of February 29, 2012. No shares vested during the years ended February 29, 2012 and February 28, 2011.

The following table summarizes information about stock options outstanding and exercisable at February 29, 2012:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number of Outstanding Options	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.400	$0.400	254,624	Evergreen	$0.400	254,624	$0.400
$1.050	$1.050	176,636	Evergreen	$1.050	176,636	$1.050
$0.750	$0.750	18,000	5 years	$0.750	19,000	$0.750
$3.950	$3.950	13,500	5 years	$3.950	13,500	$3.950
		462,760		$0.767	463,760	$0.767

All options with a remaining contractual life outstanding are fully vested.

10. EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 29, 2012 and February 28, 2011.

11. EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the year ended February 29, 2012 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$87,000	$43,000	$45,000	$175,000
Canada and Latin America	43,000	0	4,000	5,000	52,000
Far East and Middle East	0	6,000	16,000	276,000	298,000
United States	1,342,000	3,972,000	715,000	1,745,000	7,774,000
Totals	$1,385,000	$4,065,000	$778,000	$2,071,000	$8,299,000

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2011 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$35,000	$1,053,000	$28,000	$1,000	$1,117,000
Canada and Latin America	25,000	0	0	1,000	26,000
Far East and Middle East	1,000	0	83,000	279,000	363,000
United States	1,331,000	3,761,000	827,000	1,508,000	7,427,000
Totals	$1,392,000	$4,814,000	$938,000	$1,789,000	$8,933,000

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers accounted for 52% of net sales for the year ended February 29, 2012 as compared with 39% of the Company's net sales for the year ended February 28, 2011. Sales to Raytheon Company accounted for approximately 37% of net sales for the year ended February 29, 2012 and 27% for the year ended February 28, 2011. Sales to the second largest customer, the United States Government for the year ended February 29, 2012 and BAE Systems Australia for the year ended February 28, 2011, was 15% and 12% respectively.

12. MAJOR SUPPLIERS

For the year ended February 29, 2012, purchases from the Company’s two top suppliers, Platronics Seals and Air Products, Inc., accounted for 19% of the Company's total purchases of production materials. For the year ended February 28, 2011, purchases from the Company’s two top suppliers, Platronics Seals and Egide USA Inc., accounted for 14% of total purchases of production materials.

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

The Company accrued $181,000 as a bonus to Mr. Saraf for the fiscal year ended February 28, 2011. The Compensation Committee met and approved the bonus that was paid in June 2011.

The Company accrued $90,000 as a bonus to Mr. Saraf for the fiscal year ended February 29, 2012. The Compensation Committee will meet on June 4, 2012 to approve the bonus to be paid during June 2012.

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

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Environmental Compliance:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013. For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, and fiscal years 2008-2012. The Company has accrued an additional $3,000 current liability for fiscal year 2012. The final amount will be paid to USEPA after the Company’s independent auditor has finished the fiscal year 2012 year-end audit. This amount is carried as an environmental expense. The Company has accrued a total of $23,000 for its remaining minimum obligations under the Settlement Agreement. A total of $13,000 of this obligation is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheets at February 29, 2012. $10,000 of this current obligation was paid in March 8, 2012. An additional $10,000 of this minimum obligation is reflected in “Long Term Liabilities, net of current portion” on the Company’s Balance Sheets at February 29, 2012.

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

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

By letter dated November 16, 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site of $214,800. The Company has accrued a long term environmental liability of $118,000 for this expense, which is the present value of 28 equal quarterly payments at 8.25% assumed interest. FDEP further notified the Company that FDEP required the Company to resume payments under Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment. During a follow up telephone conversation with the Company’s attorney, FDEP advised the Company that FDEP will prepare a justification for the asserted unreimbursed expenses. Upon receipt of the cost reimbursement package, the Company is required to transfer $55,000from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses that are otherwise recoverable under the Consent Final Judgment. FDEP further stated, during the telephone conversation, that FDEP will work with the Company to establish a reduced payment schedule for the Company to resume under the Consent Final Judgment based on an appropriate showing by the Company of financial hardship. The Company is currently awaiting receipt of FDEP’s cost reimbursement package. Upon receipt of that documentation, the Company will be required to provide a recommendation to FDEP for resumption of payments to FDEP under the Consent Final Judgment based on the Company’s present ability to pay.

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

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

14. OTHER INCOME

During the fiscal year ended February 29, 2012, the Company recognized approximately $8,000 of other income attributable to a gain on the disposal of an asset. During the fiscal year ended February 28, 2011, the Company recognized no other income.

15. SUBSEQUENT EVENTS

Lease of manufacturing facility:

The old lease on the Company’s facility as reported in Note 13 “Commitments and Contingencies—Operating Leases” of Form 10-K for the period ended February 28, 2011 expired on December 31, 2011.

On April 30, 2012, the Company entered into a new lease with its landlord, Eurobank, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407. The initial term of the Lease is for four years and eleven months beginning on February 1, 2012 and ending on December 31, 2016. The Company has the option to extend the initial term of the Lease for an additional five years beginning on January 1, 2017 and ending on December 31, 2021.

Pursuant to the Lease, the Company will pay a base rent of $29,743a month, plus sales tax, to the Landlord on the first day of each and every month. Commencing on January 1, 2013 and on the first day of January of every subsequent year, the base rent will be increased to compensate for changes in the cost of living, provided that in no event will the base rent be increased by less than three percent nor more than five percent annually. In addition, pursuant to the Lease, the Company will pay for the cost of electrical service to the air conditioning units servicing its own area. Until electrical and air conditioning service to the Property is separately metered, the Company will pay the Landlord $5,760 a month. A copy of the lease is attached to this Form 10-K.

The Board of Directors of the Company adopted a Rights Agreement, dated as of May 29, 2012, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the "2012 Rights Agreement"). Pursuant to the 2012 Rights Agreement, the Company will make a dividend distribution of one right for each outstanding share of Common Stock of the Company to stockholders of record at the close of business on May 29, 2012 (each, a "Right" and collectively, the "Rights"). Each Right entitles the registered holder to purchase from the Company one one- hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a Purchase Price of $15.00 per one one-hundredth of a share of the Preferred Stock, subject to adjustment.

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

The Board of Directors of the Company adopted a Rights Agreement, dated as of May 29, 2012, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “2012 Rights Agreement”). Pursuant to the 2012 Rights Agreement, the Company will make a dividend distribution of one right for each outstanding share of Common Stock of the Company to stockholders of record at the close of business on May 29, 2012 (each, a “Right” and collectively, the “Rights”). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the “Preferred Stock”), at a Purchase Price of $15.00 per one one-hundredth of a share of the Preferred Stock, subject to adjustment.

Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will not be exercisable, and will not be transferable apart from the Common Stock, until the earliest of (i) 10 days following the date (the “Stock Acquisition Date”) of a public announcement that a person or group of affiliated or associated persons (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company, any person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan or any person who beneficially owned or was known to be the beneficial owner as of the date of the Rights Agreement of 20% or more of the Common Stock outstanding as of the date of the Rights Agreement) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock (such person or group is referred to as an “Acquiring Person”), (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company, any person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan or any person who beneficially owned or was known to be the beneficial owner as of the date of the Rights Agreement of 20% or more of the Company Stock outstanding as of the date of the Rights Agreement of 20% or more of the common Stock outstanding as of the date of the Rights Agreement) beneficially owning 20% or more of such outstanding shares of Common Stock or (iii) 10 business days after the Board of Directors of the Company shall declare any person or entity to be an Adverse Person, upon a determination that such person or entity, alone or together with its affiliates and associates, has become the beneficial owner of an amount of Common Stock which the Board of Directors determines to be substantial (which amount shall in no event be less than 15% of the shares of Common Stock then outstanding) and a determination by at least a majority of the Board of Directors who are not officers of the Company, after reasonable inquiry and investigation, including consultation with such persons as such directors shall deem appropriate, that (a) such beneficial ownership by such person or entity is intended to cause the Company to repurchase the Common Stock beneficially owned by such person or entity or to cause pressure on the Company to take action or enter into a transaction or series of transactions intended to provide such person or entity with short-term financial gain under circumstances where the Board of Directors determines that the best long-term interests of the Company and its stockholders would not be served by taking such action or entering into such transactions or series of transactions at that time, or (b) such beneficial ownership is causing or reasonably likely to cause a material adverse impact (including, but not limited to, impairment of relationships with customers or impairment of the Company’s ability to maintain its competitive position) on the business or prospects of the Company. The earliest of (1), (2) or (3) is referred to as the “Distribution Date”. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 29, 2022, unless earlier redeemed by the Company as described below.

The description and terms of the Rights are set forth in the 2012 Rights Agreement. A copy of the 2012 Rights Agreement is filed as an exhibit hereto and is incorporated herein by reference. The preferred stock purchase rights previously distributed by the Company pursuant to the Rights Agreement, dated as of May 31, 2011, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “2001 Rights Agreement”) expired on June 20, 2011.

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

			Year
			First	Term As
			Became	Director
Name	Age	Position with Solitron	Director	Expires(1)

Shevach Saraf	69	Chairman of the Board,	1992	Expired
		Chief Executive Officer,
		President, Chief Financial Officer
		and Treasurer

Dr. Jacob A. Davis (2)	75	Director	1996	Expired

Mr. Joseph Schlig (2)	84	Director	1996	Expired

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

The Company believes that Mr. Saraf’s extensive experience, his depth of skills, executive management experience, and industry expertise when coupled with his success starting manufacturing companies, turning around failing companies and his leadership since leading the Company out of bankruptcy proceedings in 1993, as Chairman, President, and CEO of the Company highly qualifies him as a member of our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 29, 2012, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were timely filed, except John Stayduhar, a ten percent stockholder, did not timely file two Form 4s for a total of five transactions.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named officer for the fiscal years ended February 29, 2012 and February 28, 2011.

Name and Principal Position	Year	Salary($)	Bonus($)		All Other Compensation($)		Total($)
Shevach Saraf	2012	264,128	90,399	(1)	25,391	2)	379,918
Chairman of the Board,	2011	265,899	181,410	(3)	23,873	2)	471,182
President, CFO, Treasurer

(1)	The Compensation Committee is set to meet on June 4, 2012 and consider a bonus of $90,399 to Mr. Saraf for fiscal year ended February 29, 2012 to be paid during June 2012. This amount was accrued in fiscal year 2012.
(2)	Represents Life, Disability, & Medical Insurance premiums plus personal car expenses.
(3)	The Company accrued $181,410 for a bonus to Mr. Saraf for the fiscal year ended February 28, 2011. The Compensation Committee met and approved the bonus and the bonus was paid during June 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain summary information covering unexercised options to purchase the Company's Common Stock as of February 29, 2012 held by the following named officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Shevach Saraf	254,624	-	-	$.40	(2)
	175,636	-	-	$1.05	(2)

(1) These options were fully vested as of February 29, 2012.

(2) These options do not expire.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid In Cash($)	Non-Equity Incentive Plan Compensation($) (2)	Total($)
Dr. Jacob A. Davis (1)	12,000	12,500	24,500
Mr. Joseph Schlig (1)	12,000	12,500	24,500

(1)	As of February 29, 2012, the directors hold fully vested unexercised options in the following amounts: Dr. Davis: 11,000 shares, Mr. Schlig: 3,000 shares.
(2)	During fiscal year 2012, the Company paid each of its directors $12,500 as additional incentive for services rendered during fiscal year 2011.

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

The President of the Company may also participate in the Company’s 2000 Stock Option Plan, the Company’s 2007 Stock Incentive Plan, the Company’s deferred Compensation Plan and the Company’s Employee 401-K and Profit Sharing Plan (the “Profit Sharing Plan”). During the fiscal year ended February 29, 2012, no amounts were deferred by executive officers under the Company’s deferred Compensation Plan and the Company did not match any employee contributions to the Profit Sharing Plan.

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

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of May 14, 2012 by (i) all directors, (ii) the Chief Executive Officer, (iii) all officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company's outstanding Common Stock.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)

Shevach Saraf 3301 Electronics Way West Palm Beach, FL 33407	650,415	(2)	28.69%

Dr. Jacob Davis 370 Franklyn Avenue Indialantic, FL 32903	11,000	(2)	*

Joseph Schlig 129 Mayfield Drive Trumbull, CT 06611	3,000	(2)	*

All Executive Officers and Directors as a Group (3 persons)	664,415	(2)	29.31%

The Lauriston Group 400 East 67th Street, Suite 10A New York, NY 10065	336,307	(3)	14.83%

John Stayduhar C/O John Farina 1610 Forum Place #900 West Palm Beach, FL 33401	202,182	(5)	8.91%

Alexander C. Toppan 40 Spectacle Ridge Road South Kent, CT 06785	183,972	(4)	8.10%

* Less than 1%

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

(2)	Includes shares that may be acquired upon exercise of options that are exercisable within sixty (60) days of May 20, 2012 in the following amounts: Mr. Saraf – 432,260 shares; Mr. Schlig – 3,000 shares; Dr. Davis – 11,000 shares.

(3)	This number is based solely on the Schedule 13G/A filed with the Commission on February 9, 2012. The address of the reporting person is 400 East 67th Street, Suite 10A, New York, NY 10065.

(4)	This number is based solely on the Schedule 13G/A filed with the Commission on February 14, 2012. The address of the reporting person is 40 Spectacle Ridge Road, South Kent, CT 06785

(5)	This number is based solely on a verbal representation from the shareholder on May 16, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	463,760	$0.767	739,940	(1)
Total	463,760	$0.767	739,940	(1)

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

Certain Relationships and Related Transactions

The Company did not have any related party transactions, as described in Item 404(a) of Regulation S-K, during the fiscal years ended February 29, 2012 and February 28, 2011.

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

Friedman, Cohen, Taubman & Company LLC.

Effective January 9, 2009, the Company engaged Friedman, Cohen, Taubman & Company LLC ("FCT") as its independent registered public accountant.

The aggregate fees paid by the Company for the year ended February 29, 2011 to its former accounting firm, FCT are as follows:

Audit Fees: The aggregate fees for professional services rendered by FCT in connection with (i) reviews of our quarterly financial statements (Form 10-Q) for the year ended February 28, 2011 were approximately $15,000.

Meeks International, LLC

Effective February 15, 2011, the Company engaged Meeks International, LLC ("Meeks") as its independent registered public accountant.

The aggregate fees paid by the Company for the fiscal years ended February 29, 2012 and February 28, 2011, to its current accounting firm, Meeks, are as follows:

Audit Fees: The aggregate fees for professional services rendered by Meeks in connection with the audit of our annual financial statements (Form 10-K), for work performed during the fiscal years ended February 29, 2012 and February 28, 2011, were approximately $83,000. The aggregate fees for professional services rendered by Meeks in connection with (i) reviews of our quarterly financial statements (Form 10-Q) for the year ended February 29, 2012 were approximately $7,500.

Tax Fees: The aggregate fees for professional services rendered by Meeks for tax compliance for the year ended February 29, 2012 and February 28, 2011 were approximately $2,500 and $0 respectively. There were no other fees paid for tax services for the years ended February 29, 2012 and February 28, 2011.

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by FCT and Meeks during the years ended February 29, 2012 and February 28, 2011, as described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the Index set forth on Page 23 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3) Exhibits

2.1	Debtors' Fourth Amended Plan of Reorganization of the Company (incorporated by reference to the Company's Form 8-K, dated September 3, 1993, as amended by the Company's Form 8-K/A, dated October 12, 1993).

2.2	Debtors' First Modification of Fourth Amended Plan of Reorganization of the Company (incorporated by reference to the Company's Form 8-K, dated September 3, 1993, as amended by the Company's Form 8-K/A, dated October 12, 1993).

2.3	Order Confirming Debtors' Fourth Amended Plan of Reorganization of the Company (incorporated by reference to the Company's Form 8-K, dated September 3, 1993, as amended by the Company's Form 8-K/A, dated October 12, 1993).

2.4	Consent Final Judgment of the Company (incorporated by reference to the Company's Form 8-K, dated September 3, 1993, as amended by the Company's Form 8-K/A, dated October 12, 1993).

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

3.2	Bylaws of the Company (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 1993).

3.3	Amendment No. 1 to the Bylaws of Solitron Devices, Inc. (incorporated by reference to the Company's Form 8-K dated December 12, 2007).

4.1*	Rights Agreement dated as of May 29, 2012, between Solitron Devices, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.

10.1 +	1987 Incentive Stock Option Plan (incorporated by reference to the Company’s Form 10-K for the years ended February 28, 1994 and February 28, 1995).

10.2	Purchase Agreement, dated October 5, 1992, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation, along with and as amended by: (i) Amendment Number One to Purchase Agreement, dated October 28, 1992, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation; (ii) Order, dated December 23, 1992, Authorizing the Sale of Certain of the Debtors' Assets to Vector Trading and Holding Corporation; (iii) Amendment Number Two to Purchase Agreement. dated February 28, 1993, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and Vector Trading and Holding Corporation; and (iv) Order, dated March 4, 1993, Granting Vector Trading and Holding Corporation's Motion for Entry of Amended Order Authorizing Sale of Certain of the Debtors' Assets (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

10.3	Shared Services and Equipment Agreement, dated February 28, 1993, by and among Solitron Devices, Inc., Solitron Specialty Products, Inc. (f/k/a Solitron Microwave, Inc.) and S/V Microwave (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

10.4	Commercial Lease Agreement, dated January 1, 1992, between William C. Clark, as Trustee, and Solitron Devices, Inc. (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

10.5	Reduction in Space and Rent Agreement dated November 1, 2001 between Solitron Devices, Inc. and Technology Place, Inc. (incorporated by reference to the Company’s Annual Report on Form10-KSB for the year ended February 28, 2002).

10.6 +	Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2001)

10.7	Ability to Pay Multi-Site Settlement Agreement, effective as of February 24, 2006, between Solitron Devices, Inc. and the United States Environmental Protection Agency (incorporated by reference to the Company’s Annual Report on Form10-KSB for the year ended February 28, 2006).

10.8+	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company's Form 8-K dated June 8, 2007, as amended by the Company's Form 8-K/A, dated June 12, 2007).

10.9*	Commercial Lease Agreement, dated April 30, 2012, between Eurobank and Solitron Devices, Inc.

16.1	Letter from DeLeon & Company, P.A. dated January 28, 2009 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K/A filed January 30, 2009).

16.2	Letter from Friedman, Cohen, Taubman & Company, LLC dated February 22, 2011 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K filed February 22, 2011).

23 .1*	Consent of Meeks International, LLC.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
32**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

+Management contracts or compensatory plans, contracts or arrangements.

* Filed herewith.

** Furnished herewith

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOLITRON DEVICES, INC.

/s/ Shevach Saraf
By:	Shevach Saraf
Title:	Chairman of the Board, President,
Chief Executive Officer, Treasurer and
Chief Financial Officer
(Principal executive officer, principal
financial officer)

Date:	May 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf		May 29, 2012
Shevach Saraf	Chairman of the Board,
President, Chief
Executive Officer, Treasurer and Chief Financial Officer.
(Principal executive officer, principal
financial officer)

/s/ Jacob Davis		May 29, 2012
Jacob Davis	Director

/s/ Joseph Schlig		May 29, 2012
Joseph Schlig	Director

/s/ Arthur LaPlante		May 29, 2012
Arthur LaPlante	Controller

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Rights Agreement.

10.9	Lease Agreement.

23.1	Consent of Meeks International, LLC.

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

