Form 10-Q
period 2012-05-31
SOLITRON DEVICES INC
filed 2012-07-11
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 15, 2012 was 2,269,775.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements

		Condensed Balance Sheets	3
		May 31, 2012 (unaudited) and February 29, 2012

		Condensed Statements of Income (unaudited)	4
		Three Months Ended May 31, 2012 and 2011

		Condensed Statements of Cash Flows (unaudited)	5
		Three Months Ended May 31, 2012 and 2011

		Notes to Condensed Financial Statements	6-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	12-15

Item	4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item	6.	Exhibits	16

Signatures			17

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF MAY 31, 2012 AND FEBRUARY 29, 2012

	(unaudited)
	May 31,	Feb 29,
	2012	2012
ASSETS	(in thousands, except for shares)
CURRENT ASSETS
Cash and cash equivalents	$991	$985
Treasury bills and certificates of deposit	6,758	6,614
Accounts receivable, less allowance for doubtful accounts of $2 and $95	817	770
Inventories, net (Note 5)	3,076	2,982
Prepaid expenses	182	142
TOTAL CURRENT ASSETS	11,824	11,493

PROPERTY, PLANT AND EQUIPMENT, net	657	671

OTHER ASSETS	7	49
TOTAL ASSETS	$12,488	$12,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$383	$279
Prepetition liabilities	995	1,002
Customer deposits	21	25
Accrued expenses (Note 8)	582	552
TOTAL CURRENT LIABILITIES	1,981	1,858

LONG-TERM LIABILITIES, net of current portion	118	128
TOTAL LIABILITIES	2,099	1,986

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,269,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of May 31, 2012	23	23
2,267,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of Feb 29, 2012	-	-
Additional paid-in capital	2,737	2,736
Retained earnings	7,629	7,468
TOTAL STOCKHOLDERS' EQUITY	10,389	10,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,488	$12,213

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF INCOME
THREE MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011
(Unaudited)

	2012	2011
	(in thousands, except for share and per share amounts)

Net sales	$2,068	$2,172
Cost of sales	1,603	1,649
Gross profit	465	523
Selling, general and administrative expenses	315	275
Operating income	150	248
Other income (expenses):
Interest income (Note 7)	15	7
Income before provision for income taxes	165	255
Provision for income taxes	4	4
Net income	$161	$251

Income per share from continuing operations-Basic	$0.07	$0.11
Income per share from continuing operations-Diluted	$0.06	$0.10

Net income per share-Basic	$0.07	$0.11
Net income per share-Diluted	$0.06	$0.10

Weighted average shares outstanding-Basic	2,269,006	2,266,918
Weighted average shares outstanding-Diluted	2,483,886	2,487,895

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011
(Unaudited)

	2012	2011
	(in thousands)

Net income	$161	$251
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	65	58
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(47)	72
Inventories, net	(94)	(85)
Prepaid expenses	(40)	(50)
Other assets	42	(2)
Increase (decrease) in:
Accounts payable	104	127
Prepetition liabilities	(7)	(7)
Customer deposit	(4)	39
Accrued expenses	30	56
Long-term liabilities	(10)	-
Total adjustments	39	208
NET CASH PROVIDED BY OPERATING ACTIVITIES	200	459

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of treasury bills and certificates of deposit	1,510	1,409
Purchases of treasury bills and certificates of deposit	(1,654)	(1,513)
Purchase of property, plant and equipment	(51)	(10)

NET CASH (USED IN) INVESTING ACTIVITIES	(195)	(114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	1	1

NET CASH PROVIDED BY FINANCING ACTIVITIES	1	1

Net increase in cash and cash equivalents	6	346

Cash and cash equivalents – beginning of the period	985	539

Cash and cash equivalents - end of the period	$991	$885

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

Investment in Treasury Bills and Certificates of Deposit
Investment in treasury bills/certificates of deposit include treasury bills with maturities of one year or less, and certificates of deposit with maturities from one to three years, and is stated at market value.

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of May 31, 2012 and $95,000 as of February 29, 2012.

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

3.           ENVIRONMENTAL LIABILITIES:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), which resolved the Company’s alleged liability to USEPA for four sites in Florida (including the Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”) and the Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”) discussed further below) and one site in California.  Pursuant to the Settlement Agreement, the Company paid the sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  As of June 12, 2012, the Company paid $12,812 in full satisfaction of its obligations for fiscal year 2012.  The Company has accrued $10,000 for its remaining minimum obligations under the Settlement Agreement (for fiscal year 2013) which is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheets at May 31, 2012.

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

Prior to the sale of the Port Salerno and Riviera Beach Sites, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites.   At the closing of the sale of each site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies.  In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies.  The current balance in the Port Salerno Escrow Account is approximately $58,000.  USEPA completed remedy construction at the Port Salerno Site in 2004 and is performing annual groundwater sampling.  A 5-Year review performed by USEPA in 2009 concluded that remedial actions taken at the property remain protective.  Work at the Riviera Beach Site is being performed by Honeywell, Inc. (“Honeywell”), pursuant to an Administrative Order of Consent entered into

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

between Honeywell and USEPA.  Design and construction of the remedy is reported by USEPA to be complete and the treatment system has been in operation since March 2009.  The Company has been notified by FDEP that the performance of remediation work by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company’s remediation obligations under the Consent Final Judgment.

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

4.           EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended May 31,
	2012	2011
Weighted average common shares outstanding	2,269,006	2,266,918
Dilutive effect of employee stock options	214,880	220,977
Weighted average common shares outstanding, assuming dilution	2,483,886	2,487,895

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three month periods ended May 31, 2012 and May 31, 2011, 13,500 shares underlying  the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

5.           INVENTORIES:

As of May 31, 2012, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,648,000	$(407,000)	$1,241,000
Work-In-Process	2,883,000	(1,065,000)	1,818,000
Finished Goods	585,000	(568,000)	17,000
Totals	$5,116,000	$(2,040,000)	$3,076,000

As of February 29, 2012, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,525,000	$(407,000)	$1,118,000
Work-In-Process	2,883,000	(1,065,000)	1,818,000
Finished Goods	625,000	(579,000)	46,000
Totals	$5,033,000	$(2,051,000)	$2,982,000

6.           INCOME TAXES:

At May 31, 2012, the Company has net operating loss carryforwards of approximately $14,267,000 that expire through 2023.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes were comprised of the following as of May 31 and February 29, 2012:

Deferred tax assets:	5/31/12	2/29/12
Loss carryforwards	$5,572,000	$5,572,000
Allowance for doubtful accounts	1,000	35,000
Inventory allowance	675,000	690,000
Depreciation	68,000	68,000
Section 263A capitalized costs	494,000	494,000
Total deferred tax assets	6,810,000	6,859,000
Valuation allowance	(6,810,000)	(6,859,000)

Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ended May 31, 2012 and for the year ended February 29, 2012.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended May 31, 2012 and for the year ended February 29, 2012 is as follows:

	5/31/12	2/29/12
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	2.5	2.2
Effective income tax rate	2.5%	2.2%

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

On June 11, 2012, the Company made an estimated tax payment of $4,000 toward its fiscal year 2013 federal income tax obligation.

7.           OTHER INCOME:

The $15,000 of other income reflected in the condensed statements of income for the quarter ended May 31, 2012, and the $7,000 of other income reflected in the condensed statements of income for the quarter ended May 31, 2011 consists entirely of interest income on investment in treasury bills net of changes in market value.

8.           ACCRUED EXPENSES:

As of May 31, 2012 and February 29, 2012, accrued expenses and other liabilities consisted of the following:

	5/31/12	2/29/12
Payroll and related employee benefits	$507,000	$510,000
Income taxes	21,000	17,000
Property taxes	18,000	7,000
Environmental liabilities	13,000	13,000
Other liabilities	23,000	5,000
	$582,000	$552,000

9.           EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2012 are as follows:

Geographic Region	Power Transistors	Hybrids	Field Effect Transistors	Power MOSFETS	Totals
Europe and Australia	$0	$160,000	$32,000	$0	$192,000
Canada and Latin America	0	0	0	15,000	15,000
Far East and Middle East	5,000	0	3,000	44,000	52,000
United States	480,000	906,000	96,000	327,000	1,809,000
Totals	$485,000	1,066,000	$131,000	$386,000	$2,068,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2011 are as follows:

Geographic Region	Power Transistors	Hybrids	Field Effect Transistors	Power MOSFETS	Totals
Europe and Australia	$16,000	$86,000	$22,000	$0	$124,000
Canada and Latin America	0	0	0	2,000	2,000
Far East and Middle East	0	6,000	5,000	100,000	111,000
United States	352,000	1,005,000	207,000	371,000	1,935,000
Totals	$368,000	1,097,000	$234,000	$473,000	$2,172,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended May 31, 2012, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	31%
Harris Corporation	13%
44%

For the quarter ended May 31, 2011, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	36%
Harris Corporation	12%
48%

10.            MAJOR SUPPLIERS:

For the quarter ended May 31, 2012, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Platronics Seals	16%
Stellar Industries	10%
26%

For the quarter ended May 31, 2011, purchases from the Company’s top two vendors consisted of the following:
Vendor	% of Purchases
WUXI Streamtek Ltd.	26%
Hybrid Sources	9%
35%

11.            SHAREHOLDER RIGHTS AGREEMENT:

The Board of Directors of the Company adopted a Rights Agreement, dated as of May 29, 2012, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “2012 Rights Agreement”).   Pursuant to the 2012 Rights Agreement, the Company will make a dividend distribution of one right for each outstanding share of Common Stock of the Company to stockholders of record at the close of  business on May 29, 2012 (each, a “Right” and collectively, the “Rights”).  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the “Preferred Stock”), at a Purchase Price of $15.00 per one one-hundredth of a share of the Preferred Stock, subject to adjustment.  The 2012 Rights Agreement replaces the former Rights Agreement that expired on June 20, 2011.

12.            LEASE OF MANUFACTURING FACILITY:

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

Pursuant to the Lease, the Company will pay a base rent of $29,743 a month, plus sales tax, to the Landlord on the first day of each and every month.  Commencing on January 1, 2013 and on the first day of January of every subsequent year, the base rent will be increased to compensate for changes in the cost of living,  provided  that in no event will the base rent be increased  by less than  three percent  nor more than five percent annually.  In addition, pursuant to the Lease, the Company will pay for the cost of electrical service to the air conditioning units servicing its own area.  Until electrical and air conditioning service to the Property is separately metered, the Company will pay the Landlord $5,760 a month.

Future minimum lease payments for the Manufacturing Facility are as follows:

Fiscal Year Ending February 28/29	Amount
2013	317,000
2014	392,000
2015	403,000
2016	415,000
Thereafter	355,000
Total	$1,882,000

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012 and the Condensed Financial Statements and the related Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in treasury bills and certificates of deposit, accounts receivable, inventories, valuation of plant, equipment,  and accounting for income taxes. A discussion of all of these critical accounting policies can be found in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

Trends and Uncertainties:

During the three months ended May 31, 2012, the Company’s book-to-bill ratio was approximately 1.95 as compared to approximately .80 for the three months ended May 31, 2011, reflecting an increase in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures to continue profitable business operations.

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

Results of Operations-Three Months Ended May 31, 2012 Compared to Three Months Ended May 31, 2011:

Net sales for the three months ended May 31, 2012 decreased 5% to $2,068,000 as compared to $2,172,000 for the three months ended May 31, 2011.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2012 decreased to $1,603,000 from $1,649,000 for the comparable period in 2011, primarily due to improved product yields and to a lower amount of net sales.  Expressed as a percentage of sales, cost of sales increased to 78% from 76% for the same period in 2011.  This increase in percentage was due primarily to a lower amount of net sales as described herein.

Gross profit for the three months ended May 31, 2012 decreased to $465,000 from $523,000 for the three months ended May 31, 2011, primarily due to a decrease in net sales.  Accordingly, gross margins on the Company’s sales decreased to 22% for the three months ended May 31, 2012 in comparison to 24% for the three months ended May 31, 2011.

For the three months ended May 31, 2012, the Company shipped 37,176 units as compared to 53,338 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended May 31, 2012, the Company’s backlog of open orders increased 33% to $7,977,000 as compared to the same period of the prior year. For the three months ended May 31, 2011, the Company’s backlog of open orders decreased 7% to $6,091,000 as compared to same period in 2010.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 133% to $4,053,000 in the level of bookings during the quarter ended May 31, 2012 as compared to the same period in the prior year. For the three months ended May 31, 2011, the Company experienced a 44% decrease to 1,738,000 in the level of bookings as compared to the same period in the prior year. The increase in bookings for the three months ended May 31, 2012 is principally a result of an increase in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $315,000 for the three months ended May 31, 2012 from $275,000 for the same period  in the prior year. The increase reflects higher legal and professional fees.  During the three months ended May 31, 2012, selling, general, and administrative expenses as a percentage of net sales increased to 15% as compared with 13% for the three months ended May 31, 2011.

Operating income for the three months ended May 31, 2012 decreased to $150,000 as compared to $248,000 for the three months ended May 31, 2011. This decrease is due primarily to lower net sales, higher cost of materials and higher cost of selling, general and administrative expenses.

The Company recorded other income of $15,000 for the three months ended May 31, 2012 as compared to $7,000 for the three months ended May 31, 2011. Other income for both the three months ended May 31, 2012 and May 31, 2011 includes only interest income on investment in treasury bills net of changes in market value.  The increase in interest income is due primarily to an increase in interest rates on invested funds.

Net income for the three months May 31, 2012 decreased to $161,000 as compared to $251,000 for the same period in 2011.  This decrease is due primarily to lower net sales and other expense factors outlined above.

Liquidity and Capital Resources:

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $360,000 during the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of   profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the next twelve months and at the current level of payments to its pre-bankruptcy creditors.  However, due to the level of current backlog and projected new order intake (due to the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry), the Company might be required to take cost cutting and productivity enhancing activity to assure its continued profitability.

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

At May 31, 2012, February 29, 2012 and May 31, 2011, the Company had cash of approximately $991,000, $985,000 and $885,000, respectively.  The cash increase for the three months ended May 31, 2012 was primarily due to income from operations.

At May 31, 2012, February 29, 2012 and May 31, 2011, the Company had investments in treasury bills and certificates of deposit of approximately $6,758,000, $6,614,000 and $6,438,000, respectively.

At May 31, 2012, the Company had working capital of $9,843,000 as compared with a working capital at May 31, 2011 of $9,147,000.  At February 29, 2012, the Company had a working capital of $9,635,000.  The $208,000 increase for the three months ended May 31, 2012 was due mainly to the $161,000 net income for the period.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

Forward Looking Statements:

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 29, 2012, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

•	Changes in government policy or economic conditions could negatively impact our results.
•	Our inventories may become obsolete and other assets may be subject to risks.
•	Environmental regulations could require us to incur significant costs.
•	Our business is highly competitive, and increased competition could reduce gross profit margins and the value of an investment in our Company.
•	Downturns in the business cycle could reduce the revenues and profitability of our business.
•	Our operating results may decrease due to the decline in profitability in the semiconductor industry.
•	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
•	Cost reduction efforts may be unsuccessful or insufficient to improve our profitability and may adversely impact productivity.
•	We may not achieve the intended effects of our new business strategy, which could adversely impact our business, financial condition and results of operations.
•	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
•	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
•	A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.
•	The nature of our products exposes us to potentially significant product liability risk.
•	We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.
•	Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.
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

SOLITRON DEVICES, INC.

Date: July 11, 2012	/s/ Shevach Saraf
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