Form 10-Q
period 2012-08-31
SOLITRON DEVICES INC
filed 2012-10-15
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 1, 2012 was 2,177,832.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements

		Condensed Balance Sheets August 31, 2012 (unaudited) and February 29, 2012	3

		Condensed Statements of Income (unaudited) Three and Six Months Ended August 31, 2012 and 2011	4

		Condensed Statements of Cash Flows (unaudited) Six Months Ended August 31, 2012 and 2011	5

		Notes to Condensed Financial Statements	6-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item	4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item	5.	Other Information	18

Item	6.	Exhibits	18

Signatures			19

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF AUGUST 31, 2012 AND FEBRUARY 29, 2012 (unaudited)

	Aug 31,	Feb 29,
	2012	2012
ASSETS	(in thousands, except for shares)
CURRENT ASSETS
Cash and cash equivalents	$920	$985
Treasury bills and certificates of deposit	6,269	6,614
Accounts receivable, less allowance for doubtful accounts of $2 and $95	864	770
Inventories, net (Note 5)	3,461	2,982
Prepaid expenses	166	142
TOTAL CURRENT ASSETS	11,680	11,493

PROPERTY, PLANT AND EQUIPMENT, net	597	671

OTHER ASSETS	22	49
TOTAL ASSETS	$12,299	$12,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$384	$279
Prepetition liabilities	988	1,002
Customer deposits	67	25
Accrued expenses (Note 8)	437	552
TOTAL CURRENT LIABILITIES	1,876	1,858

LONG-TERM LIABILITIES, net of current portion	118	128
TOTAL LIABILITIES	1,994	1,986

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,177,832 shares issued and outstanding, net of 173,287 shares of treasury stock as of August 31, 2012. 2,267,775 shares issued and outstanding, net of 273,230 shares of treasury stock as of February 29, 2012	23	23
Additional paid-in capital	2,743	2,736
Retained earnings	7,814	7,468
Less treasury stock (Note 11)	(275	-
TOTAL STOCKHOLDERS' EQUITY	10,305	10,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,299	$12,213

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011
(Unaudited, in thousands except for share and per share amounts)

	Three months		Six Months
	2012	2011	2012	2011

NET SALES	$1,965	$2,128	$4,033	$4,300
Cost of Sales	1,541	1,461	3,144	3,110

Gross Profit	424	667	889	1,190

Selling, General and Administrative Expenses	261	229	576	504

Operating Income	163	438	313	686

Other income (Note 7)
Other income	12	-	12	-
Interest Income	12	4	27	11
Total other income	24	4	39	11

Income before provision for income taxes	187	442	352	697

Provision for income taxes	(2)	(3)	(6)	(7)
Net Income	$185	$439	$346	$690

Net Income Per Share : Basic	$.08	$.19	$.15	$.30
: Diluted	$.08	$.18	$.14	$.28

Weighted Average
Shares Outstanding : Basic	2,249,931	2,267,775	2,259,469	2,267,347
: Diluted	2,461,104	2,490,139	2,472,495	2,489,017

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011
(Unaudited)

	2012	2011
	(in thousands)

Net income	$346	$690
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	143	116
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(94)	141
Inventories, net	(479)	(146)
Prepaid expenses	(24)	(30)
Other assets	27	1
Increase (decrease) in:
Accounts payable	105	77
Prepetition liabilities	(14)	(14)
Customer deposit	42	33
Accrued expenses	(115)	(272)
Long-term liabilities	(10)	(10)
Total adjustments	(412)	(104)
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(73)	586

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	2,928	2,633
Purchases of Treasury Bills and Certificates of Deposit	(2,583)	(2,933)
Purchases of property, plant and equipment	(69)	(48)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	276	(348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(275)	-
Cash from exercise of employee stock options	7	1
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(268)	1

Net (decrease)/increase in cash and cash equivalents	(65)	239

Cash and cash equivalents - beginning of the period	985	539

Cash and cash equivalents - end of the period	$920	$778

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of August 31, 2012 and $95,000 as of February 29, 2012.

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

3.           ENVIRONMENTAL LIABILITIES:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), which resolved the Company’s alleged liability to USEPA for four sites in Florida (including the Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”) and the Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”) discussed further below and one site in California.  Pursuant to the Settlement Agreement, the Company paid the sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  As of June 12, 2012, the Company paid $12,812 in full satisfaction of its obligations for fiscal year 2012.  The Company has accrued $10,000 for its remaining minimum obligations under the Settlement Agreement (for fiscal year 2013) which is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheets at August 31, 2012.

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

Prior to the sale of the Port Salerno and Riviera Beach Sites, USEPA took over from FDEP as the lead regulatory agency for the remediation of the Sites.   At the closing of the sale of each site, the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by the agencies.  In addition, upon the sale of the Riviera Beach Site, the Riviera Beach Escrow Account was transferred to USEPA, as directed by the agencies.  The current balance in the Port Salerno Escrow Account is approximately $58,000.  USEPA completed remedy construction at the Port Salerno Site in 2004 and is performing annual groundwater sampling.  A 5-Year review performed by USEPA in 2009 concluded that remedial actions taken at the property remain protective.  Work at the Riviera Beach Site is being performed by Honeywell, Inc. (“Honeywell”), pursuant to an Administrative Order of Consent entered into between Honeywell and USEPA.  Design and construction of the remedy is reported by USEPA to be complete and the treatment system has been in operation since March 2009.  The Company has been notified by FDEP that the performance of remediation work by USEPA at the Port Salerno Site and by Honeywell at the Riviera Beach Site will be construed by FDEP as discharging the Company’s remediation obligations under the Consent Final Judgment.

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

4.           EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2012	2011	2012	2011
Weighted average common shares outstanding	2,249,931	2,267,775	2,259,469	2,267,347
Dilutive effect of employee stock options	211,173	222,364	213,026	221,670
Weighted average common shares outstanding, assuming dilution	2,461,104	2,490,139	2,472,495	2,489,017

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three month periods ended August 31, 2012 and August 31, 2011, 13,500 shares underlying  the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

5.           INVENTORIES:

As of August 31, 2012, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,974,000	$(450,000)	$1,524,000
Work-In-Process	3,075,000	(1,142,000)	1,933,000
Finished Goods	543,000	(539,000)	4,000
Totals	$5,592,000	$(2,131,000)	$3,461,000

As of February 29, 2012, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,525,000	$(407,000)	$1,118,000
Work-In-Process	2,883,000	(1,065,000)	1,818,000
Finished Goods	625,000	(579,000)	46,000
Totals	$5,033,000	$(2,051,000)	$2,982,000

6.           INCOME TAXES:

At August 31, 2012, the Company has net operating loss carryforwards of approximately $14,267,000 that expire through 2023.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes were comprised of the following as of August 31 and February 29, 2012:

Deferred tax assets:	8/31/12	2/29/12
Loss carryforwards	$5,421,000	$5,572,000
Allowance for doubtful accounts	1,000	35,000
Inventory allowance	856,000	690,000
Depreciation	68,000	68,000
Section 263A capitalized costs	494,000	494,000
Total deferred tax assets	6,840,000	6,859,000
Valuation allowance	(6,840,000)	(6,859,000)

Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ended August 31, 2012 and for the year ended February 29, 2012.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended August 31, 2012 and for the year ended February 29, 2012 is as follows:

	8/31/12	2/29/12
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	2.5	2.2
Effective income tax rate	2.5%	2.2%

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

On June 11, 2012, the Company made an estimated tax payment of $4,000 toward its fiscal year 2013 federal income tax obligation.

7.           OTHER INCOME:

The $24,000 of other income reflected in the condensed statements of income for the quarter ended August 31, 2012 consists of $12,000 of interest income on investment in treasury bills net of changes in market value plus $12,000 of income from receivables adjustments.  The $4,000 of other income reflected in the condensed statements of income for the quarter ended August 31, 2011 consists entirely of interest income on investment in treasury bills net of changes in market value.

8.           ACCRUED EXPENSES:

As of August 31, 2012 and February 29, 2012, accrued expenses and other liabilities consisted of the following:

	8/31/12	2/29/12
Payroll and related employee benefits	$367,000	$510,000
Income taxes	23,000	17,000
Property taxes	29,000	7,000
Environmental liabilities	10,000	13,000
Other liabilities	8,000	5,000
	$437,000	$552,000

9.           EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2012 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$0	$11,000	$0	$11,000
Canada and Latin America	7,000	0	7,000	0	14,000
Far East and Middle East	0	0	3,000	63,000	66,000
United States	407,000	856,000	134,000	477,000	1,874,000
Totals	$414,000	856,000	$155,000	$540,000	$1,965,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2011 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$1,000	$3,000	$0	$4,000
Canada and Latin America	13,000	0	0	0	13,000
Far East and Middle East	0	0	6,000	59,000	65,000
United States	300,000	1,100,000	196,000	450,000	2,046,000
Totals	$313,000	1,101,000	$205,000	$509,000	$2,128,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended August 31, 2012, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	34%
United States Government	21%
55%

For the quarter ended August 31, 2011, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	37%
United States Government	10%
47%

10.            MAJOR SUPPLIERS:

For the quarter ended August 31, 2012, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
WUXI Streamtek Ltd.	19%
Aotco Metal Finishing	13%
32%

For the quarter ended August 31, 2011, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
WUXI Streamtek Ltd.	10%
Platronics Seals	8%
18%

11.         PURCHASE OF TREASURY STOCK:

On August 28, 2012, the Company repurchased 99,943 shares of  its common stock from a stockholder in a privately negotiated transaction at a price of   $2.75 per share.  The Company has not adopted a stock repurchase  program or plan.

12.         EXERCISE OF STOCK OPTIONS:

During the three months ended August 31, 2012, a Director of the Company exercised 8,000 common stock options with an exercise price of $.75 each. The options were granted on May 16, 2005, vested on May 16, 2006, and were due to expire on May 16, 2015.

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

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Treasury bills and certificates of deposit, accounts receivable, shipping and handling, and inventories. A discussion of all of these critical accounting policies can be found in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

Trends and Uncertainties:

During the three months ended August 31, 2012, the Company’s book-to-bill ratio was approximately 1.44 as compared to approximately .94 for the three months ended August 31, 2011, reflecting an increase in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures to continue profitable business operations.

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

Results of Operations-Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011:

Net sales for the three months ended August 31, 2012 decreased 8% to $1,965,000 as compared to $2,128,000 for the three months ended August 31, 2011.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements and unanticipated delays in receipt of key raw material components.

Cost of sales for the three months ended August 31, 2012 increased to $1,541,000 from $1,461,000 for the comparable period in 2011, primarily due to higher raw material cost.  Expressed as a percentage of sales, cost of sales increased to 78% from 69% for the same period in 2011.  This increase in percentage was due primarily to higher raw material cost and a lower amount of net sales as described herein.

Gross profit for the three months ended August 31, 2012 decreased to $424,000 from $667,000 for the three months ended August 31, 2011, primarily due to a decrease in net sales and higher raw material cost due to increases in precious metal prices.  Accordingly, gross margins on the Company’s sales decreased to 22% for the three months ended August 31, 2012 in comparison to 31% for the three months ended August 31, 2011.

For the three months ended August 31, 2012, the Company shipped 75,556 units as compared to 65,608 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended August 31, 2012, the Company’s backlog of open orders increased 11% to $8,841,000 as compared to the same period of the prior year. For the three months ended August 31, 2011, the Company’s backlog of open orders decreased 2% to $5,971,000 as compared to same period in 2010.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 42% to $2,830,000 in the level of bookings during the quarter ended August 31, 2012 as compared to the same period in the prior year. For the three months ended August 31, 2011, the Company experienced a 6% decrease to 2,000,000 in the level of bookings as compared to the same period in the prior year. The increase in bookings for the three months ended August 31, 2012 is principally a result of an increase in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $261,000 for the three months ended August 31, 2012 from $229,000 for the same period  in the prior year. The increase reflects higher legal and professional fees.  During the three months ended August 31, 2012, selling, general, and administrative expenses as a percentage of net sales increased to 13% as compared with 11% for the three months ended August 31, 2011.

Operating income for the three months ended August 31, 2012 decreased to $163,000 as compared to $438,000 for the three months ended August 31, 2011. This decrease is due primarily to lower net sales, higher cost of materials and higher cost of selling, general and administrative expenses.

The Company recorded other income of  $24,000 for the three months ended August 31, 2012 as compared to $4,000 for the three months ended August 31, 2011. Other income for the three months ended August 31, 2012 includes $12,000 of interest income on investment in treasury bills and certificates of deposit net of changes in market value and $12,000 of income from receivables adjustments. Other income from the three months ended August 31, 2011 includes $4,000 of interest income on investment in treasury bills net of changes in market value.  The increase in interest income is due primarily to an increase in interest rates on invested funds.

Net income for the three months August 31, 2012 decreased to $185,000 as compared to $439,000 for the same period in 2011.  This decrease is due primarily to lower net sales and other expense factors outlined above.

Results of Operations-Six Months Ended August 31, 2012 Compared to Six Months Ended August 31, 2011:

Net sales for the six months ended August 31, 2012 decreased 6% to $4,033,000 as compared to $4,300,000 for the six months ended August 31, 2011.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements and unanticipated delays in receipt of key raw material components.

Cost of sales for the six months ended August 31, 2012 increased to $3,144,000 from $3,110,000 for the comparable period in 2011.  Expressed as a percentage of sales, cost of sales increased to 78% as compared to 72% for the same period in 2011. This increase in percentage was due primarily to higher raw material cost and a lower amount of net sales as described herein.

Gross profit for the six months ended August 31, 2012 decreased to $889,000 from $1,190,000 for the six months ended August 31, 2011, primarily due to higher raw material cost as outlined above. Gross margins on the Company’s sales decreased to 22% as compared to 28% for the same period in 2011.

For the six months ended August 31, 2012, the Company shipped 112,732 units as compared to 88,220 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the six months ended August 31, 2012, the Company’s backlog of open orders increased 48% to $8,841,000 as compared to the same period of the prior year. For the six  months ended August 31, 2011, the Company’s backlog of open orders decreased 8% to $5,971,000 as compared to same period in 2010. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase of 83% to $6,883,000 in the level of bookings during the six months ended August 31, 2012 when compared with the six months ended August 31, 2011. The increase occurred principally a result of an increase in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $576,000 for the six months ended August 31, 2012 from $504,000 for the comparable period in 2011, primarily due to higher legal and professional fees.  During the six months ended August 31, 2012, selling, general, and administrative expenses as a percentage of net sales increased to 14% as compared to 12% for the six months ended August 31, 2011.

Operating income for the six months ended August 31, 2011 decreased to $313,000 from $686,000 for the six months ended August 31, 2011. This decrease is due primarily to lower net sales and higher cost of materials as outlined above.

The Company recorded other income of $39,000 for the six months ended August 31, 2011 as compared to other income of $11,000 for the six months ended August 31, 2011.  Included in other income for the six months ended August 31, 2011 was $27,000 of interest income on investment in treasury bills and certificates of deposit net of changes in market value and $12,000 of income from receivables adjustments. Included in other income for the six months ended August 31, 2011, was $11,000 of interest income investment in treasury bills net of changes in market value.

Net income for the six months ended August 31, 2012 decreased to $346,000 from $690,000 for the same period in 2011.  This decrease is due primarily to lower net sales and higher cost of materials as outlined above.

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

Over the long-term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes that it will generate sufficient cash from operations to satisfy its operating needs and the level of payments to pre-bankruptcy creditors it has maintained over the last eighteen years.  In the event that bookings in the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances or joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources to provide further opportunities for growth.

At August 31, 2012, February 29, 2012 and August 31, 2011, the Company had cash of approximately $920,000, $985,000 and $778,000, respectively.  The cash decrease for the six months ended August 31, 2012 was primarily due to an increase in raw material inventory.

At August 31, 2012, February 29, 2012 and August 31, 2011, the Company had investments in treasury bills and certificates of deposit of approximately $6,269,000, $6,614,000 and $6,634,000, respectively.

At August 31, 2012, the Company had working capital of $9,804,000 as compared with a working capital at August 31, 2011 of $9,599,000.  At February 29, 2012, the Company had a working capital of $9,635,000.  The $169,000 increase for the six months ended August 31, 2012 was due mainly to the $346,000 net income for the period.

During the quarter ended August 31, 2012, the Company repurchased 99,943 shares of its common stock from a stockholder in a privately  negotiated  transaction at a price of $2.75 per share, or an aggregate price of  $274,843.  While the Company  has not adopted a stock  repurchase  program  or  plan, the Company may in the future  repurchase additional shares of  its common stock  if the Company’s Board of  Directors determines  it  is in the best  interest of  the Company based on market and business conditions, applicable legal requirements and other factors.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

●	Our complex manufacturing processes may lower yields and reduce our revenues.
●	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
●
We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.

●	Changes in government policy or economic conditions could negatively impact our results.
●	Our inventories may become obsolete and other assets may be subject to risks.
●	Environmental regulations could require us to incur significant costs.
●	Our business is highly competitive, and increased competition could reduce gross profit margins and the value of an investment in our Company.
●	Downturns in the business cycle could reduce the revenues and profitability of our business.

●	Our operating results may decrease due to the decline in profitability in the semiconductor industry.
●	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
●	Cost reduction efforts may be unsuccessful or insufficient to improve our profitability and may adversely impact productivity.
●	We may not achieve the intended effects of our new business strategy, which could adversely impact our business, financial condition and results of operations.
●	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
●	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
●	A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.
●	The nature of our products exposes us to potentially significant product liability risk.
●	We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.
●	Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.
●
Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability. They may also affect the availability of raw materials which may adversely affect our profitability.

●	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

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

PART II– OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table presents information related to repurchases of our common stock made during the three months ended August 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans Or Programs

June 1, 2012 – June 30, 2012	______	______	______	______
July 1, 2012 – July 31, 2012	______	______	______	______
August 1, 2012 – August 31, 2012	99,943	$2.75	______	______

(1)     On August 28, 2012, the Company  repurchased  99,943 shares of  its common stock from a stockholder in a privately negotiated transaction at a price of   $2.75 per share.  The Company has not adopted a stock repurchase  program or plan.

ITEM 5.           OTHER INFORMATION:

On October 15, 2012, the Board of Directors of the Company approved a resolution to hold annual meetings of the Company’s shareholders approximately six weeks following the filing of the Company’s Annual Report on Form 10-K each year.

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

SOLITRON DEVICES, INC.

Date: October 15, 2012	/s/ Shevach Saraf
Shevach Saraf
Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Label Linkbase
101.PRE***	XBRL Taxonomy Presentation Linkbase

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.