Form 10-Q
period 2012-11-30
SOLITRON DEVICES INC
filed 2013-01-14
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 1, 2013 was 2,177,832.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements

		Condensed Balance Sheets November 30, 2012 (unaudited) and February 29, 2012	3

		Condensed Statements of Income (unaudited) Three and Nine months Ended November 30, 2012 and 2011	4

		Condensed Statements of Cash Flows (unaudited) Nine months Ended November 30, 2012 and 2011	5

		Notes to Condensed Financial Statements	6-12

Item	2.	M anagement’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item	4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item	5.	Other Information

Item	6.	Exhibits	19

Signatures			20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF NOVEMBER 30, 2012 AND FEBRUARY 29, 2012

	(unaudited)
	Nov 30,	Feb 29,
	2012	2012
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$671	$985
Treasury bills and certificates of deposit	5,888	6,614
Accounts receivable, less allowance for doubtful accounts of $2 and $95	867	770
Inventories, net (Note 5)	3,940	2,982
Prepaid expenses	123	142
TOTAL CURRENT ASSETS	11,489	11,493

PROPERTY, PLANT AND EQUIPMENT, net	600	671

OTHER ASSETS	27	49
TOTAL ASSETS	$12,116	$12,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$519	$279
Prepetition liabilities	291	1,002
Customer deposits	66	25
Accrued expenses (Note 9)	418	552
TOTAL CURRENT LIABILITIES	1,294	1,858

LONG-TERM LIABILITIES, net of current portion	118	128
TOTAL LIABILITIES	1,412	1,986

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock as of November 30, 2012. 2,267,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of February 29, 2012	23	23
Additional paid-in capital	2,743	2,736
Retained earnings	8,213	7,468
Less treasury stock	(275)	-
TOTAL STOCKHOLDERS' EQUITY	10,704	10,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,116	$12,213

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011
                        (Unaudited, in thousands except for share and per share amounts)

	Three months		Nine months
	2012	2011	2012	2011

NET SALES	$1,966	$2,112	$5,999	$6,412
Cost of Sales	1,547	1,729	4,691	4,839

Gross Profit	419	383	1,308	1,573

Selling, General and Administrative Expenses	249	293	825	797

Operating Income	170	90	483	776

Other income (Note 7)
Income from cancellation of debt (Note 8)	215	-	215	-
Other income	4	8	16	8
Interest Income	11	-	38	11
Total other income	230	8	269	19

Income before provision for income taxes	400	98	752	795

Provision for income taxes	(1)	(5)	(7)	(12)

Net Income	$399	$93	$745	$783

Net Income Per Share : Basic	$.18	$.04	$.33	$.35
: Diluted	$.17	$.04	$.30	$.31

Weighted Average
Shares Outstanding : Basic	2,177,832	2,267,775	2,232,256	2,267,489
: Diluted	2,395,453	2,489,454	2,446,814	2,489,162

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011
(Unaudited)

	2012	2011
	(in thousands)

Net income	$745	$783
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	224	143
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(97)	(6)
Inventories, net	(958)	66
Prepaid expenses	19	(20)
Other assets	22	1
Increase (decrease) in:
Accounts payable	240	(9)
Prepetition liabilities	(711)	(21)
Customer deposit	41	(1)
Accrued expenses	(134)	(231)
Long-term liabilities	(10)	(10)
Total adjustments	(1,364)	(89)
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(619)	694

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	3,309	3,813
Purchases of Treasury Bills and Certificates of Deposit	(2,583)	(4,175)
Purchases of property, plant and equipment	(153)	(140)

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	573	(502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(275)	-
Cash from exercise of employee stock options	7	1

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(268)	1

Net (decrease)/increase in cash and cash equivalents	(314)	193

Cash and cash equivalents – beginning of the period	985	539

Cash and cash equivalents - end of the period	$671	$732

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of November 30, 2012 and $95,000 as of February 29, 2012.

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

3.   ENVIRONMENTAL LIABILITIES:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), which resolved the Company’s alleged liability to USEPA for four sites in Florida (including the Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”) and the Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”) discussed further below and one site in California.  Pursuant to the Settlement Agreement, the Company paid the sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  As of June 12, 2012, the Company paid $12,812 in full satisfaction of its obligations for fiscal year 2012.  The Company has accrued $10,000 for its remaining minimum obligations under the Settlement Agreement for fiscal year 2013 which is reflected in “Accrued expenses” on the Company’s Balance Sheets at November 30, 2012.

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

In 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno and Riviera Beach Sites of $214,800 and initially directed the Company to resume payments under the Consent Final Judgment to ensure that there are adequate funds to cover FDEP’s unreimbursed expenses and the Company’s residual liability under the Consent Final Judgment.  Later, FDEP advised the Company that FDEP would prepare a justification for the asserted unreimbursed expenses, following receipt of which the Company is required to transfer $58,000 from the Port Salerno Escrow Account to FDEP as partial payment for FDEP’s unreimbursed expenses.  FDEP further stated that FDEP would work with the Company to establish a reduced payment schedule for the Company to resume payments under the Consent Final Judgment based on the Company’s financial ability to pay.  In November 2012 the Company renewed its request for documentation supporting FDEP’s claim for unreimbursed expenses and submitted a settlement offer.  To date, FDEP has not formally responded to the settlement offer.

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

4.           EARNINGS PER SHARE:

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the Nine months ended November 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	2,177,832	2,267,775	2,232,256	2,267,489
Dilutive effect of employee stock options	217,621	221,679	214,558	221,673
Weighted average common shares outstanding, assuming dilution	2,395,453	2,489,454	2,446,814	2,489,162

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three month periods ended November 30, 2012 and November 30, 2011, 13,500 shares underlying  the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.   INVENTORIES:

As of November 30, 2012, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,393,000	$(450,000)	$1,943,000
Work-In-Process	3,075,000	(1,142,000)	1,933,000
Finished Goods	608,000	(544,000)	64,000
Totals	$6,076,000	$(2,136,000)	$3,940,000

As of February 29, 2012, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,525,000	$(407,000)	$1,118,000
Work-In-Process	2,883,000	(1,065,000)	1,818,000
Finished Goods	625,000	(579,000)	46,000
Totals	$5,033,000	$(2,051,000)	$2,982,000

Net raw material inventory increased $825,000 for the nine months ended November 30, 2012 primarily due to raw materials received to meet an increase in customer orders (see Results of Operations-Nine Months ended November 30, 2012 Compared to Nine Months Ended November 30, 2011).

6.           INCOME TAXES:

At November 30, 2012, the Company has net operating loss carryforwards of approximately $15,161,000 that expire through 2023.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been mostly reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

Total net deferred taxes were comprised of the following as of November 30 and February 29, 2012:

Deferred tax assets:	11/30/12	2/29/12
Loss carryforwards	$5,761,000	$5,572,000
Allowance for doubtful accounts	1,000	35,000
Inventory allowance	920,000	690,000
Depreciation	(178,000)	68,000
Section 263A capitalized costs	663,000	494,000
Total deferred tax assets	7,167,000	6,859,000
Valuation allowance	(7,167,000)	(6,859,000)

Total net deferred taxes	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the quarter ended November 30, 2012 and for the year ended February 29, 2012.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended November 30, 2012 and for the year ended February 29, 2012 is as follows:

	11/30/12	2/29/12
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	2.5	2.2
Effective income tax rate	2.5%	2.2%

On June 11, 2012, the Company made an estimated tax payment of $4,000 toward its fiscal year 2013 federal income tax obligation.

7.           OTHER INCOME:

The $230,000 of other income reflected in the condensed statements of income for the quarter ended November 30, 2012 consists of $215,000 of income from cancellation of debt plus $11,000 of interest income on investment in treasury bills net of changes in market value plus $4,000 of income from federal tax adjustments.  The $8,000 of other income reflected in the condensed statements of income for the quarter ended November 30, 2011 consists entirely of gain on disposal of assets.

8.           INCOME FROM CANCELLATION OF DEBT:

On October 29, 2012, the Company, its affiliates, agents and representatives entered into a Settlement Agreement and Release (the "Agreement and Release") with the Police and Fire Retirement System of City of Detroit, its affiliates, agents and representatives (collectively, "PFRS").  In connection with the Company's bankruptcy, in 1993, the Company was ordered to pay PFRS a total of $1,056,226.85 over time in connection with an unsecured claim against the Company.  As of the date of the Agreement and Release, the Company has paid PFRS an aggregate of $359,653.27.  On October 31, 2012, pursuant to the Agreement and Release, the Company paid PFRS a lump sum payment of $475,000.00 as full and final satisfaction of PFRS' unsecured claim against the Company.  The Agreement and Release also provides for mutual releases among the parties.

9.           ACCRUED EXPENSES:

As of November 30, 2012 and February 29, 2012, accrued expenses and other liabilities consisted of the following:

	11/30/12	2/29/12
Payroll and related employee benefits	$383,000	$510,000
Income taxes	7,000	17,000
Property taxes	-	7,000
Environmental liabilities	10,000	13,000
Other liabilities	18,000	5,000
	$418,000	$552,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

10.           EXPORT SALES AND MAJOR CUSTOMERS:

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2012 are as follows:

	Power	Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$273,000	$10,000	$0	$283,000
Canada and Latin America	22,000	0	0	0	22,000
Far East and Middle East	3,000	0	7,000	75,000	85,000
United States	321,000	587,000	72,000	596,000	1,576,000
Totals	$346,000	$860,000	$89,000	$671,000	$1,966,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2011 are as follows:

	Power	Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$0	$27,000	$0	$27,000
Canada and Latin America	14,000	0	2,000	0	16,000
Far East and Middle East	0	0	3,000	54,000	57,000
United States	338,000	963,000	79,000	632,000	2,012,000
Totals	$352,000	963,000	$111,000	$686,000	$2,112,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended November 30, 2012, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	53%
BAE Systems Australia	14%
67%

For the quarter ended November 30, 2011, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	45%
United States Government	16%
61%

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

11.         MAJOR SUPPLIERS:

For the quarter ended November 30, 2012, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
WUXI Streamtek Ltd.	18%
Egide, USA	18%
36%

For the quarter ended November 30, 2011, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Air Products, Inc.	7%
Stellar Industries, Inc.	7%
14%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trends and Uncertainties:

During the three months ended November 30, 2012, the Company’s book-to-bill ratio was approximately .39 as compared to approximately .43 for the three months ended November 30, 2011, reflecting a decrease in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  The potential impact that government actions in the next two years will have on future bookings is unclear at this time. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures to continue profitable business operations.

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

Results of Operations-Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011:

Net sales for the three months ended November 30, 2012 decreased 7% to $1,966,000 as compared to $2,112,000 for the three months ended November 30, 2011.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements and unanticipated delays in receipt of key raw material components.

Cost of sales for the three months ended November 30, 2012 decreased to $1,547,000 from $1,729,000 for the comparable period in 2011, primarily due to lower raw material cost.  Expressed as a percentage of sales, cost of sales decreased to 79% from 82% for the same period in 2011.  This decrease in percentage was due primarily to lower raw material cost of products shipped during the quarter.

Gross profit for the three months ended November 30, 2012 increased to $419,000 from $383,000 for the three months ended November 30, 2011, primarily due to lower raw material cost of products shipped during the quarter.  Accordingly, gross margins on the Company’s sales increased to 21% for the three months ended November 30, 2012 in comparison to 18% for the three months ended November 30, 2011.

For the three months ended November 30, 2012, the Company shipped 43,003 units as compared to 26,934 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended November 30, 2012, the Company’s backlog of open orders decreased 14% to $7,632,000 as compared to the same period of the prior year. For the three months ended November 30, 2011, the Company’s backlog of open orders decreased 20% to $4,780,000 as compared to same period in 2010.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 17% to $761,000 in the level of bookings during the quarter ended November 30, 2012 as compared to the same period in the prior year. For the three months ended November 30, 2011, the Company experienced a 48% decrease to $914,000 in the level of bookings as compared to the same period in the prior year. The decrease in bookings for the three months ended November 30, 2012 is principally a result of a decrease in the placement of orders by key customers, resulting in a decrease in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $249,000 for the three months ended November 30, 2012 from $293,000 for the same period in the prior year. The decrease reflects lower sales wages, sales commissions, and administrative wages.  During the three months ended November 30, 2012, selling, general, and administrative expenses as a percentage of net sales decreased to 13% as compared with 14% for the three months ended November 30, 2011.

Operating income for the three months ended November 30, 2012 increased to $170,000 as compared to $90,000 for the three months ended November 30, 2011. This increase is due primarily to lower raw material cost of products shipped during the period and lower cost of selling, general and administrative expenses.

The Company recorded $230,000 of other income for the quarter ended November 30, 2012 as compared to $8,000 for the quarter ended November 30, 2011. Other income for the three months ended November 30, 2012 consists of $215,000 of income from cancellation of debt (see Note 8) plus $11,000 of interest income on investment in treasury bills net of changes in market value plus $4,000 of income from federal tax adjustments.  Other income for the quarter ended November 30, 2011 consists entirely of gain on disposal of assets.

Net income for the three months November 30, 2012 increased to $399,000 as compared to $93,000 for the same period in 2011.  This increase is due primarily to lower raw material cost of product shipped during the period and higher other income as described above.

Results of Operations-Nine months Ended November 30, 2012 Compared to Nine months Ended November 30, 2011:

Net sales for the nine months ended November 30, 2012 decreased 6% to $5,999,000 as compared to $6,412,000 for the nine months ended November 30, 2011.  This decrease was primarily attributable to a lower level of orders that were shipped in accordance with customer requirements and unanticipated delays in receipt of key raw material components.

Cost of sales for the nine months ended November 30, 2012 decreased to $4,691,000 from $4,839,000 for the comparable period in 2011 primarily due to a lower level of shipments and a higher cost of materials caused by higher precious metal prices and higher cost of  raw material recently acquired and lower yields on devices produced.  Expressed as a percentage of sales, cost of sales increased to 78% as compared to 75% for the same period in 2011.

Gross profit for the nine months ended November 30, 2012 decreased to $1,308,000 from $1,573,000 for the nine months ended November 30, 2011, primarily due to a lower level of shipments and a higher cost of materials as outlined above. Gross margins on the Company’s sales decreased to 22% as compared to 25% for the same period in 2011.

For the nine months ended November 30, 2012, the Company shipped 139,666 units as compared to 115,154 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the nine months ended November 30, 2012, the Company’s backlog of open orders increased 27% to $7,632,000 as compared to the same period of the prior year. For the nine  months ended November 30, 2011, the Company’s backlog of open orders decreased 27% to $4,780,000 as compared to same period in 2010. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase of 64% to $7,645,000 in the level of bookings during the nine months ended November 30, 2012 when compared with the nine months ended November 30, 2011. The increase occurred principally as a result of an increase in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $825,000 for the nine months ended November 30, 2012 from $797,000 for the comparable period in 2011, primarily due to higher legal and professional fees associated with the stock buyback (see the Company’s Form 10-Q dated August 31, 2012) and cancellation of debt mentioned earlier in this report.  During the nine months ended November 30, 2012, selling, general, and administrative expenses as a percentage of net sales increased to 14% as compared to 12% for the nine months ended November 30, 2011.

Operating income for the nine months ended November 30, 2012 decreased to $483,000 from $776,000 for the nine months ended November 30, 2011. This decrease is due primarily to lower net sales and higher cost of materials as outlined above.

The Company recorded other income of $269,000 for the nine months ended November 30, 2012 as compared to other income of $19,000 for the nine months ended November 30, 2011.  Included in other income for the nine months ended November 30, 2012 was $215,000 of income from cancellation of debt plus $38,000 of interest income on investment in treasury bills and certificates of deposit net of changes in market value plus $12,000 of income from receivables adjustments and $4,000 of income from federal tax adjustments. Included in other income for the nine months ended November 30, 2011, was $11,000 of interest income investment in treasury bills net of changes in market value plus $8,000 gain on disposal of assets.

Net income for the nine months ended November 30, 2012 decreased to $745,000 from $783,000 for the same period in 2011.  This decrease is due primarily to lower net sales and higher cost of materials as outlined above, offset by an increase in other income.

Liquidity and Capital Resources:

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $400,000 during the current fiscal year and will be funded from operations and from its cash reserves.

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

Over the long-term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes that it will generate sufficient cash from operations to satisfy its operating needs and the level of payments to pre-bankruptcy creditors it has maintained over the last nineteen years.  In the event that bookings in the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances or joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources to provide further opportunities for growth.

At November 30, 2012, February 29, 2012 and November 30, 2011, the Company had cash of approximately $671,000, $985,000 and $732,000, respectively.  The cash decrease for the nine months ended November 30, 2012 was primarily due to an increase in raw material inventory, the stock buyback (see the Company’s Form 10-Q dated August 31, 2012), and the settlement with Police and Fire Retirement System of City of Detroit.

At November 30, 2012, February 29, 2012 and November 30, 2011, the Company had investments in treasury bills and certificates of deposit of approximately $5,888,000, $6,614,000 and $6,697,000, respectively.

At November 30, 2012, the Company had working capital of $10,195,000 as compared with a working capital at November 30, 2011 of $9,627,000.  At February 29, 2012, the Company had a working capital of $9,635,000.  The $560,000 increase for the nine months ended November 30, 2012 was due mainly to the $745,000 net income for the period.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

●
If we cannot obtain three-inch silicon wafers we could lose revenues due to an inability to build our products and we may be required to make significant, costly upgrades to our manufacturing equipment, pay expensive costs of retooling and lengthy  process updates, as it will require us to upgrade to four inch or larger wafers.

●	Replacements for our aging equipment could become costly and difficult to obtain.
●	Our complex manufacturing processes may lower yields and reduce our revenues.
●	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
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

PART II– OTHER INFORMATION

Item 5.	OTHER INFORMATION

On January 14, 2013, the Company amended the Amended and Restated Employment Agreement of Shevach Saraf, Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, dated December 1, 2000 (the "Amendment").  The Amendment updates certain provisions of the employment agreement with respect to Section 409A of the Internal Review Code of 1986, as amended, and modifies the amount to be paid to Mr. Saraf in connection with a termination by employer without cause, upon his death or disability, and a termination following a change of control.  In connection with a termination by employer without cause, upon his death or disability, and a termination following a change of control, Mr. Saraf shall be paid a lump sum equal to the larger of (i) Mr. Saraf's base salary and bonus for the remaining term of the employment agreement or (ii) Mr. Saraf's base salary and bonus for three years.  The Amendment increases the number of years from two to three years in (ii) above.  A copy of the Amendment is attached as Exhibit 10.2 to this report and is incorporated herein by this reference

ITEM 6.	EXHIBITS:

Exhibits

10.1
Settlement Agreement and Release, dated October 29, 2012, by and between Solitron Devices, Inc., its affiliates, agents and representatives and the Police and Fire Retirement System of City of Detroit, its affiliates, agents and representatives (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2012).

10.2	Employment Agreement Amendment, dated January 14, 2013, by and between Solitron Devices, Inc. and Shevach Saraf.*+

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.
Date: January 14, 2013
/s/ Shevach Saraf
Shevach Saraf
Chairman, President,
Chief Executive Officer, Treasurer and Chief Financial Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

10.2	Employment Agreement Amendment, dated January 14, 2013, by and between Solitron Devices, Inc. and Shevach Saraf.*+

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.