Form 10-Q/A
period 2012-11-30
SOLITRON DEVICES INC
filed 2013-01-18
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from _______ to _______

Commission File No.  1-4978

SOLITRON DEVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1684144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3301 Electronics Way, West Palm Beach, Florida	33407
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed solely to revise the disclosure regarding backlog of open orders contained within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Solitron Devices, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012 filed with the Securities and Exchange Commission on January 14, 2013.   All other information in the Form 10-Q, including the financial statements, is unchanged from the original filing.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1-5

PART II – OTHER INFORMATION

Item	6.	Exhibits	6

Signatures			7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended November 30, 2012, the Company’s backlog of open orders increased 60% to $7,632,000 as compared to the same period of the prior year. For the three months ended November 30, 2011, the Company’s backlog of open orders decreased 20% to $4,780,000 as compared to same period in 2010.  For the three months ended November 30, 2012, the Company's backlog of open orders decreased 14% to $7,632,000 as compared to the three months ended August 31, 2012.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

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

For the nine months ended November 30, 2012, the Company’s backlog of open orders increased 60% to $7,632,000 as compared to the same period of the prior year. For the nine  months ended November 30, 2011, the Company’s backlog of open orders decreased 20% to $4,780,000 as compared to same period in 2010. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

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

The Company recorded other income of $269,000 for the nine months ended November 30, 2012 as compared to other income of $19,000 for the nine months ended November 30, 2011.  Included in other income for the nine months ended November 30, 2012 was $215,000 of income from cancellation of debt plus $38,000 of interest income on investment in treasury bills and certificates of deposit net of changes in market value plus $12,000 of income from receivables adjustments and $4,000 of income from federal tax adjustments. Included in other income for the nine months ended November 30, 2011, was $11,000 of interest income on investment in treasury bills net of changes in market value plus $8,000 gain on disposal of assets.

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

PART II – OTHER INFORMATION

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

10.2	Employment Agreement Amendment, dated January 14, 2013, by and between Solitron Devices, Inc. and Shevach Saraf+

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.  Previously furnished with the Company's Form 10-Q for the quarter ended November 30, 2012, filed with the SEC on January 14, 2013.

+	Management contract or compensatory plan or arrangement. Previously filed with the Company's Form 10-Q for the quarter ended November 30, 2012, filed with the SEC on January 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.
Date: January 18, 2013
/s/ Shevach Saraf
Shevach Saraf Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.

**	Furnished herewith.