Form 10-K
period 2013-02-28
SOLITRON DEVICES INC
filed 2013-05-15
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 001-04978

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2012 was $5,903,000 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 8, 2013 was 2,177,832.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2013 are incorporated herein by reference in Part III.

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

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 28, 2013 and February 29, 2012 and (ii) contributions to the Company's total order backlog at February 28, 2013 and February 29, 2012.

	(i)	(i)	(ii)	(ii)
	% of Total Sales for Fiscal Year	% of Total Sales for Fiscal Year	% Backlog	% Backlog
	Ended	Ended	at	at
	February 28,	February 29,	February 28,	February 29,
Product Line	2013	2012	2013	2012

Power Transistors	18%	17%	11%	12%
Hybrids	50%	49%	52%	57%
Power MOSFETS	27%	25%	34%	27%
Field Effect Transistors	5%	9%	3%	4%
	100	100	100	100

The Company’s backlog at February 28, 2013 and February 29, 2012 and total sales for the years ended February 28, 2013 and February 29, 2012 reflect demand for the Company’s products at such dates and for such periods. For more information, see “Backlog” below. The variation in the proportionate share of each product line for each period reflects changes emanating from: demand, Congressional appropriations, the process and timing associated with awards of defense contracts, and shifts in technology and consolidation of defense prime contractors.

The Company’s semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company’s active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete. Discrete devices contain one single semiconductor element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal years ended February 28, 2013 and February 29, 2012, approximately 90% of the Company’s sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, and spacecraft. The Company’s products have been used on the space shuttle and on the spacecraft sent to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner). For the fiscal years ended February 28, 2013 and February 29, 2012, approximately 90% of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 10% of sales are for non-military, scientific and industrial applications.

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

Power Transistors:

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 300A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies’ departure from the military market. The Company also manufactures power diodes under the same military specification. Additionally, it manufactures power N-Channel and P-Channel MOSFET transistors and is continuously expanding that line in accordance with customers’ requirements. The Company is qualified to deliver these products under MIL-PRF-19500 in accordance with JAN, JANTX and JANTXV. JAN, JANTX AND JANTXV denotes various quality military screening levels. The Company manufactures both standard and custom power transistors.

The Company has been certified and qualified since 1968 under MIL-PRF-19500 (and its predecessor) standards promulgated by the Defense Supply Center Columbus (“DSCC”). These standards specify the uniformity and quality of bipolar transistors and diodes purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for bipolar semiconductors for use in United States military and aerospace applications. Attainment of certification and/or qualification to MIL-PRF-19500 requirements is important since it is a prerequisite for a manufacturer to be selected to supply bipolar semiconductors for defense-related purposes. MIL-PRF-19500 establishes specific criteria for manufacturing construction techniques and materials used for bipolar semiconductors and assures that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products’ performance capabilities. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. The Company expects that its continued maintenance of MIL-PRF-19500 qualification will continue to improve its business posture by increasing product marketability. The Company continues to expand its power transistor product offering.

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

Voltage Regulators:

Voltage regulators provide the power required to activate electronic components such as the integrated circuits found in all electronic devices from radar and missile systems to smart phones.

Power MOSFETs:

Power MOSFETs perform the same function as bipolar transistors except that power MOSFETs are current controlled and bipolar transistors are voltage controlled. MOSFETs are popular due to their high input impedance, fast switching speed, and resistance to thermal runaway and secondary breakdown. Power MOSFETs are available in very high voltage and current ratings.

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

MANUFACTURING

The Company’s engineers design its transistors, diodes, field effect transistors and hybrids, as well as other customized products, based upon requirements established by customers, with the cooperation of the Company’s product and marketing personnel. The design of standard or catalog products is based on specific industry standards.

Each new design is first produced on a CAD/CAE (Computer Aided Design/Computer Aided Engineering) computer system. The design layout is then reduced to the desired micro size and transferred to silicon wafers in a series of steps that include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device or a single diode. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using eutectic, soft solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation. In the case of hybrids, design engineers formulate the circuit and layout designs. Ceramic substrates are then printed with thick film gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips, capacitor chips and inductors are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins. For the years ended February 28, 2013 and February 29, 2012, the Company manufactured approximately 20% of the hybrid packages it used and purchased the balance from suppliers.

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

ISO 9001:2000

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification. The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization. During an annual surveillance audit performed in August 2012, the Company was subsequently qualified as meeting the new ISO 9001:2008 standard.

AS9100

In September 2009, Underwriters Laboratories awarded the Company AS9100 qualification. During an annual surveillance audit performed in August 2012, the Company was re-certified. Companies in the aerospace industry are increasingly selecting suppliers on the basis of AS9100 certification. Achieving certified status means that the Company may obtain new business that may have been out of reach in the past and as obtaining such certification is now a requirement of several customers we expect to maintain ongoing relationships with our existing aerospace customers long into the future.

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

During the fiscal year ended February 28, 2013, the Company sold products to approximately 86 customers. Of these 86 customers, 30 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 28, 2013, Raytheon Company accounted for approximately 44% of total sales, as compared to the 37% it accounted for during the fiscal year ended February 29, 2012. During the fiscal year ended February 28, 2013, sales to the United States Government accounted for approximately 10% of total sales, as compared to the 15% it accounted for during the fiscal year ended February 29, 2012. Other than Raytheon Company and the United States Government, the Company had no customers that accounted for more than 10% of total sales during the last fiscal year. Fifteen of the Company’s customers accounted for approximately 89% of the Company’s sales during the fiscal year ended February 28, 2013. It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. As a result, the Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company.

Historically, during the fiscal year ended February 28, 2013 and since that date, a substantial portion of the Company’s products were sold pursuant to contracts, or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company’s sales may be adversely impacted by Congressional appropriations, changes in national defense policies and priorities and the sequestration process that was triggered on March 1, 2013 which imposes automatic, across-the-board cuts to mandatory and discretionary federal spending over the next ten years. All of the Company’s contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

In addition, the Company continues its efforts to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company’s capabilities can offer a technological advantage to customers in the motor driver, and power supplies industries. However, there is no guarantee that the Company will be successful in this effort. To date, the Company has made only limited inroads in identifying such a market. The Company continues its effort to offer a solution to customers who seek alternative sources to bi-polar semiconductors that are discontinued by other manufacturers. However, there is no guarantee that the Company will be successful in this effort.

Sales to foreign customers, located mostly in Canada, Western Europe and Israel, accounted for approximately 15% of the Company’s net sales for the fiscal year ended February 28, 2013 as compared to 6% for the year ended February 29, 2012. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. See Note 11 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, more than 97% of which is scheduled for delivery within 12 months, was approximately $7,685,000 at February 28, 2013, as compared to $5,990,000 as of February 29, 2012. For the years ended February 28, 2013 and February 29, 2012, the entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2014. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bookings and Backlog.”

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company’s backlog as of any particular date may not be indicative of actual sales for any succeeding period. See “Management’s Discussions and Analysis of Financial Conditions – Result of Operations” for a discussion of the increase in bookings for the year ended February 28, 2013 as compared to the previous year.

PATENTS AND LICENSES

The Company historically owned approximately 33 patents (all of which have now expired or have been allowed to lapse) relating to the design and manufacture of its products. The terminations of these patents have not had a material adverse effect on the Company. The Company believes that engineering standards, manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products than the expired or lapsed patents it held.

FUTURE PLANS

To increase liquidity, the Company plans to (a) continue improving operating efficiencies, (b) reduce overhead expenses, (c) develop alternative lower cost packaging technologies and lower cost packaging suppliers, (d) develop products utilizing its current manufacturing technologies geared toward market segments it is currently not serving on a significant level or at all, and (e) replace aging manufacturing equipment with new equipment.

The Company also plans to continue its efforts in selling commercial semiconductors and power modules and to develop appropriate strategic alliance arrangements. If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods and invest in capital equipment (assembly and test) to replace older generation equipment and to support new product manufacturing. Any financing necessary to fund these initiatives could come from equipment leasing, among other financing alternatives. Despite its intentions, the Company cannot assure you that any of the above described plans will be successful in increasing liquidity, reducing costs or improving sales.

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability, performance and service. Management believes, however, that to the extent the Company’s business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, the decline in military orders in programs the Company participates in and the shift in the requirement of the Defense Department whereby the use of Commercial Off The Shelf (COTS) components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share. In the non-military, non-aerospace markets, the Company is subject to greater price erosion and foreign competition. The Company continues its efforts to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company’s capabilities can offer a technological advantage to customers in the motor driver, and power supplies industries. However, there is no guarantee that the Company will be successful in this effort. The Company continues its effort to offer a solution to customers who seek alternative sources to bi-polar semiconductors that are discontinued by other manufacturers. However, there is no guarantee that the Company will be successful in this effort.

The Company has numerous competitors across all of its product lines. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company’s products. A few such major competitors (e.g., IXYS Corporation, Motorola Inc. (now On Semiconductors), Fairchild Semiconductor, among others) have elected to withdraw from the military market altogether. However, there is no assurance that the Company’s business will increase as a result of such withdrawals. Other competitors in the military market include International Rectifier (the Omnirel Division), Microsemi Corporation (the NES and APT Divisions), M.S. Kennedy Corporation (a wholly owned subsidiary of Anaren, Inc.), Natel Engineering Company and Sensitron Semiconductor. The Company competes principally on the basis of product quality, turn-around time, customer service and price. The Company believes that competition for sales of products that will ultimately be sold to the United States Government has intensified and will continue to intensify as United States defense spending on high reliability components continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase COTS standard products in lieu of products made in accordance with more stringent military specifications. The impact of sequestration cannot be assessed at this time. However, initial indication from key customers is that they will be impacted by spending cuts and therefore it is likely that we will be impacted as well.

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

EMPLOYEES

At February 28, 2013, the Company had 84 employees, 56 of whom were engaged in production activities, 2 in sales and marketing, 6 in executive and administrative capacities and 20 in technical and support activities. Of the 84 employees, 80 were full time employees and 4 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company, and their approximate percentage of total purchases, are: Egide USA Inc. (16%), Wuxi Streamtek Ltd. (12%), Eastern States Components (9%), CPS Technologies Inc. (8%), and Stellar Industries Inc. (8%). Because of a diminishing number of sources for components and packages in particular, and the sharp increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold. Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer’s needs, leading to lost revenues. Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

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

ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites: Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”). The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006. In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013. For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, and fiscal years 2008 through fiscal year 2011. On February 14, 2013, the Company paid $10,000 to USEPA for fiscal year 2013 in accordance with the Settlement Agreement. The Company has accrued an additional $7,000 for its remaining minimum obligations under the Settlement Agreement, which is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheet at February 28, 2013. In consideration of the payments made by the Company under the Settlement Agreement, USEPA agreed not to sue or take any administrative action against the Company with regard to any of the Sites. The Company expects to make its final payment to USEPA in May 2013.

On October 21, 1993, a Consent Final Judgment was entered into between the Company and the Florida Department of Environmental Protection (“FDEP”) in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida, in Case No. 91-1232 CA (the “Consent Judgment”), which Consent Final Judgment was amended on September 27, 1995 (the “Amended Consent Judgment”). The Consent Judgment and Amended Consent Judgment are hereafter collectively referred to as the “Consent Final Judgment.” The Consent Final Judgment required the Company to remediate the Port Salerno Site and Riviera Beach Site, make monthly payments to escrow accounts for each Site until the sale of the Sites to fund the remediation work, take all reasonable steps to sell the two Sites and, upon the sale of the Sites, apply the net proceeds from the sales to fund the remediation work. Both Sites have been sold (the Riviera Beach Site was sold on October 12, 1999 and the Port Salerno Site was sold on March 17, 2003) pursuant to purchase agreements approved by USEPA and FDEP, and the net proceeds of sale were distributed to USEPA and/or FDEP or other parties, as directed by USEPA and FDEP.

On March 27, 2013, the Company entered into a Settlement Agreement (the "Agreement") with FDEP, which resolved all of the Company’s remaining obligations under the Consent Final Judgment. Pursuant to the terms and conditions of the Agreement, the Company paid to FDEP a total sum of $165,000 (“Settlement Amount”), which included, in part, the remaining funds in the Port Salerno Escrow Account, in full settlement of the Company’s obligations under the Consent Final Judgment. Upon payment of the Settlement Amount, which was effected on March 29, 2013, FDEP released the Company from any remaining obligations under the Consent Final Judgment, as well as any remaining obligations of the Company to FDEP under the Company's Fourth Amended Joint Plan of Reorganization (the "Confirmed Plan"), confirmed by order of the United States Bankruptcy Court for the Southern District of Florida (“Bankruptcy Court”) on August 20, 1993, in connection with the Company’s bankruptcy proceeding filed in 1992. The Company has no further obligations to FDEP under the Confirmed Plan or the Consent Final Judgment.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (The Clarkstown Landfill Site”). By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described above. The Company contends that, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 20, 1993 order. At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on December 28, 2009, which provided for the tolling of applicable statutes of limitation for any claim that NYDEC may have against the Company associated with the Clarkstown Landfill Site through the earlier of December 3, 2010, or the date the State institutes a suit against the Company. The Clarkstown Landfill Joint Defense Group (“Clarkstown JDG”), a group of potentially responsible parties formed to respond to claims by NYDEC for recovery of closure and clean-up response costs at the Clarkstown Landfill Site, entered into a Consent Decree with NYDEC to settle the claims of NYDEC against all potentially responsible parties at the Clarkstown Landfill site that participate in the Clarkstown JDG. In connection with those negotiations, the Clarkstown JDG, by letter dated March 17, 2010, offered to pursue a settlement of NYDEC’s claim against the Company in return for the Company’s agreement to pay the sum of $125,000, representing the Company’s alleged share of the overall settlement with NYDEC. The Company rejected the settlement offer on March 29, 2010, based on its continuing contention that any claim of NYDEC against the Company was discharged in bankruptcy as a result of the Bankruptcy Court’s August 20, 1993 order. The Clarkstown JDG/NYDEC Consent Decree, settling NYDEC’s claims against individual members of the JDG, was entered by the Court on March 21, 2011. To date, neither NYDEC nor the JDG have pursued any claim against the Company with respect to the Clarkstown Landfill Site.

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

Pursuant to the Plan of Reorganization, beginning in approximately May 1995, the Company was required to begin making quarterly payments to holders of unsecured claims until they received 35% of their claims. However, due to negotiations between the parties, the unsecured creditors agreed to a deferment of this payment and the Company agreed to make payments until its obligations are fulfilled (for more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). At the time, it was estimated that there was an aggregate of approximately $7,100,000 in unsecured claims and, accordingly, that the Company was required to pay approximately $2,292,000 to holders of allowed unsecured claims in quarterly installments of approximately $62,000. On February 28, 2013, the remaining balance of these claims was approximately $278,000.

After the settlements with FDEP and the City of Riviera Beach the remaining balance of these claims was approximately $112,000 as of April 9, 2013. See Note 16-Subsequent Events of the financial statements for information regarding the settlements with FDEP and the City of Riviera Beach.

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

The Company relies on its relationships with certain key suppliers for its supply of raw materials, parts and finished components that are qualified for use in the end-products the Company manufactures. While the Company currently has favorable working relationships with its suppliers, it cannot be sure that these relationships will continue in the future. Additionally, the Company cannot guarantee the availability or pricing of raw materials. The price of qualified raw materials can be highly volatile due to several factors, including a general shortage of raw materials, an unexpected increase in the demand for raw materials, disruptions in the suppliers’ business and competitive pressure among suppliers of raw materials to increase the price of raw materials. In particular, the Company has experienced from time to time increases in the prices of raw silicon semiconductor wafers, copper, and precious metals (gold and silver). Suppliers may also choose, from time to time, to extend lead times or limit supplies due to a shortage in supplies. Additionally, some of the Company’s key suppliers of raw materials may have the capability of manufacturing the end products themselves and may therefore cease to supply the Company with its raw materials and compete directly with the Company for the manufacture of the end-products. Any interruption in availability of these qualified raw materials may impair the Company’s ability to manufacture its products on a timely and cost-effective basis. If the Company must identify alternative sources for its qualified raw materials, it would be adversely affected due to the time and process required in order for such alternative raw materials to be qualified for use in the applicable end-products. Any significant price increase in the Company’s raw materials that cannot be passed on to customers or a shortage in the supply of raw materials could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

A large portion of the Company’s sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities. On March 1, 2013, as a result of the federal government being unable to reach an agreement on budget reduction measures required by the Budget Control Act of 2011, an automatic sequestration process was triggered which imposes automatic, across-the-board cuts to mandatory and discretionary federal spending in the amount of $1.2 trillion over the next ten years. The automatic sequestration process could result in a decline in, or a reduction of, current and future budgets that could adversely affect our financial results.

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
The semiconductor industry, and the semiconductor product markets specifically, are highly competitive. Competition is based on price, product performance, quality, turn-around time, reliability and customer service. The gross profit margins realizable in our markets can differ across regions, depending on the economic strength of end-product markets in those regions. Even in strong markets, price pressures may emerge as competitors attempt to gain more market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

During the last three fiscal years, we continued certain cost-cutting measures originally started several years ago, and we have a plan to implement further cost-saving measures if necessary. The impact of these cost-reduction efforts on our profitability may be influenced by:

●	our ability to successfully complete these ongoing efforts;
●	the possibility that these efforts may not generate the level of cost savings we expect or enable us to effectively compete and increase profitability; and
●	the risk that we may not be able to retain key employees.

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

Rapidly changing technology and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our success in these markets depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. There can be no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or those products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technology in our product markets could have a material adverse effect on us. In light of the fact that many of our competitors have substantially greater revenues than us and that we have not spent any significant funds on research and development in recent years, we may not be able to accomplish the foregoing, which might have a material adverse effect on the Company, our business, prospects, financial condition or results of operations.

Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.

During the fiscal year ended February 28, 2013, fifteen customers accounted for approximately 89% of our revenues. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

Due to the specialized nature of our business, our future performance is highly dependent on the continued services of our key engineering personnel and executive officers. Our prospects depend on our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations as well as conduct appropriate succession planning for our executive officers. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, prospects, results of operations and financial condition.

Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.

Our Certificate of Incorporation and Bylaws contain certain provisions, and we have a stockholder rights plan in place, each of which could delay or prevent a change in control of our company or the removal of management, and which could also deter potential acquirers from making an offer to our stockholders and limit any opportunity to realize premiums over prevailing market prices of our common stock.

Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

Natural disasters, like those related to hurricanes, or threats or occurrences of other similar events, whether in the United States or internationally, may affect the markets in which we operate and our profitability. Hurricanes have affected us in the past, and may continue to affect us in the future, resulting in damage to our manufacturing facility in South Florida and our manufacturing equipment, office closures and impairing our ability to produce and deliver our products. Such events could also affect our domestic and international sales, disrupt our supply chains, primarily for raw materials and process chemicals and gases, affect the physical facilities of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that natural events have had on financial and economic markets and stock exchanges and market quotation systems generally, we cannot provide any estimate of how these activities might affect our future results.

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

We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

The semiconductor industry is capital intensive. Semiconductor manufacturing requires a regular upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment, especially for new technologies we develop. We are also attempting to add the appropriate level and mix of capacity to meet our customers' future demand. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment. Although we believe that anticipated cash flows from operations and existing cash reserves will be sufficient to satisfy our future capital expenditure requirements, we cannot promise that this will be the case or that alternative sources of capital or credit will be available to us on favorable terms or at all.

We may make substantial investments in plant and equipment that may become impaired.

In order to conduct our business, we make substantial investments in plant and equipment, with substantial amounts of equipment on loan to our third party contract manufacturers. Some of our investments in plant and equipment support particular technologies, processes or products, and may not be applicable to other or newer technologies, processes or products. Also, the ability to relocate and qualify equipment for our operations, whether within our Company or to and from third party contractors could be time consuming and costly. To the extent we invest in more equipment or a mix of equipment than we can use efficiently, experience low plant or equipment utilization due to reduced demand or adverse market conditions, our plant or equipment becomes older or outmoded, or we are not able to efficiently recover and/or utilize equipment on loan at third party contractors, we may incur significant costs or impairment charges that could materially adversely affect our results of operation and financial condition.

While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.

We have established procedures for the review and monitoring of the credit worthiness of our customers and/or significant amounts owing from customers. Despite our monitoring and procedures, especially in the current macroeconomic situation, we may find that, despite our efforts, one or more of our customers become insolvent or face bankruptcy proceedings. Such events could have an adverse effect on our operating results if our receivables applicable to that customer become uncollectible in whole or in part, or if our customers' financial situation result in reductions in whole or in part of our ability to continue to sell our products or services to such customers at the same levels or at all.

Our international operations expose us to material risks, including risks under U.S. export laws.

We expect revenues from foreign markets to continue to represent a significant portion of total revenues. Among others, these risks include: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; crime; kidnapping; war; terrorism; and foreign currency fluctuations. Additionally, in certain jurisdictions where we use third party contractors, the legal systems do not provide effective remedies to us when the contractor has breached its obligation or otherwise fails to perform.

In addition, it is more difficult in some foreign countries to protect our products or intellectual property rights to the same extent as is possible in the United States. Therefore, the risk of piracy or misuse of our technology and product may be greater in these foreign countries. Although we have not experienced any material adverse effect on our operating results as a result of these and other factors, such factors could have a material adverse effect on our financial condition and operating results in the future.

Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.

We routinely collect and store sensitive data, including intellectual property and other proprietary information about our business and that of our customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and liability under laws that protect the privacy of personal information. It could also result in regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

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

Compliance with new regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These "conflict minerals" are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The new disclosure rules will take effect after the first full fiscal year following the promulgation of the SEC's final rules. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

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

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 28, 2013, we had no known material current, pending, or threatened litigation, except as set forth below.

As previously disclosed in the Form 10-Q for the quarter ended on August 31, 2012 and filed by the Company on October 15, 2012, the Board of Directors of the Company approved a resolution to hold annual meetings of the Company’s stockholders approximately six weeks following the filing of the Company’s Annual Report on Form 10-K each year. Subsequent to this determination by the Board and the disclosure of this determination, on January 13, 2013, a stockholder of the Company filed a lawsuit with the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) to compel the holding of an annual meeting of stockholders under Section 211 of the General Corporation Law of the State of Delaware at an earlier date than contemplated by the Company. A hearing was held in this matter on March 15, 2013, and during the hearing, the Delaware Chancery Court ruled that it would order the Company to hold an annual meeting of stockholders on June 18, 2013, which was the date the Company had informed both the stockholder and the Delaware Chancery Court was an appropriate date to hold an annual meeting of stockholders. Subsequent to the hearing, on March 20, 2013, the Board of Directors of the Company approved June 18, 2013 as the date when the 2013 annual meeting of stockholders (the "Annual Meeting") will be held and established May 6, 2013 as the record date for determining the stockholders entitled to notice of and to vote at the Annual Meeting. On March 21, 2013, the Delaware Chancery Court filed its final order and judgment with respect to its determination that the Company hold the Annual Meeting on June 18, 2013. The Annual Meeting will be held on Tuesday, June 18, 2013, at 9:00 a.m., Eastern Daylight Savings Time, at the offices of Akerman Senterfitt, One Southeast Third Avenue, Suite 2500, Miami, FL 33131.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 1995, the Company’s Common Stock has been traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “SODI”. The Company’s Common Stock was traded on the New York Stock Exchange until October 13, 1993, at which time it began trading on the Nasdaq Small Cap Market where it was traded until March 1995.

The following table sets forth for the periods indicated, high and low bid information of the Common Stock as reported by the OTCBB. The prices set forth below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	FISCAL YEAR ENDED		FISCAL YEAR ENDED
	FEBRUARY 28, 2013		FEBRUARY 29, 2012
	HIGH	LOW	HIGH	LOW

First Quarter	$3.14	$2.80	$3.49	$2.93
Second Quarter	$3.15	$2.79	$3.59	$2.95
Third Quarter	$3.68	$2.86	$3.49	$3.00
Fourth Quarter	$3.79	$3.30	$3.24	$2.78

As of May 8, 2013, there were approximately 1,216 holders of record of the Company’s Common Stock. On May 8, 2013, the last sale price of the Common Stock as reported on the OTCBB was $4.05 per share.

Certificates representing 27,998 “old shares” of Common Stock, which were subject to an approximate 10 to 1 reverse split (which was authorized by the Bankruptcy Court on September 1993), have not been exchanged by the stockholders as of April 30, 2013. Subsequent to such stock split, these certificates now represent 2,735 shares of Common Stock, which are included in the 2,177,832 shares outstanding as of May 8, 2013. These “old shares” have been included in the number of shares outstanding as set forth in the Company’s filings with the commission since the date of such stock split through this annual report.

The Company has not paid any dividends since emerging from bankruptcy in 1993. Pursuant to the Company’s ability to pay its settlement proposal with the USEPA, the Company agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities is agreed upon and paid in full. The last payment to the USEPA is due shortly after the filing of this Form 10-K.

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(Dollars in Thousands)
	Years Ended February
	28, 2013	29, 2012

Net Sales	$8,424	$8,299
Cost of sales	6,585	6,460
Gross profit	1,839	1,839
Selling, general and administrative expenses	1,284	1,095
Operating income	555	744
Environmental Expenses	(7)	(2)
Interest income	33	13
Other income, net	254	8
Provision for Income taxes	(11)	(17)
Net Income	$824	$746

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 28, 2013, the Company’s book-to-bill ratio was approximately 1.20 as compared to approximately .94 for the fiscal year ended February 29, 2012 reflecting an increase in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last 24 to 36 months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Inventories
Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw material only to fill customer orders.  Excess raw material is created only when a vendor imposes a minimum quantity buy in excess of actual requirements.  Such excess material will usually be utilized to meet the requirements of the customer’s subsequent orders.  If excess material is not utilized after two fiscal years it is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.

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

RESULTS OF OPERATIONS

2013 vs. 2012
Net sales for the fiscal year ended February 28, 2013 increased by approximately 2% to $8,424,000 versus $8,299,000 during the fiscal year ended February 29, 2012, as a result of an increase in the demand for the Company’s products due to changes in defense spending on military programs the Company supports, as well as increased delivery requirements by its customers.

Net bookings were more than net sales by approximately 20%; thus, the backlog increased from $5,990,000 as of February 29, 2012 to $7,685,000 as of February 28, 2013.   The Company has experienced an increase in the level of bookings of approximately 30% for the year ended February 28, 2013 as compared to the previous year primarily due to changes in military spending and the timing of placements of orders for programs the Company supports.

During the year ended February 28, 2013, the Company shipped 157,313 units as compared with 167,371 units shipped during the year ended February 29, 2012.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of sales for the fiscal year ended February 28, 2013 increased to $6,585,000 from $6,460,000 for the fiscal year ended February 29, 2012 due to increases in sales, utilities, depreciation expense and manufacturing supplies and expenses.   Expressed as a percentage of sales, cost of sales remained at approximately 78% for the fiscal years ended February 28, 2013 and February 29, 2012.

During the years ended February 28, 2013 and February 29, 2012, the Company’s gross profit was $1,839,000 (22% margin).

During the year ended February 28, 2013, selling, general and administrative based expenses, as a percentage of sales, increased to approximately 15%, as compared to 13% for the year ended February 29, 2012.  In terms of dollars, selling, general and administrative expenses increased approximately 17% to $1,284,000 for the fiscal year ended

February 28, 2013 from $1,095,000 for the fiscal year ended February 29, 2012.  This increase is primarily the result of increases in accounting fees, recruiting expenses and significant increases in legal fees due to a shareholder lawsuit described in Note 16 to the financial statements.

Operating income for the fiscal year ended February 28, 2013 was $555,000 as compared to an operating income of $744,000 for the fiscal year ended February 29, 2012.  This decrease was attributable to the higher selling, general and administrative expenses discussed above.

Interest income for the fiscal year ended February 28, 2013 increased to $33,000 from $13,000 during the fiscal year ended February 29, 2012.  This increase was attributable to higher earned interest rates on certificates of deposit.

Environmental expenses for the fiscal year ended February 28, 2013 increased to $7,000 from $2,000 for the fiscal year ended February 29, 2012.  This increase was due to a higher amount due to USEPA under the Company’s Ability to Pay Multi-Site Settlement Agreement with USEPA dated February 4, 2006 as described earlier under “Business – Environmental Liabilities.”

Other income for the fiscal year ended February 28, 2013 increased to $254,000 from $8,000 for the fiscal year ended February 29, 2012. Other income for the year ended February 28, 2013 consisted of $221,000 of income from the settlement of outstanding debt, plus $33,000 of income from receivables adjustments.

Net income for the fiscal year ended February 28, 2013 was $824,000 as compared to net income of $746,000 for the fiscal year ended February 29, 2012.  This increase was primarily  attributable to an increase in other income as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash used in operating activities was $660,000 for the year ended February 28, 2013, principally reflecting net income of $824,000, an increase of $1,051,000 in inventory levels to meet customer demand, and a decrease to accounts payable—pre-petition of $724,000 as a result of settlements of debts.

Net cash provided by operating activities was $876,000 for the year ended February 29, 2012, principally reflecting net income of $746,000 and a reduction of $167,000 to accounts receivable as a result of cash collections.

Investing Activities
Net cash provided by investing activities was $1,240,000 for the year ended February 28, 2013 principally reflecting the net conversion into cash of  $1,454,000 of investments in treasury bills and certificates of deposit offset by purchases of  $214,000 of manufacturing equipment.

Net cash used in investing activities for the year ended February 29, 2012 was $431,000 principally reflecting the net purchase of $280,000 of investments in treasury bills and certificates of deposit and purchases of  $151,000 worth of manufacturing equipment.

Financing Activities
Net cash used in financing activities was $268,000 for the year ended February 28, 2013 principally reflecting a $275,000 repurchase of the Company’s common stock net of  $7,000 of proceeds from stock option exercises by the Company’s directors and employees.

Net cash provided by financing activities was $1,000 for the year ended February 29, 2012, principally reflecting $1,000 from stock option exercises by the Company’s employees.

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash on hand and cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be in excess of $500,000 for the next fiscal year and will be funded from cash on hand and cash from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a steady level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of  profit levels and continued price pressures due to intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand and cash from continuing operations to satisfy its operating needs over the next 12 months and the current level of payments to its pre-bankruptcy creditors.  However, due to the level of current backlog, projected new order intake, the status of the general economy and the shift to Commercial Off–The-Shelf (COTS) products by the defense industry, the Company might operate at breakeven or at a small loss during part of the next fiscal year.

Over the long term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes it will generate sufficient cash to satisfy its operating needs over the next twelve months and the level of payments to pre-bankruptcy creditors it has maintained over the last 19 years. In the event that bookings in  the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

At February 28, 2013 and February 29, 2012, the Company had cash and cash equivalents of  $1,297,000 and $985,000, respectively.  The cash increase was primarily due to a reduction in the amount invested in Treasury bills/Certificate of Deposit (“CDs”). At February 28, 2013 and February 29, 2012, the Company had investments in Treasury bills/CDs of $5,173,000 and $6,614,000, respectively. The decrease in investments was primarily due to payments made to settle outstanding debt, to repurchase shares of the Company’s common stock, and transfers of cash to the Company’s cash accounts.

At February 28, 2013, the Company had working capital of $10,168,000 as compared with a working capital at February 29, 2012 of  $9,635,000.  The increase was primarily due to increases in accounts receivable and inventory and to decreases in the Company’s current liabilities due to the settlement of outstanding debt.

See “Environmental Liabilities”, “Bankruptcy Proceedings” and “Properties” in Part I, Items 1 and 2, for more information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2013, the Company’s net bookings were $10,114,000 in new orders as compared with $7,795,000 for the year ended February 29, 2012, reflecting an increase in backlog of approximately 30%. The Company’s backlog increased to $7,685,000 at February 28, 2013 as compared with $5,990,000 as of February 29, 2012, reflecting an increase of approximately 28% in backlog.  In the event that bookings in the long-term decline significantly below the level experienced in the past 24 to 36 months, the Company may be required to implement additional cost-cutting and other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects and current productivity.

See Part I, Item 1, “Business – Marketing and Customers”.

FUTURE PLANS

To increase liquidity, the Company plans to (a) continue improving operating efficiencies, (b) reduce overhead expenses, (c) develop alternative lower cost packaging technologies and lower cost packaging suppliers, (d) develop products utilizing its current manufacturing technologies geared toward market segments it is currently not serving on a significant level or not at all, and (e) replace aging manufacturing equipment with new equipment.

The Company also plans to continue its efforts in selling commercial semiconductors and power modules and to develop appropriate strategic alliance arrangements.  If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods and invest in capital  equipment (assembly and test) to replace older generation equipment and to support new product manufacturing.   Any financing necessary to fund these initiatives could come from equipment leasing, among other financing alternatives. Despite its intentions, the Company cannot assure you that any of the above described  plans will be successful in increasing liquidity, reducing costs or improving sales.

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

●	Changes in government policy or economic conditions could negatively impact our results.
●	Our inventories may become obsolete and other assets may be subject to risks.
●	Environmental regulations could require us to incur significant costs.
●	Our business is highly competitive, and increased competition could reduce gross profit margins and the value of an investment in our Company.
●	Downturns in the business cycle could reduce the revenues and profitability of our business.
●	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
●	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
●	Cost reduction efforts may be unsuccessful or insufficient to improve our profitability and may adversely impact productivity.
●	We may not achieve the intended effects of our new business strategy, which could adversely impact our business, financial condition and results of operations.
●	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
●	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
●	A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.
●	The nature of our products exposes us to potentially significant product liability risk.
●	We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

●	Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.
●
Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

●	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
●	We may make substantial investments in plant and equipment that may become impaired.
●	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
●	Our international operations expose us to material risks, including risks under U.S. export laws.
●	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which could cause our business and reputation to suffer.
●	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
●	Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control over Financial Reporting

Management of Solitron Devices, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2013.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2013.

Solitron Devices, Inc.

May 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheet of Solitron Devices, Inc. as of February 28, 2013 and the related statement of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Solitron Devices, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of February 29, 2012 were audited by other auditors whose report dated May 24, 2012, expressed an unqualified opinion on these statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 28, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.

Hollywood, Florida

May 13, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheet of Solitron Devices, Inc. as of February 29, 2012 and the related statement of income, changes in stockholders’ equity, and cash flows for the year then ended. Solitron Devices, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 29, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MEEKS INTERNATIONAL, LLC
Tampa, Florida
May 24, 2012

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	2013	2012
	(in thousands, except for shares)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,297	$985
Treasury bills and Certificates of Deposit	5,173	6,614
Accounts receivable, less allowance for doubtful accounts of $2 and $95	1,081	770
Inventories, net (Note 4)	4,033	2,982
Prepaid expenses and other current assets	168	142
TOTAL CURRENT ASSETS	11,752	11,493

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	592	671

OTHER ASSETS	36	49
TOTAL ASSETS	$12,380	$12,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-Post-petition	$313	$279
Accounts payable-Pre-petition (Note 2)	278	1,002
Customer deposits	271	25
Accrued expenses and other current liabilities (Note 6)	722	552
TOTAL CURRENT LIABILITIES	1,584	1,858

LONG-TERM LIABILITIES, net of current portion	-	128
TOTAL LIABILITIES	1,584	1,986

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,267,775 shares issued and outstanding, net of 173,287 shares of treasury stock as of Feb 29, 2012	23	23
2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock as of Feb 28, 2013
Additional paid-in capital	2,743	2,736
Accumulated other comprehensive income	13	-
Retained earnings	8,292	7,468
Less treasury stock (Note 15)	(275)	-
TOTAL STOCKHOLDERS’ EQUITY	10,796	10,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,380	$12,213

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	2013	2012
	(in thousands, except for share and per share amounts)

Net sales	$8,424	$8,299
Cost of sales	6,585	6,460
Gross profit	1,839	1,839
Selling, general and administrative expenses	1,284	1,095
Operating income	555	744
Other income (expenses):
Environmental expenses	(7)	(2)
Interest income	33	13
Other, net (Note 14)	254	8
Income before provision for income taxes	835	763
Provision for income taxes	11	17
Net income	$824	$746

Other comprehensive income
Unrealized gain on investments	13	-
Total comprehensive income	$837	$746

Income per share from operating income-Basic	$0.25	$0.33
Income per share from operating income-Diluted	$0.23	$0.30

Net income per share-Basic	$0.37	$0.33
Net income per share-Diluted	$0.34	$0.30

Weighted average shares outstanding-Basic	2,218,650	2,267,560
Weighted average shares outstanding-Diluted	2,433,849	2,489,082

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total
	(In thousands, except for number of shares)

Balance, February 28, 2011	2,266,775	$23	$2,735	$-	$6,722	$-	$9,480

Employee exercise of stock options	1,000	-	1		-		1

Net income	-	-	-	-	746	-	746

Balance, February 29, 2012	2,267,775	23	2,736	-	7,468	-	10,227

Employee exercise of stock options	10,000	-	7	-	-	-	7

Purchase of treasury stock	(99,943)	-	-	-	-	(275)	(275)

Unrealized gain on investments	-	-	-	13	-	-	13

Net income	-	-	-	-	824	-	824

Balance, February 28, 2013	2,177,832	$23	$2,743	$13	$8,292	$(275)	$10,796

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	2013	2012
	(in thousands)

Net income	$824	$746
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	293	203
Decrease (increase) in operating assets:
Accounts receivable	(311)	167
Inventories	(1,051)	49
Prepaid expenses and other current assets	(26)	31
Other assets	13	(3)
Increase (decrease) in operating liabilities:
Accounts payable-post-petition	34	(28)
Accounts payable-pre-petition	(724)	(28)
Customer deposit	246	(77)
Accrued expenses and other liabilities	170	(174)
Other long-term liabilities	(128)	(10)
Total adjustments	(1,484)	130
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(660)	876

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	3,541	6,325
Purchases of Treasury Bills and Certificates of Deposit	(2,087)	(6,605)
Purchase of property, plant and equipment	(214)	(151)
NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	1,240	(431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(275)	-
Proceeds from exercise of stock options	7	1
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(268)	1

Net increase in cash and cash equivalents	312	446

Cash and cash equivalents - beginning of the year	985	539

Cash and cash equivalents - end of the year	$1,297	$985

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

Investment in Treasury Bills and Certificates of Deposit
Investment in Treasury Bills/Certificates of Deposit includes treasury bills with maturities of one year or less, and Certificates of Deposit with maturities from one to three years, and is stated at market value. All of the Company’s  investments are classified as available-for-sale.  As they are available for current operations, they are classified as current on the balance sheets.  Investments in available-for-sale securities are reported at fair value with unrecognized gains or losses, net of tax, as a component of accumulated other comprehensive income and is included as a separate component of stockholders’ equity. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company's available-for-sale investments:

	February 28, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands )
Short-term investments:
Treasury bills	$1,225	$—	$—	$1,225
Certificates of deposit	3,935	13	—	3,948
Total short-term investments	$5,160	$13	$—	$5,173

	February 29, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands )
Short-term investments:
Treasury bills	$2,927	$—	$—	$2,927
Certificates of deposit	3,687	—	—	3,687
Total short-term investments	$6,614	$—	$—	$6,614

At February 28, 2013 and February 29, 2012, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

As of February 28, 2013, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$4,164	$4,172
Maturing in one to three years	996	1,001
	$5,160	$5,173

Fair Value of Financial Instruments
ASC Topic 820, “Fair Value Measurements and Disclosures” defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also sets forth a valuation hierarchy of the inputs (assumptions that market participants would use in pricing an asset or liability) used to measure fair value.  This hierarchy prioritizes the inputs into the following three levels:

Level 1.  Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2:  Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:  Inputs that are generally unobservable.  These inputs may be used with internally developed methodologies that results in management’s best estimate of fair value.

The Company’s Treasury bills and brokered certificates of deposits are subject to level 1 fair value measurement.

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount of the long-term debt approximates fair value.

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of February 28, 2013 and $95,000 for February 29, 2012.

Shipping and Handling
Shipping and handling costs billed to customers are recorded in net sales.  Shipping costs incurred by the Company are recorded in cost of sales.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.  As of February 28, 2013 all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $433,000 at February 28, 2013. With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

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

Income Taxes
Income taxes are accounted for under the asset and liability method of Accounting Standards Codification (“ASC”) 740-10, “Income Taxes”.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

The Company adopted new guidance related to accounting for uncertainty in income taxes in accordance with ASC 740-10 and began evaluating tax positions utilizing a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.  Solitron has adopted ASC 740-10 and no material impact on its financial condition, results of operations, cash flows, or disclosures occurred upon adoption.

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

Impairment of long-lived assets – Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with ASC Subtopic 360-10, "Property, Plant and Equipment – Overall," impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Financial Statement  Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and the differences could be material.  Such estimates include depreciable life of property and equipment, accounts receivable allowance, deferred tax valuation allowance, and allowance for inventory obsolescence.

Stock based compensation – The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options occurred during the year ended February 28,2013 or February 29, 2012.

Recent Accounting Pronouncements

No recent accounting pronouncements affecting the Company were issued by the Financial Accounting Standards Board or other standards-setting bodies .

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

(a)           Pursuant to the Plan of Reorganization, the Company was required to make quarterly payments to holders of unsecured claims until they receive 35% of their pre-petition claims over a period of ten years beginning in approximately May 1995.  However, due to negotiations between the parties, the unsecured creditors agreed to a reduced payment schedule and the Company agreed to make payments until its obligations are fulfilled.  At February 28, 2013, the Company is scheduled to pay approximately $278,000 to holders of allowed unsecured claims in quarterly installments of approximately $2,000.  As of February 28, 2013, the amount due to holders of allowed unsecured claims is accrued as a current pre-petition liability.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

(b)           Under the Plan, the Company is required to remediate its former non-operating facility located in Port Salerno and its former facility located in Riviera Beach, Florida.  The Plan contemplated that monies to fund the remediation will be made available from the proceeds of the sale or lease of the properties, to the extent that the Company is successful in its efforts to sell or lease such properties.   The Riviera Beach Property was sold on October 12, 1999 by the Company.  Under the terms of the sale, USEPA received the net proceeds of $419,000.  USEPA also received approximately $19,000 from the Riviera Beach environmental escrowed monies to defray its cleanup costs.  The Port Salerno (formerly occupied by Solitron Microwave) property was sold on March 17, 2003.  Under the terms of the sale, USEPA received $153,155 and Martin County received on behalf of FDEP $278,148 (the net proceeds).  Further, pursuant to the Plan, a purchaser of this facility would not be liable for existing environmental problems under certain conditions.  In connection with facilitating the remediation of the property, the Company will  also, to the extent the proceeds from the sale or lease of  these properties are not sufficient to pay for the remediation, be required to escrow the following amounts on a monthly basis beginning on September 30, 1995:  (i) year 1 - $5,000 per month;  (ii) year 2 - $7,500 per month; (iii) year 3 - $10,000 per month; and (iv) $10,000 per month thereafter until remediation  is completed. The Company has notified FDEP of its inability to pay pursuant to this schedule and was making payments at the rate of $1,000 per month.  In March 2013 the Company agreed to settle the remaining amount due FDEP. See Note 16 – Subsequent Events for information regarding the settlement with FDEP.

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

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS
3. EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Fiscal Year Ended
	February
	28, 2013	29, 2012
Weighted average common shares outstanding	2,218,650	2,267,560
Dilutive effect of employee stock options	215,199	221,522
Weighted average common shares outstanding, assuming dilution	2,433,849	2,489,082

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For fiscal years 2013 and 2012 respectively, 12,300 and 13,500 of the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.  These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

4. INVENTORIES

As of February 28, 2013, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,131,000	$(372,000)	$1,759,000
Work-In-Process	3,339,000	(1,206,000)	2,133,000
Finished Goods	750,000	(609,000)	141,000
Totals	$6,220,000	$(2,187,000)	$4,033,000

As of February 29, 2012, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,525,000	$(407,000)	$1,118,000
Work-In-Process	2,883,000	(1,065,000)	1,818,000
Finished Goods	625,000	(579,000)	46,000
Totals	$5,033,000	$(2,051,000)	$2,982,000

5. PROPERTY, PLANT AND EQUIPMENT

As of February 28, 2013 and February 29, 2012, property, plant, and equipment consist of the following:

	2013	2012
Leasehold Improvements	$215,000	$185,000
Machinery and Equipment	2,804,000	2,620,000
Subtotal	3,019,000	2,805,000
Less: Accumulated Depreciation and Amortization	(2,427,000)	(2,134,000)
Net Property, Plant and Equipment	$592,000	$671,000

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Depreciation and amortization expense was $293,000 and $203,000 for the years ended 2013 and 2012, respectively and is included in Cost of Sales in the accompanying Statements of Income.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2013 and February 29, 2012, accrued expenses and other current liabilities consist of the following:

	2013	2012
Payroll and related employee benefits	$451,000	$510,000
Income taxes	11,000	17,000
Property taxes	7,000	7,000
Environmental liabilities	125,000	13,000
Other liabilities	128,000	5,000
Totals	$722,000	$552,000

7. LONG-TERM LIABILITIES

As of February 28, 2013 and February 29, 2012, long-term liabilities consist of the following items:

	2013	2012
Environmental liability	$0	$128,000

Environmental liability owed to Florida Department of Environmental Protection (FDEP) as of February 29, 2012 is calculated assuming an estimated payout period of seven years at a discounted interest rate of 8.25%.  In February 2013 a settlement of the environmental liability owed to FDEP was reached and the liability was reclassified as current.

8.  INCOME TAXES

At February 28, 2013, the Company has net operating loss carryforwards of approximately $15,161,000 that expire through 2031.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at February 28, 2013 and February 29, 2012:

Deferred Tax Asset (Liability):	2013	2012
Current
Allowance for doubtful accounts	$1,000	$35,000
Inventory allowance	831,000	690,000
Section 263A capitalized costs	389,000	494,000
Total current deferred tax assets	1,221,000	1,219,000
Valuation allowance	(1,221,000)	(1,219,000)
	$0	$0

Long-term
Loss carryforwards	$5,330,000	$5,572,000
Depreciation	(58,000)	68,000
Total long-term deferred tax assets	5,272,000	5,640,000
Valuation allowance	(5,272,000)	(5,640,000)
	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the years ended February 28, 2013 and February 29, 2012.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 28, 2013 and February 29, 2012 is as follows:

	2013	2012
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative Minimum Taxes	1.0	2.2
Effective income tax rate	1.0%	2.2%

9. STOCK OPTIONS

The Company’s 2000 Stock Option Plan provides that stock options are valid for ten years and vest twelve months after the award date unless otherwise stated in the option awards.  The Company’s 2007 Stock Incentive Plan allows the Company to grant common stock, options, restricted stock, and stock appreciation rights to eligible individuals.  As of February 28, 2013, the Company had not granted any awards under the 2007 Stock Incentive Plan.

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

In December 2000, a grant equal to 10% of the outstanding shares (254,624) was made to the Company’s President at the exercisable price of $0.40 per share (the closing stock price on the date of the grant). Fifty percent  (50%) of the total number of shares was immediately exercisable and the other 50% vested in five equal installments over the following five years.  All of these options are now fully vested.

Below is a summary of the Company’s Stock Option Activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, February 28, 2011	463,760	$0.765	5.46	1,418,000

Exercised	(1,000)

Balance, February 29, 2012	462,760	$0.765	4.48	1,099,000

Expired	(1,200)
Exercised	(10,000)

Balance, February 28, 2013	451,560	$0.757	3.65	1,360,000

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

No options were granted in the years ended February 28, 2013 and February 29, 2012.

All of the Company’s outstanding options were vested as of February 28, 2013.  No shares vested during the years ended February 28, 2013 and February 29, 2012.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2013:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number of Outstanding Options	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.400	$0.400	254,624	Evergreen	$0.400	254,624	$0.400
$1.050	$1.050	175,636	Evergreen	$1.050	175,636	$1.050
$0.750	$0.750	9,000	2 years	$0.750	9,000	$0.750
$3.950	$3.950	12,300	3 years	$3.950	12,300	$3.950
		451,560		$0.757	451,560	$0.757

All options with a remaining contractual life outstanding are fully vested.

10.  EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service.  Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation.  In addition, the Company may make additional contributions at its discretion.  The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2013 and February 29, 2012.

11. EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2013 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$1,000	$776,000	$54,000	$0	$831,000
Canada and Latin America	59,000	0	12,000	16,000	87,000
Far East and Middle East	9,000	0	18,000	351,000	378,000
United States	1,462,000	3,389,000	369,000	1,908,000	7,128,000
Totals	$1,531,000	$4,165,000	$453,000	$2,275,000	$8,424,000

Revenues from domestic and export sales to unaffiliated customers for the year ended February 29, 2012 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$87,000	$43,000	$45,000	$175,000
Canada and Latin America	43,000	0	4,000	5,000	52,000
Far East and Middle East	0	6,000	16,000	276,000	298,000
United States	1,342,000	3,972,000	715,000	1,745,000	7,774,000
Totals	$1,385,000	$4,065,000	$778,000	$2,071,000	$8,299,000

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers accounted for 54% of net sales for the year ended February 28, 2013 as compared with 52% of the Company's net sales for the year ended February 29, 2012.  Sales to Raytheon Company accounted for approximately 44% of net sales for the year ended February 28, 2013 and 37% for the year ended February 29, 2012.  Sales to the second largest customer, the United States government, for the years ended February 28, 2013 and February 29, 2012, were 10% and 15%, respectively.

12. MAJOR SUPPLIERS

For the year ended February 28, 2013, purchases from the Company’s two top suppliers, Egide USA Inc. and Wuxi Streamtek Ltd., accounted for 28% of the Company's total purchases of production materials. For the year ended February 29, 2012, purchases from the Company’s two top suppliers, Platronics Seals and Air Products Inc., accounted for 19% of total purchases of production materials.

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

On January 14, 2013 the President exercised a cost-of-living increase clause in his contract increasing his annual compensation to $293,000.

The Company accrued $90,000 as a bonus to Mr. Saraf for the fiscal year ended February 29, 2012.  The Compensation Committee met and approved the bonus that was paid in June 2012.

The Company accrued $104,000 as a bonus to Mr. Saraf during the fiscal year ended February 28, 2013. $68,000 of the bonus was paid in December 2012 following approval by the Compensation Committee at a meeting held on December 12, 2012.  The Compensation Committee will meet on May 13, 2013 to approve the remainder of the bonus to be paid during June 2013.

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

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Environmental Compliance:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California “(Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, and fiscal years 2008-2013. The Company has accrued an additional $17,000 current liability for fiscal year 2013.  The final amount will be paid to USEPA after the Company’s independent auditor has finished the fiscal year 2013 year-end audit. This amount is carried as an environmental expense.  $10,000 of this current obligation was paid on February 14, 2013. The remaining $7,000 obligation is reflected in “Accrued expenses and other current liabilities” on the Company’s Balance Sheet at February 28, 2013.

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

By letter dated November 16, 2006, FDEP notified the Company that FDEP has unreimbursed expenses associated with the Port Salerno Site and Riviera Beach Site of $214,800.  The Company has reached a settlement of this obligation by agreeing to transfer $58,000 from the Port Salerno Escrow Account to FDEP and make a one-time cash payment of $92,000.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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

Operating leases:

On April 30, 2012, the Company entered into a new lease with its landlord, Eurobank, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407. The initial term of the Lease is for four years and eleven months beginning on February 1, 2012 and ending on December 31, 2016. The base rent provided in the Lease is $29,743 per month. The Company has the option to extend the initial term of the Lease for an additional five years beginning on January 1, 2017 and ending on December 31, 2021.

Commencing on January 1, 2013 and on the first day of January of every subsequent year, the base rent will be increased to compensate for changes in the cost of living, provided that in no event will the base rent be increased by less than three percent nor more than five percent annually. Future minimum lease payments for this non-cancelable operating lease is as follows:

Fiscal Year Ending February 28/29	Amount
2014	$369,000
2015	$381,000
2016	$392,000

Rent expense for the fiscal years ended February 28, 2013 and February 29, 2012 was approximately $375,000 and $425,000 respectively.

14. OTHER INCOME

During the fiscal year ended February 28, 2013, the Company recognized approximately $254,000 of other income including $221,000 of income from the settlement of outstanding debt plus approximately $33,000 of other income attributable to receivables adjustments. During the fiscal year ended February 29, 2012, the Company recognized approximately $8,000 of other income attributable to a gain on the disposal of an asset.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

15. TREASURY STOCK PURCHASE

On August 28, 2012, the Company repurchased 99,943 shares of its common stock from a stockholder in a privately negotiated transaction at a price of $2.75 per share. The Company has not adopted a stock repurchase program or plan.

16. SUBSEQUENT EVENTS

As previously disclosed in the Form 10-Q for the quarter ended on August 31, 2012 and filed by the Company on October 15, 2012, the Board of Directors of the Company approved a resolution to hold annual meetings of the Company’s stockholders approximately six weeks following the filing of the Company’s Annual Report on Form 10-K each year.  Subsequent to this determination by the Board and the disclosure of this determination, on January 13, 2013, a stockholder of the Company filed a lawsuit with the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) to compel the holding of an annual meeting of stockholders under Section 211 of the General Corporation Law of the State of Delaware at an earlier date than contemplated by the Company.  A hearing was held in this matter on March 15, 2013, and during the hearing, the Delaware Chancery Court ruled that it would order the Company to hold an annual meeting of stockholders on June 18, 2013, which was the date the Company had informed both the stockholder and the Delaware Chancery Court was an appropriate date to hold an annual meeting of stockholders.  Subsequent to the hearing, on March 20, 2013, the Board of Directors of the Company approved June 18, 2013 as the date when the 2013 annual meeting of stockholders (the "Annual Meeting") will be held and established May 6, 2013 as the record date for determining the stockholders entitled to notice of and to vote at the Annual Meeting.  On March 21, 2013, the Delaware Chancery Court filed its final order and judgment with respect to its determination that the Company hold the Annual Meeting on June 18, 2013.  The Annual Meeting will be held on Tuesday, June 18, 2013, at 9:00 a.m., Eastern Daylight Savings Time, at the offices of Akerman Senterfitt, One Southeast Third Avenue, Suite 2500, Miami, FL 33131.

On March 27, 2013, Solitron Devices, Inc. (the "Company") entered into a Settlement Agreement (the "Agreement") with the State of Florida Department of Environmental Protection ("FDEP").  In connection with the Company's bankruptcy, in 1993, the United States Bankruptcy Court for the Southern District of Florida confirmed the Company's Fourth Amended Joint Plan of Reorganization (the "Confirmed Plan") and determined that FDEP was the holder of an allowed unsecured claim against the Company.  The Company was ordered to pay FDEP a total of $36,001.20 over time in connection with FDEP's unsecured claim against the Company.  As of the date of the Agreement, the Company had paid FDEP an aggregate of $12,443.23 in connection with FDEP's unsecured claim against the Company.   FDEP also filed a lawsuit against the Company in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida (the "Circuit Court") and the Circuit Court entered a consent final judgment (the "Consent Judgment") in favor of FDEP, which was amended on September 27, 1995 (the "Amended Consent Judgment").  The Consent Judgment and Amended Consent Judgment provided for the funding of the cleanup of soil and groundwater contamination occurring at two parcels of property, referred to as the Riviera Beach Site and the Port Salerno Site.

As required by the Consent Judgment, the Company created the Riviera Beach Site Escrow Account and the Port Salerno Site Escrow Account, and periodically deposited funds into each account.  The Company later sold the Riviera Beach Site and the Port Salerno Site.  In accordance with the provisions of the Consent Judgment and Amended Consent Judgment, the proceeds of the sale of the two Sites were transferred to FDEP and/or the United States Environmental Protection Agency, as directed by FDEP.  Following the sale of the Riviera Beach Site, the balance of funds in the Riviera Beach Escrow Account was distributed as directed by FDEP and the Account was closed.  Following the sale of the Port Salerno site and distribution of the proceeds of sale, as directed by FDEP, $57,920.31 remained in the Port Salerno Site Escrow Account.  As of October 24, 2012, FDEP contended that the Company’s financial obligations under the Consent Judgment and Amended Consent Judgment totaled $214,820.00;

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

combined with the outstanding balance on FDEP’s unsecured claim of $23,557.97, the Company’s total indebtedness to FDEP was $238,377.97.

Pursuant to the Agreement, the Company settled and satisfied all of FDEP's claims related to the Confirmed Plan, the Consent Judgment, the Amended Consent Judgment, the Riviera Beach Escrow Account and the Port Salerno Escrow Account with the payment to FDEP of the total sum of $165,000.  This payment included the transfer of the remaining funds in the Port Salerno Escrow Account, plus the payment by the Company of an additional sum to reach the total settlement amount of $165,000.  On Friday, March 29, 2013, the Escrow Agent for the Port Salerno Site Escrow Account transferred the balance of the funds in that account to FDEP.  In addition, on March 29, 2013, the Company wired the sum of $107,079.87, representing the balance of funds owed by the Company under the Agreement.  In return for the receipt of said funds, the Agreement provides for mutual releases among the parties.

The Company has no further obligations to FDEP under the Confirmed Plan, the Consent Judgment, the Amended Consent Judgment, the Riviera Beach Escrow Account and the Port Salerno Escrow Account.

On April 3, 2013, Solitron Devices, Inc., (the “Company”), entered into a Settlement Agreement (the “Agreement”) with the City of  Riviera Beach (the “City”).  In connection with the Company’s bankruptcy in the early 1990s, the United States Bankruptcy Court for the Southern District of Florida approved a payment by the Company to the City in the aggregate of $204,166.67 to be paid in quarterly payments of $1,046.49 (the “Installment Payment Obligation”).  The Company began making the quarterly payments on June 30, 1995.  As of the date of the Agreement, the Company’s outstanding balance on the Installment Payment Obligation was $133,599.88.

Pursuant to the Agreement, the Company has paid the city a lump sum payment of $82,000 in full and final satisfaction of the Installment Payment Obligation.

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

Changes in Internal Control over Financial Reporting.

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

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the Index set forth on Page 24 of this Annual Report on Form 10-K.

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

2.4	Consent Final Judgment of the Company (incorporated by reference to the Company's Form 8-K, dated September 3, 1993, as amended by the Company's Form 8-K/A, dated October 12, 1993).

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

3.2	Bylaws of the Company (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 1993).

3.3	Amendment No. 1 to the Bylaws of Solitron Devices, Inc. (incorporated by reference to the Company's Form 8-K dated December 12, 2007).

3.4	Amendment No. 2 to the Bylaws of Solitron Devices, Inc. (incorporated by reference to the Company’s Form 8-K filed on April 23, 2013).

4.1
Rights Agreement dated as of  May 29, 2012, between Solitron Devices, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2012).

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

10.5
Reduction in Space and Rent Agreement dated November 1, 2001 between Solitron Devices, Inc. and Technology Place, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2002).

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

10.8+	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company's Form 8-K dated June 8, 2007, as amended by the Company's Form 8-K/A, dated June 12, 2007).

10.9	Commercial Lease Agreement, dated April 30, 2012, between Eurobank and Solitron Devices, Inc. (incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2012).

10.10
Settlement Agreement and Release, dated October 29, 2012, by and between Solitron Devices, Inc., its affiliates, agents and representatives and the Police and Fire Retirement System of City of Detroit, its affiliates, agents and representatives (incorporated by reference to the Company’s Form 8-K filed on October 31, 2012).

10.11+
Employment Agreement Amendment, dated January 14, 2013, by and between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company’s Form 10-Q for the quarter Ended November 30, 2012).

10.12
Settlement Agreement, dated March 27, 2013, by and between the State of Florida Department of Environmental Protection and Solitron Devices, Inc. (incorporated by reference to the Company’s Form 8-K filed on April 2, 2013).

10.13	Settlement Agreement, dated April 3, 2013, by and between the City of Riviera Beach and Solitron Devices, Inc. (incorporated by reference to the Company’s Form 8-K filed on April 9, 2013).

16.1	Letter from Friedman, Cohen, Taubman & Company, LLC dated February 22, 2011 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K filed February 22, 2011).

16.2	Letter from Thomas, Howell, Ferguson, P.A. dated September 7, 2012 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K/A filed on September 11, 2012).

16.3	Letter from Thomas Howell, Ferguson, P.A. dated January 28, 2013 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K filed on January 24, 2013).

23.1*	Consent of Goldstein, Schechter, Koch.

23 .2*	Consent of Meeks International, LLC.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

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

SOLITRON DEVICES, INC.

/s/ Shevach Saraf
By:	Shevach Saraf
Title:	Chairman of the Board, President, Chief Executive Officer, Treasurer and Chief Financial Officer (Principal executive officer and principal financial officer)

Date: May 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf		May 15, 2013
Shevach Saraf	Chairman of the Board, President, Chief Executive Officer, Treasurer and Chief Financial Officer. (Principal executive officer and principal financial officer)

/s/ Jacob Davis		May 15, 2013
Jacob Davis	Director

/s/ Joseph F. Gerrity		May 15, 2013
Joseph F. Gerrity	Director

/s/ Sidney H. Kopperl		May 15, 2013
Sidney H. Kopperl	Director

/s/ Joseph Schlig		May 15, 2013
Joseph Schlig	Director

/s/ Arthur LaPlante		May 15, 2013
Arthur LaPlante	Director of Finance

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

23.1	Consent of Goldstein, Schechter, Koch.*

23.2	Consent of Meeks International, LLC.*

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

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