Form 10-Q
period 2013-05-31
SOLITRON DEVICES INC
filed 2013-07-15
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒ Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 10, 2013 was 2,177,832.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements

		Condensed Balance Sheets	3
		May 31, 2013 (unaudited) and February 28, 2013

		Condensed Statements of Income (unaudited)	4
		Three Months Ended May 31, 2013 and 2012

		Condensed Statements of Cash Flows (unaudited)	5
		Three Months Ended May 31, 2013 and 2012

		Notes to Condensed Financial Statements	6-12

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item	4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	19

Item	6.	Exhibits	19

Signatures			20

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF MAY 31, 2013 AND FEBRUARY 28, 2013

	May 31,	Feb 28,
	2013	2013
	(unaudited)
ASSETS	(in thousands, except for shares)
CURRENT ASSETS
Cash and cash equivalents	$753	$1,297
Treasury bills and certificates of deposit	6,015	5,173
Accounts receivable, less allowance for doubtful accounts of $2	765	1,081
Inventories, net (Note 5)	4,151	4,033
Prepaid expenses and other current assets	160	168
TOTAL CURRENT ASSETS	11,844	11,752

PROPERTY, PLANT AND EQUIPMENT, net	628	592

OTHER ASSETS	34	36
TOTAL ASSETS	$12,506	$12,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – Post-petition	$289	$313
Accounts payable - Pre-petition	93	278
Customer deposits	504	271
Accrued expenses and other liabilities (Note 8)	562	722
TOTAL CURRENT LIABILITIES	1,448	1,858

LONG-TERM LIABILITIES, net of current portion	-	-
TOTAL LIABILITIES	1,448	1,584

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock	23	23
Additional paid-in capital	2,743	2,743
Accumulated other comprehensive income	23	13
Retained earnings	8,544	8,292
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS' EQUITY	11,058	10,796
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,506	$12,380

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED MAY 31, 2013 AND MAY 31, 2012
(Unaudited)

	2013	2012
	(in thousands, except for share and per share amounts)

Net sales	$2,276	$2,068
Cost of sales	1,670	1,603
Gross profit	606	465
Selling, general and administrative expenses	445	315
Operating income	161	150
Other income (expenses):
Interest income	9	15
Other, net (Note 7)	86	-
Income before provision for income taxes	256	165
Provision for income taxes	4	4
Net income	$252	$161

Other comprehensive income:
Unrealized gain on investments	10	-
Total comprehensive income	$262	$161

Income per share from operating income-Basic	$0.07	$0.07
Income per share from operating income-Diluted	$0.07	$0.06

Net income per share-Basic	$0.12	$0.07
Net income per share-Diluted	$0.11	$0.06

Weighted average shares outstanding-Basic	2,177,832	2,269,006
Weighted average shares outstanding-Diluted	2,403,591	2,483,886

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 2013 AND MAY 31, 2012
(Unaudited)

	2013	2012
	(in thousands)

Net income	$252	$161
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	58	65
Decrease (increase) in operating assets:
Accounts receivable	316	(47)
Inventories, net	(118)	(94)
Prepaid expenses and other current assets	8	(40)
Other assets	2	42
Increase (decrease) in operating liabilities:
Accounts payable – Post-petition	(24)	104
Accounts payable – Pre-petition	(185)	(7)
Customer deposit	233	(4)
Accrued expenses and other current liabilities	(160)	30
Long-term liabilities	-	(10)
Total adjustments	130	39
NET CASH PROVIDED BY OPERATING ACTIVITIES	382	200

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of treasury bills and certificates of deposit	662	1,510
Purchases of treasury bills and certificates of deposit	(1,494)	(1,654)
Purchases of property, plant and equipment	(94)	(51)
NET CASH (USED IN) INVESTING ACTIVITIES	(926)	(195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	-	1
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1

Net (decrease)/increase in cash and cash equivalents	(544)	6

Cash and cash equivalents – beginning of the period	1,297	985

Cash and cash equivalents - end of the period	$753	$991

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2013 are not necessarily indicative of the results to be expected for the year ending February 28, 2014.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2013.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market accounts.

Investment in Treasury Bills and Certificates of Deposit
Investment in treasury bills and certificates of deposit include treasury bills with maturities of one year or less, and certificates of deposit with maturities from one to three years, and is stated at market value.

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

Total as of 05/31/13
Tbills	1,925,000
CD	4,081,000
6,006,000

As of May 31, 2013, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

		Fair
	Face value	Value
	(In thousands)
Maturing within one year	$5,757,000	$5,763,519
Maturing in one to three years	249,000	251,595
	$6,006,000	$6,015,114

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of May 31, 2013 and February 28, 2013.

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

Financial Statement  Estimates
The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and the differences could be material.  Such estimates include depreciable life, valuation allowance, and allowance for inventory obsolescence.

Recent Accounting Pronouncements
No recent accounting pronouncements affecting the Company were issued by the Financial Accounting Standards Board or other standards-setting bodies.

2.           ENVIRONMENTAL REGULATION

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

3.           ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at the following sites:  Solitron Microwave Superfund Site, Port Salerno, Florida (“Port Salerno Site”); Petroleum Products Corporation Superfund Site, Pembroke Park, Florida; Casmalia Resources Superfund Site, Santa Barbara, California (“Casmalia Site”); Solitron Devices Site, Riviera Beach, Florida (the “Riviera Beach Site”); and City Industries Superfund Site, Orlando, Florida (collectively, the “Sites”).  The Settlement Agreement required the Company to pay to USEPA the sum of $74,000 by February 24, 2008; the Company paid the entire sum of $74,000 to USEPA on February 27, 2006.  In addition, the Company is required to pay to USEPA the sum of $10,000 or 5% of Solitron’s net after-tax income over the first $500,000, if any, whichever is greater, for each year from fiscal years 2009-2013.  For payment to USEPA to be above $10,000 for any of these five years, the Company’s net income must exceed $700,000 for such year, which has happened in fiscal year 2001, fiscal year 2006, and fiscal years 2008 through fiscal year 2011.  On February 14, 2013, the Company paid $10,000 to USEPA for fiscal year 2013 in accordance with the Settlement Agreement.  On May 22, 2013, the Company paid an additional $7,710, representing the additional payment due to USEPA based on the Company’s net income for fiscal year 2013.  The May 22, 2013 payment to USEPA was the Company’s final payment to USEPA pursuant to the Company’s obligations under the Settlement Agreement.  The Company has no further financial obligations to USEPA under the Settlement Agreement. In consideration of the payments made by the Company under the Settlement Agreement, USEPA agreed  not to sue or take any administrative action against the Company with regard to any of the Sites.

On October 21, 1993, a Consent Final Judgment was entered into between the Company and the Florida Department of Environmental Protection (“FDEP”) in the Circuit Court of the Nineteenth Judicial Circuit of Florida in and for Martin County, Florida, in Case No. 91-1232 CA (the “Consent Final Judgment”), which Consent Final  Judgment was amended on September 27, 1995 (the “Amended Consent Judgment”).  The Consent Final Judgment and Amended Consent Judgment are hereafter collectively referred to as the “Consent Final Judgment.”  The Consent Final Judgment required the Company to remediate the Port Salerno Site and Riviera Beach Site, make monthly payments to escrow accounts for each site until the sale of the sites to fund the remediation work, take all reasonable steps to sell the two sites and, upon the sale of the sites, apply the net proceeds from the sales to fund the remediation work.  Both sites have been sold (the Riviera Beach Site was sold on October 12, 1999 and the Port Salerno Site was sold on March 17, 2003 pursuant to purchase agreements approved by USEPA and FDEP, and the net proceeds of the  sales were distributed to USEPA and/or FDEP or other parties, as directed by USEPA and FDEP.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

On March 27, 2013, the Company entered into a Settlement Agreement (the "Agreement") with FDEP, which resolved all of the Company’s remaining obligations under the Consent Final Judgment.  Pursuant to the terms and conditions of the Agreement, the Company paid to FDEP to total sum of $165,000 (“Settlement Amount”), which included, in part, the remaining funds in the Port Salerno Escrow Account, in full settlement of the Company’s obligations under the Consent Final Judgment.  Upon the Company’s payment of the Settlement Amount to FDEP on March 29, 2013, FDEP released the Company from any remaining obligations under the Consent Final Judgment, as well as any remaining obligations of the Company to FDEP under the Company's Fourth Amended Joint Plan of Reorganization (the "Confirmed Plan"), confirmed by order of the United States Bankruptcy Court for the Southern District of Florida (“Bankruptcy Court”) on August 20, 1993, in connection with the Company’s bankruptcy proceeding filed in 1992.  The Company has no further obligations to FDEP under the Confirmed Plan or the Consent Final Judgment.

On August 7, 2002, the Company received a Request for Information from the State of New York Department of Environmental Conservation (“NYDEC”), seeking information on whether the Company had disposed of certain wastes at the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (the “Clarkstown  Landfill Site”).  By letter dated August 29, 2002, the Company responded to the Request for Information and advised NYDEC that the Company’s former Tappan, New York facility had closed in the mid-1980’s, prior to the initiation of the Company’s bankruptcy proceedings described above.  The Company contends, to the extent that NYDEC has a claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, the claim was discharged in bankruptcy as a result of the Bankruptcy Court’s August 20, 1993 order.  At NYDEC’s request, the Company entered into a revised Tolling Agreement with NYDEC on December 28, 2009, which provided for the tolling of applicable statutes of limitation for any claim that NYDEC may have against the Company associated with the Clarkstown Landfill Site through the earlier of December 3, 2010, or the date the State institutes a suit against the Company.  The Clarkstown Landfill Joint Defense Group (“Clarkstown JDG”), a group of potentially responsible parties formed to respond to claims by NYDEC for recovery of closure and clean-up response costs at the Clarkstown Landfill Site, entered into a Consent Decree with NYDEC to settle the claims of NYDEC against all potentially responsible parties at the Clarkstown Landfill Site that participate in the Clarkstown JDG.  In connection with those negotiations, the Clarkstown JDG, by letter dated March 17, 2010, offered to pursue a settlement of NYDEC’s claim against the Company in return for the Company’s agreement to pay the sum of $125,000, representing the Company’s alleged share of the overall settlement with NYDEC.  The Company rejected the settlement offer on March 29, 2010, based on its continuing contention that any claim of NYDEC against the Company was discharged in bankruptcy as a result of the Bankruptcy Court’s August 20, 1993 order. The Clarkstown JDG/NYDEC Consent Decree, settling NYDEC’s claims against individual members of the JDG, was entered by the Court on March 21, 2011. To date, neither NYDEC nor the JDG have pursued any claim against the Company with respect to the Clarkstown Landfill Site.

4.           EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended May 31,
	2013	2012
Weighted average common shares outstanding	2,177,832	2,269,006
Dilutive effect of employee stock options	225,759	214,880
Weighted average common shares outstanding, assuming dilution	2,403,591	2,483,886

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three-month periods ended May 31, 2013 and May 31,

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

2012 respectively, 12,300 and 13,500 shares underlying the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

5.           INVENTORIES

As of May 31, 2013, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,756,000	$(372,000)	$1,384,000
Work-In-Process	3,725,000	(1,206,000)	2,519,000
Finished Goods	903,000	(655,000)	248,000
Totals	$6,384,000	$(2,233,000)	$4,151,000

As of February 28, 2013, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,131,000	$(372,000)	$1,759,000
Work-In-Process	3,339,000	(1,206,000)	2,133,000
Finished Goods	750,000	(609,000)	141,000
Totals	$6,220,000	$(2,187,000)	$4,033,000

6.           INCOME TAXES

At May 31, 2013, the Company has net operating loss carryforwards of approximately $15,161,000 that expire through 2031.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at May 31, 2013 and February 28, 2013:

Deferred Tax Asset (Liability):	5/31/13	2/28/13
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	849,000	831,000
Section 263A capitalized costs	389,000	389,000
Total current deferred tax assets	1,239,000	1,221,000
Valuation allowance	(1,239,000)	(1,221,000)
	$0	$0

Long-term
Loss carryforwards	$5,330,000	$5,330,000
Depreciation	(71,000)	(58,000)
Total long-term deferred tax assets	5,259,000	5,272,000
Valuation allowance	(5,259,000)	(5,272,000)
	$0	$0

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the period ended May 31, 2013 and the year ended February 28, 2013. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended May 31, 2013 and for the year ended February 28, 2013 is as follows:

	5/31/13	2/28/13
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	2.5	1.0
Effective income tax rate	2.5%	1.0%

7.           OTHER INCOME

The $86,000 of other income reflected in the unaudited condensed statements of income for the quarter ended May 31, 2013, consists of $90,000 of income from cancellation of debt offset by $4,000 of other expense.

8.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2013 and February 28, 2013, accrued expenses and other liabilities consisted of the following:

	5/31/13	2/28/13
Payroll and related employee benefits	$443,000	$451,000
Income taxes	14,000	11,000
Property taxes	18,000	7,000
Environmental liabilities	-	125,000
Other liabilities	87,000	128,000
	$562,000	$722,000

9.           EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2013 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$160,000	$0	$0	$160,000
Canada and Latin America	51,000	0	0	0	51,000
Far East and Middle East	0	0	5,000	109,000	114,000
United States	276,000	1,114,000	118,000	443,000	1,951,000
Totals	$327,000	$1,274,000	$123,000	$552,000	$2,276,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2012 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$160,000	$32,000	$0	$192,000
Canada and Latin America	0	0	0	15,000	15,000
Far East and Middle East	5,000	0	3,000	44,000	52,000
United States	480,000	906,000	96,000	327,000	1,809,000
Totals	$485,000	1,066,000	$131,000	$386,000	$2,068,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended May 31, 2013, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	51%
BAE Systems Australia	7%
58%

For the quarter ended May 31, 2012, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	31%
Harris Corporation	13%
44%

10.         MAJOR SUPPLIERS

For the quarter ended May 31, 2013, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	40%
Stellar Industries	12%
52%

For the quarter ended May 31, 2012, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Platronics Seals	16%
Stellar Industries	10%
26%

11.         COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2014	$297,000
2015	403,000
2016	415,000
2017	355,000
Total	$1,470,000

12.         SUBSEQUENT EVENT

On June 18, 2013, the Company held its Annual Meeting of Stockholders  (the “Annual Meeting”).  At the Annual Meeting, Jacob A. Davis and Joseph Schlig did not receive sufficient votes for election to the Board of Directors of the Company.  Following the Annual Meeting, the Board of Directors of the Company accepted the resignations of Messrs. Davis and Schlig, effective June 18, 2013.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013 and the Unaudited Condensed Financial Statements and the related Notes to Unaudited Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Treasury bills and Certificates of Deposit, revenue recognition, earnings per common share, shipping and handling, and inventories. A discussion of  these critical accounting policies are included in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

Trends and Uncertainties:

During the three months ended May 31, 2013, the Company’s book-to-bill ratio was approximately .20 as compared to approximately 1.95 for the three months ended May 31, 2012, reflecting a decrease in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures to continue profitable business operations.

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

Results of Operations-Three Months Ended May 31, 2013 Compared to Three Months Ended May 31, 2012:

Net sales for the three months ended May 31, 2013 increased 10% to $2,276,000 as compared to $2,068,000 for the three months ended May 31, 2012.  This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2013 increased to $1,670,000 from $1,603,000 for the three months ended May 31, 2012, primarily due to a higher amount of net sales.  Expressed as a percentage of sales, cost of sales decreased to 73% from 78% for the same period in 2012.  This decrease in percentage was due primarily to precious metal recovery.

Gross profit for the three months ended May 31, 2013 increased to $606,000 from $465,000 for the three months ended May 31, 2012, primarily due to an increase in net sales.  Accordingly, gross margins on the Company’s sales increased to 27% for the three months ended May 31, 2013 in comparison to 22% for the three months ended May 31, 2012.

For the three months ended May 31, 2013, the Company shipped 25,830 units as compared to 37,176 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended May 31, 2013, the Company’s backlog of open orders decreased 24% to $5,863,000 as compared to backlog as of February 28, 2013. For the three months ended May 31, 2012, the Company’s backlog of open orders increased 33% to $7,977,000 as compared to the backlog as of February 29, 2012.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 89% to $454,000 in the level of bookings during the three months ended May 31, 2013 as compared to the three months ended May 31, 2012. For the three months ended May 31, 2012, the Company experienced a 133% increase to $4,053,000 in the level of bookings as compared to the three months ended May 31, 2011. The decrease in bookings for the three months ended May 31, 2013 is principally a result of a decrease in the placement of orders by key customers, resulting in a decrease in the monetary value of, and timing differences in the placement of, contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $445,000 for the three months ended May 31, 2013 from $315,000 for the three months ended May 31, 2012. The increase reflects higher legal fees, recruiting fees, and fees related to our annual shareholders’ meeting.  During the three months ended May 31, 2013, selling, general, and administrative expenses as a percentage of net sales increased to 20% as compared with 15% for the three months ended May 31, 2012.

Operating income for the three months ended May 31, 2013 increased to $161,000 as compared to $150,000 for the three months ended May 31, 2012. This increase is due primarily to higher net sales and lower cost of sales percentage as described above.

The Company recorded other income of  $86,000 for the three months ended May 31, 2013 as compared to $0 for the three months ended May 31, 2012. Other income for the three months ended May 31, 2013 consisted of $90,000 of income from cancellation of debt partially offset by $4,000 of other expense.

Interest income for the three months ended May 31, 2013 decreased to $9,000 as compared to $15,000 for the three months ended May 31, 2012. This decrease is due primarily to a lower amount of invested funds in treasury bills and certificates of deposit.

Net comprehensive income for the three months ended May 31, 2013 increased to $262,000 as compared to $161,000 for the three months ended May 31, 2012.  This increase is due primarily to higher net sales and to an increase in other income as outlined above which was partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources:

Operating Activities:
Net cash provided by operating activities was $392,000 for the three months ended May 31, 2013 (principally reflecting net income of $262,000, a reduction of $316,000 to accounts receivable as a result of cash collections and the receipt of $233,000 of customer deposits).

Net cash provided by operating activities was $200,000 for the three months ended May 31, 2012 (principally reflecting net income of $161,000 and an increase of $104,000 to accounts payable).

Investing Activities:
Net cash used in investing activities was $936,000 for the three months ended May 31, 2013 (principally reflecting an increase of $842,000 in investments in treasury bills and certificates of deposit and an increase of $94,000 in property, plant and equipment).

Net cash used in investing activities was $195,000 for the three months ended May 31, 2012 (principally reflecting an increase of $144,000 in investments in treasury bills and certificates of deposit and an increase of $51,000 in property, plant and equipment).

Financing Activities:
There was no net cash used in financing activities for the three months ended May 31, 2013.

Net cash provided by financing activities was $1,000 for the three months ended May 31, 2012 (principally reflecting $1,000 from stock option exercises by the Company’s employees).

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $500,000 during the current fiscal year and will be funded from operations.

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

Over the long-term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes that it will generate sufficient cash from operations to satisfy its operating needs.  In the event that bookings in the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

At May 31, 2013, February 28, 2013 and May 31, 2012, the Company had cash of approximately $753,000, $1,297,000 and $991,000, respectively.  The cash decrease for the three months ended May 31, 2013 was primarily due to cash transfers made to the Company’s Treasury Bills and Certificates of Deposit investment account.

At May 31, 2013, February 28, 2013 and May 31, 2012, the Company had investments in treasury bills and certificates of deposit of approximately $6,015,000, $5,173,000 and $6,758,000, respectively.

At May 31, 2013, the Company had working capital of $10,396,000 as compared with a working capital at February 28, 2013 of $9,894,000.  The $502,000 increase for the three months ended May 31, 2013 was due mainly to a $185,000 reduction in accounts payable - pre-petition related to a settlement of bankruptcy debt.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

Forward Looking Statements:

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2013, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

ITEM 1.           LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

As previously disclosed in the Form 10-Q for the quarter ended on August 31, 2012 and filed by the Company on October 15, 2012, the Board of Directors of the Company approved a resolution to hold annual meetings of the Company’s stockholders approximately six weeks following the filing of the Company’s Annual Report on Form 10-K each year.  Subsequent to this determination by the Board and the disclosure of this determination, on January 13, 2013, a stockholder of the Company filed a lawsuit with the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) to compel the holding of an annual meeting of stockholders under Section 211 of The General Corporation Law of the State of  Delaware at an earlier date than contemplated by the Company.  A hearing was held in this matter on March 15, 2013, and during the hearing, the Delaware Chancery Court ruled that it would order the Company to hold an annual meeting of stockholders on June 28, 2013, which was the date the Company had informed both the stockholder and the Delaware Chancery Court was an appropriate date to hold an annual meeting of stockholders.  Subsequent to the hearing, on March 20, 2013, the Board of Directors of the Company approved June 18, 2013 as the date when the annual meeting of stockholders (the “Annual Meeting”) will be held and established May 6, 2013 as the record date for determining the stockholders entitled to notice of and to vote at the Annual Meeting.  On March 21, 2013, the Delaware Chancery Court filed its final order and judgment with respect to its determination that the Company hold the Annual meeting on June 18, 2013.  The Annual meeting was held on Tuesday, June 18, 2013 at 9:00 a.m. Eastern Daylight Savings Time, at the offices of Akerman Senterfitt, One Southeast Third Avenue, Suite 2500, Miami, FL   33131.

As of May 31, 2013, we had no known material current, pending, or threatened litigation.

ITEM 6.           EXHIBITS

Exhibits

3.1	Amendment No. 2 to the By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2013).

10.1
Settlement Agreement, dated March 27, 2013, by and between the State of Florida Department of Environmental Protection and Solitron Devices, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013).

10.2
Settlement Agreement, dated April 3, 2013, by and between the City of Riviera Beach and Solitron Devices, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2013).

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

*            Filed herewith

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
Date: July 15, 2013
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

*            Filed herewith

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