Form 10-Q
period 2013-08-31
SOLITRON DEVICES INC
filed 2013-10-09
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the quarterly period ended August 31, 2013

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 1, 2013 was 2,177,832.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF AUGUST 31, 2013 AND FEBRUARY 28, 2013

	(unaudited)
	August 31,	February 28,
	2013	2013
	(in thousands, except for share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$711	$1,297
Treasury bills and certificates of deposit	6,015	5,173
Accounts receivable, less allowance for doubtful accounts of $2	656	1,081
Inventories, net (Note 5)	4,269	4,033
Prepaid expenses and other current assets	151	168
TOTAL CURRENT ASSETS	11,802	11,752

PROPERTY, PLANT AND EQUIPMENT, net	603	592

OTHER ASSETS	30	36
TOTAL ASSETS	$12,435	$12,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – Post-petition	$363	$313
Accounts payable – Pre-petition	80	278
Customer deposits	296	271
Accrued expenses (Note 8)	469	722
TOTAL CURRENT LIABILITIES	1,208	1,584

LONG-TERM LIABILITIES, net of current portion	-	-
TOTAL LIABILITIES	1,208	1,584

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock	23	23
Additional paid-in capital	2,743	2,743
Accumulated other comprehensive income	15	13
Retained earnings	8,721	8,292
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS' EQUITY	11,227	10,796
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,435	$12,380

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012
(Unaudited, in thousands except for share and per share amounts)

	Three months		Six Months
	2013	2012	2013	2012

NET SALES	$2,041	$1,965	$4,317	$4,033
Cost of Sales	1,547	1,541	3,217	3,144

Gross Profit	494	424	1,100	889

Selling, General and Administrative Expenses	322	261	767	576

Operating Income	172	163	333	313

Other income (Note 7)
Other income	-	12	86	12
Interest Income	7	12	16	27
Total other income	7	24	102	39

Income before provision for income taxes	179	187	435	352

Provision for income taxes	(2)	(2)	(6)	(6)

Net Income	$177	$185	$429	$346

Other comprehensive income:
Unrealized (loss)/gain on investments	(8)	-	2	-
Total comprehensive income	$169	$185	$431	$346

Income Per Share from operating income-Basic	$.08	$.07	$.15	$.15
Income Per Share from operating income-Diluted	$.07	$.07	$.14	$.14

Net Income Per Share-Basic	$.08	$.08	$.20	$.15
Net Income Per Share-Diluted	$.07	$.08	$.18	$.14

Weighted average shares outstanding-Basic	2,177,832	2,249,931	2,177,832	2,259,469
Weighted average shares outstanding-Diluted	2,402,491	2,461,104	2,403,041	2,472,495

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012
(Unaudited)

	2013	2012
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$431	$346
Adjustments to reconcile net income to net cash provided by and (used in) operating activities:
Depreciation and amortization	117	143
Decrease (increase) in operating assets:
Accounts receivable	425	(94)
Inventories, net	(236)	(479)
Prepaid expenses and other current assets	17	(24)
Other assets	6	27
Increase (decrease) in operating liabilities:
Accounts payable – Post-petition	50	105
Accounts payable – Pre-petition	(198)	(14)
Customer deposits	25	42
Accrued expenses	(253)	(115)
Long-term liabilities	-	(10)
Total adjustments	(47)	(419)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	384	(73)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	2,340	2,928
Purchases of Treasury Bills and Certificates of Deposit	(3,182)	(2,583)
Purchases of property, plant and equipment	(128)	(69)

NET CASH (USED IN) /PROVIDED BY INVESTING ACTIVITIES	(970)	276

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(275)
Cash from exercise of employee stock options	-	7

NET CASH (USED IN) FINANCING ACTIVITIES	-	(268)

Net (decrease) in cash and cash equivalents	(586)	(65)

Cash and cash equivalents – beginning of the period	1,297	985

Cash and cash equivalents - end of the period	$711	$920

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the six months ended August 31, 2013 are not necessarily indicative of the results to be expected for the year ending February 28, 2014.

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

Face Value as of 08/31/13
Tbills	1,683,000
CD	4,330,000
6,013,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

As of August 31, 2013, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Face value	Fair Value
	(In thousands)
Maturing within one year	$5,266,000	$5,267,188
Maturing in one to three years	747,000	747,443
	$6,013,000	$6,014,631

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

Level 1.	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2.	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3.	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that results in management’s best estimate of fair value.

The Company’s brokered Treasury bills and certificates of deposits are subject to level 1 fair value measurement.

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of August 31, 2013 and February 28, 2013.

Shipping and Handling
Shipping and handling costs billed to customers are recorded in net sales.  Shipping costs incurred by the Company are recorded in cost of sales.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

3.           ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at five Superfund sites.  The Company made payments to USEPA on February 14, 2013 and May 22, 2013 in the amounts of $10,000 and $7,710 respectively, that completed the Company’s financial obligations under the Settlement Agreement. The Company has no further financial obligations to USEPA under the Settlement Agreement. In consideration of the payments made by the Company under the Settlement Agreement, USEPA agreed  not to sue or take any administrative action against the Company with regard to any of the Superfund sites.

On March 27, 2013, the Company entered into a Settlement Agreement (the "Agreement") with FDEP, which resolved all of the Company’s remaining obligations under a Consent Final Judgment previously entered  into with the Florida Department of Environmental Protection (“FDEP”), dated October 21, 1993, and amended on September 27, 1995.   Pursuant to the terms and conditions of the Agreement, the Company paid to FDEP the total sum of $165,000 (“Settlement Amount”), in full settlement of the Company’s obligations under the Consent Final Judgment.  Upon the Company’s payment of the Settlement Amount to FDEP on March 29, 2013, FDEP released the Company from any remaining obligations under the Consent Final Judgment, as amended, as well as any remaining obligations of the Company to FDEP under the Company's Fourth Amended Joint Plan of Reorganization (the "Confirmed Plan"), confirmed by order of the United States Bankruptcy Court for the Southern District of Florida (“Bankruptcy Court”) on August 20, 1993, in connection with the Company’s bankruptcy proceeding filed in 1992.  The Company has no further obligations to FDEP under the Confirmed Plan or the Consent Final Judgment, as amended.

On September 9, 2013, the Company received notice that the Company was named as a defendant in a Third Party Complaint filed by the Clarkstown Landfill Joint Defense Group (“JDG”).  In the Third Party Complaint, the JDG contends that the Company is liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC  to remediate the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (the “Clarkstown Landfill Site”).   The JDG has offered to settle its claim against the Company for the sum of $125,000.  The Company contends the JDG’s claim derives from NYSDEC’s claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, a claim that was discharged in bankruptcy as a result of the Bankruptcy Court’s August 20, 1993 order.  By letter dated September 11, 2013, the Company advised the JDG’s attorney that any attempt to serve the Third Party Complaint on the Company would violate the express terms and conditions of the Bankruptcy Court’s August 20, 1993 order and that the Company would seek a subsequent order from the Bankruptcy Court preventing the JDG from pursuing its claim against the Company.

4.           EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2013	2012	2013	2012
Weighted average common shares outstanding	2,177,832	2,249,931	2,177,832	2,259,469
Dilutive effect of employee stock options	224,659	211,173	225,209	213,026
Weighted average common shares outstanding, assuming dilution	2,402,491	2,461,104	2,403,041	2,472,495

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three-month periods ended August 31, 2013 and August 31, 2012 respectively, 12,300 and 13,500 shares underlying the Company's stock options were excluded from the calculation of diluted earning per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

5.           INVENTORIES

As of August 31, 2013, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,908,000	$(348,000)	$1,560,000
Work-In-Process	3,429,000	(1,243,000)	2,186,000
Finished Goods	1,203,000	(680,000)	523,000
Totals	$6,540,000	$(2,271,000)	$4,269,000

As of February 28, 2013, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,131,000	$(372,000)	$1,759,000
Work-In-Process	3,339,000	(1,206,000)	2,133,000
Finished Goods	750,000	(609,000)	141,000
Totals	$6,220,000	$(2,187,000)	$4,033,000

6.           INCOME TAXES

At August 31, 2013, the Company has net operating loss carryforwards of approximately $15,161,000 that expire through 2031.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at August 31, 2013 and February 28, 2013:

Deferred Tax Asset (Liability):	8/31/13	2/28/13
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	863,000	831,000
Section 263A capitalized costs	389,000	389,000
Total current deferred tax assets	1,253,000	1,221,000
Valuation allowance	(1,253,000)	(1,221,000)
	$0	$0

Long-term
Loss carryforwards	$5,330,000	$5,330,000
Depreciation	(71,000)	(58,000)
Total long-term deferred tax assets	5,259,000	5,272,000
Valuation allowance	(5,259,000)	(5,272,000)
	$0	$0

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the period ended August 31, 2013 and the year ended February 28, 2013. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended August 31, 2013 and for the year ended February 28, 2013 is as follows:

	8/31/13	2/28/13
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	2.5	1.0
Effective income tax rate	2.5%	1.0%

7.           OTHER INCOME

The $7,000 of other income reflected in the unaudited condensed statements of income for the quarter ended August 31, 2013 consists of interest income on investment in treasury bills and certificates of deposit.  The $24,000 of other income reflected in the condensed statements of income for the quarter ended August 31, 2012 consists of $12,000 of interest income on investment in treasury bills net of changes in market value plus $12,000 of income from receivables adjustments.

8.           ACCRUED EXPENSES

As of August 31, 2013 and February 28, 2013, accrued expenses and other liabilities consisted of the following:

	8/31/13	2/28/13
Payroll and related employee benefits	$385,000	$451,000
Income taxes	16,000	11,000
Property taxes	29,000	7,000
Environmental liabilities	-	125,000
Other liabilities	39,000	128,000
	$469,000	$722,000

9.           EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2013 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$7,000	$63,000	$0	$18,000	$88,000
Canada and Latin America	7,000	0	3,000	0	10,000
Far East and Middle East	6,000	0	1,000	98,000	105,000
United States	389,000	873,000	99,000	477,000	1,838,000
Totals	$409,000	$936,000	$103,000	$593,000	$2,041,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2012 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$0	$11,000	$0	$11,000
Canada and Latin America	7,000	0	7,000	0	14,000
Far East and Middle East	0	0	3,000	63,000	66,000
United States	407,000	856,000	134,000	477,000	1,874,000
Totals	$414,000	$856,000	$155,000	$540,000	$1,965,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended August 31, 2013, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	49%
Lockheed Martin Corporation	11%
60%

For the quarter ended August 31, 2012, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	34%
United States Government	21%
55%

10.            MAJOR SUPPLIERS

For the quarter ended August 31, 2013, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	44%
Air Products, Inc.	9%
53%

For the quarter ended August 31, 2012, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
WUXI Streamtek Ltd.	19%
Aotco Metal Finishing	13%
32%

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

11.         COMMITMENTS AND CONTINGENCIES

              Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2014	197,000
2015	403,000
2016	415,000
2017	355,000
Total	$1,370,000

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013 and the Condensed Financial Statements and the related Notes to unaudited Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Treasury bills and certificates of deposit, accounts receivable, shipping and handling, and inventories. A discussion of all of these critical accounting policies can be found in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

Trends and Uncertainties:

During the three months ended August 31, 2013, the Company’s book-to-bill ratio was approximately 1.14 as compared to approximately 1.44 for the three months ended August 31, 2012, reflecting a decrease in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures to continue profitable business operations.

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

Results of Operations-Three Months Ended August 31, 2013 Compared to Three Months Ended August 31, 2012:

Net sales for the three months ended August 31, 2013 increased 4% to $2,041,000 as compared to $1,965,000 for the three months ended August 31, 2012.  This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended August 31, 2013 increased to $1,547,000 from $1,541,000 for the three months ended August 31, 2012, primarily due to a higher level of shipments.  Expressed as a percentage of sales, cost of sales decreased to 76% from 78% for the same period in 2012.  This decrease in percentage was due primarily to lower raw material cost as a result of  precious metal recovery and a higher amount of net sales as described above.

Gross profit for the three months ended August 31, 2013 increased to $494,000 from $424,000 for the three months ended August 31, 2012, primarily due to an increase in net sales and lower raw material cost as mentioned above.  Accordingly, gross margins on the Company’s sales increased to 24% for the three months ended August 31, 2013 in comparison to 22% for the three months ended August 31, 2012.

For the three months ended August 31, 2013, the Company shipped 30,191 units as compared to 75,556 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended August 31, 2013, the Company’s backlog of open orders increased 5% to $6,127,000 as compared to the backlog of open orders of $5,863,000 as of May 31, 2013. Also, for the three months ended August 31, 2013, the Company’s backlog of open orders decreased 31%  as compared to the backlog of open orders of $8,840,000 as of August 31, 2012.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 18% to $2,319,000 in the level of bookings during the three months ended August 31, 2013 as compared to the same period in the prior year. The decrease in bookings for the three months ended August 31, 2013 is principally a result of a decrease in the placement of orders by key customers, resulting in a decrease in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $322,000 for the three months ended August 31, 2013 from $261,000 for the same period in the prior year. The increase reflects higher legal fees and expenses associated with our annual meeting.  During the three months ended August 31, 2013, selling, general, and administrative expenses as a percentage of net sales increased to 16% as compared to 13% for the three months ended August 31, 2012.

Operating income for the three months ended August 31, 2013 increased to $172,000 as compared to $163,000 for the three months ended August 31, 2012. This increase is due primarily to higher net sales and lower cost of materials as a result of precious metal recovery.

The Company recorded other income of  $7,000 for the three months ended August 31, 2013 as compared to $24,000 for the three months ended August 31, 2012. Other income for the three months ended August 31, 2013 includes $7,000 of interest income on investment in treasury bills and certificates of deposit. Other income for the three months ended August 31, 2012 includes $12,000 of interest income on investment in treasury bills and certificates of deposit, net of changes in market value, and $12,000 of income from a non-recurring adjustment to accounts receivable. The decrease in interest income is due primarily to a decrease in interest rates on invested funds.

Net income for the three months August 31, 2013 decreased to $177,000 as compared to $185,000 for the same period in 2012.  This decrease is due primarily to increased selling, general, and administrative expenses as outlined above.

Results of Operations-Six Months Ended August 31, 2013 Compared to Six Months Ended August 31, 2012:

Net sales for the six months ended August 31, 2013 increased 7% to $4,317,000 as compared to $4,033,000 for the six months ended August 31, 2012.  This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2013 increased to $3,217,000 from $3,144,000 for the six months ended August 31, 2012.  Expressed as a percentage of sales, cost of sales decreased to 75% as compared to 78% for the same period in 2012. This decrease in percentage was due primarily to lower raw material cost as a result of precious metal recovery and a higher amount of net sales as described above.

Gross profit for the six months ended August 31, 2013 increased to $1,100,000 from $889,000 for the six months ended August 31, 2012, primarily due to an increase in net sales and lower raw material cost as mentioned above. Gross margins on the Company’s sales increased to 25% as compared to 22% for the same period in 2012.

For the six months ended August 31, 2013, the Company shipped 56,021 units as compared to 112,732 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the six months ended August 31, 2013, the Company’s backlog of open orders decreased 20% to $6,127,000 as compared to the backlog of open orders of $7,685,000 as of February 28, 2013. Also, for the six months ended August 31, 2013, the Company’s backlog of open orders decreased 31% as compared to the backlog of open orders of $8,841,000 as of August 31, 2012. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease of 60% to $2,774,000 in the level of bookings during the six months ended August 31, 2013 when compared with the six months ended August 31, 2012. The decrease occurred principally a result of a decrease in the placement of orders by key customers, resulting in a decrease in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $767,000 for the six months ended August 31, 2013 from $576,000 for the same period  in the prior year, primarily due to higher legal fees associated with a shareholder lawsuit and expenses associated with our annual meeting.  During the six months ended August 31, 2013, selling, general, and administrative expenses as a percentage of net sales increased to 18% as compared to 14% for the six months ended August 31, 2012.

Operating income for the six months ended August 31, 2013 increased to $333,000 from $313,000 for the six months ended August 31, 2012. This increase is due primarily to higher net sales and lower cost of materials as a result of precious metal recovery.

The Company recorded other income of $102,000 for the six months ended August 31, 2013 as compared to other income of $39,000 for the six months ended August 31, 2012.  Included in other income for the six months ended August 31, 2013 was $90,000 of income from cancellation of debt and $16,000 of interest income on investment in treasury bills and certificates of deposit partially offset by $4,000 of other expense. Included in other income for the six months ended August 31, 2012 was $27,000 of interest income on investment in treasury bills and certificates of deposit, net of changes in market value, and $12,000 of income from receivables adjustments.

Net income for the six months ended August 31, 2013 increased to $429,000 from $346,000 for the same period in 2012.  This increase is due primarily to higher net sales, lower cost of materials, and an increase in other income as outlined above.

Liquidity and Capital Resources:

Operating Activities:
Net cash provided by operating activities was $384,000 for the six months ended August 31, 2013 primarily reflecting net income of $431,000.

Net cash used in operating activities was $73,000 for the six months ended August 31, 2012 primarily reflecting net income of $346,000 offset by an increase of $479,000 to net inventories.

Investing Activities:
Net cash used in investing activities was $970,000 for the six months ended August 31, 2013 primarily reflecting $842,000 in investments in treasury bills and certificates of deposit and $128,000 in purchases of property, plant and equipment.

Net cash provided by investing activities was $276,000 for the six months ended August 31, 2012 primarily reflecting a net decrease of $345,000 in investments in treasury bills and certificates of deposit offset by $69,000 in purchases of property, plant and equipment.

Financing Activities:
There was no net cash used in financing activities for the six months ended August 31, 2013.

Net cash used in financing activities was $268,000 for the six months ended August 31, 2012 primarily reflecting a $275,000 purchase of treasury stock offset by $7,000 from stock option exercises by the Company’s employees.

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $150,000 during the balance of the current fiscal year and will be funded from operations.

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

At August 31, 2013, February 28, 2013 and August 31, 2012, the Company had cash and cash equivalents of approximately $711,000, $1,297,000 and $920,000, respectively.  The cash decrease for the six months ended August 31, 2013 was primarily due to the purchase of treasury bills and certificates of deposit.

At August 31, 2013, February 28, 2013 and August 31, 2012, the Company had investments in treasury bills and certificates of deposit of approximately $6,015,000, $5,173,000 and $6,269,000, respectively.

At August 31, 2013, the Company had working capital of $10,594,000 as compared with a working capital at August 31, 2012 of $9,804,000.  At February 28, 2013, the Company had a working capital of $10,168,000.  The $426,000 increase for the six months ended August 31, 2013 was due primarily to the $429,000 of net income for the period.

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

•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
•	We may make substantial investments in plant and equipment that may become impaired.
•	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
•	Our international operations expose us to material risks, including risks under U.S. export laws.
•	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which could cause our business and reputation to suffer.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
•	Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

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

PART II– OTHER INFORMATION

ITEM 6.           EXHIBITS:

Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: October 9, 2013

/s/ Shevach Saraf
Shevach Saraf
Chairman, President,
Chief Executive Officer,
Treasurer and Chief Financial Officer
(Principal Executive and Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase