Form 10-Q
period 2013-11-30
SOLITRON DEVICES INC
filed 2014-01-14
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 10, 2014 was 2,177,832.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.

PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements

		Condensed Balance Sheets
		November 30, 2013 (unaudited) and February 28, 2013	2

		Condensed Statements of Income (unaudited)
		Three and Nine months Ended November 30, 2013 and 2012	3

		Condensed Statements of Cash Flows (unaudited)
		Nine months Ended November 30, 2013 and 2012	4

		Notes to Condensed Financial Statements	5-12

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item	4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	20

Item	6.	Exhibits	20

Signatures			21

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF NOVEMBER 30, 2013 AND FEBRUARY 28, 2013

	(unaudited) November 30, 2013	February 28, 2013
	(in thousands, except for share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$377	$1,297
Treasury bills and certificates of deposit	6,205	5,173
Accounts receivable, less allowance for doubtful accounts of $2	700	1,081
Inventories, net (Note 5)	4,516	4,033
Prepaid expenses and other current assets	186	168
TOTAL CURRENT ASSETS	11,984	11,752

PROPERTY, PLANT AND EQUIPMENT, net	601	592

OTHER ASSETS	13	36
TOTAL ASSETS	$12,598	$12,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – Post-petition	$230	$313
Accounts payable – Pre-petition	4	278
Customer deposits	196	271
Accrued expenses (Note 8)	590	722
TOTAL CURRENT LIABILITIES	1,020	1,584

TOTAL LIABILITIES	1,020	1,584

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock	23	23
Additional paid-in capital	2,743	2,743
Accumulated other comprehensive income	10	13
Retained earnings	9,077	8,292
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS' EQUITY	11,578	10,796
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,598	$12,380

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2013 AND NOVEMBER 30, 2012
(Unaudited, in thousands except for share and per share amounts)

	Three months		Nine months
	2013	2012	2013	2012

NET SALES	$2,115	$1,966	$6,432	$5,999
Cost of Sales	1,428	1,547	4,645	4,691

Gross Profit	687	419	1,787	1,308

Selling, General and Administrative Expenses	413	249	1,180	825

Operating Income	274	170	607	483

Other income (Note 7)
Other income	77	219	163	231
Interest Income	12	11	28	38
Total other income	89	230	191	269

Income before provision for income taxes	363	400	798	752

Provision for income taxes	(3)	(1)	(9)	(7)

Net Income	$360	$399	$789	$745

Other comprehensive income:
Unrealized (loss) on investments	(9)	-	(7)	-
Total comprehensive income	$351	$399	$782	$745

Income Per Share from operating income-Basic	$.13	$.08	$.28	$.22
Income Per Share from operating income-Diluted	$.11	$.07	$.25	$.20

Net Income Per Share-Basic	$.16	$.18	$.36	$.33
Net Income Per Share-Diluted	$.15	$.17	$.33	$.30

Weighted average shares outstanding-Basic	2,177,832	2,177,832	2,177,832	2,232,256
Weighted average shares outstanding-Diluted	2,405,711	2,395,453	2,403,931	2,446,814

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30, 2013 AND NOVEMBER 30, 2012
(Unaudited)

	2013	2012
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$782	$745
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	175	224
Decrease (increase) in operating assets:
Accounts receivable	381	(97)
Inventories, net	(483)	(958)
Prepaid expenses and other current assets	(18)	19
Other assets	23	22
Increase (decrease) in operating liabilities:
Accounts payable – Post-petition	(83)	240
Accounts payable – Pre-petition	(274)	(711)
Customer deposits	(75)	41
Accrued expenses	(132)	(134)
Long-term liabilities	-	(10)
Total adjustments	(486)	(1,364)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	296	(619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	1,799	3,309
Purchases of Treasury Bills and Certificates of Deposit	(2,831)	(2,583)
Purchases of property, plant and equipment	(184)	(153)

NET CASH (USED IN) /PROVIDED BY INVESTING ACTIVITIES	(1,216)	573

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(275)
Cash from exercise of employee stock options	-	7

NET CASH (USED IN) FINANCING ACTIVITIES	-	(268)

Net (decrease) in cash and cash equivalents	(920)	(314)

Cash and cash equivalents – beginning of the period	1,297	985

Cash and cash equivalents - end of the period	$377	$671

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2013 are not necessarily indicative of the results to be expected for the year ending February 28, 2014.

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

Total Face Value as of 11/30/13
Tbills	1,283,000
CD	4,923,000
6,206,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

As of November 30, 2013, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Face value	Fair Value
	(In thousands)
Maturing within one year	$5,459,000	$5,457,566
Maturing in one to three years	747,000	746,996
	$6,206,000	$6,204,562

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

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that results in management’s best estimate of fair value.

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of November 30, 2013 and February 28, 2013.

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

In November 2013, the Company was served with a third party complaint  filed in the United States District Court for the Northern District of New York in which the Company was named as a defendant in a suit brought by the Clarkstown Landfill Joint Defense Group (“JDG”). In the third party complaint, the JDG contends that the Company is liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC to remediate the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (the “Clarkstown Landfill Site”). The JDG previously offered to settle its claim against the Company for the sum of $125,000; the offer has now been withdrawn. The Company contends that JDG’s claim derives from NYSDEC’s claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, a claim that was discharged in bankruptcy as a result of the Bankruptcy Court’s August 20, 1993 order. The Company intends to seek an order from the United States Bankruptcy Court for the Southern Districe of Florida enforcing its prior injunction against such suits pursuant to the Bankruptcy Court’s August 20, 1993 order. If unsuccessful in this effort, the Company intends to provide a vigorous defense to the claims asserted against the Company in the third party complaint.

4.   EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	2,177,832	2,177,832	2,177,832	2,232,256
Dilutive effect of employee stock options	227,879	217,621	226,099	214,558
Weighted average common shares outstanding, assuming dilution	2,405,711	2,395,453	2,403,931	2,446,814

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three-month periods ended November 30, 2013 and November 30, 2012 respectively, 0 and 13,500 shares underlying the Company's stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

5.   INVENTORIES

As of November 30, 2013, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,401,000	$(348,000)	$2,053,000
Work-In-Process	2,743,000	(1,243,000)	1,500,000
Finished Goods	1,635,000	(672,000)	963,000
Totals	$6,779,000	$(2,263,000)	$4,516,000

As of February 28, 2013, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,131,000	$(372,000)	$1,759,000
Work-In-Process	3,339,000	(1,206,000)	2,133,000
Finished Goods	750,000	(609,000)	141,000
Totals	$6,220,000	$(2,187,000)	$4,033,000

6.   INCOME TAXES

At November 30, 2013, the Company has net operating loss carryforwards of approximately $14,301,000 that expire through 2031. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at November 30, 2013 and February 28, 2013:

Deferred Tax Asset (Liability):	11/30/13	2/28/13
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	860,000	831,000
Section 263A capitalized costs	609,000	389,000
Total current deferred tax assets	1,470,000	1,221,000
Valuation allowance	(1,470,000)	(1,221,000)
	$0	$0

Long-term
Loss carryforwards	$5,434,000	$5,330,000
Depreciation	(71,000)	(58,000)
Total long-term deferred tax assets	5,363,000	5,272,000
Valuation allowance	(5,363,000)	(5,272,000)
	$0	$0

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the period ended November 30, 2013 and the year ended February 28, 2013. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended November 30, 2013 and for the year ended February 28, 2013 is as follows:

	11/30/13	2/28/13
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	2.5	1.0
Effective income tax rate	2.5%	1.0%

7.   OTHER INCOME

The $89,000 of other income reflected in the unaudited condensed statements of income for the quarter ended November 30, 2013 consists of $77,000 of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings and $12,000 of interest income on investment in treasury bills and certificates of deposit. The $230,000 of other income reflected in the unaudited condensed statements of income for the quarter ended November 30, 2012 consists of $215,000 of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings, $11,000 of interest income on investment in treasury bills and certificates of deposit and $4,000 of income from federal tax adjustments.

During the nine months ended November 30, 2013, the Company again performed an extensive effort by phone and by mail to contact unsecured creditors who could not be contacted previously. Having exhausted all avenues, the Company has reduced its obligation to unsecured creditors to approximately $4000 and has recognized approximately $77,000 of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings.

8.           ACCRUED EXPENSES

As of November 30, 2013 and February 28, 2013, accrued expenses and other liabilities consisted of the following:

	11/30/13	2/28/13
Payroll and related employee benefits	$516,000	$451,000
Income taxes	11,000	11,000
Property taxes	-	7,000
Environmental liabilities	-	125,000
Other liabilities	63,000	128,000
	$590,000	$722,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

9.   EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2013 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$196,000	$0	$25,000	$221,000
Canada and Latin America	22,000	0	13,000	0	35,000
Far East and Middle East	0	0	0	47,000	47,000
United States	257,000	788,000	113,000	654,000	1,812,000
Totals	$279,000	$984,000	$126,000	$726,000	$2,115,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2012 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$273,000	$10,000	$0	$283,000
Canada and Latin America	22,000	0	0	0	22,000
Far East and Middle East	3,000	0	7,000	75,000	85,000
United States	321,000	587,000	72,000	596,000	1,576,000
Totals	$346,000	$860,000	$89,000	$671,000	$1,966,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended November 30, 2013, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	67%
BAE Systems Australia	9%
76%

For the quarter ended November 30, 2012, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	53%
BAE Systems Australia	14%
67%

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

10.   MAJOR SUPPLIERS

For the quarter ended November 30, 2013, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	37%
Air Products, Inc.	9%
46%

For the quarter ended November 30, 2012, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
WUXI Streamtek Ltd.	18%
Egide, USA	18%
36%

11.   COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2014	94,000
2015	403,000
2016	415,000
2017	355,000
Total	$1,267,000

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013 and the unaudited Condensed Financial Statements and the related Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Trends and Uncertainties:

During the three months ended November 30, 2013, the Company’s book-to-bill ratio was approximately .81 as compared to approximately .39 for the three months ended November 30, 2012, reflecting an increase in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.

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

When appropriate, the Company builds complete customer orders to take advantage of production efficiencies.  Since typical customer requirements state that orders can ship within a window of five days early to five days late, the Company will place the balance of the unshipped order into finished goods inventory.

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

Results of Operations-Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012:

Net sales for the three months ended November 30, 2013 increased 8% to $2,115,000 as compared to $1,966,000 for the three months ended November 30, 2012.  This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements and to the relative value of the mix of products shipped.

Cost of sales for the three months ended November 30, 2013 decreased to $1,428,000 from $1,547,000 for the three months ended November 30, 2012, primarily due to lower raw material costs.  Expressed as a percentage of sales, cost of sales decreased to 68% from 79% for the same period in 2012.  This decrease in percentage was due primarily to lower raw material cost as a result of higher production yields and infrequent precious metal recovery, combined with a higher amount of net sales as described above.

Gross profit for the three months ended November 30, 2013 increased to $687,000 from $419,000 for the three months ended November 30, 2012, primarily due to a higher amount of net sales and lower raw material cost as mentioned above.  Accordingly, gross margins on the Company’s sales increased to 32% for the three months ended November 30, 2013 in comparison to 21% for the three months ended November 30, 2012.

For the three months ended November 30, 2013, the Company shipped 21,634 units as compared to 43,003 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average per unit sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended November 30, 2013, the Company’s backlog of open orders decreased 6% to $5,733,000 as compared to the backlog of open orders of $6,127,000 as of August 31, 2013. Also, for the three months ended November 30, 2013, the Company’s backlog of open orders decreased 25% as compared to backlog of open orders of $7,632,000 as of November 30, 2012.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 126% to $1,717,000 in the level of bookings during the three months ended November 30, 2013 as compared to the same period in the prior year. The increase in bookings for the three months ended November 30, 2013 is principally a result of an increase in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $413,000 for the three months ended November 30, 2013 from $249,000 for the same period in the prior year. The increase reflects higher legal fees, sales wages, and sales travel.  During the three months ended November 30, 2013, selling, general, and administrative expenses as a percentage of net sales increased to 20% as compared to 13% for the three months ended November 30, 2012.

Operating income for the three months ended November 30, 2013 increased to $274,000 as compared to $170,000 for the three months ended November 30, 2012. This increase is due primarily to lower raw material costs as a result of higher yields and precious metal recovery and a higher amount of net sales as described above.

The Company recorded other income of $89,000 for the three months ended November 30, 2013 as compared to $230,000 for the three months ended November 30, 2012. Other income for the three months ended November 30, 2013 includes $77,000 of income from relief of obligation (see note 8) and $12,000 of interest income on investment in treasury bills and certificates of deposit. Other income for the three months ended November 30, 2012 includes $215,000 of income from relief of obligation and $11,000 of interest income on investment in treasury bills and certificates of deposit net of changes in market value and $4,000 of income from federal tax adjustments.

Net income for the three months November 30, 2013 decreased to $351,000 as compared to $399,000 for the same period in 2012.  This decrease is due primarily to a decrease in income from relief of obligation for the three months ended November 30, 2013.

Results of Operations-Nine months Ended November 30, 2013 Compared to Nine months Ended November 30, 2012:

Net sales for the nine months ended November 30, 2013 increased 7% to $6,432,000 as compared to $5,999,000 for the nine months ended November 30, 2012.  This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements and to the relative value of the mix of products shipped.

Cost of sales for the nine months ended November 30, 2013 decreased to $4,645,000 from $4,691,000 for the nine months ended November 30, 2012 primarily due to lower raw material costs.  Expressed as a percentage of sales, cost of sales decreased to 72% as compared to 78% for the same period in 2012. This decrease in percentage was due primarily to lower raw material cost as a result of higher production yields and infrequent precious metal recovery, combined with a higher amount of net sales as described above.

Gross profit for the nine months ended November 30, 2013 increased to $1,787,000 from $1,308,000 for the nine months ended November 30, 2012, primarily due to a higher amount of net sales and lower raw material cost as mentioned above. Gross margins on the Company’s sales increased to 28% as compared to 22% for the same period in 2012.

For the nine months ended November 30, 2013, the Company shipped 77,655 units as compared to 139,666 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average per unit sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the nine months ended November 30, 2013, the Company’s backlog of open orders decreased 25% to $5,733,000 as compared to backlog of open orders of $7,685,000 as of February 28, 2013. Also, for the nine months ended November 30, 2013, the Company’s backlog of open orders decreased 25% as compared to backlog of open orders of $7,632,000 as of November 30, 2012. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease of 41% to $4,490,000 in the level of bookings during the nine months ended November 30, 2013 when compared with the nine months ended November 30, 2012. The decrease occurred principally a result of a decrease in the placement of orders by key customers, resulting in a decrease in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $1,180,000 for the nine months ended November 30, 2013 from $825,000 for the same period in the prior year, primarily due to higher legal fees associated with a shareholder lawsuit and expenses associated with our annual meeting. During the nine months ended November 30, 2013, selling, general, and administrative expenses as a percentage of net sales increased to 18% as compared to 14% for the nine months ended November 30, 2012.

Operating income for the nine months ended November 30, 2013 increased to $607,000 from $483,000 for the nine months ended November 30, 2012. This increase is due primarily to a higher amount of net sales and lower raw material cost as a result of higher yields and precious metal recovery as described above.

The Company recorded other income of $191,000 for the nine months ended November 30, 2013 as compared to other income of $269,000 for the nine months ended November 30, 2012.  Included in other income for the nine months ended November 30, 2013 was $167,000 of income from relief of obligation and $28,000 of interest income on investment in treasury bills and certificates of deposit partially offset by $4,000 of other expense. Included in other income for the nine months ended November 30, 2012 was $215,000 of income from relief of obligation and $38,000 of interest income on investment in treasury bills and certificates of deposit plus $12,000 of income from receivables adjustments and $4,000 of income from federal tax adjustments.

Net income for the nine months ended November 30, 2013 increased to $782,000 from $745,000 for the same period in 2012.  This increase is due primarily to a higher amount of net sales and lower raw material cost as a result of higher yields and precious metal recovery as described above.

Liquidity and Capital Resources:

Operating Activities:
Net cash provided by operating activities was $296,000 for the nine months ended November 30, 2013 primarily reflecting net income of $782,000 offset by an increase of $483,000 to net inventories.

Net cash used in operating activities was $619,000 for the nine months ended November 30, 2012 primarily reflecting net income of $745,000 offset by an increase of $958,000 to net inventories.

Investing Activities:
Net cash used in investing activities was $1,216,000 for the nine months ended November 30, 2013 primarily reflecting a net increase of $1,032,000 in investments in treasury bills and certificates of deposit and $184,000 in purchases of property, plant and equipment.

Net cash provided by investing activities was $573,000 for the nine months ended November 30, 2012 primarily reflecting a net decrease of $726,000 in investments in treasury bills and certificates of deposit offset by $153,000 in purchases of property, plant and equipment.

Financing Activities:
There was no net cash used in financing activities for the nine months ended November 30, 2013.

Net cash used in financing activities was $268,000 for the nine months ended November 30, 2012 primarily reflecting a $275,000 purchase of treasury stock offset by $7,000 from stock option exercises by the Company’s employees.

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $75,000 during the balance of the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of   profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the next twelve months. However, due to the level of current backlog and projected new order intake (due to the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry), the Company might be required to take cost cutting and productivity enhancing activity to assure its continued profitability.

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

At November 30, 2013, February 28, 2013 and November 30, 2012, the Company had cash and cash equivalents of approximately $377,000, $1,297,000 and $671,000, respectively.  The cash decrease for the nine months ended November 30, 2013 was primarily due to the purchase of treasury bills and certificates of deposit.

At November 30, 2013, February 28, 2013 and November 30, 2012, the Company had investments in treasury bills and certificates of deposit of approximately $6,205,000, $5,173,000 and $5,888,000, respectively.

At November 30, 2013, the Company had working capital of $10,964,000 as compared with a working capital at November 30, 2012 of $10,195,000.  At February 28, 2013, the Company had a working capital of $10,168,000.  The $796,000 increase for the nine months ended November 30, 2013 was due primarily to the $782,000 of net income for the period.

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

PART II– OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

In November 2013, the Company was served with a third party complaint filed in the United States District Court for the Northern District of New York in which the Company was named as a defendant in a suit brought by the Clarkstown Landfill Joint Defense Group (“JDG”). In the third party complaint, the JDG contends that the Company is liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC to remediate the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (the “Clarkstown Landfill Site”). The JDG previously offered to settle its claim against the Company for the sum of $125,000; the offer has now been withdrawn. The Company contends that JDG’s claim derives from NYSDEC’s claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, a claim that was discharged in bankruptcy as a result of the Bankruptcy Court’s August 20, 1993 order. The Company intends to seek an order from the United States Bankruptcy Court for the Southern Districe of Florida enforcing its prior injunction against such suits pursuant to the Bankruptcy Court’s August 20, 1993 order. If unsuccessful in this effort, the Company intends to provide avigorous defense to the claims asserted against the Company in the third party complaint.

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

SOLITRON DEVICES, INC.

Date: January 14, 2014	/s/ Shevach Saraf
Shevach Saraf
Chairman, President, Chief Executive Officer, Treasurer and
Chief Executive Officer, Chief Financial Officer (Principal Executive and Financial Officer)

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