Form 10-K
period 2014-02-28
SOLITRON DEVICES INC
filed 2014-05-27
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 30, 2013 was $7,420,000 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 19, 2014 was 2,177,832.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2014 are incorporated herein by reference in Part III.

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

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 28, 2014 and February 28, 2013 and (ii) contributions to the Company's total order backlog at February 28, 2014 and February 28, 2013.

	(i)	(i)
	% of Total Sales	% of Total Sales	(ii)	(ii)
	for Fiscal Year	for Fiscal Year	% Backlog	% Backlog
	Ended	Ended	at	at
	February 28,	February 28,	February 28,	February 28,
Product Line	2014	2013	2014	2013

Power Transistors	14%	18%	13%	11%
Hybrids	51%	50%	67%	52%
Power MOSFETS	30%	27%	17%	34%
Field Effect Transistors	5%	5%	3%	3%
	100%	100%	100%	100%

The Company’s backlog at February 28, 2014 and February 28, 2013 and total sales for the years ended February 28, 2014 and February 28, 2013 reflect demand for the Company’s products at such dates and for such periods.  For more information, see “Backlog” below.  The variation in the proportionate share of each product line for each period reflects changes emanating from: demand, Congressional appropriations, the process and timing associated with awards of defense contracts, and shifts in technology and consolidation of defense prime contractors.

The Company’s semiconductor products can be classified as active electronic components.  Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current.  The Company’s active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete.  Discrete devices contain one single semiconductor element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit.  In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip.  A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated.  Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products.  The latter are designed and manufactured to meet a customer’s particular requirements.  For the fiscal years ended February 28, 2014 and February 28, 2013, approximately 90% of the Company’s sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military.  The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, and spacecraft.  The Company’s products have been used on the space shuttle and on the spacecraft sent to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner).  For the fiscal years ended February 28, 2014 and February 28, 2013, approximately 90% of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 10% of sales are for non-military, scientific and industrial applications.

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

Each new design is first produced on a CAD/CAE (Computer Aided Design/Computer Aided Engineering) computer system.  The design layout is then reduced to the desired micro size and transferred to silicon wafers in a series of steps that include photolithography, chemical or plasma etching, oxidation, diffusion and metallization.  The wafers then go through a fabrication process.  When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device or a single diode.  The wafers are tested using a computerized test system prior to being separated into individual chips.  The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies.  The chips are normally mounted inside a chosen package using eutectic, soft solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires.  Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation. In the case of hybrids, design engineers formulate the circuit and layout designs.  Ceramic substrates are then printed with thick film gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit.  Semiconductor chips, resistor chips, capacitor chips and inductors are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins.  For the years ended February 28, 2014 and February 28, 2013, the Company manufactured approximately 20% of the hybrid packages it used and purchased the balance from suppliers.

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

ISO 9001:2000

In March 2000, Underwriters Laboratories awarded the Company ISO 9001 qualification.  The ISO 9001 Program is a series of quality management and assurance standards developed by a technical committee of the European Community Commission working under the International Organization for Standardization.   During an annual surveillance audit performed in November 2013, the Company was subsequently qualified as meeting the new ISO 9001:2008 standard.

AS9100

In September 2009, Underwriters Laboratories awarded the Company AS9100 qualification. During an annual surveillance audit performed in November 2013, the Company was re-certified. Companies in the aerospace industry are increasingly selecting suppliers on the basis of AS9100 certification. Achieving certified status means that the Company may obtain new business that may have been out of reach in the past and as obtaining such certification is now a requirement of several customers, we expect to maintain ongoing relationships with our existing aerospace customers long into the future.

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

During the fiscal year ended February 28, 2014, the Company sold products to approximately 76 customers. Of these 76 customers, 24 had not purchased products from the Company during the previous fiscal year.   During the fiscal year ended February 28, 2014, Raytheon Company accounted for approximately 56% of total sales, as compared to the 44% it accounted for during the fiscal year ended February 28, 2013. During the fiscal year ended February 28, 2014, sales to the United States Government accounted for approximately 6% of total sales, as compared to the 10% it accounted for during the fiscal year ended February 28, 2013. Other than Raytheon Company, the Company had no customers that accounted for more than 10% of total sales during the last fiscal year. Fifteen of the Company’s customers accounted for approximately 93% of the Company’s sales during the fiscal year ended February 28, 2014.  It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period.  Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales.  As a result, the Company expects customer concentration to continue.  The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company.

Historically, during the fiscal year ended February 28, 2014 and since that date, a substantial portion of the Company’s products were sold pursuant to contracts, or subcontracts with or to customers whose end products are sold to the United States Government.  Accordingly, the Company’s sales may be adversely impacted by Congressional appropriations, changes in national defense policies and priorities and the sequestration process that was triggered on March 1, 2013 which imposes automatic, across-the-board cuts to mandatory and discretionary federal spending over the next ten years.  All of the Company’s contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Australia, accounted for approximately 14% of the Company’s net sales for the fiscal year ended February 28, 2014 as compared to 15% for the year ended February 28, 2013.  All sales to foreign customers are conducted utilizing exclusively U.S. dollars.  See Note 9 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, more than 97% of which is scheduled for delivery within 12 months, was approximately $8,170,000 at February 28, 2014, as compared to $7,685,000 as of February 28, 2013. For the years ended February 28, 2014 and February 28, 2013, the entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2015.  In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bookings and Backlog.”

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process.  The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities.  For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company’s backlog as of any particular date may not be indicative of actual sales for any succeeding period.  See “Management’s Discussions and Analysis of Financial Conditions – Result of Operations” for a discussion of the decrease in bookings for the year ended February 28, 2014 as compared to the previous year.

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

The Company also plans to continue its efforts in selling commercial semiconductors and power modules and to develop appropriate strategic alliance arrangements.  If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the build up of inventories of finished goods and invest in capital equipment (assembly and test) to replace older generation equipment and to support new product manufacturing.   Any financing necessary to fund these initiatives could come from equipment leasing, among other financing alternatives. Despite its intentions, the Company cannot assure you that any of the above described  plans will be successful in increasing liquidity, reducing costs or improving sales.

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition.    However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability, performance and service. Management believes, however, that to the extent the Company’s business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components.  Additionally, the decline in military orders in programs the Company participates in and the shift in the requirement of the Defense Department whereby the use of Commercial Off The Shelf (COTS) components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share.  In the non-military, non-aerospace markets, the Company is subject to greater price erosion and foreign competition.   The Company continues its efforts to identify a niche market for high-end industrial custom power modules and custom motor controllers where the Company’s capabilities can offer a technological advantage to customers in the motor driver and power supplies industries.  However, there is no guarantee that the Company will be successful in this effort. The Company continues its effort to offer a solution to customers who seek alternative sources to bi-polar semiconductors that are discontinued by other manufacturers. However, there is no guarantee that the Company will be successful in this effort.

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

EMPLOYEES

At February 28, 2014, the Company had 82 employees, 52 of whom were engaged in production activities, 3 in sales and marketing, 6 in executive and administrative capacities and 21 in technical and support activities. Of the 82 employees, 78 were full time employees and 4 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization.  The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements.  A few of the key suppliers of raw materials and finished packages purchased by the Company, and their approximate percentage of total purchases, are: Egide USA Inc. (37%), Air Products, Inc. (9%), Stellar Industries Inc. (7%), Wuxi Streamtek Ltd. (6%), and CPS Technologies Inc. (4%). Because of a diminishing number of sources for components and packages in particular, and the sharp increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold.  Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer’s needs, leading to lost revenues. Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

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

ENVIRONMENTAL LIABILITIES

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“ATP Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at five Superfund sites.  The Company made periodic payments to USEPA under the ATP Settlement Agreement, the last of which were made on February 14, 2013 and May 22, 2013 in the amounts of $10,000 and $7,710, respectively. The $10,000 was accrued in fiscal year 2006.  The $7,710 was accrued in fiscal year 2013.  These final payments satisfied the Company’s financial obligations under the ATP Settlement Agreement.  In consideration of all payments made by the Company under the ATP Settlement Agreement, USEPA agreed not to sue or take any administrative action against the Company with regard to any of the Superfund sites.

On March 27, 2013, the Company entered into a Settlement Agreement (“FDEP Settlement Agreement") with the Florida Department of Environmental Protection (“FDEP”), which resolved all of the Company’s remaining obligations under a Consent Final Judgment previously entered into with FDEP, dated October 21, 1993, and amended on September 27, 1995.   Pursuant to the terms and conditions of the FDEP Settlement Agreement, the Company paid to FDEP the total sum of $165,000 (“Settlement Amount”), in full settlement of the Company’s obligations under the Consent Final Judgment.  Upon the Company’s payment of the Settlement Amount to FDEP on March 29, 2013, FDEP released the Company from any remaining obligations under the Consent Final Judgment, as amended, as well as any remaining obligations of the Company to FDEP under the Company's Fourth Amended Joint Plan of Reorganization (the "Confirmed Plan"), confirmed by order of the United States Bankruptcy Court for the Southern District of Florida (“Bankruptcy Court”) on August 19, 1993, in connection with the Company’s bankruptcy proceeding filed in 1992.  The Company has no further obligations to FDEP under the Confirmed Plan or the Consent Final Judgment, as amended.

In November 2013, the Company was served with a Third Party Complaint that was filed in the United States District Court for the Northern District of New York (“District Court”), in which the Company was named as a defendant in a suit brought by the Clarkstown Landfill Joint Defense Group (“JDG”).  In the Third Party Complaint, the JDG contends that the Company is liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC  to remediate the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (the “Clarkstown Landfill Site”).   The JDG previously offered to settle its claim against the Company for the sum of $125,000; the offer was later withdrawn.  The Company contends that the JDG’s claim derives from NYSDEC’s claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, a claim that the Company contends was discharged in bankruptcy as a result of the final order of Bankruptcy Court Confirming Debtor’s Fourth Amended Plan of Reorganization, entered on August 19, 1993 order (“1993 Order”).  On January 24, 2014, the Company filed with the Bankruptcy Court an Emergency Motion to Enforce the Bankruptcy Court’s 1993 Order. Following a hearing on April 22, 2014, the Bankruptcy Court entered an Order on May 23, 2014, finding that NYSDEC’s claim against the Company was discharged in the 1993 Order and that the JDG has no legal basis to pursue the JDG’s claim asserted against the Company in the Third Party Complaint. In the event the JDG fails to dismiss its claim against the Company, the Company will seek relief in the District Court.

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

The semiconductor industry is highly cyclical.  Semiconductor industry-wide sales declined significantly in 2001, 2002, 2004, 2008, and the beginning of 2009.  Our markets may experience other, possibly more severe and prolonged, downturns in the future.  We may also experience significant changes in our operating profit margins as a result of variations in sales, changes in product mix, price competition for orders and costs associated with the introduction of new products.

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

During the last several fiscal years, we continued certain cost-cutting measures originally started several years ago, and we have a plan to implement further cost-saving measures if necessary.  The impact of these cost-reduction efforts on our profitability may be influenced by:

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

During the fiscal year ended February 28, 2014, fifteen customers accounted for approximately 93% of our revenues.  The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business.   Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate.  We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

We rely heavily on our proprietary technologies. Our future success and competitive position may depend in part upon our ability to obtain or maintain protection of certain proprietary technologies used in our principal products. We do not have patent protection on any aspects of our technology. Our reliance upon protection of some of our technology as “trade secrets” will not necessarily protect us from the use by other persons of our technology, or their use of technology that is similar or superior to that which is embodied in our trade secrets. Others may be able to independently duplicate or exceed our technology in whole or in part. We may not be successful in maintaining the confidentiality of our technology, dissemination of which could have material adverse effects on our business. In addition, litigation may be necessary to determine the scope and validity of our proprietary rights.

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

Pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC promulgated new disclosure rules for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries.  These "conflict minerals" are commonly found in metals used in the manufacture of semiconductors.  Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them.  While certain aspects of these rules continue to be litigated and a recent ruling by the Federal Court of Appeals for the D.C. Circuit has led to further uncertainty regarding the SEC’s enforcement of the rule, the new disclosure rules, as modified by the recent ruling, will take effect after the first full fiscal year following the promulgation of the SEC's final rules. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products.  The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices.  Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

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

ITEM 3.        LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of February 28, 2014, we had no known material current, pending, or threatened litigation, except as set forth below.

In November 2013, the Company was served with a Third Party Complaint that was filed in the United States District Court for the Northern District of New York (“District Court”), in which the Company was named as a defendant in a suit brought by the Clarkstown Landfill Joint Defense Group (“JDG”).  In the Third Party Complaint, the JDG contends that the Company is liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC  to remediate the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (the “Clarkstown Landfill Site”).   The JDG previously offered to settle its claim against the Company for the sum of $125,000; the offer was later withdrawn.  The Company contends that the JDG’s claim derives from NYSDEC’s claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, a claim that the Company contends was discharged in bankruptcy as a result of the final order of Bankruptcy Court Confirming Debtor’s Fourth Amended Plan of Reorganization, entered on August 19, 1993 order (“1993 Order”).  On January 24, 2014, the Company filed with the Bankruptcy Court an Emergency Motion to Enforce the Bankruptcy Court’s 1993 Order. Following a hearing on April 22, 2014, the Bankruptcy Court entered an Order on May 23, 2014, finding that NYSDEC’s claim against the Company was discharged in the 1993 Order and that the JDG has no legal basis to pursue the JDG’s claim asserted against the Company in the Third Party Complaint. In the event the JDG fails to dismiss its claim against the Company, the Company will seek relief in the District Court.

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

	FISCAL YEAR ENDED		FISCAL YEAR ENDED
	FEBRUARY 28, 2014		FEBRUARY 28, 2013
	HIGH	LOW	HIGH	LOW

First Quarter	$4.07	$3.70	$3.14	$2.80
Second Quarter	$3.95	$3.66	$3.15	$2.79
Third Quarter	$4.49	$3.66	$3.68	$2.86
Fourth Quarter	$4.45	$4.00	$3.79	$3.30

As of May 19, 2014, there were approximately 1,144 holders of record of the Company’s Common Stock.  On May 19, 2014, the last sale price of the Common Stock as reported on the OTCBB was $3.99 per share.

Since emerging from bankruptcy in 1993 through the fiscal year ended February 28, 2014, the Company has not paid any dividends.  Pursuant to the Company’s ability to pay its settlement proposal with the USEPA, the Company had agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities was agreed upon and paid in full.  The Company made its last payment to the USEPA  on May 22, 2013.  On May 19, 2014, the Board of Directors approved a cash dividend of $0.05 per share of common stock which is to be paid on or about June 24, 2014 to shareholders of record as of the close of business on June 9, 2014.

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(Dollars in Thousands)
	Years Ended February
	28, 2014	28, 2013

Net Sales	$8,650	$8,424
Cost of sales	6,389	6,585
Gross profit	2,261	1,839
Selling, general and administrative expenses	1,543	1,284
Operating income	718	555
Environmental Expenses	-	(7)
Interest income	28	33
Other income, net	163	254
Provision for Income taxes	(13)	(11)
Net Income	$896	$824

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 28, 2014, the Company’s book-to-bill ratio was approximately 1.06 as compared to approximately 1.20 for the fiscal year ended February 28, 2013 reflecting a decrease in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last 12 to 24 months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

RESULTS OF OPERATIONS

2014 vs. 2013
Net sales for the fiscal year ended February 28, 2014 increased by approximately 3% to $8,650,000 versus $8,424,000 during the fiscal year ended February 28, 2013, as a result of an increase in the demand for the Company’s products due to changes in defense spending on and priorities in military programs the Company supports, as well as increased delivery requirements by its customers.

Net bookings were more than net sales by approximately 6%.  As a result, backlog increased from $7,685,000 as of February 28, 2013 to $8,170,000 as of February 28, 2014.   The Company has experienced a decrease in the level of bookings of approximately 10% for the fiscal year ended February 28, 2014 as compared to the previous fiscal year primarily due to changes in defense spending on and priorities in military programs the Company supports.

During the fiscal year ended February 28, 2014, the Company shipped 99,428 units as compared with 157,313 units shipped during the fiscal year ended February 28, 2013.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of sales for the fiscal year ended February 28, 2014 decreased to $6,389,000 from $6,585,000 for the fiscal year ended February 28, 2013 due to improved yields on finished goods, and decreases in raw material costs, depreciation expense and manufacturing supplies and expenses.   Expressed as a percentage of sales, cost of sales decreased to approximately 74% for the fiscal year ended February 28, 2014, as compared to approximately 78% for the fiscal year ended February 28, 2013.

Gross profit for the fiscal year ended February 28, 2014 increased to $2,261,000 from $1,839,000 for the fiscal year ended February 28, 2013 due to improved yields on finished goods, an increase in net sales, and decreases in raw material costs, depreciation expense and manufacturing supplies and expenses.   Expressed as a percentage of sales, gross profit increased to approximately 26% for the fiscal year ended February 28, 2014, as compared to approximately 22% for the fiscal year ended February 28, 2013.

During the year ended February 28, 2014, selling, general and administrative expenses, as a percentage of sales, increased to approximately 18%, as compared to 15% for the year ended February 28, 2013.  In terms of dollars, selling, general and administrative expenses increased approximately 20% to $1,543,000 for the fiscal year ended February 28, 2014 from $1,284,000 for the fiscal year ended February 28, 2013.  This increase is primarily the result of increases in accounting fees, recruiting expenses and significant increases in legal fees due to a shareholder lawsuit, and costs associated with holding the annual meeting.

Operating income for the fiscal year ended February 28, 2014 was $718,000 as compared to an operating income of $555,000 for the fiscal year ended February 28, 2013.  This increase was mainly attributable to higher sales and to the lower cost of sales discussed above.

Interest income for the fiscal year ended February 28, 2014 decreased to $28,000 from $33,000 during the fiscal year ended February 28, 2013.  This decrease was attributable to lower earned interest rates on certificates of deposit.

Environmental expenses for the fiscal year ended February 28, 2014 decreased to $0 from $7,000 for the fiscal year ended February 28, 2013.  This decrease was due to a lower amount due to USEPA under the Company’s Ability to Pay Multi-Site Settlement Agreement with USEPA dated February 4, 2006 as described earlier under “Business – Environmental Liabilities.”

Other income for the fiscal year ended February 28, 2014 decreased to $163,000 from $254,000 for the fiscal year ended February 28, 2013. Other income for the year ended February 28, 2014 consisted of $167,000 of income from the settlement of outstanding debt offset by $4,000 of expense due to receivables adjustments. Other income for the year ended February 28, 2013 consisted of $221,000 of income from the settlement of outstanding debt, plus $33,000 of income from receivables adjustments.

Net income for the fiscal year ended February 28, 2014 was $896,000 as compared to net income of $824,000 for the fiscal year ended February 28, 2013.  This increase was mainly attributable to higher sales and to the lower cost of sales discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities was $619,000 for the year ended February 28, 2014, principally reflecting net income of $896,000, an increase of $283,000 in inventory levels to meet customer demand, and a decrease to accounts payable—pre-petition of $270,000 as a result of settlements of debts.

Net cash used in operating activities was $660,000 for the year ended February 28, 2013, principally reflecting net income of $824,000, an increase of $1,051,000 in inventory levels to meet customer demand, and a decrease to accounts payable—pre-petition of $724,000 as a result of settlements of debts.

Investing Activities
Net cash used in investing activities was $1,291,000 for the year ended February 28, 2014 principally reflecting the net purchase of investments in treasury bills and certificates of deposit with $1,087,000 of cash and the purchases of $204,000 of manufacturing equipment.

Net cash provided by investing activities was $1,240,000 for the year ended February 28, 2013 principally reflecting the net sales of $1,454,000 of investments in treasury bills and certificates of deposit offset by purchases of $214,000 of manufacturing equipment.

Financing Activities
There was no cash used in or provided by financing activities for the year ended February 28, 2014.

Net cash used in financing activities was $268,000 for the year ended February 28, 2013 principally reflecting a $275,000 repurchase of the Company’s common stock net of $7,000 of proceeds from stock option exercises by the Company’s directors and employees.

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash on hand and cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be in excess of $300,000 for the next fiscal year and will be funded from cash on hand and cash from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a steady level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of   profit levels and continued price pressures due to intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand and cash from continuing operations to satisfy its operating needs over the next 12 months.  However, due to the level of current backlog, projected new order intake, the status of the general economy and the shift to Commercial Off–The-Shelf (COTS) products by the defense industry, the Company might operate at breakeven or at a small loss during part of the next fiscal year.

Over the long term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes it will generate sufficient cash to satisfy its operating needs over the next twelve months.  In the event that bookings in the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

At February 28, 2014 and February 28, 2013, the Company had cash and cash equivalents of $625,000 and $1,297,000, respectively.  The cash decrease was primarily due to an increase in the amount invested in Treasury bills/Certificate of Deposit (“CDs”). At February 28, 2014 and February 28, 2013, the Company had investments in Treasury bills/CDs of $6,261,000 and $5,173,000, respectively. The increase in investments was primarily due to the investment of free cash from operations.

At February 28, 2014, the Company had working capital of $11,128,000 as compared with a working capital at February 28, 2013 of $10,168,000.  The increase was primarily due to increases in investments in treasury bills and certificates of deposit and inventory and to a decrease in customer deposits.

See “Environmental Liabilities” and “Properties” in Part I, Items 1 and 2, for more information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2014, the Company’s net bookings were $9,134,000 in new orders as compared with $10,114,000 for the year ended February 28, 2013, reflecting a decrease in bookings of approximately 10%. The Company’s backlog increased to $8,170,000 at February 28, 2014 as compared with $7,685,000 as of February 28, 2013, reflecting an increase of approximately 6% in backlog.  In the event that bookings in the long-term decline significantly below the level experienced in the past 24 to 36 months, the Company may be required to implement additional cost-cutting and other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects and current productivity.

See Part I, Item 1, “Business – Marketing and Customers”.

FUTURE PLANS

To increase liquidity, the Company plans to (a) continue improving operating efficiencies, (b) reduce overhead expenses, (c) develop alternative lower cost packaging technologies and lower cost packaging suppliers, (d) develop products utilizing its current manufacturing technologies geared toward market segments it is currently not serving on a significant level or not at all, and (e) replace aging manufacturing equipment with new equipment to improve efficiency.

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

•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
•	We may make substantial investments in plant and equipment that may become impaired.
•	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
•	Our international operations expose us to material risks, including risks under U.S. export laws.
•	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which could cause our business and reputation to suffer.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
•	Compliance with new regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control over Financial Reporting

Management of Solitron Devices, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2014.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2014.

Solitron Devices, Inc.

May 27, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheets of Solitron Devices, Inc. as of February 28, 2014 and 2013 and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2014. Solitron Devices, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 28, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.

Hollywood, Florida
May 27, 2014

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

	2014	2013
ASSETS	(in thousands, except for shares)
CURRENT ASSETS
Cash and cash equivalents	$625	$1,297
Treasury bills and Certificates of Deposit	6,261	5,173
Accounts receivable, less allowance for doubtful accounts of $2	785	1,081
Inventories, net (Note 3)	4,316	4,033
Prepaid expenses and other current assets	155	168
TOTAL CURRENT ASSETS	12,142	11,752

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)	558	592

OTHER ASSETS	7	36
TOTAL ASSETS	$12,707	$12,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-Post-petition	$307	$313
Accounts payable-Pre-petition	8	278
Customer deposits	94	271
Accrued expenses and other current liabilities (Note 5)	605	722
TOTAL CURRENT LIABILITIES	1,014	1,584

TOTAL LIABILITIES	1,014	1,584

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock as of Feb 28, 2014
and Feb 28, 2013	23	23
Additional paid-in capital	2,743	2,743
Accumulated other comprehensive income	14	13
Retained earnings	9,188	8,292
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS’ EQUITY	11,693	10,796
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,707	$12,380

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

	2014	2013
	(in thousands, except for share and per share amounts)

Net sales	$8,650	$8,424
Cost of sales	6,389	6,585
Gross profit	2,261	1,839
Selling, general and administrative expenses	1,543	1,284
Operating income	718	555
Other income (expenses):
Environmental expenses	-	(7)
Interest income	28	33
Other, net (Note 12)	163	254
Income before provision for income taxes	909	835
Provision for income taxes	13	11
Net income	$896	$824

Other comprehensive income
Unrealized gain on investments	1	13
Total comprehensive income	$897	$837

Income per share from operating income-Basic	$0.33	$0.25
Income per share from operating income-Diluted	$0.30	$0.23

Net income per share-Basic	$0.41	$0.37
Net income per share-Diluted	$0.37	$0.34

Weighted average shares outstanding-Basic	2,177,832	2,218,650
Weighted average shares outstanding-Diluted	2,404,390	2,433,849

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF  STOCKHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total
	(In thousands, except for number of shares)

Balance, February 28, 2012	2,267,775	$23	$2,736	$-	$7,468	$-	$10,227

Employee exercise of stock options	10,000	-	7	-	-	-	7

Purchase of treasury stock	(99,943)	-	-	-	-	(275)	(275)

Unrealized gain on investments	-	-	-	13	-	-	13

Net income	-	-	-	-	824	-	824

Balance, February 28, 2013	2,177,832	$23	$2,743	$13	$8,292	$(275)	$10,796

Unrealized gain on investments	-	-	-	1	-	-	1

Net income	-	-	-	-	896	-	896

Balance, February 28, 2014	2,177,832	$23	$2,743	$14	$9,188	$(275)	$11,693

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

	2014	2013
	(in thousands)

Net income	$896	$824
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	237	293
Decrease (increase) in operating assets:
Accounts receivable	296	(311)
Inventories	(283)	(1,051)
Prepaid expenses and other current assets	13	(26)
Other assets	30	13
Increase (decrease) in operating liabilities:
Accounts payable-post-petition	(6)	34
Accounts payable-pre-petition	(270)	(724)
Customer deposit	(177)	246
Accrued expenses and other liabilities	(117)	170
Other long-term liabilities	-	(128)
Total adjustments	(277)	(1,484)
NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	619	(660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	4,813	3,541
Purchases of Treasury Bills and Certificates of Deposit	(5,900)	(2,087)
Purchase of property, plant and equipment	(204)	(214)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(1,291)	1,240

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(275)
Proceeds from exercise of stock options	-	7
NET CASH (USED IN) FINANCING ACTIVITIES	-	(268)

Net (decrease)/increase in cash and cash equivalents	(672)	312

Cash and cash equivalents - beginning of the year	1,297	985

Cash and cash equivalents - end of the year	$625	$1,297

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

The following table summarizes the Company's available-for-sale investments:

	February 28, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
Treasury bills	$1,282	$0.49	$-	$1,282
Certificates of deposit	4,978	0.51	-	4,979
Total short-term investments	$6,260	$1	$-	$6,261

	February 28, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
Treasury bills	$1,225	$-	$-	$1,225
Certificates of deposit	3,935	13	-	3,948
Total short-term investments	$5,160	$13	$-	$5,173

At February 28, 2014 and February 28, 2013, the deferred tax liability related to unrecognized gains and losses on   short-term investments was $0.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

As of February 28, 2014, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$6,260	$6,261

Fair Value of Financial Instruments
Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also sets forth a valuation hierarchy of the inputs (assumptions that market participants would use in pricing an asset or liability) used to measure fair value.  This hierarchy prioritizes the inputs into the following three levels:

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of February 28, 2014 and February 28, 2013.

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

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts.  As of February 28, 2014, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $356,000 at February 28, 2014. With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

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

Income Taxes
Income taxes are accounted for under the asset and liability method of ASC 740-10, “Income Taxes”.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

The Company adopted guidance related to accounting for uncertainty in income taxes in accordance with ASC 740-10 and began evaluating tax positions utilizing a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.  Solitron has adopted ASC 740-10 and no material impact on its financial condition, results of operations, cash flows, or disclosures occurred upon adoption.

Net Income Per Common Share
Net income per common share is presented in accordance with ASC 260-10 “Earnings per Share.”  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.

Impairment of long-lived assets
 Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with ASC Subtopic 360-10, "Property, Plant and Equipment – Overall," impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Financial Statement  Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates and the differences could be material.  Such estimates include depreciable life of property and equipment, accounts receivable allowance, deferred tax valuation allowance, and allowance for inventory obsolescence.

Stock based compensation
The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options occurred during the year ended February 28, 2014 or February 28, 2013.

Recent Accounting Pronouncements

No recent accounting pronouncements affecting the Company were issued by the Financial Accounting Standards Board or other standards-setting bodies.

2. EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Fiscal Year Ended
	February
	28, 2014	28, 2013
Weighted average common shares outstanding	2,177,832	2,218,650
Dilutive effect of employee stock options	226,558	215,199
Weighted average common shares outstanding, assuming dilution	2,404,390	2,433,849

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For fiscal years 2014 and 2013 respectively, 9,300 and 12,300 of the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.  For fiscal year 2014 these options have become dilutive.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

3. INVENTORIES

As of February 28, 2014, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,878,000	$(447,000)	$1,431,000
Work-In-Process	3,103,000	(1,292,000)	1,811,000
Finished Goods	1,782,000	(708,000)	1,074,000
Totals	$6,763,000	$(2,447,000)	$4,316,000

As of February 28, 2013, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,131,000	$(372,000)	$1,759,000
Work-In-Process	3,339,000	(1,206,000)	2,133,000
Finished Goods	750,000	(609,000)	141,000
Totals	$6,220,000	$(2,187,000)	$4,033,000

4. PROPERTY, PLANT AND EQUIPMENT

As of February 28, 2014 and February 28, 2013, property, plant, and equipment consist of the following:

	2014	2013
Leasehold Improvements	$220,000	$215,000
Machinery and Equipment	3,002,000	2,804,000
Subtotal	3,222,000	3,019,000
Less: Accumulated Depreciation and Amortization	(2,664,000)	(2,427,000)
Net Property, Plant and Equipment	$558,000	$592,000

Depreciation and amortization expense was $237,000 and $293,000 for the years ended 2014 and 2013, respectively and is included in Cost of Sales in the accompanying Statements of Income.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2014 and February 28, 2013, accrued expenses and other current liabilities consist of the following:

	2014	2013
Payroll and related employee benefits	$539,000	$451,000
Income taxes	15,000	11,000
Property taxes	7,000	7,000
Environmental liabilities	0	125,000
Other liabilities	44,000	128,000
Totals	$605,000	$722,000

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

6.  INCOME TAXES

At February 28, 2014, the Company has net operating loss carryforwards of approximately $14,301,000 that expire through 2031.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at February 28, 2014 and February 28, 2013:

Deferred Tax Asset (Liability):	2014	2013
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	930,000	831,000
Section 263A capitalized costs	246,000	389,000
Total current deferred tax assets	1,177,000	1,221,000
Valuation allowance	(1,177,000)	(1,221,000)
	$0	$0

Long-term
Loss carryforwards	$5,309,000	$5,330,000
Depreciation	(46,000)	(58,000)
Total long-term deferred tax assets	5,263,000	5,272,000
Valuation allowance	(5,263,000)	(5,272,000)
	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the years ended February 28, 2014 and February 28, 2013.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 28, 2014 and February 28, 2013 is as follows:

	2014	2013
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative Minimum Taxes	1.0	1.0
Effective income tax rate	1.0%	1.0%

7. STOCK OPTIONS

The Company’s 2000 Stock Option Plan provides that stock options are valid for ten years and vest twelve months after the award date unless otherwise stated in the option awards.  The 2000 Stock Option Plan terminated pursuant to its terms in July 2010.  The Company’s 2007 Stock Incentive Plan allows the Company to grant common stock, options, restricted stock, and stock appreciation rights to eligible individuals.  As of February 28, 2014, the Company had not granted any awards under the 2007 Stock Incentive Plan.

On January 23, 2006, the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on January 23, 2007, were for a total of 14,700 shares and the exercise price was fixed at $3.95 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through January 23, 2016.  The remaining balance is 9,300 options.

On May 16, 2005, the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on May 15, 2006, were for a total of 47,000 shares and the exercise price was fixed at $0.75 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 15, 2015.  The remaining balance is 9,000 options.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

On May 17, 2004, the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on May 16, 2005, were for a total number of 47,500 shares and the exercise price was fixed at $1.05 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through May 16, 2014.

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

Below is a summary of the Company’s Stock Option Activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, February 29, 2012	462,760	$0.765	4.48	1,099,000

Expired	(1,200)
Exercised	(10,000)

Balance, February 28, 2013	451,560	$0.757	3.65	1,360,000

Expired	(3,000)

Balance, February 28, 2014	448,560	$0.735	2.61	1,496,000

No options were granted in the years ended February 28, 2014 and February 28, 2013.

All of the Company’s outstanding options were vested as of February 28, 2014.  No shares vested during the years ended February 28, 2014 and February 28, 2013.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2014:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number of Outstanding Options	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.400	$0.400	254,624	Evergreen	$0.400	254,624	$0.400
$1.050	$1.050	175,636	Evergreen	$1.050	175,636	$1.050
$0.750	$0.750	9,000	1 years	$0.750	9,000	$0.750
$3.950	$3.950	9,300	2 years	$3.950	9,300	$3.950
		448,560		$0.735	448,560	$0.735

All options with a remaining contractual life outstanding are fully vested.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

8.  EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service.  Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation.  In addition, the Company may make additional contributions at its discretion.  The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2014 and February 28, 2013.

9. EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2014 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$9,000	$697,000	$28,000	$18,000	$752,000
Canada and Latin America	96,000	0	11,000	0	107,000
Far East and Middle East	10,000	0	11,000	329,000	350,000
United States	1,143,000	3,684,000	392,000	2,222,000	7,441,000
Totals	$1,258,000	$4,381,000	$442,000	$2,569,000	$8,650,000

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2013 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$1,000	$776,000	$54,000	$0	$831,000
Canada and Latin America	59,000	0	12,000	16,000	87,000
Far East and Middle East	9,000	0	18,000	351,000	378,000
United States	1,462,000	3,389,000	369,000	1,908,000	7,128,000
Totals	$1,531,000	$4,165,000	$453,000	$2,275,000	$8,424,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers accounted for 62% of net sales for the year ended February 28, 2014 as compared with 54% of the Company's net sales for the year ended February 28, 2013.  Sales to Raytheon Company accounted for approximately 56% of net sales for the year ended February 28, 2014 and 44% for the year ended February 28, 2013.  Sales to the second largest customer, BAE Systems Australia, for the years ended February 28, 2014 and February 28, 2013, were 7% and 9%, respectively.

10. MAJOR SUPPLIERS

For the year ended February 28, 2014, purchases from the Company’s two top suppliers, Egide USA Inc. and Wuxi Streamtek Ltd., accounted for 43% of the Company's total purchases of production materials. For the year ended February 28, 2013, purchases from the Company’s two top suppliers, Egide USA Inc. and Wuxi Streamtek Ltd., accounted for 28% of total purchases of production materials.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES

Employment Agreement

In December 2000, the Company entered into a five-year employment agreement with its President.  On January 14, 2013, the Company amended the employment agreement with its President. This agreement provides, among other things, for annual compensation of $240,000 and a bonus pursuant to a formula.  The agreement stipulates that the President shall be entitled to a bonus equal to fifteen percent (15%) of the Company’s pre-tax income in excess of Two Hundred Fifty Thousand Dollars ($250,000).  For purposes of the agreement, “pre –tax income” shall mean net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiven associated with the buyout of unsecured creditors, and (iii) any bonuses paid to the President.  The bonus payable hereunder shall be paid within ninety (90) days after the end of the fiscal year.

At a meeting of the Compensation Committee on January 23, 2006, the Committee approved an increase to the President’s annual compensation to $280,000, effective March 1, 2006.

On January 14, 2014 the President exercised a cost-of-living increase clause in his contract increasing his annual compensation to $296,000.

On January 14, 2013 the President exercised a cost-of-living increase clause in his contract increasing his annual compensation to $293,000.

The Company accrued $115,000 as a bonus to Mr. Saraf for the fiscal year ended February 28, 2014.

The Company accrued $104,000 as a bonus to Mr. Saraf during the fiscal year ended February 28, 2013. $68,000 of the bonus was paid in December 2012 following approval by the Compensation Committee at a meeting held on December 12, 2012.  The Compensation Committee met on May 13, 2013 to approve the remainder of the bonus that was paid in June 2013.

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

Environmental Compliance:

The Company entered into an Ability to Pay Multi-Site Settlement Agreement with the United States Environmental Protection Agency (“USEPA”), effective February 24, 2006 (“ATP Settlement Agreement”), to resolve the Company’s alleged liability to USEPA at five Superfund sites.  The Company made periodic payments to USEPA under the ATP Settlement Agreement, the last of which were made on February 14, 2013 and May 22, 2013 in the amounts of $10,000 and $7,710, respectively. These final payments satisfied the Company’s financial obligations under the ATP Settlement Agreement.  In consideration of all payments made by the Company under the ATP Settlement Agreement, USEPA agreed not to sue or take any administrative action against the Company with regard to any of the Superfund sites.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

On March 27, 2013, the Company entered into a Settlement Agreement (“FDEP Settlement Agreement") with the Florida Department of Environmental Protection (“FDEP”), which resolved all of the Company’s remaining obligations under a Consent Final Judgment previously entered into with FDEP, dated October 21, 1993, and amended on September 27, 1995.   Pursuant to the terms and conditions of the FDEP Settlement Agreement, the Company paid to FDEP the total sum of $165,000 (“Settlement Amount”), in full settlement of the Company’s obligations under the Consent Final Judgment.  Upon the Company’s payment of the Settlement Amount to FDEP on March 29, 2013, FDEP released the Company from any remaining obligations under the Consent Final Judgment, as amended, as well as any remaining obligations of the Company to FDEP under the Company's Fourth Amended Joint Plan of Reorganization (the "Confirmed Plan"), confirmed by order of the United States Bankruptcy Court for the Southern District of Florida (“Bankruptcy Court”) on August 19, 1993, in connection with the Company’s bankruptcy proceeding filed in 1992.  The Company has no further obligations to FDEP under the Confirmed Plan or the Consent Final Judgment, as amended.

In November 2013, the Company was served with a Third Party Complaint that was filed in the United States District Court for the Northern District of New York (“District Court”), in which the Company was named as a defendant in a suit brought by the Clarkstown Landfill Joint Defense Group (“JDG”).  In the Third Party Complaint, the JDG contends that the Company is liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC  to remediate the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (the “Clarkstown Landfill Site”).   The JDG previously offered to settle its claim against the Company for the sum of $125,000; the offer was later withdrawn.  The Company contends that the JDG’s claim derives from NYSDEC’s claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, a claim that the Company contends was discharged in bankruptcy as a result of the final order of Bankruptcy Court Confirming Debtor’s Fourth Amended Plan of Reorganization, entered on August 19, 1993 order (“1993 Order”).  On January 24, 2014, the Company filed with the Bankruptcy Court an Emergency Motion to Enforce the Bankruptcy Court’s 1993 Order. Following a hearing on April 22, 2014, the Bankruptcy Court entered an Order on May 23, 2014, finding that NYSDEC’s claim against the Company was discharged in the 1993 Order and that the JDG has no legal basis to pursue the JDG’s claim asserted against the Company in the Third Party Complaint.  In the event the JDG fails to dismiss its claim against the Company, the Company will seek relief in the District Court.

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

Commencing on January 1, 2013 and on the first day of January of every subsequent year, the base rent will be increased to compensate for changes in the cost of living, provided that in no event will the base rent be increased by less than three percent nor more than five percent annually. Future minimum lease payments for this non-cancelable operating lease are as follows:

Fiscal Year Ending February 28/29	Amount
2015	$381,000
2016	$392,000

Rent expense for the fiscal years ended February 28, 2014 and February 28, 2013 was approximately $394,000 and $375,000, respectively.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

12. OTHER INCOME

During the fiscal year ended February 28, 2014, the Company recognized approximately $163,000 of other income including $167,000 of income from the settlement of outstanding debt partially offset by $4,000 of other expense attributable to receivables adjustments. During the fiscal year ended February 28, 2013, the Company recognized approximately $254,000 of other income including $221,000 of income from the settlement of outstanding debt plus approximately $33,000 of other income attributable to receivables adjustments.

13.  SUBSEQUENT EVENTS

Dividend

On May 19, 2014, the Board of Directors of the Company approved a cash dividend of $0.05 per share of common stock.  The dividend will be paid on or about June 24, 2014 to stockholders of record as of the close of business on June 9, 2014.

Bankruptcy Court Order

As further discussed in Note 11, on May 23, 2014, a claim against the Company was discharged under an order from the U.S. Bankruptcy Court. The Bankruptcy Court found that the claimant had no legal basis to pursue the claim asserted against the Company. In the event that the claimant fails to dismiss its claim against the Company, the Company will seek relief in the District Court.

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

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2014.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2014.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2014.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2014.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2014.

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

4.1
Rights Agreement dated as of May 29, 2012, between Solitron Devices, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2013).

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

10.8+	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company's Form 8-K dated June 8, 2007, as amended by the Company's Form 8-K/A, dated June 12, 2007).

10.9	Commercial Lease Agreement, dated April 30, 2012, between Eurobank and Solitron Devices, Inc. (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2013).

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

10.13	Settlement Agreement, dated April 3, 2013, by and between the City of Riviera Beach and Solitron Devices, Inc. (incorporated by reference to the Company’s Form 8-K filed on April 9, 2013).

16.1	Letter from Thomas, Howell, Ferguson, P.A. dated September 7, 2012 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K/A filed on September 11, 2012).

16.2	Letter from Thomas Howell, Ferguson, P.A. dated January 28, 2013 to the Securities and Exchange Commission (incorporated by reference to the Company’s Form 8-K filed on January 24, 2013).

23.1*	Consent of Goldstein, Schechter, Koch.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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
Chief Executive Officer, Treasurer and
Chief Financial Officer
(Principal executive officer and principal
financial officer)

Date:	May 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf		May 27, 2014
Shevach Saraf	Chairman of the Board, President, Chief Executive Officer, Treasurer and Chief Financial Officer. (Principal executive officer and principal financial officer)

/s/ Jacob Davis		May 27, 2014
Jacob Davis	Director

/s/ Joseph F. Gerrity		May 27, 2014
Joseph F. Gerrity	Director

/s/ Sidney H. Kopperl		May 27, 2014
Sidney H. Kopperl	Director

/s/ Arthur LaPlante		May 27, 2014
Arthur LaPlante	Director of Finance

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

23.1*	Consent of Goldstein, Schechter, Koch.

31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.
** Furnished herewith