Form 10-Q
period 2014-05-31
SOLITRON DEVICES INC
filed 2014-07-03
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 1, 2014 was 2,185,832.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements

	Condensed Balance Sheets	1
	May 31, 2014 (unaudited) and February 28, 2014

	Condensed Statements of Income (unaudited)	2
	Three Months Ended May 31, 2014 and 2013

	Condensed Statements of Cash Flows (unaudited)	3
	Three Months Ended May 31, 2014 and 2013

	Notes to Condensed Financial Statements	4-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	18

Signatures		19

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF MAY 31, 2014 AND FEBRUARY 28, 2014
(Unaudited)

	May 31,	Feb 28,
	2014	2014
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$792	$625
Treasury bills and certificates of deposit	6,406	6,261
Accounts receivable, less allowance for doubtful accounts of $2	643	785
Inventories, net (Note 5)	4,317	4,316
Prepaid expenses and other current assets	210	155
TOTAL CURRENT ASSETS	12,368	12,142

PROPERTY, PLANT AND EQUIPMENT, net	521	558

OTHER ASSETS	6	7
TOTAL ASSETS	$12,895	$12,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – Post-petition	$397	$307
Accounts payable – Pre-petition	-	8
Dividend payable	109	-
Customer deposits	6	94
Accrued expenses and other liabilities (Note 8)	631	605
TOTAL CURRENT LIABILITIES	1,143	1,014

TOTAL LIABILITIES	1,143	1,014

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,185,832 shares issued and outstanding, net of 273,230 shares of treasury stock at May 31, 2014 and 2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock at Feb 28, 2014	23	23
Additional paid-in capital	2,749	2,743
Accumulated other comprehensive income	13	14
Retained earnings	9,242	9,188
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS' EQUITY	11,752	11,693
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,895	$12,707

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED MAY 31, 2014 AND MAY 31, 2013
(Unaudited)

	2014	2013
	(in thousands, except for share and per share amounts)

Net sales	$2,305	$2,276
Cost of sales	1,814	1,670
Gross profit	491	606
Selling, general and administrative expenses	336	445
Operating income	155	161
Other income (expenses):
Interest income	4	9
Other, net (Note 7)	8	86
Income before provision for income taxes	167	256
Provision for income taxes	4	4
Net income	$163	$252

Other comprehensive income:
Unrealized (loss)/gain on investments	(1)	10
Total comprehensive income	$162	$262

Income per share from operating income-Basic	$0.07	$0.07
Income per share from operating income-Diluted	$0.07	$0.07

Net income per share-Basic	$0.07	$0.12
Net income per share-Diluted	$0.07	$0.11

Weighted average shares outstanding-Basic	2,178,008	2,177,832
Weighted average shares outstanding-Diluted	2,402,138	2,403,591

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 2014 AND MAY 31, 2013
(Unaudited)

	2014	2013
	(in thousands)

Net income	$163	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	58
Decrease (increase) in operating assets:
Accounts receivable	142	316
Inventories, net	(1)	(118)
Prepaid expenses and other current assets	(55)	8
Other assets	1	2
Increase (decrease) in operating liabilities:
Accounts payable – Post-petition	90	(24)
Accounts payable – Pre-petition	(8)	(185)
Customer deposit	(88)	233
Accrued expenses and other liabilities	25	(160)
Total adjustments	162	130
NET CASH PROVIDED BY OPERATING ACTIVITIES	325	382

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of treasury bills and certificates of deposit	1,598	662
Purchases of treasury bills and certificates of deposit	(1,743)	(1,494)
Purchases of property, plant and equipment	(19)	(94)
NET CASH (USED IN) INVESTING ACTIVITIES	(164)	(926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	6	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6	-

Net increase/(decrease) in cash and cash equivalents	167	(544)

Cash and cash equivalents – beginning of the period	625	1,297

Cash and cash equivalents - end of the period	$792	$753

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended May 31, 2014 are not necessarily indicative of the results to be expected for the year ending February 28, 2015.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts.

Investment in Treasury Bills and Certificates of Deposit

Investment in treasury bills and certificates of deposit include treasury bills with maturities of one year or less, and is stated at market value.

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

The following table summarizes the total face value of treasury bills and certificates of deposit.

Total Face Value as of 5/31/14 (In thousands)
Treasury bills	683
Certificates of deposit	5,725
6,408

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

As of May 31, 2014, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Face value	Fair Value
	(In thousands)	(In thousands)
Maturing within one year	$6,408	$6,406

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also sets forth a valuation hierarchy of the inputs (assumptions that market participants would use in pricing an asset or liability) used to measure fair value.  This hierarchy prioritizes the inputs into the following three levels:

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $2,000 as of May 31, 2014 and February 28, 2014.

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

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

3.           ENVIRONMENTAL LIABILITIES

In November 2013, the Company was served with a Third Party Complaint that was filed in the United States District Court for the Northern District of New York, in which the Company was named as a defendant in a suit brought by the Clarkstown Landfill Joint Defense Group (“JDG”).  In the Third Party Complaint, the JDG contends that the Company is liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC  to remediate the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (the “Clarkstown Landfill Site”).   The JDG previously offered to settle its claim against the Company for the sum of $125,000; the offer has now been withdrawn.  The Company contends that the JDG’s claim derives from NYSDEC’s claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, a claim that the Company contends was discharged in bankruptcy as a result of the final order of Bankruptcy Court Confirming Debtor’s Fourth Amended Plan of Reorganization, entered on August 19, 1993 order (“1993 Order”).  On January 24, 2014, the Company filed with the Bankruptcy Court an Emergency Motion to Enforce the Bankruptcy Court’s 1993 Order. Following a hearing on April 22, 2014, the Bankruptcy Court entered an Order on May 23, 2014, finding that NYSDEC’s claim against the Company was discharged in the 1993 Order and that the JDG has no legal basis to pursue the JDG’s claim asserted against the Company in the Third Party Complaint.  On June 2, 2014, the JDG filed a Notice of Voluntary Dismissal of its lawsuit against the Company with the U.S. District Court, Southern District of  New York.

4.           EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended May 31,
	2014	2013
Weighted average common shares outstanding	2,178,008	2,177,832
Dilutive effect of employee stock options	224,130	225,759
Weighted average common shares outstanding, assuming dilution	2,402,138	2,403,591

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three-month periods ended May 31, 2014 and May 31, 2013 respectively, 0 and 12,300 shares underlying the Company's stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

5.           INVENTORIES

As of May 31, 2014, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,902,000	$(447,000)	$1,455,000
Work-In-Process	3,473,000	(1,292,000)	2,181,000
Finished Goods	1,363,000	(682,000)	681,000
Totals	$6,738,000	$(2,421,000)	$4,317,000

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

As of February 28, 2014, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,878,000	$(447,000)	$1,431,000
Work-In-Process	3,103,000	(1,292,000)	1,811,000
Finished Goods	1,782,000	(708,000)	1,074,000
Totals	$6,763,000	$(2,447,000)	$4,316,000

6.           INCOME TAXES

At May 31, 2014, the Company has net operating loss carryforwards of approximately $13,822,000 that expire through 2031.  Such net operating losses are available to offset future taxable income, if any.  As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.  Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at May 31, 2014 and February 28, 2014:

Deferred Tax Asset (Liability):	5/31/14	2/28/14
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	919,000	930,000
Section 263A capitalized costs	246,000	246,000
Total current deferred tax assets	1,166,000	1,177,000
Valuation allowance	(1,166,000)	(1,177,000)
	$0	$0

Long-term
Loss carryforwards	$5,246,000	$5,309,000
Depreciation	(32,000)	(46,000)
Total long-term deferred tax assets	5,214,000	5,263,000
Valuation allowance	(5,214,000)	(5,263,000)
	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the period ended May 31, 2014 and the year ended February 28, 2014. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended May 31, 2014 and for the year ended February 28, 2014 is as follows:

	5/31/14	2/28/14
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	1.0	1.0
Effective income tax rate	1.0%	1.0%

7.           OTHER INCOME

The Company earned $8,000 of other income for the quarter ended May 31, 2014 as compared to $86,000 of other income for the quarter ended May 31, 2013. The $8,000 of other income reflected in the unaudited condensed statements of income for the quarter ended May 31, 2014 consists of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings. The $86,000 of other income reflected in the unaudited condensed statements of income for the quarter ended May 31, 2013 consists of $90,000 of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings offset by $4,000 of other expense due to receivables adjustments.

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

8.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2014 and February 28, 2014, accrued expenses and other liabilities consisted of the following:

	5/31/14	2/28/14
Payroll and related employee benefits	$562,000	$539,000
Income taxes	9,000	15,000
Property taxes	18,000	7,000
Other liabilities	42,000	44,000
	$631,000	$605,000

9.           EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2014 are as follows:

Geographic Region	Power Transistors	Hybrids	Field Effect Transistors	Power MOSFETS	Totals

Europe and Australia	$0	$329,000	$4,000	$0	$333,000
Canada and Latin America	23,000	0	0	0	23,000
Far East and Middle East	0	0	74,000	0	74,000
United States	406,000	944,000	39,000	486,000	1,875,000
Totals	$429,000	$1,273,000	$117,000	$486,000	$2,305,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2013 are as follows:

Geographic Region	Power Transistors	Hybrids	Field Effect Transistors	Power MOSFETS	Totals
Europe and Australia	$0	$160,000	$0	$0	$160,000
Canada and Latin America	51,000	0	0	0	51,000
Far East and Middle East	0	0	5,000	109,000	114,000
United States	276,000	1,114,000	118,000	443,000	1,951,000
Totals	$327,000	$1,274,000	$123,000	$552,000	$2,276,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended May 31, 2014, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	30%
United States Government	25%
55%

For the quarter ended May 31, 2013, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	51%
BAE Systems Australia	7%
58%

SOLITRON DEVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

10.         MAJOR SUPPLIERS

For the quarter ended May 31, 2014, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	27%
Wuxi Streamtek Ltd	13%
40%

For the quarter ended May 31, 2013, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	40%
Stellar Industries	12%
52%

11.         COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2015	303,000
2016	415,000
2017	355,000
$1,073,000

12.         DIVIDEND

On May 27, 2014, The Board of Directors of Solitron Devices, Inc. declared a cash dividend of $.05 per share of common stock payable on or about June 24, 2014 to stockholders of record as of the close of business on June 9, 2014. On June 9, 2014 there were 2,183,417 shares of common stock outstanding; as a result the Company recorded a $109,000 liability for dividends payable, which is reflected on the May 31, 2014 balance sheet.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014 and the Unaudited Condensed Financial Statements and the related Notes to Unaudited Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Treasury bills and Certificates of Deposit, revenue recognition, earnings per common share, shipping and handling, and inventories. A discussion of  these critical accounting policies are included in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Trends and Uncertainties:

During the three months ended May 31, 2014, the Company’s book-to-bill ratio was approximately .95 as compared to approximately .20 for the three months ended May 31, 2013, reflecting an increase in the volume of orders booked.  The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products.  Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures to continue profitable business operations.

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

Results of Operations-Three Months Ended May 31, 2014 Compared to Three Months Ended May 31, 2013:

Net sales for the three months ended May 31, 2014 increased 1% to $2,305,000 as compared to $2,276,000 for the three months ended May 31, 2013.  This increase was primarily attributable to a higher level of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2014 increased to $1,814,000 from $1,670,000 for the three months ended May 31, 2013, primarily due to higher raw material costs.  Expressed as a percentage of sales, cost of sales increased to 79% from 73% for the same period in 2013.

Gross profit for the three months ended May 31, 2014 decreased to $491,000 from $606,000 for the three months ended May 31, 2013, primarily due to an increase in raw material costs.  Accordingly, gross margins on the Company’s sales decreased to 21% for the three months ended May 31, 2014 in comparison to 27% for the three months ended May 31, 2013.

For the three months ended May 31, 2014, the Company shipped 23,582 units as compared to 25,830 units shipped during the same period of the prior year.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended May 31, 2014, the Company’s backlog of open orders decreased 1% to $8,058,000 as compared to the backlog as of February 28, 2014. The Company’s backlog as of May 31, 2014 is 39% higher than the backlog of as of May 31, 2013.  Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 383% to $2,193,000 in the level of bookings during the three months ended May 31, 2014 as compared to the three months ended May 31, 2013. The increase in bookings for the three months ended May 31, 2014 is principally a result of an increase in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in the placement of, contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $336,000 for the three months ended May 31, 2014 from $445,000 for the three months ended May 31, 2013. The decrease reflects lower legal fees, recruiting fees, and fees related to our 2013 annual shareholders’ meeting (Expenses associated with the 2014 annual shareholders’ meeting will be expensed in the second quarter of the current fiscal year. Expenses associated with the 2013 annual shareholders’ meeting were expensed in the first quarter of last year).  During the three months ended May 31, 2014, selling, general, and administrative expenses as a percentage of net sales decreased to 15% as compared with 20% for the three months ended May 31, 2013.

Operating income for the three months ended May 31, 2014 decreased to $155,000 as compared to $161,000 for the three months ended May 31, 2013. This decrease is due primarily to higher cost of sales partially offset by lower selling, general, and administrative expenses as described above.

The Company earned $8,000 of other income for the quarter ended May 31, 2014 as compared to $86,000 of other income for the quarter ended May 31, 2013. The $8,000 of other income for the quarter ended May 31, 2014 consists of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings. The $86,000 of other income for the quarter ended May 31, 2013 consists of $90,000 of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings offset by $4,000 of other expense due to receivables adjustments.

Interest income for the three months ended May 31, 2014 decreased to $4,000 as compared to $9,000 for the three months ended May 31, 2013. This decrease is due primarily to a lower rate of return on funds invested in certificates of deposit and treasury bills.

Net comprehensive income for the three months ended May 31, 2014 decreased to $162,000 as compared to $262,000 for the three months ended May 31, 2013.  This decrease is due primarily to higher cost of sales and to a decrease in other income as outlined above which was partially offset by a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $325,000 for the three months ended May 31, 2014 principally reflecting net income of $163,000, depreciation of $56,000 and $142,000 of accounts receivable.

Net cash provided by operating activities was $382,000 for the three months ended May 31, 2013 principally reflecting net income of $252,000 and $316,000 of accounts receivable which was partially offset by a decrease in inventory of $118,000.

Investing Activities:

Net cash used in investing activities was $164,000 for the three months ended May 31, 2014 principally reflecting $1,598,000 in sales of treasury bills and certificates of deposit, $1,743,000 in purchases of treasury bills and certificates of deposit, and $19,000 in purchases of property, plant and equipment.

Net cash used in investing activities was $926,000 for the three months ended May 31, 2013 principally reflecting $662,000 in sales of treasury bills and certificates of deposit, $1,494,000 in purchases of treasury bills and certificates of deposit, and $94,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash provided by financing activities was $6,000 for the three months ended May 31, 2014 principally reflecting $6,000 from stock option exercises by the Company’s employees.

There was no net cash from financing activities for the three months ended May 31, 2013.

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations.  The Company anticipates that its capital expenditures required to sustain operations will be approximately $300,000 during the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of   profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next twelve months and cash from operations.  However, due to the level of current backlog, projected new order intake, the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry, the Company might be required to take cost cutting and productivity enhancing activity to assure its continued profitability.

Over the long-term, based on these factors and at the current level of bookings, costs of raw materials and services, profit margins and sales levels, the Company believes that it will generate sufficient cash from operations to satisfy its operating needs over the next twelve months.  In the event that bookings in the long-term decline significantly below the level experienced during the previous two fiscal years, the Company may be required to implement further cost-cutting or other downsizing measures to continue its business operations.  Such cost-cutting measures could inhibit future growth prospects. In appropriate situations, the Company may seek strategic alliances, joint ventures with others or acquisitions in order to maximize marketing potential and utilization of existing resources and provide further opportunities for growth.

At May 31, 2014, February 28, 2014 and May 31, 2013, the Company had cash of approximately $792,000, $625,000 and $753,000, respectively.  The cash increase for the three months ended May 31, 2014 was primarily due to a reduction of $142,000 to accounts receivable due to cash collections.

At May 31, 2014, February 28, 2014 and May 31, 2013, the Company had investments in treasury bills and certificates of deposit of approximately $6,406,000, $6,261,000 and $6,015,000, respectively.

At May 31, 2014, the Company had working capital of $11,225,000 as compared with a working capital at February 28, 2014 of $11,128,000.  The $97,000 increase for the three months ended May 31, 2014 was due mainly to a $167,000 increase in cash and a $145,000 increase in investments in treasury bills and certificates of deposit, offset by a $109,000 dividend accrual.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

Forward Looking Statements:

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2014, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

As previously disclosed in this Form 10-Q (Note 3), In November 2013, the Company was served with a Third Party Complaint that was filed in the United States District Court for the Northern District of New York, in which the Company was named as a defendant in a suit brought by the Clarkstown Landfill Joint Defense Group (“JDG”).  In the Third Party Complaint, the JDG contends that the Company is liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC  to remediate the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (the “Clarkstown Landfill Site”).   The JDG previously offered to settle its claim against the Company for the sum of $125,000; the offer has now been withdrawn.  The Company contends that the JDG’s claim derives from NYSDEC’s claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, a claim that the Company contends was discharged in bankruptcy as a result of the final order of Bankruptcy Court Confirming Debtor’s Fourth Amended Plan of Reorganization, entered on August 19, 1993 order (“1993 Order”).  On January 24, 2014, the Company filed with the Bankruptcy Court an Emergency Motion to Enforce the Bankruptcy Court’s 1993 Order. Following a hearing on April 22, 2014, the Bankruptcy Court entered an Order on May 23, 2014, finding that NYSDEC’s claim against the Company was discharged in the 1993 Order and that the JDG has no legal basis to pursue the JDG’s claim asserted against the Company in the Third Party Complaint. On June 2, 2014, the JDG filed a Notice of Voluntary Dismissal of its lawsuit against the Company with the U.S. District Court, Southern District of New York.

As of the filing date of this report, we had no known material current, pending, or threatened litigation.

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

*            Filed herewith

**          Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: July 3, 2014

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

*            Filed herewith

**          Furnished herewith