Form 10-Q
period 2014-08-31
SOLITRON DEVICES INC
filed 2014-10-15
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2014 was 2,185,832.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.

PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements

		Condensed Balance Sheets August 31, 2014 (unaudited) and February 28, 2014	2

		Condensed Statements of Income (unaudited) Three and Six Months Ended August 31, 2014 and 2013	3

		Condensed Statements of Cash Flows (unaudited) Six Months Ended August 31, 2014 and 2013	4

		Notes to Condensed Financial Statements	5-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item	4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	19

Item	6.	Exhibits	20

Signatures			21

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF AUGUST 31, 2014 AND FEBRUARY 28, 2014

	(unaudited)
	August 31,	February 28,
	2014	2014
ASSETS	(in thousands, except for share and per share amounts)
CURRENT ASSETS
Cash and cash equivalents	$698	$625
Treasury bills and certificates of deposit	6,720	6,261
Accounts receivable, less allowance for doubtful accounts of $2	385	785
Inventories, net (Note 5)	4,929	4,316
Prepaid expenses and other current assets	141	155
TOTAL CURRENT ASSETS	12,873	12,142

PROPERTY, PLANT AND EQUIPMENT, net	493	558

OTHER ASSETS	10	7
TOTAL ASSETS	$13,376	$12,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – Post-petition	$385	$307
Accounts payable – Pre-petition	-	8
Customer deposits	97	94
Accrued expenses and other liabilities (Note 8)	440	605
TOTAL CURRENT LIABILITIES	922	1,014

LONG-TERM LIABILITIES, net of current portion	-	-
TOTAL LIABILITIES	922	1,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,185,832 shares issued and outstanding, net of 273,230 shares of treasury stock at Aug 31, 2014 2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock at Feb 28, 2014	23	23
Additional paid-in capital	2,749	2,743
Accumulated other comprehensive income	14	14
Retained earnings	9,943	9,188
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS' EQUITY	12,454	11,693
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,376	$12,707

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2014 AND AUGUST 31, 2013

(Unaudited, in thousands except for share and per share amounts)

	Three months		Six Months
	2014	2013	2014	2013

Net Sales	$2,305	$2,041	$4,610	$4,317
Cost of Sales	1,218	1,547	3,032	3,217

Gross Profit	1,087	494	1,578	1,100

Selling, General and Administrative Expenses	386	322	722	767

Operating Income	701	172	856	333

Other income (Note 7)
Other income	-	-	8	86
Interest Income	2	7	6	16
Total other income	2	7	14	102

Income before provision for income taxes	703	179	870	435

Provision for income taxes	(3)	(2)	(7)	(6)
Net Income	$700	$177	$863	$429

Other comprehensive income:
Unrealized (loss)/gain on investments	1	(8)	-	2
Total comprehensive income	$701	$169	$863	$431

Income Per Share from operating income-Basic	$.32	$.08	$.39	$.15
Income Per Share from operating income-Diluted	$.29	$.07	$.36	$.14

Net Income Per Share-Basic	$.32	$.08	$.40	$.20
Net Income Per Share-Diluted	$.29	$.07	$.36	$.18

Weighted average shares outstanding-Basic	2,185,832	2,177,832	2,181,920	2,177,832
Weighted average shares outstanding-Diluted	2,410,081	2,402,491	2,406,110	2,403,041

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED AUGUST 31, 2014 AND AUGUST 31, 2013

(Unaudited)

	2014	2013
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$863	$431
Adjustments to reconcile net income to net cash provided by and (used in) operating activities:
Depreciation and amortization	113	117
Decrease (increase) in operating assets:
Accounts receivable	400	425
Inventories, net	(613)	(236)
Prepaid expenses and other current assets	14	17
Other assets	(3)	6
Increase (decrease) in operating liabilities:
Accounts payable – Post-petition	78	50
Accounts payable – Pre-petition	(8)	(198)
Customer deposits	3	25
Accrued expenses	(165)	(253)
Total adjustments	(181)	(47)
NET CASH PROVIDED BY OPERATING ACTIVITIES	682	384

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	2,777	2,340
Purchases of Treasury Bills and Certificates of Deposit	(3,236)	(3,182)
Purchases of property, plant and equipment	(47)	(128)
NET CASH (USED IN) BY INVESTING ACTIVITIES	(506)	(970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	6	-
Payment of Dividends	(109)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(103)	-

Net increase/(decrease) in cash and cash equivalents	73	(586)

Cash and cash equivalents – beginning of the period	625	1,297

Cash and cash equivalents - end of the period	$698	$711

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended August 31, 2014 are not necessarily indicative of the results to be expected for the year ending February 28, 2015.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts.

Investment in Treasury Bills and Certificates of Deposit

For the quarter ended August 31, 2014, investment in treasury bills and certificates of deposit include certificates of deposit with maturities of one year or less, and is stated at market value.

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

Total Face Value as of 08/31/14 (in thousands)
Certificates of deposit	6,720

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of August 31, 2014, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Face value	Fair Value
	(In thousands)
Maturing within one year	$6,720	$6,720

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also sets forth a valuation hierarchy of the inputs (assumptions that market participants would use in pricing an asset or liability) used to measure fair value.  This hierarchy prioritizes the inputs into the following three levels:

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of August 31, 2014 and February 28, 2014.

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

3.      ENVIRONMENTAL LIABILITIES

In November 2013, the Company was named as a defendant in a Third Party Complaint filed in the United States District Court for the Northern District of New York.  The Plaintiff in the lawsuit, the Clarkstown Landfill Joint Defense Group (“JDG”), alleged that the Company was liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC to remediate the Clarkstown Landfill Site, located in Clarkstown, New York.  On May 23, 2014, the Company obtained an order from the United States Bankruptcy Court for the Southern District of Florida (“Court”) finding that the JDG’s claim against the Company was derivative of NYSDEC’s claim, and that NYSDEC’s claim had been discharged in the Court’s Final Order Confirming Debtor’s Fourth Amended Plan of Reorganization, entered on August 19, 1993.  On June 2, 2014, the JDG filed a Notice of Voluntary Dismissal of its lawsuit against the Company.

4.      EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2014	2013	2014	2013
Weighted average common shares outstanding	2,185,832	2,177,832	2,181,920	2,177,832
Dilutive effect of employee stock options	224,249	224,659	224,190	225,209
Weighted average common shares outstanding, assuming dilution	2,410,081	2,402,491	2,406,110	2,403,041

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three-month and six-month periods ended August 31, 2014 and August 31, 2013 respectively, 0 and 12,300 shares underlying the Company's stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

5.      INVENTORIES

As of August 31, 2014, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,060,000	$(447,000)	$1,613,000
Work-In-Process	4,094,000	(1,299,000)	2,795,000
Finished Goods	1,232,000	(711,000)	521,000
Totals	$7,386,000	$(2,457,000)	$4,929,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of February 28, 2014, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,878,000	$(447,000)	$1,431,000
Work-In-Process	3,103,000	(1,292,000)	1,811,000
Finished Goods	1,782,000	(708,000)	1,074,000
Totals	$6,763,000	$(2,447,000)	$4,316,000

6.       INCOME TAXES

At August 31, 2014, the Company has net operating loss carryforwards of approximately $13,380,000 that expire through 2031. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at August 31, 2014 and February 28, 2014:

Deferred Tax Asset (Liability):	8/31/14	2/28/14
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	934,000	930,000
Section 263A capitalized costs	246,000	246,000
Total current deferred tax assets	1,181,000	1,177,000
Valuation allowance	(1,181,000)	(1,177,000)
	$0	$0

Long-term
Loss carryforwards	$4,978,000	$5,309,000
Depreciation	(32,000)	(46,000)
Total long-term deferred tax assets	4,946,000	5,263,000
Valuation allowance	(4,946,000)	(5,263,000)
	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the period ended August 31, 2014 and the year ended February 28, 2014. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended August 31, 2014 and for the year ended February 28, 2014 is as follows:

	8/31/14	2/28/14
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	1.0	1.0
Effective income tax rate	1.0%	1.0%

7.      OTHER INCOME

The $2,000 of other income reflected in the unaudited condensed statements of income for the quarter ended August 31, 2014 consists of interest income on investment in treasury bills and certificates of deposit. The $7,000 of other income reflected in the unaudited condensed statements of income for the quarter ended August 31, 2013 consists of $7,000 of interest income on investment in treasury bills and certificates of deposit.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

8.       ACCRUED EXPENSES AND OTHER LIABILITIES

As of August 31, 2014 and February 28, 2014, accrued expenses and other liabilities consisted of the following:

	8/31/14	2/28/14
Payroll and related employee benefits	$387,000	$539,000
Income taxes	13,000	15,000
Property taxes	29,000	7,000
Other liabilities	11,000	44,000
	$440,000	$605,000

9.       EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2014 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$453,000	$0	$0	$453,000
Far East and Middle East	4,000	0	3,000	194,000	201,000
United States	337,000	788,000	51,000	475,000	1,651,000
Totals	$341,000	$1,241,000	$54,000	$669,000	$2,305,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2013 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$7,000	$63,000	$0	$18,000	$88,000
Canada and Latin America	7,000	0	3,000	0	10,000
Far East and Middle East	6,000	0	1,000	98,000	105,000
United States	389,000	873,000	99,000	477,000	1,838,000
Totals	$409,000	$936,000	$103,000	$593,000	$2,041,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended August 31, 2014, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	46%
BAE Systems Australia	20%
66%

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended August 31, 2013, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	49%
Lockheed Martin Corporation	11%
60%

10.     MAJOR SUPPLIERS

For the quarter ended August 31, 2014, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	29%
Wuxi Streamtek Ltd.	12%
41%

For the quarter ended August 31, 2013, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	44%
Air Products, Inc.	9%
53%

11.     COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2015	203,000
2016	415,000
2017	428,000
2018	441,000
2019	454,000
2020	468,000
2021	482,000
2022	411,000
$3,302,000

12.     PAYMENT OF DIVIDEND

On June 24, 2014, the Company paid a cash dividend of $.05 per share of common stock to stockholders of record as of the close of business on June 9, 2014. The Company had previously recorded a $109,000 liability for dividends payable on its May 31, 2014 balance sheet.

13.     SUBSEQUENT EVENT

Lease of Manufacturing Facility

On October 6, 2014, the Company extended its lease for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407. The lease extension is for five years beginning on January 1, 2017 and ending on December 31, 2021. The Company has the option to extend the term of the lease for an additional five years beginning on January 1, 2022 and ending on December 31, 2026. Also, in connection with the extension, the landlord waived the rent for the month of October 2014.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014 and the unaudited Condensed Financial Statements and the related Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Treasury bills and certificates of deposit, accounts receivable, shipping and handling, and inventories. A discussion of all of these critical accounting policies can be found in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Trends and Uncertainties:

During the three months ended August 31, 2014, the Company’s book-to-bill ratio was approximately .43 as compared to approximately 1.14 for the three months ended August 31, 2013, reflecting a decrease in the volume of orders booked. The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. These fluctuations are best demonstrated by the fact that during October 2014, the Company received an order increase of $1,355,000. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures to continue profitable business operations.

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

Results of Operations-Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013:

Net sales for the three months ended August 31, 2014 increased 13% to $2,305,000 as compared to $2,041,000 for the three months ended August 31, 2013. This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended August 31, 2014 decreased to $1,218,000 from $1,547,000 for the three months ended August 31, 2013, due primarily to lower raw material costs due to precious metal recovery, increased efficiency in manufacturing, and increases in work-in-process and finished goods inventories resulting in $531,000 of materials, labor, and manufacturing overhead being capitalized into inventory reducing those expenses for the quarter ended August 31, 2014. This capitalization resulted in a 21% decrease to cost of sales.

Gross profit for the three months ended August 31, 2014 increased to $1,087,000 from $494,000 for the three months ended August 31, 2013, due primarily to higher sales, lower raw material costs due to precious metal recovery, increased efficiency in manufacturing, and increases in work-in-process and finished goods inventories as mentioned above. Accordingly, gross margins on the Company’s sales increased to 47% for the three months ended August 31, 2014 in comparison to 24% for the three months ended August 31, 2013.

For the three months ended August 31, 2014, the Company shipped 21,294 units as compared to 30,191 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended August 31, 2014, the Company’s backlog of open orders increased 10% to $6,749,000 as compared to the backlog of open orders of $6,127,000 as of August 31, 2013. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 57% to $996,000 in the level of bookings during the three months ended August 31, 2014 as compared to the same period in the prior year. The decrease in bookings for the three months ended August 31, 2014 is principally a result of a decrease in the placement of orders by key customers, resulting in a decrease in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $386,000 for the three months ended August 31, 2014 from $322,000 for the same period in the prior year. The increase reflects higher sales wages, sales travel, sales commissions and professional fees. During the three months ended August 31, 2014, selling, general, and administrative expenses as a percentage of net sales increased to 17% as compared to 16% for the three months ended August 31, 2013.

Operating income for the three months ended August 31, 2014 increased to $701,000 as compared to $172,000 for the three months ended August 31, 2013. This increase is due primarily to lower raw material costs due to precious metal recovery, increased efficiency in manufacturing, and increases in work-in-process and finished goods inventories as described above.

The Company recorded other income of $2,000 for the three months ended August 31, 2014 as compared to $7,000 for the three months ended August 31, 2013. Other income for the three months ended August 31, 2014 represents $2,000 of interest income on investment in treasury bills and certificates of deposit. Other income for the three months ended August 31, 2013 represents $7,000 of interest income on investment in treasury bills and certificates of deposit.

Net income for the three months ended August 31, 2014 increased to $700,000 as compared to $177,000 for the same period in 2013. This increase is due primarily to higher sales, lower raw material costs due to precious metal recovery, increased efficiency in manufacturing, and increases in work-in-process and finished goods inventories as described above.

Results of Operations-Six Months Ended August 31, 2014 Compared to Six Months Ended August 31, 2013:

Net sales for the six months ended August 31, 2014 increased 7% to $4,610,000 as compared to $4,317,000 for the six months ended August 31, 2013. This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2014 decreased to $3,032,000 from $3,217,000 for the six months ended August 31, 2013. This decrease was due primarily to lower raw material costs due to precious metal recovery, increased efficiency in manufacturing, and increases in work-in-process and finished goods inventories resulting in $531,000 of materials, labor, and manufacturing overhead being capitalized into inventory reducing those expenses for the six months ended August 31, 2014. This capitalization resulted in a 6% decrease to cost of sales.

Gross profit for the six months ended August 31, 2014 increased to $1,578,000 from $1,100,000 for the six months ended August 31, 2013, due primarily to lower raw material costs due to precious metal recovery, increased efficiency in manufacturing, and increases in work-in-process and finished goods inventories described above. Gross margins on the Company’s sales increased to 34% as compared to 25% for the same period in 2013.

For the six months ended August 31, 2014, the Company shipped 44,876 units as compared to 56,021 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the six months ended August 31, 2014, the Company’s backlog of open orders decreased 17% to $6,749,000 as compared to the backlog of open orders of $8,170,000 as of February 28, 2014. The Company’s backlog of $6,749,000 as of August 31, 2014 was 10% higher as compared to the backlog of open orders of $6,127,000 as of August 31, 2013. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase of 15% to $3,190,000 in the level of bookings during the six months ended August 31, 2014 when compared with the six months ended August 31, 2013. The increase occurred principally as a result of an increase in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $722,000 for the six months ended August 31, 2014 from $767,000 for the same period in the prior year, primarily due to lower legal fees associated with a shareholder lawsuit and lower expenses associated with our annual meeting offset by increased sales wages, sales travel and sales commissions. During the six months ended August 31, 2014, selling, general, and administrative expenses as a percentage of net sales decreased to 16% as compared to 18% for the six months ended August 31, 2013.

Operating income for the six months ended August 31, 2014 increased to $856,000 from $333,000 for the six months ended August 31, 2013. This increase is due primarily to higher net sales and lower raw material cost due to precious metal recovery, increased efficiency in manufacturing, and increases in work-in-process and finished goods inventories described above.

The Company recorded other income of $14,000 for the six months ended August 31, 2014 as compared to other income of $102,000 for the six months ended August 31, 2013. Included in other income for the six months ended August 31, 2014 was $8,000 of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings and $6,000 of interest income on investment in treasury bills and certificates of deposit. Included in other income for the six months ended August 31, 2013 was $90,000 of income from cancellation of debt and $16,000 of interest income on investment in treasury bills and certificates of deposit partially offset by $4,000 of other expense.

Net income for the six months ended August 31, 2014 increased to $863,000 from $429,000 for the same period in 2013. This increase is due primarily to higher net sales and lower raw material cost due to precious metal recovery, increased efficiency in manufacturing, and increases in work-in-process and finished goods inventories described above

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $682,000 for the six months ended August 31, 2014 primarily reflecting net income of $863,000, depreciation of $113,000, and accounts receivables of $400,000 offset by an increase in inventory of $613,000.

Net cash provided by operating activities was $384,000 for the six months ended August 31, 2013 primarily reflecting net income of $431,000, depreciation of $117,000, and accounts receivables of $425,000 offset by an increase in inventory of $236,000.

Investing Activities:

Net cash used in investing activities was $506,000 for the six months ended August 31, 2014 primarily reflecting $2,777,000 in sales of treasury bills and certificates of deposit, $3,236,000 in investments in certificates of deposit and $47,000 in purchases of property, plant and equipment.

Net cash used in investing activities was $970,000 for the six months ended August 31, 2013 primarily reflecting $2,340,000 in sales of treasury bills and certificates of deposit, $3,182,000 in investments in certificates of deposit and $128,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash used in financing activities was $103,000 for the six months ended August 31, 2014 primarily reflecting a $109,000 dividend paid to shareholders offset by $6,000 from stock option exercises by the Company’s employees.

There was no net cash used in financing activities for the six months ended August 31, 2013.

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. The Company anticipates that its capital expenditures required to sustain operations will be approximately $300,000 during the next twelve months and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, but with an increase in the cost of raw materials, if precious metal recovery cannot be utilized, an increase in the cost of operations that will result in the potential erosion of profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the next twelve months with cash from operations. However, due to the level of current backlog, projected new order intake, the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry, the Company might be required to take cost cutting and productivity enhancing activity to assure its continued profitability.

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

At August 31, 2014, February 28, 2014 and August 31, 2013, the Company had cash of approximately $698,000, $625,000 and $711,000, respectively. The cash increase for the six months ended August 31, 2014 was primarily due to net income.

At August 31, 2014, February 28, 2014 and August 31, 2013, the Company had investments in treasury bills and certificates of deposit of approximately $6,720,000, $6,261,000 and $6,015,000, respectively.

At August 31, 2014, the Company had working capital of $11,951,000 as compared with a working capital at August 31, 2013 of $10,594,000. At February 28, 2014, the Company had a working capital of $11,128,000. The $823,000 increase for the six months ended August 31, 2014 was due primarily to the $863,000 of net income for the period.

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

As previously discussed in this Form 10-Q (Note 3), in November 2013, the Company was named as a defendant in a Third Party Complaint filed in the United States District Court for the Northern District of New York.  The Plaintiff in the lawsuit, the Clarkstown Landfill Joint Defense Group (“JDG”), alleged that the Company was liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC to remediate the Clarkstown Landfill Site, located in Clarkstown, New York.  On May 23, 2014, the Company obtained an order from the United States Bankruptcy Court for the Southern District of Florida (“Court”) finding that the JDG’s claim against the Company was derivative of NYSDEC’s claim, and that NYSDEC’s claim had been discharged in the Court’s Final Order Confirming Debtor’s Fourth Amended Plan of Reorganization, entered on August 19, 1993.  On June 2, 2014, the JDG filed a Notice of Voluntary Dismissal of its lawsuit against the Company.

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

Date: October 15, 2014
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

