Form 10-Q/A
period 2014-08-31
SOLITRON DEVICES INC
filed 2015-01-09
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") amends the Quarterly Report on Form 10-Q of Solitron Devices, Inc. (the "Company" or "Solitron") for the quarterly period ended August 31, 2014, which was originally filed with the Securities and Exchange Commission (the "SEC") on October 15, 2014 (the "Original Form 10-Q"). This Form 10-Q/A is being filed: to restate the financial statements to correct an error of approximately $449,000 in the recorded value of one device in the Company's work in process inventory; to make corresponding adjustments, including to the Company's total assets, cost of sales and net income; and to amend related disclosures, including its disclosure controls and procedures. For more information on the restatement, please refer to Note 2 of the Notes to Condensed Financial Statements and Part I, Item 4 – Controls and Procedures.

In connection with a review of the Company's work in process inventory for the quarterly period ended November 30, 2014, the Company identified the error. The error resulted from an undetected data entry error and was not the result of any misconduct by any Company employee or management.

On January 9, 2015, the Audit Committee of the Board of Directors concluded that the Company would restate its financial statements for the quarterly period ended August 31, 2014, by filing an amendment to the Original Form 10-Q. The Audit Committee discussed these matters with management and Goldstein, Schechter, Koch, the Company's independent registered public accounting firm.

For the convenience of the reader, this Form 10-Q/A sets forth the Company's original Form 10-Q as filed with the SEC on October 15, 2014 in its entirety, as amended by, and to reflect, the restatement. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-Q.

The following items have been amended as a result of this restatement:

●	Part I, Item 1, Financial Statements
●	Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations
●	Part I, Item 4, Controls and Procedures
●	Part II, Item 6, Exhibits

The Company has also restated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31 and 32 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements

		Condensed Balance Sheets
		August 31, 2014 (unaudited) and February 28, 2014	3

		Condensed Statements of Income (unaudited)
		Three and Six Months Ended August 31, 2014 and 2013	4

		Condensed Statements of Cash Flows (unaudited)
		Six Months Ended August 31, 2014 and 2013	5

		Notes to Condensed Financial Statements	6-13

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	14-19

Item	4.	Controls and Procedures	20-21

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	22

Item	6.	Exhibits	23

Signatures			24

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF AUGUST 31, 2014 AND FEBRUARY 28, 2014
(unaudited)

	August 31,	February 28,
	2014	2014
	As Restated
	(in thousands, except for share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$698	$625
Treasury bills and certificates of deposit	6,720	6,261
Accounts receivable, less allowance for doubtful accounts of $2	385	785
Inventories, net (Note 6)	4,480	4,316
Prepaid expenses and other current assets	141	155
TOTAL CURRENT ASSETS	12,424	12,142

PROPERTY, PLANT AND EQUIPMENT, net	493	558

OTHER ASSETS	10	7
TOTAL ASSETS	$12,927	$12,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – Post-petition	$385	$307
Accounts payable – Pre-petition	-	8
Customer deposits	97	94
Accrued expenses and other liabilities (Note 9)	440	605
TOTAL CURRENT LIABILITIES	922	1,014

TOTAL LIABILITIES	922	1,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,185,832 shares issued and outstanding, net of 273,230 shares of treasury stock at Aug 31, 2014 2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock at Feb 28, 2014	23	23
Additional paid-in capital	2,749	2,743
Accumulated other comprehensive income	14	14
Retained earnings	9,494	9,188
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS' EQUITY	12,005	11,693
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,927	$12,707

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2014 AND AUGUST 31, 2013
(Unaudited, in thousands except for share and per share amounts)

	Three months		Six Months
	2014	2013	2014	2013
	As Restated		As Restated

Net Sales	$2,305	$2,041	$4,610	$4,317
Cost of Sales	1,667	1,547	3,481	3,217

Gross Profit	638	494	1,129	1,100

Selling, General and Administrative Expenses	386	322	722	767

Operating Income	252	172	407	333

Other income (Note 8)
Other income	-	-	8	86
Interest Income	2	7	6	16
Total other income	2	7	14	102

Income before provision for income taxes	254	179	421	435

Provision for income taxes	(3)	(2)	(7)	(6)
Net Income	$251	$177	$414	$429

Other comprehensive income:
Unrealized (loss)/gain on investments	1	(8)	-	2
Total comprehensive income	$252	$169	$414	$431

Income Per Share from operating income-Basic	$.12	$.08	$.19	$.15
Income Per Share from operating income-Diluted	$.10	$.07	$.17	$.14

Net Income Per Share-Basic	$.12	$.08	$.19	$.20
Net Income Per Share-Diluted	$.10	$.07	$.17	$.18

Weighted average shares outstanding-Basic	2,185,832	2,177,832	2,181,920	2,177,832
Weighted average shares outstanding-Diluted	2,410,081	2,402,491	2,406,110	2,403,041

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31, 2014 AND AUGUST 31, 2013
(Unaudited)

	2014	2013
	As Restated
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$414	$431
Adjustments to reconcile net income to net cash provided by and (used in) operating activities:
Depreciation and amortization	113	117
Decrease (increase) in operating assets:
Accounts receivable	400	425
Inventories, net	(164)	(236)
Prepaid expenses and other current assets	14	17
Other assets	(3)	6
Increase (decrease) in operating liabilities:
Accounts payable – Post-petition	78	50
Accounts payable – Pre-petition	(8)	(198)
Customer deposits	3	25
Accrued expenses	(165)	(253)
Total adjustments	268	(47)
NET CASH PROVIDED BY OPERATING ACTIVITIES	682	384

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	2,777	2,340
Purchases of Treasury Bills and Certificates of Deposit	(3,236)	(3,182)
Purchases of property, plant and equipment	(47)	(128)
NET CASH (USED IN) INVESTING ACTIVITIES	(506)	(970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	6	-
Payment of Dividends	(109)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(103)	-

Net increase/(decrease) in cash and cash equivalents	73	(586)

Cash and cash equivalents – beginning of the period	625	1,297

Cash and cash equivalents - end of the period	$698	$711

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The information included in this Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

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

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that results in management’s best estimate of fair value.

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

Recent Accounting Pronouncements

No recent accounting pronouncements affecting the Company were issued by the Financial Accounting Standards Board or other standards-setting bodies.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

In connection with a review of the Company’s work in process inventory for the quarterly period ended November 30, 2014, the Company identified an error of approximately $449,000 in the recorded value of one device in the Company’s work in process inventory as of August 31, 2014. The error resulted from an undetected data entry error and was not the result of any misconduct by any Company employee or management. To correct this error and make the corresponding adjustments to other items in the Company’s financial statements and the corresponding revisions to related disclosure, the Company determined that it must file this Form 10-Q/A to restate its previously issued condensed financial statements for the quarterly period ended August 31, 2014.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following summarizes the impact of the restatement on the affected line items in the Condensed Balance Sheet as of August 31, 2014 (Unaudited, in thousands):

	Condensed Balance Sheet as of August 31, 2014
	As Previously Reported	Adjustments	As Restated
Inventories, net	$4,929	$(449)	$4,480
Total Current Assets	12,873	(449)	12,424
Total Assets	13,376	(449)	12,927
Retained Earnings	9,943	(449)	9,494
Total Stockholders’ Equity	12,454	(449)	12,005
Total Liabilities and Stockholders’ Equity	13,376	(449)	12,927

The following summarizes the impact of the restatement on the affected line items in the Condensed Statements of Income for the three and six months ended August 31, 2014 (Unaudited, in thousands except for per share amounts):As
Previously Reported

	Condensed Statement of Income for the
	Three Months Ended August 31, 2014
	As Previously Reported	Adjustments	As Restated
Cost of Sales	$1,218	$449	$1,667
Gross Profit	1,087	(449)	638
Operating Income	701	(449)	252
Income before provision for income taxes	703	(449)	254
Net income	700	(449)	251
Total comprehensive income	701	(449)	252
Income Per Share from operating income - Basic	.32	(.20)	.12
Income Per Share from operating income - Diluted	.29	(.19)	.10
Net Income Per Share - Basic	.32	(.20)	.12
Net Income Per Share - Diluted	.29	(.19)	.10

	Condensed Statement of Income for the
	Six Months Ended August 31, 2014
	As Previously Reported	Adjustments	As Restated
Cost of Sales	$3,032	$449	$3,481
Gross Profit	1,578	(449)	1,129
Operating Income	856	(449)	407
Income before provision for income taxes	870	(449)	421
Net income	863	(449)	414
Total comprehensive income	863	(449)	414
Income Per Share from operating income - Basic	.39	(.20)	.19
Income Per Share from operating income - Diluted	.36	(.19)	.17
Net Income Per Share - Basic	.40	(.21)	.19
Net Income Per Share - Diluted	.36	(.19)	.17

The following summarizes the impact of the restatement on the affected line items in the Condensed Statements of Cash Flows for the six months ended August 31, 2014 (Unaudited, in thousands):

	Condensed Statements of Cash Flow for
	Six Months Ended August 31, 2014
	As Previously Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net income	$863	$(449)	$414
Inventories, net	(613)	449	(164)
Total Adjustments	(181)	449	268

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

3.	ENVIRONMENTAL REGULATION

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

4.	ENVIRONMENTAL LIABILITIES

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

5.	EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2014	2013	2014	2013
Weighted average common shares outstanding	2,185,832	2,177,832	2,181,920	2,177,832
Dilutive effect of employee stock options	224,249	224,659	224,190	225,209
Weighted average common shares outstanding, assuming dilution	2,410,081	2,402,491	2,406,110	2,403,041

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three-month and six month periods ended August 31, 2014 and August 31, 2013 respectively, 0 and 12,300 shares underlying the Company's stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

6.	INVENTORIES

As of August 31, 2014, inventories consist of the following:

	Gross	Reserve	Net
	As Restated		As Restated
Raw Materials	$2,060,000	$(447,000)	$1,613,000
Work-In-Process	3,645,000	(1,299,000)	2,346,000
Finished Goods	1,232,000	(711,000)	521,000
Totals	$6,937,000	$(2,457,000)	$4,480,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of February 28, 2014, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,878,000	$(447,000)	$1,431,000
Work-In-Process	3,103,000	(1,292,000)	1,811,000
Finished Goods	1,782,000	(708,000)	1,074,000
Totals	$6,763,000	$(2,447,000)	$4,316,000

7.	INCOME TAXES

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

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the period ended August 31, 2014 and the year ended February 28, 2014. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended August 31, 2014 and for the year ended February 28, 2014 is as follows:

	8/31/14	2/28/14
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	1.0	1.0
Effective income tax rate	1.0%	1.0%

8.	OTHER INCOME

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

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of August 31, 2014 and February 28, 2014, accrued expenses and other liabilities consisted of the following:

	8/31/14	2/28/14
Payroll and related employee benefits	$387,000	$539,000
Income taxes	13,000	15,000
Property taxes	29,000	7,000
Other liabilities	11,000	44,000
	$440,000	$605,000

10.	EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2014 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$453,000	$0	$0	$453,000
Far East and Middle East	4,000	0	3,000	194,000	201,000
United States	337,000	788,000	51,000	475,000	1,651,000
Totals	$341,000	$1,241,000	$54,000	$669,000	$2,305,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2013 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$7,000	$63,000	$0	$18,000	$88,000
Canada and Latin America	7,000	0	3,000	0	10,000
Far East and Middle East	6,000	0	1,000	98,000	105,000
United States	389,000	873,000	99,000	477,000	1,838,000
Totals	$409,000	$936,000	$103,000	$593,000	$2,041,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended August 31, 2014, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	46%
BAE Systems Australia	20%
66%

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the quarter ended August 31, 2013, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	49%
Lockheed Martin Corporation	11%
60%

11.	MAJOR SUPPLIERS

For the quarter ended August 31, 2014, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	29%
Wuxi Streamtek Ltd.	12%
41%

For the quarter ended August 31, 2013, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	44%
Air Products, Inc.	9%
53%

12.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2015	203,000
2016	415,000
2017	428,000
2018	441,000
2019	454,000
2020	468,000
2021	482,000
2022	411,000
$3,302,000

13.	PAYMENT OF DIVIDEND

On June 24, 2014, the Company paid a cash dividend of $.05 per share of common stock to stockholders of record as of the close of business on June 9, 2014. The Company had previously recorded a $109,000 liability for dividends payable on its May 31, 2014 balance sheet.

14.	SUBSEQUENT EVENT

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014 and the unaudited Condensed Financial Statements and the related Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q/A.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q/A, which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Treasury bills and certificates of deposit, accounts receivable, shipping and handling, and inventories. A discussion of all of these critical accounting policies can be found in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

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

Results of Operations

As discussed in Note 2 to the interim Unaudited Condensed Financial Statements, we have restated our previously issued financial statements as of and for the three and six months ended August 31, 2014. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.

Results of Operations-Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013:

Net sales for the three months ended August 31, 2014 increased 13% to $2,305,000 as compared to $2,041,000 for the three months ended August 31, 2013. This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended August 31, 2014 increased to $1,667,000 from $1,547,000 for the three months ended August 31, 2013, due primarily to higher net sales. Expressed as a percentage of sales, cost of sales decreased to 72% as compared to 76% for the three months ended August 31, 2013 due primarily to lower raw material costs as a result of precious metal recovery and increased efficiency in manufacturing.

Gross profit for the three months ended August 31, 2014 increased to $638,000 from $494,000 for the three months ended August 31, 2013, due primarily to higher net sales and lower raw material costs as a result of precious metal recovery and increased efficiency in manufacturing. Accordingly, gross margins on the Company’s sales increased to 28% for the three months ended August 31, 2014 in comparison to 24% for the three months ended August 31, 2013.

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

Operating income for the three months ended August 31, 2014 increased to $252,000 as compared to $172,000 for the three months ended August 31, 2013. This increase is due primarily to higher net sales and to lower raw material costs due to precious metal recovery and increased efficiency in manufacturing.

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

Net income for the three months ended August 31, 2014 increased to $251,000 as compared to $177,000 for the same period in 2013. This increase is due primarily to higher net sales, lower raw material costs due to precious metal recovery, and increased efficiency in manufacturing as described above.

Results of Operations-Six Months Ended August 31, 2014 Compared to Six Months Ended August 31, 2013:

Net sales for the six months ended August 31, 2014 increased 7% to $4,610,000 as compared to $4,317,000 for the six months ended August 31, 2013. This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2014 increased to $3,481,000 from $3,217,000 for the six months ended August 31, 2013 due primarily to higher net sales. Expressed as a percentage of sales, cost of sales increased to 76% as compared to 75% for the three months ended August 31, 2013 due primarily to higher raw material costs.

Gross profit for the six months ended August 31, 2014 increased to $1,129,000 from $1,100,000 for the six months ended August 31, 2013, due primarily to higher net sales. Gross margins on the Company’s sales decreased to 24% as compared to 25% for the same period in 2013.

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

Operating income for the six months ended August 31, 2014 increased to $407,000 from $333,000 for the six months ended August 31, 2013. This increase is due primarily to higher net sales and lower selling, general and administrative expenses.

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

Net income for the six months ended August 31, 2014 decreased to $414,000 from $429,000 for the same period in 2013. This decrease is due primarily to a decrease in other income offset by higher net sales.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $682,000 for the six months ended August 31, 2014 primarily reflecting net income of $414,000, depreciation of $113,000, and accounts receivables of $400,000 offset by an increase in inventory of $164,000.

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

At August 31, 2014, the Company had working capital of $11,502,000 as compared with a working capital at August 31, 2013 of $10,594,000. At February 28, 2014, the Company had a working capital of $11,128,000. The $374,000 increase for the six months ended August 31, 2014 was due primarily to the $414,000 of net income for the period.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

Forward Looking Statements:

Some of the statements in this Quarterly Report on Form 10-Q/A are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2014, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

●	Our complex manufacturing processes may lower yields and reduce our revenues.
●	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
●	We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.
●	Changes in government policy or economic conditions could negatively impact our results.
●	Our inventories may become obsolete and other assets may be subject to risks.
●	Environmental regulations could require us to incur significant costs.
●	Our business is highly competitive, and increased competition could reduce gross profit margins and the value of an investment in our Company.
●	Downturns in the business cycle could reduce the revenues and profitability of our business.
●	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
●	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
●	Cost reduction efforts may be unsuccessful or insufficient to improve our profitability and may adversely impact productivity.
●	We may not achieve the intended effects of our new business strategy, which could adversely impact our business, financial condition and results of operations.
●	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
●	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
●	A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.
●	The nature of our products exposes us to potentially significant product liability risk.
●	Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.
●	We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.
●	Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.

●	Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.
●	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
●	We may make substantial investments in plant and equipment that may become impaired.
●	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
●	Our international operations expose us to material risks, including risks under U.S. export laws.
●	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which could cause our business and reputation to suffer.
●	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
●	Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

At the time that the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2014 was originally filed, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

In connection with the restatement of the financial statements discussed above in Note 2 of the Notes to Condensed Financial Statements in Item 1 of this Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer reevaluated the Company’s disclosure controls and procedures. Based on that reevaluation and solely as a result of the material weakness in the Company’s internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the material weakness that existed at August 31, 2014, management believes that the Company’s restated condensed financial statements and other financial information included in this report, fairly represent, in all material respects in accordance with GAAP, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in this report.

Material Weakness

In connection with the matters described above, the Company’s management identified and reported to the Audit Committee the following control deficiency in the Company’s internal control over financial reporting as of August 31, 2014:

●	The Company concluded that certain controls over period-end inventory accounting did not operate with sufficient precision. Specifically, a misstatement was detected relating to inventory valuation as a result of an undetected data entry error with respect to the cost per unit of one device that was manually entered and applied to all the units of such device in work in process inventory as of August 31, 2014. The manual input of the quantity of units on hand and the cost entry per unit was not verified by a second person. This control deficiency resulted in misstatements of the Company’s work in process inventory and as a result of other items, including total assets, cost of sales and net income. This control deficiency could result in further misstatement to the valuation of work in process inventory that would result in material misstatement to future annual or interim condensed financial statements that would not be prevented or detected. Accordingly, management has concluded that this control efficiency constitutes a material weakness.

Remediation Plan

Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of internal control over financial reporting. Management believes the remediation measure described below will remediate the identified control deficiency and strengthen the Company’s internal control over financial reporting.

Management has implemented the following measures to remediate the internal control deficiency:

●	The review and verification of all manually entered data with respect to the valuation of work in process inventory by second person with an appropriate level of accounting knowledge, experience and training; and
●	Automatic data/price verification procedures such as the lower of cost or market value testing.

Management is also in the process of identifying any additional measures that may result in additional remediation measures that will be implemented, including measures relating to the Company’s training and oversight policies.

Changes in Internal Control over Financial Reporting

Other than as noted above in this Item 4, there has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

As previously discussed in this Form 10-Q/A (Note 4), in November 2013, the Company was named as a defendant in a Third Party Complaint filed in the United States District Court for the Northern District of New York.  The Plaintiff in the lawsuit, the Clarkstown Landfill Joint Defense Group (“JDG”), alleged that the Company was liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC to remediate the Clarkstown Landfill Site, located in Clarkstown, New York.  On May 23, 2014, the Company obtained an order from the United States Bankruptcy Court for the Southern District of Florida (“Court”) finding that the JDG’s claim against the Company was derivative of NYSDEC’s claim, and that NYSDEC’s claim had been discharged in the Court’s Final Order Confirming Debtor’s Fourth Amended Plan of Reorganization, entered on August 19, 1993.  On June 2, 2014, the JDG filed a Notice of Voluntary Dismissal of its lawsuit against the Company.

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

SOLITRON DEVICES, INC.

Date: January 9, 2015	/s/ Shevach Saraf
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

