Form 10-Q
period 2014-11-30
SOLITRON DEVICES INC
filed 2015-01-20
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 15, 2015 was 2,185,832.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements

		Condensed Balance Sheets
		November 30, 2014 (unaudited) and February 28, 2014	2

		Condensed Statements of Income (unaudited)
		Three and Nine months Ended November 30, 2014 and 2013	3

		Condensed Statements of Cash Flows (unaudited)
		Nine months Ended November 30, 2014 and 2013	4

		Notes to Condensed Financial Statements	5-13

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item	4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item	1A.	Risk Factors	22

Item	6.	Exhibits	22

Signatures			23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.

CONDENSED BALANCE SHEETS

AS OF NOVEMBER 30, 2014 AND FEBRUARY 28, 2014

(unaudited)

	November 30,	February 28,
	2014	2014
	(in thousands, except for share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$489	$625
Treasury bills and certificates of deposit	6,970	6,261
Accounts receivable, less allowance for doubtful accounts of $2	680	785
Inventories, net (Note 5)	4,494	4,316
Prepaid expenses and other current assets	154	155
TOTAL CURRENT ASSETS	12,787	12,142

PROPERTY, PLANT AND EQUIPMENT, net	480	558

OTHER ASSETS	8	7
TOTAL ASSETS	$13,275	$12,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – Post-petition	$398	$307
Accounts payable – Pre-petition	-	8
Customer deposits	95	94
Accrued expenses and other liabilities (Note 8)	520	605
TOTAL CURRENT LIABILITIES	1,013	1,014

TOTAL LIABILITIES	1,013	1,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,185,832 shares issued and outstanding, net of 273,230 shares of treasury stock as of Nov 30, 2014 2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock as of Feb 28, 2014	23	23
Additional paid-in capital	2,749	2,743
Accumulated other comprehensive income	14	14
Retained earnings	9,751	9,188
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS' EQUITY	12,262	11,693
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,275	$12,707

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2014 AND NOVEMBER 30, 2013

(Unaudited, in thousands except for share and per share amounts)

	Three months		Nine months
	2014	2013	2014	2013

NET SALES	$2,418	$2,115	$7,028	$6,432
Cost of Sales	1,811	1,428	5,292	4,645

Gross Profit	607	687	1,736	1,787

Selling, General and Administrative Expenses	343	413	1,065	1,180

Operating Income	264	274	671	607

Other income (Note 7)
Other income	-	77	8	163
Interest Income	6	12	12	28
Total other income	6	89	20	191

Income before provision for income taxes	270	363	691	798

Provision for income taxes	(12)	(3)	(19)	(9)
Net Income	$258	$360	$672	$789

Other comprehensive income:
Unrealized (loss) on investments	-	(9)	-	(7)
Total comprehensive income	$258	$351	$672	$782

Income Per Share from operating income-Basic	$.12	$.13	$.31	$.28
Income Per Share from operating income-Diluted	$.11	$.11	$.28	$.25

Net Income Per Share-Basic	$.12	$.16	$.31	$.36
Net Income Per Share-Diluted	$.11	$.15	$.28	$.33

Weighted average shares outstanding-Basic	2,185,832	2,177,832	2,183,224	2,177,832
Weighted average shares outstanding-Diluted	2,410,611	2,405,711	2,407,610	2,403,931

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED NOVEMBER 30, 2014 AND NOVEMBER 30, 2013

(Unaudited)

	2014	2013
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$672	$782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	168	175
Decrease (increase) in operating assets:
Accounts receivable	105	381
Inventories, net	(178)	(483)
Prepaid expenses and other current assets	1	(18)
Other assets	(1)	23
Increase (decrease) in operating liabilities:
Accounts payable – Post-petition	91	(83)
Accounts payable – Pre-petition	(8)	(274)
Customer deposits	1	(75)
Accrued expenses	(85)	(132)
Long-term liabilities	-	-
Total adjustments	94	(486)
NET CASH PROVIDED BY OPERATING ACTIVITIES	766	296

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	4,769	1,799
Purchases of Treasury Bills and Certificates of Deposit	(5,478)	(2,831)
Purchases of property, plant and equipment	(90)	(184)
NET CASH (USED IN) INVESTING ACTIVITIES	(799)	(1,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	6	-
Payment of Dividends	(109)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(103)	-

Net (decrease) in cash and cash equivalents	(136)	(920)

Cash and cash equivalents – beginning of the period	625	1,297

Cash and cash equivalents - end of the period	$489	$377

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2014 are not necessarily indicative of the results to be expected for the year ending February 28, 2015.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts.

Investment in Treasury Bills and Certificates of Deposit

For the quarter ended November 30, 2014, investment in treasury bills and certificates of deposit include certificates of deposit with maturities from one year or less, and is stated at market value.

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

Total Face Value as of 11/30/14
(In thousands)
Certificates of Deposit	$6,970

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of November 30, 2014, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Face value	Fair Value
	(In thousands)	(In thousands)
Maturing within one year	$6,970	$6,970

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of November 30, 2014 and February 28, 2014.

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

3.      ENVIRONMENTAL LIABILITIES

In November 2013, the Company was named as a defendant in a Third Party Complaint filed in the United States District Court for the Northern District of New York. The Plaintiff in the lawsuit, the Clarkstown Landfill Joint Defense Group (“JDG”), alleged that the Company was liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC to remediate the Clarkstown Landfill Site, located in the Town of Clarkstown, New York. On May 23, 2014, the Company obtained an order from the United States Bankruptcy Court for the Southern District of Florida (“Court”) finding that the JDG’s claim against the Company was derivative of NYSDEC’s claim, and that NYSDEC’s claim had been discharged in the Court’s Final Order Confirming Debtor’s Fourth Amended Plan of Reorganization, entered on August 19, 1993. On June 2, 2014, the JDG filed a Notice of Voluntary Dismissal of its lawsuit against the Company.

4.      EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	2,185,832	2,177,832	2,183,224	2,177,832
Dilutive effect of employee stock options	224,779	227,879	224,386	226,099
Weighted average common shares outstanding, assuming dilution	2,410,611	2,405,711	2,407,610	2,403,931

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three and nine month periods ended November 30, 2014 and November 30, 2013, 0 shares underlying the Company's stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

5.      INVENTORIES

As of November 30, 2014, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,165,000	$(395,000)	$1,770,000
Work-In-Process	3,530,000	(1,347,000)	2,183,000
Finished Goods	1,317,000	(776,000)	541,000
Totals	$7,012,000	$(2,518,000)	$4,494,000

As of February 28, 2014, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,878,000	$(447,000)	$1,431,000
Work-In-Process	3,103,000	(1,292,000)	1,811,000
Finished Goods	1,782,000	(708,000)	1,074,000
Totals	$6,763,000	$(2,447,000)	$4,316,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

6.      INCOME TAXES

At November 30, 2014, the Company has net operating loss carryforwards of approximately $12,944,000 that expire through 2031. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at November 30, 2014 and February 28, 2014:

Deferred Tax Asset (Liability):	11/30/14	2/28/14
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	934,000	930,000
Section 263A capitalized costs	246,000	246,000
Total current deferred tax assets	1,181,000	1,177,000
Valuation allowance	(1,181,000)	(1,177,000)
	$0	$0

Long-term
Loss carryforwards	$4,572,000	$5,309,000
Depreciation	(32,000)	(46,000)
Total long-term deferred tax assets	4,540,000	5,263,000
Valuation allowance	(4,540,000)	(5,263,000)
	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the period ended November 30, 2014 and the year ended February 28, 2014. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended November 30, 2014 and for the year ended February 28, 2014 is as follows:

	11/30/14	2/28/14
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	1.0	1.0
Effective income tax rate	1.0%	1.0%

7.      OTHER INCOME

The $6,000 of other income reflected in the unaudited condensed statements of income for the quarter ended November 30, 2014 consists of interest income on investment in treasury bills and certificates of deposit. The $89,000 of other income reflected in the unaudited condensed statements of income for the quarter ended November 30, 2013 consists of $77,000 of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings and $12,000 of interest income on investment in treasury bills and certificates of deposit.

8.      ACCRUED EXPENSES AND OTHER LIABILITIES

As of November 30, 2014 and February 28, 2014, accrued expenses and other liabilities consisted of the following:

	11/30/14	2/28/14
Payroll and related employee benefits	$500,000	$539,000
Income taxes	11,000	15,000
Property taxes	-	7,000
Other liabilities	9,000	44,000
	$520,000	$605,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

9.      EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2014 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$2,000	$121,000	$0	$0	$123,000
Canada and Latin America	8,000	0	0	0	8,000
Far East and Middle East	0	0	16,000	106,000	122,000
United States	328,000	1,360,000	60,000	417,000	2,165,000
Totals	$338,000	$1,481,000	$76,000	$523,000	$2,418,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2013 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$196,000	$0	$25,000	$221,000
Canada and Latin America	22,000	0	13,000	0	35,000
Far East and Middle East	0	0	0	47,000	47,000
United States	257,000	788,000	113,000	654,000	1,812,000
Totals	$279,000	$984,000	$126,000	$726,000	$2,115,000

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended November 30, 2014, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	48%
United States Government	15%
63%

For the quarter ended November 30, 2013, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	67%
BAE Systems Australia	9%
76%

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

10.    MAJOR SUPPLIERS

For the quarter ended November 30, 2014, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	17%
Eastern States Components, Inc.	11%
28%

For the quarter ended November 30, 2013, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	37%
Air Products, Inc.	9%
46%

11.     COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2015	102,000
2016	415,000
2017	428,000
2018	441,000
2019	454,000
2020	468,000
2021	482,000
2022	411,000
$3,201,000

12.     PAYMENT OF DIVIDEND

On June 24, 2014, the Company paid a cash dividend of $.05 per share of common stock to stockholders of record as of the close of business on June 9, 2014.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENT

13.     RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the interim financial statement for August 31, 2014 the Company identified an error in the recorded value of one device in the Company’s work in process inventory. To correct this error and make the corresponding adjustments to other items in the Company’s financial statements and the corresponding revisions to related disclosure, the Company restated certain line items in the unaudited consolidated financial statements.

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

The following summarizes the impact of the restatement on the affected line items in the Condensed Statements of Income for the three and six months ended August 31, 2014 (Unaudited, in thousands except for per share amounts):

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

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Trends and Uncertainties:

During the three months ended November 30, 2014, the Company’s book-to-bill ratio was approximately .86 as compared to approximately ..81 for the three months ended November 30, 2013, reflecting an increase in the volume of orders booked. The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty-four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty- four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures to continue profitable business operations.

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

Results of Operations-Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013:

Net sales for the three months ended November 30, 2014 increased 14% to $2,418,000 as compared to $2,115,000 for the three months ended November 30, 2013. This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended November 30, 2014 increased to $1,811,000 from $1,428,000 for the three months ended November 30, 2013, primarily due to higher raw material purchase costs and lower production yields. Expressed as a percentage of sales, cost of sales increased to 75% from 68% for the same period in 2013. This increase in percentage was due primarily to higher raw material purchase costs and lower production yields, a higher amount of net sales, and product mix.

Gross profit for the three months ended November 30, 2014 decreased to $607,000 from $687,000 for the three months ended November 30, 2013, primarily due to higher raw material purchase costs and lower production yields as mentioned above. Accordingly, gross margins on the Company’s sales decreased to 25% for the three months ended November 30, 2014 in comparison to 32% for the three months ended November 30, 2013.

For the three months ended November 30, 2014, the Company shipped 23,687 units as compared to 21,634 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average per unit sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended November 30, 2014, the Company’s backlog of open orders decreased 5% to $6,417,000 as compared to the backlog of open orders of $6,749,000 as of August 31, 2014. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 21% to $2,083,000 in the level of bookings during the three months ended November 30, 2014 as compared to the same period in the prior year. The increase in bookings for the three months ended November 30, 2014 is principally a result of an increase in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $343,000 for the three months ended November 30, 2014 from $413,000 for the same period in the prior year. The decrease reflects lower legal fees and recruiting fees which was partially offset by higher commission and labor expenses. During the three months ended November 30, 2014, selling, general, and administrative expenses as a percentage of net sales decreased to 14% as compared to 20% for the three months ended November 30, 2013.

Operating income for the three months ended November 30, 2014 decreased to $264,000 as compared to $274,000 for the three months ended November 30, 2013. This decrease is due primarily to higher raw material purchase costs and lower production yields which was partially offset by a higher amount of net sales, and product mix.

The Company recorded other income of $6,000 for the three months ended November 30, 2014 as compared to $89,000 for the three months ended November 30, 2013. Other income for the three months ended November 30, 2014 includes $6,000 of interest income on investment in treasury bills and certificates of deposit. Other income for the three months ended November 30, 2013 includes $77,000 of income from relief of obligation and $12,000 of interest income on investment in treasury bills and certificates of deposit.

Net income for the three months November 30, 2014 decreased to $258,000 as compared to $360,000 for the same period in 2013. This decrease is due primarily to a decrease in total other income, specifically from relief of obligation and interest income, and higher raw material purchase costs and lower production yields.

Results of Operations-Nine months Ended November 30, 2014 Compared to Nine months Ended November 30, 2013:

Net sales for the nine months ended November 30, 2014 increased 9% to $7,028,000 as compared to $6,432,000 for the nine months ended November 30, 2013. This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements.

Cost of sales for the nine months ended November 30, 2014 increased to $5,292,000 from $4,645,000 for the nine months ended November 30, 2013, primarily due to higher raw material purchase costs and lower production yields. Expressed as a percentage of sales, cost of sales increased to 75% as compared to 72% for the same period in 2013. This increase in percentage was due primarily to higher raw material purchase costs and lower production yields combined with a higher amount of net sales, and product mix.

Gross profit for the nine months ended November 30, 2014 decreased to $1,736,000 from $1,787,000 for the nine months ended November 30, 2013, primarily due to higher raw material purchase costs and lower production yields as mentioned above. Gross margins on the Company’s sales decreased to 25% as compared to 28% for the same period in 2013.

For the nine months ended November 30, 2014, the Company shipped 68,563 units as compared to 77,655 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average per unit sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the nine months ended November 30, 2014, the Company’s backlog of open orders decreased 21% to $6,417,000 as compared to backlog of open orders of $8,170,000 as of February 28, 2014. The Company’s backlog of $6,417,000 as of November 30, 2014 was 12% higher as compared to the backlog of open orders of $5,733,000 as of November 30, 2013. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced an increase of 17% to $5,273,000 in the level of bookings during the nine months ended November 30, 2014 when compared with the nine months ended November 30, 2013. The increase occurred principally a result of an increase in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $1,065,000 for the nine months ended November 30, 2014 from $1,180,000 for the same period in the prior year, primarily due to lower legal fees and lower recruiting fees which was partially offset by higher commission and labor expenses. During the nine months ended November 30, 2014, selling, general, and administrative expenses as a percentage of net sales decreased to 15% as compared to 18% for the nine months ended November 30, 2013.

Operating income for the nine months ended November 30, 2014 increased to $671,000 from $607,000 for the nine months ended November 30, 2013. This increase is due primarily to a higher amount of net sales and lower selling, general, and administrative expenses as described above.

The Company recorded other income of $20,000 for the nine months ended November 30, 2014 as compared to other income of $191,000 for the nine months ended November 30, 2013. Included in other income for the nine months ended November 30, 2014 was $12,000 of interest income on investment in treasury bills and certificates of deposit and $8,000 of income from relief of obligation. Included in other income for the nine months ended November 30, 2013 was $167,000 of income from relief of obligation and $28,000 of interest income on investment in treasury bills and certificates of deposit partially offset by $4,000 of other expense.

Net income for the nine months ended November 30, 2014 decreased to $672,000 from $789,000 for the same period in 2013. This decrease is due primarily to a decrease in total other income, specifically lower income from relief of obligation and lower interest income.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $766,000 for the nine months ended November 30, 2014 primarily reflecting net income of $672,000 plus a $105,000 decrease in accounts receivable.

Net cash provided by operating activities was $296,000 for the nine months ended November 30, 2013 primarily reflecting net income of $782,000 offset by an increase of $483,000 to net inventories.

Investing Activities:

Net cash used in investing activities was $799,000 for the nine months ended November 30, 2014 primarily reflecting $4,769,000 in sales of treasury bills and certificates of deposit, $5,478,000 in investments in certificates of deposit, and $90,000 in purchases of property, plant and equipment.

Net cash used in investing activities was $1,216,000 for the nine months ended November 30, 2013 primarily reflecting $1,799,000 in sales of treasury bills and certificates of deposit, $2,831,000 in investments in treasury bills and certificates of deposit, and $184,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash used in financing activities was $103,000 for the nine months ended November 30, 2014 primarily reflecting a $109,000 dividend paid to shareholders offset by $6,000 from stock option exercises by a Company employee.

There was no co cash used in financing activities for the nine months ended November 30, 2013.

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. The Company anticipates that its capital expenditures required to sustain operations will be approximately $75,000 during the balance of the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the next twelve months. However, due to the level of current backlog and projected new order intake (due to the status of the general economy and the shift to Commercial Off -The-Shelf (COTS) by the defense industry), the Company might be required to take cost cutting and productivity enhancing activities to assure its continued profitability.

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

At November 30, 2014, February 28, 2014 and November 30, 2013, the Company had cash and cash equivalents of approximately $489,000, $625,000 and $377,000, respectively. The cash decrease for the nine months ended November 30, 2014 was primarily due to the purchase of certificates of deposit.

At November 30, 2014, February 28, 2014 and November 30, 2013, the Company had investments in treasury bills and certificates of deposit of approximately $6,970,000, $6,261,000 and $6,205,000, respectively.

At November 30, 2014, the Company had working capital of $11,774,000 as compared with a working capital at November 30, 2013 of $10,964,000. At February 28, 2014, the Company had a working capital of $11,128,000. The $646,000 increase for the nine months ended November 30, 2014 was due primarily to the $672,000 of net income for the period.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

Forward Looking Statements:

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2014, as supplemented by those described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the quarterly period ended November 30, 2014. Based on that evaluation and solely as a result of the material weakness in the Company’s internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2014. As discussed below, management has implemented a remediation plan to remediate the material weakness and address the effectiveness of the Company’s disclosure controls and procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiency described below was identified in connection with the restatement of the Company's financial statements for the quarterly period ended August 31, 2014 and disclosed in the amended quarterly report filed on January 9, 2015 (the "Form 10-Q/A"). As further disclosed in the Form 10-Q/A and as set forth below, management has taken and continues to take steps to remediate the control deficiency described below, and the Company has performed additional analyses and other procedures to enable management to conclude that the Company's condensed financial statements included in this report fairly present, in all material respects, the Company's financial condition and results of operations as of and for the period ended November 30, 2014.

Material Weakness

The Company’s management identified and reported to the Audit Committee the following control deficiency in the Company’s internal control over financial reporting as of August 31, 2014:

●	The Company concluded that certain controls over period-end work in process inventory accounting of work-in-process did not operate with sufficient precision. Specifically, a misstatement was detected relating to inventory valuation as a result of an undetected data entry error with respect to the cost per unit of one device that was manually entered and applied to all the units of such device in work in process inventory as of August 31, 2014. The manual input of the quantity of units on hand and the cost entry per unit was not verified by a second person. This control deficiency resulted in misstatements of the Company’s work in process inventory and as a result of other items, including total assets, cost of sales and net income. This control deficiency, if not remediated, could result in further misstatement to the valuation of work in process inventory that would result in material misstatement to future annual or interim condensed financial statements that would not be prevented or detected. Accordingly, management has concluded that this control efficiency constitutes a material weakness.

Remediation Plan

Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of internal control over financial reporting. Management believes the remediation measures described below will remediate the identified control deficiency and strengthen the Company’s internal control over financial reporting.

Management has implemented the following measures to remediate the internal control deficiency:

●	The review and verification of all manually entered data with respect to the valuation of work in process inventory by a second person with an appropriate level of accounting knowledge, experience and training; and

●	Automatic data/price verification procedures such as the lower of cost or market value testing.

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

PART II– OTHER INFORMATION

ITEM 1A.	RISK FACTORS:

Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act. As discussed in Part I – Item 4, we identified a material weakness in the operation of the Company's internal control over financial reporting as of August 31, 2014. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to inventory valuation of the Company's work in process inventory. Solely as a result of this material weakness, management concluded that the Company's disclosure controls and procedures were not effective as of August 31, 2014.

As discussed in Part I – Item 4 we have implemented remediation measures and we are in the process of identifying any additional appropriate remediation measures. There is the potential that our remediation efforts may not be successful. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we fail to complete our remediation plan in a timely fashion, or at all, or if our remediation plan is inadequate or we encounter difficulties in the implementation or maintenance of our internal control over financial reporting or disclosure controls and procedures, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC. In addition, any failure to implement our remediation plan or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim financial statements. Further, if any other material weakness or deficiency in our internal control exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations. Moreover, our failure to remediate the material weakness identified above or the identification of additional material weaknesses, could adversely affect our stock price and investor confidence.

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

Date: January 20, 2015
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

