Form 10-K
period 2015-02-28
SOLITRON DEVICES INC
filed 2015-05-29
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2014 was $8,085,206 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 15, 2015 was 2,187,132.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2015 are incorporated herein by reference in Part III.

i

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

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 28, 2015 and February 28, 2014 and (ii) contributions to the Company's total order backlog at February 28, 2015 and February 28, 2014.

	(i)	(i)	(ii)	(ii)
	% of Total Sales	% of Total Sales
	for Fiscal Year Ended	for Fiscal Year Ended	% Backlog at	% Backlog at
	February 28,	February 28,	February 28,	February 28,
Product Line	2015	2014	2015	2014

Power Transistors	14%	14%	15%	13%
Hybrids	56%	51%	53%	67%
Power MOSFETS	26%	30%	28%	17%
Field Effect Transistors	4%	5%	4%	3%
	100%	100%	100%	100%

The Company’s backlog at February 28, 2015 and February 28, 2014 and total sales for the years ended February 28, 2015 and February 28, 2014 reflect demand for the Company’s products at such dates and for such periods. For more information, see “Backlog” below. The variation in the proportionate share of each product line for each period reflects changes emanating from: demand, Congressional appropriations, the process and timing associated with awards of defense contracts, and shifts in technology and consolidation of defense prime contractors.

The Company’s semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company’s active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete. Discrete devices contain one single semiconductor element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal years ended February 28, 2015 and February 28, 2014, approximately 90% of the Company’s sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, and spacecraft. The Company’s products have been used on the space shuttle and on the spacecraft sent to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner). For the fiscal years ended February 28, 2015 and February 28, 2014, approximately 90% of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 10% of sales are for non-military, scientific and industrial applications.

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

Each new design is first produced on a CAD/CAE (Computer Aided Design/Computer Aided Engineering) computer system. The design layout is then reduced to the desired micro size and transferred to silicon wafers in a series of steps that include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device or a single diode. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using eutectic, soft solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation. In the case of hybrids, design engineers formulate the circuit and layout designs. Ceramic substrates are then printed with thick film gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips, capacitor chips and inductors are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins. For the years ended February 28, 2015 and February 28, 2014, the Company manufactured approximately 20% of the hybrid packages it used and purchased the balance from suppliers.

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

ISO 9001:2008

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

MARKETING AND CUSTOMERS

The Company’s products are sold throughout the United States and abroad directly to customers and through a network of manufacturers’ representatives and distributors. The Company is represented (i) in the United States by five representative organizations that operate out of five different locations with 8 salespeople and two stocking distributor organizations that operate out of 12 locations and a third stocking distributor that operates out of 350 sales offices worldwide employing 2,700 people and (ii) in the international market by a representative organization in Israel with one salesperson. The Company also directly employs several sales, marketing, and application engineering personnel to coordinate operations with the representatives and distributors and to handle key accounts.

During the fiscal year ended February 28, 2015, the Company sold products to approximately 109 customers. Of these 109 customers, 32 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 28, 2015, Raytheon Company accounted for approximately 48% of net sales, as compared to the 56% it accounted for during the fiscal year ended February 28, 2014. During the fiscal year ended February 28, 2015, sales to the United States Government accounted for approximately 15% of net sales, as compared to the 6% it accounted for during the fiscal year ended February 28, 2014. Raytheon Company, the United States Government, and BAE Systems are the only customers that accounted for more than 10% of net sales during the last fiscal year. Fifteen of the Company’s customers accounted for approximately 95% of the Company’s net sales during the fiscal year ended February 28, 2015. It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. As a result, the Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company.

Historically, during the fiscal year ended February 28, 2015 and since that date, a substantial portion of the Company’s products were sold pursuant to contracts, or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company’s sales may be adversely impacted by Congressional appropriations, changes in national defense policies and priorities and the continuing impact of the sequestration process that was triggered on March 1, 2013 which imposes automatic, across-the-board cuts to mandatory and discretionary federal spending over the next ten years. All of the Company’s contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Australia, accounted for approximately 16% of the Company’s net sales for the fiscal year ended February 28, 2015 as compared to 14% for the year ended February 28, 2014. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. See Note 9 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, more than 97% of which is scheduled for delivery within 12 months, was approximately $7,176,000 at February 28, 2015, as compared to $8,170,000 as of February 28, 2014. For the years ended February 28, 2015 and February 28, 2014, the entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 29, 2016. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bookings and Backlog.”

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company’s backlog as of any particular date may not be indicative of actual sales for any succeeding period. See “Management’s Discussions and Analysis of Financial Conditions – Result of Operations” for a discussion of the decrease in bookings for the year ended February 28, 2015 as compared to the previous year.

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

The Company has numerous competitors across all of its product lines. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufactures some of the Company’s products. A few such major competitors (e.g., IXYS Corporation, Motorola Inc. (now On Semiconductors), Fairchild Semiconductor, among others) have elected to withdraw from the military market altogether. However, there is no assurance that the Company’s business will increase as a result of such withdrawals. Other competitors in the military market include International Rectifier (the Omnirel Division) now owned by Infinion Semiconductor, Microsemi Corporation (the NES and APT Divisions), M.S. Kennedy Corporation (a wholly owned subsidiary of Anaren, Inc.), Natel Engineering Company and Sensitron Semiconductor. The Company competes principally on the basis of product quality, turn-around time, customer service and price. The Company believes that competition for sales of products that will ultimately be sold to the United States Government has intensified and will continue to intensify as United States defense spending on high reliability components continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase COTS standard products in lieu of products made in accordance with more stringent military specifications. The continuing impact of the sequestration process cannot be assessed at this time. However, indication from key customers is that they will be impacted by spending cuts and therefore it is likely that we will be impacted as well.

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

EMPLOYEES

At February 28, 2015, the Company had 80 employees, 52 of whom were engaged in production activities, 3 in sales and marketing, 6 in executive and administrative capacities and 19 in technical and support activities. Of the 80 employees, 77 were full time employees and 3 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company, and their approximate percentage of total purchases, are: Egide USA Inc. (20%), Wuxi Streamtek Ltd. (10%), Air Products, Inc. (8%), Eastern States Components (8%), Stellar Industries Inc. (6%), E. I. DuPont de Nemours (5%), and Coining (4%). Because of a diminishing number of sources for components and packages in particular, and the sharp increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold. Should a shortage of three-inch silicon wafers occur, we might not be able to switch our manufacturing capabilities to another size wafer in time to meet our customer’s needs, leading to lost revenues. Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

EFFECT OF GOVERNMENT REGULATION

The Company received DSCC approval to supply its products in accordance with MIL-PRF-19500 and Class H of MIL-PRF-38534. These qualifications are required to supply to the United States Government or its prime contractors. The Company expects that its continued maintenance of these qualifications will continue to improve its business posture by increasing product marketability. The Company is also certified in accordance with AS9100.

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

During the fiscal year ended February 28, 2015, fifteen customers accounted for approximately 95% of our revenues. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

Our business could be negatively affected by the proxy contest at our 2015 annual meeting of stockholders and other activist stockholder activities.

On May 21, 2015, Cedar Creek Partners LLC, Eriksen Capital Management LLC, H. Timothy Eriksen and David W. Pointer (collectively, “Cedar Creek”) filed a preliminary proxy statement relating to, among other items, their intention to nominate two director candidates for election as Class II directors to our board of directors at our 2015 annual meeting of stockholders, to submit a proposal requesting a declassified board structure to an advisory vote of the stockholders and to solicit proxies in support of its nominees and its proposal requesting a declassified board structure. Our business could be adversely affected by the proxy contest because it:

●	will require us to incur significant legal fees and proxy solicitation expenses;
●	will require significant time and attention from management and the board of directors and direct their attention away from our operations;
●	could adversely affect our relationships with key business partners;
●	could result in loss of potential business opportunities;
●	could give rise to perceived uncertainties as to our future direction;
●	could make it more difficult to attract and retain qualified personnel; and
●	could result in individuals being elected to our board of directors to pursue a particular agenda, which may adversely affect our ability to implement our business strategy and create stockholder value.

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

We cannot guarantee that we will declare future cash dividend payments at historic rates or at all, nor repurchase any shares of our common stock pursuant to our newly authorized stock repurchase program.

We declared and paid a cash dividend of $0.05 per share in 2014 and we have declared a cash dividend of $0.25 per share which is to be paid on or about July 22, 2015 to stockholders of record as of the close of business on June 29, 2015. We also announced that our Board of Directors has authorized a repurchase program under which the Company may repurchase up to $500,000 of the Company's common stock through February 29, 2016. Any determination to pay cash dividends in the future at the recent dividend rates declared in 2014 and 2015 or at all, and any determination to repurchase shares of the Company's common stock under the newly authorized repurchase program is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such dividends or stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Accordingly, there is no assurance that we will continue to pay cash dividends at recent historical levels or at all or repurchase stock pursuant to our stock repurchase program, or that any declaration of cash dividends or stock repurchases under our stock repurchase program will have a beneficial impact on our stock price.

Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.

Pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC promulgated disclosure rules for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These "conflict minerals" are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. While certain aspects of these rules continue to be litigated and a ruling by the Federal Court of Appeals for the D.C. Circuit has led to further uncertainty regarding the SEC’s enforcement of the rule, the disclosure rules, as modified by the ruling, went into effect in 2014. The implementation of these regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act. We identified a material weakness in the operation of the Company’s internal control over financial reporting as of August 31, 2014. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to inventory valuation of the Company’s work in process inventory. Solely as a result of this material weakness, management concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2014.

We have implemented remediation measures and we are in the process of identifying any additional appropriate remediation measures. There is the potential that our remediation efforts may not be successful. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we fail to complete our remediation plan in a timely fashion, or at all, or if our remediation plan is inadequate or we encounter difficulties in the implementation or maintenance of our internal control over financial reporting or disclosure controls and procedures, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC. In addition, any failure to implement our remediation plan or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim financial statements. Further, if any other material weakness or deficiency in our internal control exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations. Moreover, our failure to remediate the material weakness identified above or the identification or additional material weaknesses, could adversely affect our stock price and investor confidence.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s manufacturing operations and its corporate headquarters are located in one leased facility in West Palm Beach, Florida. The Company leases approximately 47,000 sq. ft. for its facility. The lease is for a term ending on December 31, 2021 and includes an option to renew the lease for an additional five years beginning on January 1, 2022 under current terms. The Company believes that its facility in West Palm Beach, Florida is suitable and adequate to meet its requirements currently and for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 28, 2015, we had no known material current, pending, or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	FISCAL YEAR ENDED		FISCAL YEAR ENDED
	FEBRUARY 28, 2015		FEBRUARY 28, 2014
	HIGH	LOW	HIGH	LOW

First Quarter	$4.30	$3.89	$4.07	$3.70
Second Quarter	$4.24	$3.97	$3.95	$3.66
Third Quarter	$4.30	$4.00	$4.49	$3.66
Fourth Quarter	$4.47	$4.03	$4.45	$4.00

As of May 15, 2015, there were approximately 1,416 holders of record of the Company’s Common Stock. On May 15, 2015, the last sale price of the Common Stock as reported on the OTCBB was $4.02 per share.

Since emerging from bankruptcy in 1993 through the fiscal year ended February 28, 2014, the Company had not paid any dividends. Pursuant to the Company’s ability to pay its settlement proposal with the USEPA, the Company had agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities was agreed upon and paid in full. The Company made its last payment to the USEPA on May 22, 2013. On May 19, 2014, the Board of Directors approved a cash dividend of $0.05 per share of common stock which was paid on June 24, 2014 to stockholders of record as of the close of business on June 9, 2014. On May 29, 2015, the Board of Directors approved a cash dividend of $0.25 per share of common stock which is to be paid on or about July 22, 2015 to stockholders of record as of the close of business on June 29, 2015.

On May 29, 2015, the Board of Directors of the Company authorized a repurchase program under which the Company may repurchase up to $500,000 of the Company’s common stock through February 29, 2016. Under the repurchase program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors.

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(Dollars in Thousands)
	Years Ended February 28
	2015	2014

Net Sales	$9,757	$8,650
Cost of sales	7,225	6,389
Gross profit	2,532	2,261
Selling, general and administrative expenses	1,610	1,543
Operating income	922	718
Interest income	16	28
Other income, net	8	163
Provision for Income taxes	(19)	(13)
Net Income	$927	$896

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 28, 2015, the Company’s book-to-bill ratio was approximately 0.90 as compared to approximately 1.06 for the fiscal year ended February 28, 2014 reflecting a continued decrease in the volume of orders booked. The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last 12 to 24 months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

SIGNIFICANT ACCOUNTING PRINCIPLES:

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts.

Earnings Per Common Share

Earnings per common share is presented in accordance with Accounting Standards Codification (“ASC”) 260-10 “Earnings per Share.” Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.

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

Results of Operations

2015 vs. 2014

Net sales for the fiscal year ended February 28, 2015 increased by approximately 12.8% to $9,757,000 versus $8,650,000 during the fiscal year ended February 28, 2014, as a result of an increase in the demand for the Company’s products with a higher average sales price due to changes in defense spending on and priorities in military programs the Company supports, as well as increased delivery requirements by its customers.

Net bookings were less than net sales by approximately 10%. Backlog decreased from $8,170,000 as of February 28, 2014 to $7,176,000 as of February 28, 2015. The Company has experienced a decrease in the level of bookings of approximately 4% for the fiscal year ended February 28, 2015 as compared to the previous fiscal year primarily due to changes in defense spending on and priorities in military programs the Company supports.

During the fiscal year ended February 28, 2015, the Company shipped 90,309 units as compared with 99,906 units shipped during the fiscal year ended February 28, 2014. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of sales for the fiscal year ended February 28, 2015 increased to $7,225,000 from $6,389,000 for the fiscal year ended February 28, 2014 due to higher sales, an increase in cost of sales due to lower product yields, and increases in raw material costs, and manufacturing supplies and expenses. Expressed as a percentage of sales, cost of sales remained flat at approximately 74% for the fiscal year ended February 28, 2015 when compared to 74% for the fiscal year ended February 28, 2014.

Gross profit for the fiscal year ended February 28, 2015 increased to $2,532,000 from $2,261,000 for the fiscal year ended February 28, 2014 due to an increase in net sales, partially offset by an increase in cost of sales due to lower product yields. Expressed as a percentage of sales, gross profit for the fiscal year ended February 28, 2015 remained flat at approximately 26% as compared to the fiscal year ended February 28, 2014.

During the year ended February 28, 2015, selling, general and administrative expenses, as a percentage of sales, decreased to approximately 17%, as compared to 18% for the year ended February 28, 2014. In terms of dollars, selling, general and administrative expenses increased approximately 4% to $1,610,000 for the fiscal year ended February 28, 2015 from $1,543,000 for the fiscal year ended February 28, 2014. This increase is primarily the result of increases in sales commissions, accounting fees, recruiting expenses, legal fees and costs associated with holding the annual stockholders meeting.

Operating income for the fiscal year ended February 28, 2015 was $922,000 as compared to an operating income of $718,000 for the fiscal year ended February 28, 2014. This increase was mainly attributable to higher sales, partially offset by an increase in cost of sales and selling, general and administrative expenses.

Interest income for the fiscal year ended February 28, 2015 decreased to $16,000 from $28,000 during the fiscal year ended February 28, 2014. This decrease was attributable to lower earned interest rates on certificates of deposit.

Other income for the fiscal year ended February 28, 2015 decreased to $8,000 from $163,000 for the fiscal year ended February 28, 2014. Other income for the fiscal year ended February 28, 2015 consisted of approximately $8,000 of income from the settlement of outstanding debt. Other income for the year ended February 28, 2014 consisted of $167,000 of income from the settlement of outstanding debt offset by $4,000 of expense due to receivables adjustments.

Net income for the fiscal year ended February 28, 2015 was $927,000 as compared to net income of $896,000 for the fiscal year ended February 28, 2014. This increase was mainly attributable to higher sales discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities was $1,131,000 for the year ended February 28, 2015, principally reflecting net income of $927,000, a decrease of $120,000 in inventory levels to meet customer demand, and an increase to accounts receivable of $233,000 and accounts payable post-petition of $118,000.

Net cash provided by operating activities was $619,000 for the year ended February 28, 2014, principally reflecting net income of $896,000, an increase of $283,000 in inventory levels to meet customer demand, and a decrease to accounts payable—pre-petition of $270,000 as a result of settlements of debts.

Investing Activities

Net cash used in investing activities was $833,000 for the year ended February 28, 2015 principally reflecting the net purchase of investments in treasury bills and certificates of deposit with $710,000 of cash and the purchases of $123,000 of manufacturing equipment.

Net cash used in investing activities was $1,291,000 for the year ended February 28, 2014 principally reflecting the net purchase of investments in treasury bills and certificates of deposit with $1,087,000 of cash and the purchases of $204,000 of manufacturing equipment.

Financing Activities

Net cash used in financing activities was $103,000 for the year ended February 28, 2015, principally reflecting a paid cash dividend of $109,000, partially offset by proceeds from the exercise of stock options of $6,000.

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

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a lower level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand and cash from continuing operations to satisfy its operating needs over the next 12 months. However, due to the level of current backlog, projected new order intake, the status of the general economy and the shift to Commercial Off–The-Shelf (COTS) products by the defense industry, the Company might operate at breakeven or at a small loss during part of the next fiscal year.

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

At February 28, 2015 and February 28, 2014, the Company had cash and cash equivalents of $820,000 and $625,000, respectively. The cash change was primarily due to the change in the amount invested in Treasury bills/Certificate of Deposit (“CDs”). At February 28, 2015 and February 28, 2014, the Company had investments in Treasury bills/CDs of $6,971,000, offset by purchases of manufacturing equipment and leasehold improvements, and $6,261,000, offset by purchases of manufacturing equipment and leasehold improvements. The increase in investments was primarily due to the investment of free cash from operations.

At February 28, 2015, the Company had working capital of $12,052,000 as compared with a working capital at February 28, 2014 of $11,128,000. The increase was primarily due to increases in accounts receivable, investments in treasury bills and certificates of deposit, and inventory and to a decrease in customer deposits.

See “Properties” in Part I, Item 2, for more information.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2015, the Company’s net bookings were $8,773,000 in new orders as compared with $9,138,000 for the year ended February 28, 2014, reflecting a decrease in bookings of approximately 4%. The Company’s backlog decreased to $7,176,000 at February 28, 2015 as compared with $8,170,000 as of February 28, 2014, reflecting a decrease of approximately 12% in backlog. In the event that bookings in the long-term continue to decline significantly below the level experienced in the past 24 to 36 months, the Company may be required to implement additional cost-cutting and other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects and current productivity.

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

The Company also plans to continue its efforts in selling commercial semiconductors and power modules and to develop appropriate strategic alliance arrangements. If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods and invest in capital equipment (assembly and test) to replace older generation equipment and to support new product manufacturing. Any financing necessary to fund these initiatives could come from equipment leasing, among other financing alternatives. Despite its intentions, the Company cannot assure you that any of the above-described plans will be successful in increasing liquidity, reducing costs or improving sales.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

●	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.

●	Our complex manufacturing processes may lower yields and reduce our revenues.
●	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
●	We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.
●	Changes in government policy or economic conditions could negatively impact our results.
●	Our inventories may become obsolete and other assets may be subject to risks.
●	Environmental regulations could require us to incur significant costs.
●	Our business is highly competitive, and increased competition could reduce gross profit margins and the value of an investment in our Company.
●	Downturns in the business cycle could reduce the revenues and profitability of our business.
●	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
●	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
●	Cost reduction efforts may be unsuccessful or insufficient to improve our profitability and may adversely impact productivity.
●	We may not achieve the intended effects of our new business strategy, which could adversely impact our business, financial condition and results of operations.
●	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
●	A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.

●	The nature of our products exposes us to potentially significant product liability risk.
●	We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.
●	Our business could be negatively affected by the proxy contest at our 2015 annual meeting of stockholders and other activist stockholder activities.
●	Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.
●	Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

●	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
●	We may make substantial investments in plant and equipment that may become impaired.
●	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
●	Our international operations expose us to material risks, including risks under U.S. export laws.
●	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which could cause our business and reputation to suffer.
●	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
●	We cannot guarantee that we will declare future cash dividend payments at historic rates or at all, nor repurchase any shares of common stock pursuant to our newly authorized stock repurchase program.
●	Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.
●	Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. In addition, any evaluation of the effectiveness of internal controls over financial reporting in future periods is subject to the risk that those internal controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2015. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework (1992)”, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2015 due to the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management determined that the following material weakness existed as of February 28, 2015:

●	The Company concluded that certain controls over period-end work in process inventory accounting of work in process did not operate with sufficient precision. Specifically, a misstatement was detected relating to inventory valuation as a result of an undetected data entry error with respect to the cost per unit of one device that was manually entered and applied to all the units of such device in work in process inventory as of August 31, 2014. The manual input of the quantity of units on hand and the cost entry per unit was not verified by a second person. This control deficiency resulted in misstatements of the Company’s work in process inventory and as a result of other items, including total assets, cost of sales and net income. This control deficiency, if not remediated, could result in material misstatement to the valuation of work in process inventory that would result in material misstatement to future annual or interim financial statements that would not be prevented or detected.

This Management’s Report on Internal Control over Financial Reporting does not include an attestation report of our independent registered public accounting firm due to the exemption provisions established by the result of the Securities and Exchange Commission for smaller reporting companies.

As of February 28, 2015, the Company’s management has implemented the following measures to remediate the internal control deficiency:

●	The review and verification of all manually entered data with respect to the valuation of work in process inventory by a second person with an appropriate level of accounting knowledge, experience, and training;
●	Automatic data/price verification procedures such as the lower of cost or market value testing; and
●	The Company retained the services of its former cost accountant to review and audit the work performed by the Company’s current staff.

As of February 28, 2015, the Company’s management has determined to implement the following measures to further remediate the internal control deficiency as soon as practicable:

●	Upgrade the skill level of the personnel responsible for work in process valuation that will be trained by its former cost accountant.

The Company’s management believes the foregoing efforts will effectively remediate the material weakness after this control has operated effectively for a reasonable period of time. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.

Solitron Devices, Inc.

May 29, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Solitron Devices, Inc.

We have audited the accompanying balance sheets of Solitron Devices, Inc. as of February 28, 2015 and 2014 and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2015. Solitron Devices, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of February 28, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.

Hollywood, Florida

May 29, 2015

SOLITRON DEVICES, INC.

BALANCE SHEETS

AS OF FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

	2015	2014
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$820	$625
Treasury Bills and Certificates of Deposit	6,971	6,261
Accounts receivable, less allowance for doubtful accounts of $2	1,018	785
Inventories, net (Note 3)	4,197	4,316
Prepaid expenses and other current assets	123	155
TOTAL CURRENT ASSETS	13,129	12,142

PROPERTY, PLANT AND EQUIPMENT, Net (Note 4)	458	558

OTHER ASSETS	8	7
TOTAL ASSETS	$13,595	$12,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable-Post-petition	$425	$307
Accounts payable-Pre-petition	-	8
Customer deposits	20	94
Accrued expenses and other current liabilities (Note 5)	632	605
TOTAL CURRENT LIABILITIES	1,077	1,014

TOTAL LIABILITIES	1,077	1,014

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,185,832 shares and 2,177,832 shares issued and outstanding, net of 273,230 shares of treasury stock as of February 28, 2015 and February 28, 2014, respectively	23	23
Additional paid-in capital	2,749	2,743
Accumulated other comprehensive income	15	14
Retained earnings	10,006	9,188
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS’ EQUITY	12,518	11,693
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,595	$12,707

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

	2015	2014
	(in thousands, except for share and per share amounts)

Net sales	$9,757	$8,650
Cost of sales	7,225	6,389
Gross profit	2,532	2,261
Selling, general and administrative expenses	1,610	1,543
Operating income	922	718
Other income (expenses):
Interest income	16	28
Other, net (Note 12)	8	163
Income before provision for income taxes	946	909
Provision for income taxes	19	13
Net income	$927	$896

Other comprehensive income
Unrealized gain on investments	1	1
Total comprehensive income	$928	$897

Income per share from operating income-Basic	$0.42	$0.33
Income per share from operating income-Diluted	$0.38	$0.30

Net income per share-Basic	$0.42	$0.41
Net income per share-Diluted	$0.38	$0.37

Weighted average shares outstanding-Basic	2,183,876	2,177,832
Weighted average shares outstanding-Diluted	2,408,635	2,404,390

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended February 28, 2015 and FEBRUARY 28, 2014

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total
	(In thousands, except for number of shares)

Balance, February 28, 2013	2,177,832	$23	$2,743	$13	$8,292	$(275)	$10,796

Unrealized gain on investments	-	-	-	1	-	-	1
Net income	-	-	-	-	896	-	896

Balance, February 28, 2014	2,177,832	$23	$2,743	$14	$9,188	$(275)	$11,693

Employee exercise of stock options	8,000	-	6	-	-	-	6

Dividend	-	-	-	-	(109)	-	(109)

Unrealized gain on investments	-	-	-	1	-	-	1
Net income	-	-	-	-	927	-	927

Balance, February 28, 2015	2,185,832	$23	$2,749	$15	$10,006	$(275)	$12,518

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

	2015	2014
	(in thousands)

Net income	$927	$896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	237
Decrease (increase) in operating assets:
Accounts receivable	(233)	296
Inventories	120	(283)
Prepaid expenses and other current assets	32	13
Other assets	(2)	30
Increase (decrease) in operating liabilities:
Accounts payable-post-petition	118	(6)
Accounts payable-pre-petition	(8)	(270)
Customer deposit	(73)	(177)
Accrued expenses and other liabilities	27	(117)
Total adjustments	204	(277)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,131	$619

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	6,260	4,813
Purchases of Treasury Bills and Certificates of Deposit	(6,970)	(5,900)
Purchase of property, plant and equipment	(123)	(204)
NET CASH USED IN INVESTING ACTIVITIES	(833)	(1,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend paid	(109)	-
Proceeds from exercise of stock options	6	-
NET CASH USED IN FINANCING ACTIVITIES	(103)	-

Net increase (decrease) in cash and cash equivalents	195	(672)

Cash and cash equivalents - beginning of the year	625	1,297

Cash and cash equivalents - end of the year	$820	$625

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$26	$13

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

The following table summarizes the Company's available-for-sale investments:

	February 28, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
Certificates of deposit	$6,970	$1	$-	$6,971
Total short-term investments	$6,970	$1	$-	$6,971

	February 28, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
Treasury bills	$1,282	$0.49	$-	$1,282
Certificates of deposit	4,978	0.51	-	4,979
Total short-term investments	$6,260	$1	$-	$6,261

At February 28, 2015 and February 28, 2014, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

As of February 28, 2015, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$6,970	$6,971

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of February 28, 2015 and February 28, 2014.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of February 28, 2015, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $560,000 at February 28, 2015. With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

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

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options occurred during the year ended February 28, 2015 or February 28, 2014.

Recent Accounting Pronouncements

No recent accounting pronouncements affecting the Company were issued by the Financial Accounting Standards Board or other standards-setting bodies.

2.    EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Fiscal Year Ended
	February 28
	2015	2014
Weighted average common shares outstanding	2,183,876	2,177,832
Dilutive effect of employee stock options	224,759	226,558
Weighted average common shares outstanding, assuming dilution	2,408,635	2,404,390

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For fiscal years 2015 and 2014 respectively, 8,400 and 12,300 of the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For fiscal year 2015 these options have become dilutive.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

3.    INVENTORIES

As of February 28, 2015, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,124,000	$(404,000)	$1,720,000
Work-In-Process	3,744,000	(1,624,000)	2,120,000
Finished Goods	1,077,000	(720,000)	357,000
Totals	$6,945,000	$(2,748,000)	$4,197,000

As of February 28, 2014, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,878,000	$(447,000)	$1,431,000
Work-In-Process	3,103,000	(1,292,000)	1,811,000
Finished Goods	1,782,000	(708,000)	1,074,000
Totals	$6,763,000	$(2,447,000)	$4,316,000

4.    PROPERTY, PLANT AND EQUIPMENT

As of February 28, 2015 and February 28, 2014, property, plant, and equipment consist of the following:

	2015	2014
Leasehold Improvements	$227,000	$220,000
Machinery and Equipment	3,118,000	3,002,000
Subtotal	3,345,000	3,222,000
Less: Accumulated Depreciation and Amortization	(2,887,000)	(2,664,000)
Net Property, Plant and Equipment	$458,000	$558,000

Depreciation and amortization expense was $223,000 and $237,000 for the years ended 2015 and 2014, respectively and is included in Cost of Sales in the accompanying Statements of Income.

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2015 and February 28, 2014, accrued expenses and other current liabilities consist of the following:

	2015	2014
Payroll and related employee benefits	$575,000	$539,000
Income taxes	15,000	15,000
Property taxes	7,000	7,000
Other liabilities	35,000	44,000
Totals	$632,000	$605,000

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

6.     INCOME TAXES

At February 28, 2015, the Company has net operating loss carryforwards of approximately $11,701,000 that expire through February 2029. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at February 28, 2015 and February 28, 2014:

Deferred Tax Asset (Liability):	2015	2014
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	1,044,000	930,000
Section 263A capitalized costs	85,000	246,000
Total current deferred tax assets	1,130,000	1,177,000
Valuation allowance	(1,130,000)	(1,177,000)
	$0	$0

Long-term
Loss carryforwards	$3,959,000	$5,309,000
Depreciation	(31,000)	(46,000)
Total long-term deferred tax assets	3,928,000	5,263,000
Valuation allowance	(3,928,000)	(5,263,000)
	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the years ended February 28, 2015 and February 28, 2014.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 28, 2015 and February 28, 2014 is as follows:

	2015	2014
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative Minimum Taxes	2.0	1.0
Effective income tax rate	2.0%	1.0%

7.    STOCK OPTIONS

The Company’s 2000 Stock Option Plan provides that stock options are valid for ten years and vest twelve months after the award date unless otherwise stated in the option awards. The 2000 Stock Option Plan terminated pursuant to its terms in July 2010. The Company’s 2007 Stock Incentive Plan allows the Company to grant common stock, options, restricted stock, and stock appreciation rights to eligible individuals. As of February 28, 2015, the Company had not granted any awards under the 2007 Stock Incentive Plan.

On January 23, 2006, the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on January 23, 2007, were for a total of 14,700 shares and the exercise price was fixed at $3.95 per share, which was the price on the OTCBB at the time of the grant. The options are exercisable through January 23, 2016. The remaining options balance is 8,400 as of February 28, 2015.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

On May 16, 2005, the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on May 15, 2006, were for a total of 47,000 shares and the exercise price was fixed at $0.75 per share, which was the price on the OTCBB at the time of the grant. The options were exercisable through May 15, 2015. The remaining options balance was 1,000 as of February 28, 2015.

On May 17, 2004, the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on May 16, 2005, were for a total number of 47,500 shares and the exercise price was fixed at $1.05 per share, which was the price on the OTCBB at the time of the grant. The options were exercisable through May 16, 2014. There are no options from this grant that remain outstanding.

On May 17, 2004, the Board of Directors awarded the Company’s President options totaling 175,636 shares, which are fully vested. The exercise price of these options was fixed at $1.05 per share (the closing price on the OTCBB at the time of the grant).

In December 2000, a grant equal to 10% of the outstanding shares (254,624) was made to the Company’s President at the exercisable price of $0.40 per share (the closing stock price on the date of the grant). Fifty percent (50%) of the total number of shares was immediately exercisable and the other 50% vested in five equal installments over the following five years. All of these options are fully vested.

Below is a summary of the Company’s Stock Option Activity:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Balance, February 28, 2013	451,560	$0.76	3.65	$1,360,000

Expired	(3,000)

Balance, February 28, 2014	448,560	0.74	2.61	$1,496,000

Expired	(900)
Exercised	(8,000)

Balance, February 28, 2015	439,660	$0.73	1.94	$1,570,341

No options were granted in the years ended February 28, 2015 and February 28, 2014.

All of the Company’s outstanding options were vested as of February 28, 2015. No options vested during the years ended February 28, 2015 and February 28, 2014.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at February 28, 2015:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number of Outstanding Options	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.400	$0.400	254,624	Evergreen	$0.40	254,624	$0.40
$1.050	$1.050	175,636	Evergreen	$1.05	175,636	$1.05
$0.750	$0.750	1,000	1 years	$0.75	1,000	$0.75
$3.950	$3.950	8,400	2 years	$3.95	8,400	$3.95
		439,660		$0.74	439,660	$0.74

All options with a remaining contractual life outstanding are fully vested.

8.   EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2015 and February 28, 2014.

9.   EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2015 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$904,000	$10,000	$0	$914,000
Canada and Latin America	47,000	0	20,000	13,000	80,000
Far East and Middle East	18,000	0	40,000	481,000	539,000
United States	1,313,000	4,586,000	278,000	2,047,000	8,224,000
Totals	$1,378,000	$5,490,000	$348,000	$2,541,000	$9,757,000

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2014 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$9,000	$697,000	$28,000	$18,000	$752,000
Canada and Latin America	96,000	0	11,000	0	107,000
Far East and Middle East	10,000	0	11,000	329,000	350,000
United States	1,143,000	3,684,000	392,000	2,222,000	7,441,000
Totals	$1,258,000	$4,381,000	$442,000	$2,569,000	$8,650,000

Revenues from domestic and export sales are attributed to global geographic regions according to the location of the customer’s primary manufacturing or operating facilities.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Sales to the Company's top two customers accounted for 63% of net sales for the year ended February 28, 2015 as compared with 62% of the Company's net sales for the year ended February 28, 2014. Sales to Raytheon Company accounted for approximately 48% of net sales for the year ended February 28, 2015 and 56% for the year ended February 28, 2014. Sales to the second largest customer, the United States Government, for the years ended February 28, 2015 and February 28, 2014 accounted for 15% and 6% of net sales respectively.

10.   MAJOR SUPPLIERS

For the year ended February 28, 2015, purchases from the Company’s two top suppliers, Egide USA Inc. and Wuxi Streamtek Ltd., accounted for 30% of the Company's total purchases of production materials. For the year ended February 28, 2014, purchases from the Company’s two top suppliers, Egide USA Inc. and Wuxi Streamtek Ltd., accounted for 43% of the Company’s total purchases of production materials.

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

On January 14, 2014 the President exercised a cost-of-living increase clause in his contract increasing his annual compensation to $296,500.

On December 5, 2014, the Compensation Committee approved an increase to Mr. Saraf’s annual compensation to $321,500, effective December 1, 2014.

The Company accrued $105,000 as a bonus to Mr. Saraf for the fiscal year ended February 28, 2015.

The President’s employment agreement stipulates, in Article 2.2, “Option to Extend”, that the contract is automatically extended for one year periods unless a notice is given by either party at least 180 days prior to the expiration of the term or any extensions.

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

In November 2013, the Company was served with a Third Party Complaint that was filed in the United States District Court for the Northern District of New York, in which the Company was named as a defendant in a suit brought by the Clarkstown Landfill Joint Defense Group (“JDG”). In the Third Party Complaint, the JDG contends that the Company is liable for an equitable share of the JDG’s settlement payment to the New York State Department of Environmental Conservation (“NYSDEC”) in connection with response costs incurred by NYSDEC to remediate the Clarkstown Landfill Site located in the Town of Clarkstown, Rockland County, New York (the “Clarkstown Landfill Site”). The JDG previously offered to settle its claim against the Company for the sum of $125,000; the offer has now been withdrawn. The Company contends that the JDG’s claim derives from NYSDEC’s claim against the Company as a result of the Company’s alleged disposal of wastes at the Clarkstown Landfill Site prior to the closing of the Company’s former Tappan facility in the mid-1980’s, a claim that the Company contends was discharged in bankruptcy as a result of the final order of Bankruptcy Court Confirming Debtor’s Fourth Amended Plan of Reorganization, entered on August 19, 1993 order (“1993 Order”). On January 24, 2014, the Company filed with the Bankruptcy Court an Emergency Motion to Enforce the Bankruptcy Court’s 1993 Order. Following a hearing on April 22, 2014, the Bankruptcy Court entered an Order on May 23, 2014, finding that NYSDEC’s claim against the Company was discharged in the 1993 Order and that the JDG has no legal basis to pursue JDG’s claim asserted against the Company in the Third Party Complaint. In the event the JDG fails to dismiss its claim against the Company, the Company will seek relief in the District Court.

Operating leases:

On October 1, 2014, the Company extended its current Lease with its landlord, CF EB REO II LLC, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407. The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, which is the current landlord as the Lease was assigned to them. The term of the Lease ends on December 31, 2021. The base rent provided in the Lease is $34,451 per month. The Company has the option to extend the term of the Lease for an additional five years beginning on January 1, 2022 and ending on December 31, 2026.

Commencing on January 1, 2015 and on the first day of January of every subsequent year, the base rent will be increased to compensate for changes in the cost of living, provided that in no event will the base rent be increased by less than three percent nor more than five percent annually. Future minimum lease payments for this non-cancelable operating lease are as follows:

Fiscal Year Ending February 28/29	Amount
2016	$415,000
2017	$427,000
2018	$440,000
2019	$454,000
2020	$467,000
2021	$481,000

Rent expense for the fiscal years ended February 28, 2015 and February 28, 2014 was approximately $370,000 and $394,000, respectively.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

12.   OTHER INCOME

During the fiscal year ended February 28, 2015, the Company recognized approximately $8,000 of other income attributable to cancellation of debt. During the fiscal year ended February 28, 2014, the Company recognized approximately $163,000 of other income including $167,000 of income from the settlement of outstanding debt partially offset by $4,000 of other expense attributable to receivables adjustments.

13.   SUBSEQUENT EVENTS

Dividend

On May 29, 2015, the Board of Directors of the Company approved a cash dividend of $0.25 per share of common stock. The dividend will be paid on or about July 22, 2015 to stockholders of record as of the close of business on June 29, 2015.

Stock Repurchase Program

On May 29, 2015, the Board of Directors of the Company authorized a repurchase program under which the Company may repurchase up to $500,000 of the Company’s common stock through February 29, 2016. Under the repurchase program repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements and other factors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2015 due to the material weakness described above under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the year ended February 28, 2015.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced above under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the fourth quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Form 10-K for the year ended February 28, 2013).

10.6 +	Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2001)

10.8+	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company's Form 8-K dated June 8, 2007, as amended by the Company's Form 8-K/A, dated June 12, 2007).

10.9	Commercial Lease Agreement, dated October 1, 2014, between Solitron Devices, Inc. and CF EB REP II LLC (assigned to LaBoheme Properties, Inc., as the successor landlord).

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
Chief Executive Officer, Treasurer and
Chief Financial Officer
(Principal executive officer and principal
financial officer)

Date:	May 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf		May 29, 2015
Shevach Saraf	Chairman of the Board,
President, Chief
Executive Officer, Treasurer and Chief Financial Officer.
(Principal executive officer and principal financial officer)

/s/ Dwight Aubrey		May 29, 2015
Dwight Aubrey	Director

/s/ John F. Chiste		May 29, 2015
John F. Chiste	Director

/s/ Jacob Davis		May 29, 2015
Jacob Davis	Director

/s/ Sidney H. Kopperl		May 29, 2015
Sidney H. Kopperl	Director

/s/ Jose E. Rios		May 29, 2015
Jose E. Rios	Director of Finance

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

23.1*	Consent of Goldstein, Schechter, Koch.

31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** Furnished herewith

