Form 10-Q
period 2015-05-31
SOLITRON DEVICES INC
filed 2015-07-15
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2015 was 2,298,004.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

			Page No.

Item	1.	Financial Statements

		Condensed Balance Sheets	1
		May 31, 2015 (unaudited) and February 28, 2015

		Condensed Statements of Income (unaudited)	2
		Three Months Ended May 31, 2015 and 2014

		Condensed Statements of Cash Flows (unaudited)	3
		Three Months Ended May 31, 2015 and 2014

		Notes to Condensed Financial Statements	4-10

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item	4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	17

Item	6.	Exhibits	17

Signatures			18

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.

CONDENSED BALANCE SHEETS

AS OF MAY 31, 2015 AND FEBRUARY 28, 2015

(unaudited)

	May 31,	Feb 28,
	2015	2015
ASSETS	(in thousands, except for shares)
CURRENT ASSETS
Cash and cash equivalents	$929	$820
Treasury bills and certificates of deposit	7,212	6,971
Accounts receivable, less allowance for doubtful accounts of $2	907	1,018
Inventories, net (Note 4)	3,848	4,197
Prepaid expenses and other current assets	210	123
TOTAL CURRENT ASSETS	13,106	13,129

PROPERTY, PLANT AND EQUIPMENT, net	490	458

OTHER ASSETS	8	8
TOTAL ASSETS	$13,604	$13,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – Post-petition	$225	$425
Customer deposits	25	20
Accrued expenses and other liabilities (Note 7)	1,344	632
TOTAL CURRENT LIABILITIES	1,594	1,077

TOTAL LIABILITIES	1,594	1,077

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,187,132 and 2,185,832 shares issued and outstanding, net of 273,230 shares of treasury stock as of May 31, 2015 and February 28, 2015 respectively	23	23
Additional paid-in capital	2,751	2,749
Accumulated other comprehensive income	15	15
Retained earnings	9,496	10,006
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS' EQUITY	12,010	12,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,604	$13,595

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF INCOME

THREE MONTHS ENDED MAY 31, 2015 AND MAY 31, 2014

(Unaudited)

	2015	2014
	(in thousands, except for share and per share amounts)

Net sales	$2,383	$2,305
Cost of sales	1,880	1,814
Gross profit	503	491
Selling, general and administrative expenses	466	336
Operating income	37	155
Other income (expenses):
Interest income	5	4
Other, net (Note 6)	-	8
Income before provision for income taxes	42	167
Provision for income taxes	7	4

Net income	$35	$163

Other comprehensive income:
Unrealized (loss)/gain on investments	2	(1)
Total comprehensive income	$37	$162

Income per share from operating income-Basic	$0.02	$0.07
Income per share from operating income-Diluted	$0.01	$0.07

Net income per share-Basic	$0.02	$0.07
Net income per share-Diluted	$0.02	$0.07

Weighted average shares outstanding-Basic	2,187,132	2,178,008
Weighted average shares outstanding-Diluted	2,411,137	2,402,138

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MAY 31, 2015 AND MAY 31, 2014

(Unaudited)

	2015	2014
	(in thousands)

Net income	$35	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	56
Decrease (increase) in operating assets:
Accounts receivable	111	142
Inventories, net	349	(1)
Prepaid expenses and other current assets	(87)	(55)
Other assets	-	1
Increase (decrease) in operating liabilities:
Accounts payable – Post-petition	(200)	90
Accounts payable – Pre-petition	-	(8)
Customer deposits	4	(88)
Accrued expenses and other liabilities	168	25
Total adjustments	396	162
NET CASH PROVIDED BY OPERATING ACTIVITIES	431	325

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of treasury bills and certificates of deposit	1,754	1,598
Purchases of treasury bills and certificates of deposit	(1,995)	(1,743)
Purchases of property, plant and equipment	(83)	(19)

NET CASH (USED IN) INVESTING ACTIVITIES	(324)	(164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	2	6

NET CASH PROVIDED BY FINANCING ACTIVITIES	2	6

Net increase in cash and cash equivalents	109	167

Cash and cash equivalents – beginning of the period	820	625

Cash and cash equivalents - end of the period	$929	$792

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2015 are not necessarily indicative of the results to be expected for the year ending February 29, 2016.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2015.

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

The following table summarizes the total face value of treasury bills and certificates of deposit.

Total Face Value as of 5/31/15 (in thousands)

Treasury bills	$999
Certificates of deposit	6,225
$7,224

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of May 31, 2015, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Face value	Fair Value
	(In thousands)	(In thousands)
Maturing within one year	$6,225	$6,215
Maturing within two years	999	997
	$7,224	$7,212

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of May 31, 2015 and February 28, 2015.

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

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

3. EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended May 31,
	2015	2014
Weighted average common shares outstanding	2,187,132	2,178,008
Dilutive effect of employee stock options	224,005	224,130
Weighted average common shares outstanding, assuming dilution	2,411,137	2,402,138

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.

4. INVENTORIES

As of May 31, 2015, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,634,000	$(407,000)	$1,227,000
Work-In-Process	4,055,000	(1,635,000)	2,420,000
Finished Goods	927,000	(726,000)	201,000
Totals	$6,616,000	$(2,768,000)	$3,848,000

As of February 28, 2015, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,124,000	$(404,000)	$1,720,000
Work-In-Process	3,744,000	(1,624,000)	2,120,000
Finished Goods	1,077,000	(720,000)	357,000
Totals	$6,945,000	$(2,748,000)	$4,197,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

5. INCOME TAXES

At May 31, 2015, the Company has net operating loss carryforwards of approximately $11,701,000 that expire through February 2029. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at May 31, 2015 and February 28, 2015:

Deferred Tax Asset (Liability):	5/31/15	2/28/15
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	1,059,000	1,044,000
Section 263A capitalized costs	85,000	85,000
Total current deferred tax assets	1,145,000	1,130,000
Valuation allowance	(1,145,000)	(1,130,000)
	$0	$0

Long-term
Loss carryforwards	$3,959,000	$3,959,000
Depreciation	(43,000)	(31,000)
Total long-term deferred tax assets	3,916,000	3,928,000
Valuation allowance	(3,916,000)	(3,928,000)
	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the period ended May 31, 2015 and the year ended February 28, 2015. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended May 31, 2015 and for the year ended February 28, 2015 is as follows:

	5/31/15	2/28/15
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	2.0	2.0
Effective income tax rate	2.0%	2.0%

6. OTHER INCOME

The Company did not earn other income for the quarter ended May 31, 2015 as compared to $8,000 of other income for the quarter ended May 31, 2014. The $8,000 of other income reflected in the unaudited condensed statements of income for the quarter ended May 31, 2014 consists of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2015 and February 28, 2015, accrued expenses and other liabilities consisted of the following:

	5/31/15	2/28/15
Payroll and related employee benefits	$661,000	$575,000
Dividends	547,000	0
Income taxes	17,000	15,000
Property taxes	18,000	7,000
Other liabilities	101,000	35,000
	$1,344,000	$632,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

8. EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2015 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$0	$6,000	$0	$6,000
Canada and Latin America	9,000	0	0	0	9,000
Far East and Middle East	0	0	14,000	86,000	100,000
United States	464,000	1,149,000	79,000	576,000	2,268,000
Totals	$473,000	$1,149,000	$99,000	$662,000	$2,383,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2014 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$329,000	$4,000	$0	$333,000
Canada and Latin America	23,000	0	0	0	23,000
Far East and Middle East	0	0	74,000	0	74,000
United States	406,000	944,000	39,000	486,000	1,875,000
Totals	$429,000	$1,273,000	$117,000	$486,000	$2,305,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended May 31, 2015, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	58%
United States Government	18%
76%

For the quarter ended May 31, 2014, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	30%
United States Government	25%
55%

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

9. MAJOR SUPPLIERS

For the quarter ended May 31, 2015, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	24%
Stellar Industries	17%
41%

For the quarter ended May 31, 2014, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	27%
Wuxi Streamtek Ltd	13%
40%

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2016	415,000
2017	427,000
2018	440,000
2019	454,000
2020	467,000
Thereafter	892,000
$3,095,000

11. DIVIDEND

On May 29, 2015, the Board of Directors of the Company approved a cash dividend of $0.25 per share of common stock. The dividend will be paid on or about July 22, 2015 to stockholders of record as of the close of business on June 29, 2015. On May 31, 2015, there were 2,187,132 shares of common stock outstanding; as a result the Company recorded a $547,000 liability for dividends payable, which is reflected on the May 31, 2015 balance sheet.

12. STOCK REPURCHASE PROGRAM

On May 29, 2015, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to $500,000 of the Company’s common stock through February 29, 2016. Under the repurchase program repurchases may be made by the Company from time to time on the open market or in privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements and other factors.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015 and the Unaudited Condensed Financial Statements and the related Notes to Unaudited Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Treasury bills and Certificates of Deposit, revenue recognition, earnings per common share, shipping and handling, and inventories. A discussion of these critical accounting policies are included in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Trends and Uncertainties:

During the three months ended May 31, 2015, the Company’s book-to-bill ratio was approximately .67 as compared to approximately .95 for the three months ended May 31, 2014, reflecting a decrease in the volume of orders booked. The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. Subsequent to the three months ended May 31, 2015, the Company has been advised by certain of its key customers that they are currently experiencing delays in receiving contract awards from the U.S. government and delays in foreign military sales, and they anticipate these delays may continue into the first quarter of calendar year 2016. The Company expects these delays may impact the Company’s level of bookings over the corresponding period. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake continue to fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures to continue profitable business operations.

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

Results of Operations-Three Months Ended May 31, 2015 Compared to Three Months Ended May 31, 2014:

Net sales for the three months ended May 31, 2015 increased 3% to $2,383,000 as compared to $2,305,000 for the three months ended May 31, 2014. This increase was primarily attributable to a higher level of orders of products with a higher price point that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2015 increased 4% to $1,880,000 as compared to $1,814,000 for the three months ended May 31, 2014, mostly due to higher raw material costs. Expressed as a percentage of sales, cost of sales remained at 79% from the same period in 2014.

Gross profit for the three months ended May 31, 2015 increased slightly to $503,000 from $491,000 for the three months ended May 31, 2014, mostly due to the higher price point on sales although these were slightly offset by an increase in raw material costs. Accordingly, gross margins on the Company’s sales remained at 21% for the three months ended May 31, 2015 and May 31, 2014.

For the three months ended May 31, 2015, the Company shipped 19,804 units as compared to 23,582 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended May 31, 2015, the Company’s backlog of open orders decreased 11% to $6,393,000 as compared to the backlog of $7,176,000 as of February 28, 2015. The Company’s backlog as of May 31, 2015 is 26% lower than the backlog as of May 31, 2014. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 28% to $1,588,000 in the level of bookings during the three months ended May 31, 2015 as compared to the three months ended May 31, 2014. The decrease in bookings for the three months ended May 31, 2015 is principally a result of a decrease in the placement of orders by key customers, resulting in timing differences in the award of, contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased 39% to $466,000 for the three months ended May 31, 2015 from $336,000 for the three months ended May 31, 2014. The increase reflects mostly higher legal fees due to the proxy contest facing the company at its 2015 annual stockholders’ meeting and also higher sales commissions. During the three months ended May 31, 2015, selling, general, and administrative expenses as a percentage of net sales increased to 20% as compared with 15% for the three months ended May 31, 2014.

Operating income for the three months ended May 31, 2015 decreased 76% to $37,000 as compared to $155,000 for the three months ended May 31, 2014. This decrease is due primarily to higher cost of sales and higher selling, general, and administrative expenses as described above.

Interest income for the three months ended May 31, 2015 increased to $5,000 as compared to $4,000 for the three months ended May 31, 2014. This increase is due primarily to a higher rate of return on funds invested in certificates of deposit and treasury bills.

The Company had no other income for the quarter ended May 31, 2015 as compared to $8,000 of other income for the quarter ended May 31, 2014. The $8,000 of other income for the quarter ended May 31, 2014 consists of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings.

Total comprehensive income for the three months ended May 31, 2015 decreased 77% to $37,000 as compared to $162,000 for the three months ended May 31, 2014. This decrease is due primarily to higher cost of sales, an increase in selling, general and administrative expenses, and a decrease in other income as outlined above.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $431,000 for the three months ended May 31, 2015 principally reflecting net income of $35,000, depreciation of $51,000 and $349,000 of lower inventories.

Net cash provided by operating activities was $325,000 for the three months ended May 31, 2014 principally reflecting net income of $163,000, depreciation of $56,000 and a decrease in accounts receivable of $142,000.

Investing Activities:

Net cash used in investing activities was $324,000 for the three months ended May 31, 2015 principally reflecting $1,754,000 in sales of treasury bills and certificates of deposit, $1,995,000 in purchases of treasury bills and certificates of deposit, and $83,000 in purchases of property, plant and equipment.

Net cash used in investing activities was $164,000 for the three months ended May 31, 2014 principally reflecting $1,598,000 in sales of treasury bills and certificates of deposit, $1,743,000 in purchases of treasury bills and certificates of deposit, and $19,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash provided by financing activities was $2,000 for the three months ended May 31, 2015 principally reflecting $2,000 from stock options exercised by the Company’s employees.

Net cash provided by financing activities was $6,000 for the three months ended May 31, 2014 principally reflecting $6,000 from stock options exercised by the Company’s employees.

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. The Company anticipates that its capital expenditures required to sustain operations will be approximately $280,000 during the balance of the current fiscal year and will be funded from operations.

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

At May 31, 2015, February 28, 2015 and May 31, 2014, the Company had cash on hand of approximately $929,000, $820,000 and $792,000, respectively. The cash increase for the three months ended May 31, 2015 was primarily due to a reduction of $349,000 in inventories due to lower production yields which was partially offset by an increase in treasury bills and certificates of deposit of $241,000.

At May 31, 2015, February 28, 2015 and May 31, 2014, the Company had investments in treasury bills and certificates of deposit of approximately $7,212,000, $6,971,000 and $6,406,000, respectively.

At May 31, 2015, the Company had working capital of $11,512,000 as compared with a working capital at February 28, 2015 of $12,052,000. The $540,000 decrease for the three months ended May 31, 2015 was primarily due to increases in accrued expenses.

Capital Allocation:

Cash Dividend:

On May 29, 2015, the Company announced that its Board of Directors declared a cash dividend of $0.25 per share of common stock which will be paid on or about July 22, 2015 to stockholders of record as of the close of business on June 29, 2015.

Stock Repurchase Program:

On May 29, 2015, the Company also announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $500,000 of its outstanding common stock from time to time through February 29, 2016 on the open market or in privately negotiated transactions as determined by the Company’s management and in accordance with the requirements of the Securities and Exchange Commission. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other conditions.

The Company did not repurchase any shares under the stock repurchase program during the three months ended May 31, 2015.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

Forward Looking Statements:

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2015, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

●	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
●	Our complex manufacturing processes may lower yields and reduce our revenues.
●	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.

●	We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.
●	Changes in government policy or economic conditions could negatively impact our results.
●	Our inventories may become obsolete and other assets may be subject to risks.
●	Environmental regulations could require us to incur significant costs.
●	Our business is highly competitive, and increased competition could reduce gross profit margins and the value of an investment in our Company.
●	Downturns in the business cycle could reduce the revenues and profitability of our business.
●	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
●	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
●	Cost reduction efforts may be unsuccessful or insufficient to improve our profitability and may adversely impact productivity.
●	We may not achieve the intended effects of our new business strategy, which could adversely impact our business, financial condition and results of operations.
●	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
●	A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.
●	The nature of our products exposes us to potentially significant product liability risk.
●	We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.
●	Our business could be negatively affected by the proxy contest at our 2015 annual meeting of stockholders and other activist stockholder activities.
●	Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.
●	Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.
●	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
●	We may make substantial investments in plant and equipment that may become impaired.
●	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
●	Our international operations expose us to material risks, including risks under U.S. export laws.
●	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.
●	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
●	We cannot guarantee that we will declare future cash dividend payments at historic rates or at all, nor repurchase any shares of our common stock pursuant to our newly authorized stock repurchase program.
●	Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.
●	Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.

ITEM 4.	CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2015 due to the material weakness described in the Company’s Annual report on Form 10-K for the year ended February 28, 2015 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the quarter ended May 31, 2015.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual report on Form 10-K for the year ended February 28, 2015 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the first quarter ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2015, we had no known material current, pending, or threatened litigation.

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

Date: July 15, 2015
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

