Form 10-Q
period 2015-08-31
SOLITRON DEVICES INC
filed 2015-10-15
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2015 was 2,298,004.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements

	Condensed Balance Sheets August 31, 2015 (unaudited) and February 28, 2015	2

	Condensed Statements of Operations (unaudited) Three and Six Months Ended August 31, 2015 and 2014	3

	Condensed Statements of Cash Flows (unaudited) Six Months Ended August 31, 2015 and 2014	4

	Notes to Condensed Financial Statements	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2015 AND FEBRUARY 28, 2015

	(unaudited)
	August 31,	February 28,
	2015	2015
	(in thousands, except for share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$446	$820
Treasury bills and certificates of deposit	6,710	6,971
Accounts receivable, less allowance for doubtful accounts of $2	931	1,018
Inventories, net (Note 4)	3,900	4,197
Prepaid expenses and other current assets	172	123
TOTAL CURRENT ASSETS	12,159	13,129

PROPERTY, PLANT AND EQUIPMENT, net	471	458

OTHER ASSETS	8	8
TOTAL ASSETS	$12,638	$13,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – Post-petition	$259	$425
Customer deposits	24	20
Accrued expenses and other liabilities (Note 7)	542	632
TOTAL CURRENT LIABILITIES	825	1,077

TOTAL LIABILITIES	825	1,077
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,571,234 and 2,298,004 shares issued and outstanding, net of 273,230 shares of treasury stock as of August 31, 2015 and 2,459,062 and 2,185,832 shares issued and outstanding, net of 273,230 shares of treasury stock as of February 28, 2015, respectively	24	23
Additional paid-in capital	2,759	2,749
Accumulated other comprehensive income	15	15
Retained earnings	9,290	10,006
Less treasury stock	(275)	(275)
TOTAL STOCKHOLDERS' EQUITY	11,813	12,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,638	$13,595

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015 AND AUGUST 31, 2014

(Unaudited, in thousands except for share and per share amounts)

	Three months		Six Months
	2015	2014	2015	2014

Net Sales	$2,212	$2,305	$4,595	$4,610
Cost of Sales	1,646	1,667	3,527	3,481

Gross Profit	566	638	1,068	1,129

Selling, General and Administrative Expenses	755	386	1,222	722

Operating (Loss)/Income	(189)	252	(154)	407

Other income (Note 6)
Other income	-	-	-	8
Interest Income	4	2	12	6
Total other income	4	2	12	14

(Loss)/Income before provision for income taxes	(185)	254	(142)	421

Provision for income taxes	7	(3)	-	(7)
Net (Loss)/Income	$(178)	$251	$(142)	$414

Other comprehensive income:
Unrealized (loss)/gain on investments	-	1	-	-
Total comprehensive (loss)/income	$(178)	$252	$(142)	$414

(Loss)/Income Per Share from operating income-Basic	$(.08)	$.12	$(.07)	$.19
(Loss)/Income Per Share from operating income-Diluted	$(.08)	$.10	$(.07)	$.17

Net (Loss)/Income Per Share-Basic	$(.08)	$.12	$(.06)	$.19
Net (Loss)/Income Per Share-Diluted	$(.08)	$.10	$(.06)	$.17

Weighted average shares outstanding-Basic	2,271,491	2,185,832	2,229,312	2,181,920
Weighted average shares outstanding-Diluted	2,271,491	2,410,081	2,229,312	2,406,110

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED AUGUST 31, 2015 AND AUGUST 31, 2014

(Unaudited)

	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(142)	$414
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities:
Depreciation and amortization	105	113
Decrease (increase) in operating assets:
Accounts receivable	88	400
Inventories, net	297	(164)
Prepaid expenses and other current assets	(49)	14
Other assets	-	(3)
Increase (decrease) in operating liabilities:
Accounts payable – Post-petition	(166)	78
Accounts payable – Pre-petition	-	(8)
Customer deposits	4	3
Accrued expenses and other liabilities	(96)	(165)
NET CASH PROVIDED BY OPERATING ACTIVITIES	41	682

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	3,154	2,777
Purchases of Treasury Bills and Certificates of Deposit	(2,893)	(3,236)
Purchases of property, plant and equipment	(119)	(47)
NET CASH PROVIDED BY/USED IN INVESTING ACTIVITIES	142	(506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash from exercise of employee stock options	18	6
Payment of Dividends	(575)	(109)
NET CASH USED IN FINANCING ACTIVITIES	(557)	(103)

Net (decrease)/increase in cash and cash equivalents	(374)	73

Cash and cash equivalents – beginning of the period	820	625

Cash and cash equivalents – end of the period	$446	$698

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$4	$0

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended August 31, 2015 are not necessarily indicative of the results to be expected for the year ending February 29, 2016.

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

The following table summarizes the total face value of treasury bills and certificates of deposit.

Total Face Value as of August 31, 2015 (in thousands)
Treasury bills	$1,399
Certificates of deposit	5,313
$6,712

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of August 31, 2015, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Face value	Fair Value
	(In thousands)	(In thousands)

Maturing within one year	$5,313	$5,314
Maturing within two years	1,399	1,396
	$6,712	$6,710

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of August 31, 2015 and February 28, 2015.

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

3.	EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2015	2014	2015	2014
Weighted average common shares outstanding	2,271,491	2,185,832	2,229,312	2,181,920
Dilutive effect of employee stock options	0	224,249	0	224,190
Weighted average common shares outstanding, assuming dilution	2,271,491	2,410,081	2,229,312	2,406,110

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.

4.	INVENTORIES

As of August 31, 2015, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,022,000	$(472,000)	$1,550,000
Work-In-Process	3,708,000	(1,668,000)	2,040,000
Finished Goods	1,079,000	(769,000)	310,000
Totals	$6,809,000	$(2,909,000)	$3,900,000

As of February 28, 2015, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,124,000	$(404,000)	$1,720,000
Work-In-Process	3,744,000	(1,624,000)	2,120,000
Finished Goods	1,077,000	(720,000)	357,000
Totals	$6,945,000	$(2,748,000)	$4,197,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

5.	INCOME TAXES

At August 31, 2015, the Company has net operating loss carryforwards of approximately $11,701,000 that expire through February 2029. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at August 31, 2015 and February 28, 2015:

Deferred Tax Asset (Liability):	August 31,	February 28,
Current	2015	2015
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	1,166,000	1,044,000
Section 263A capitalized costs	96,000	85,000
Total current deferred tax assets	1,263,000	1,130,000
Valuation allowance	(1,263,000)	(1,130,000)
	$0	$0

Long-term
Loss carryforwards	$3,959,000	$3,959,000
Depreciation	25,000	(31,000)
Total long-term deferred tax assets	3,984,000	3,928,000
Valuation allowance	(3,984,000)	(3,928,000)
	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the changes between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended August 31, 2015 and for the year ended February 28, 2015 is as follows:

	August 31, 2015	February 28, 2015
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	-	2.0
Effective income tax rate	0%	2.0%

6.	OTHER INCOME

The Company did not earn other income for the six months ended August 31, 2015 as compared to $8,000 of other income for the six months ended August 31, 2014. The $8,000 of other income reflected in the unaudited condensed statements of operations for the six months ended August 31, 2014 consists of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of August 31, 2015 and February 28, 2015, accrued expenses and other liabilities consisted of the following:

	August 31, 2015	February 28, 2015
Payroll and related employee benefits	$445,000	$575,000
Income taxes	10,000	15,000
Property taxes	29,000	7,000
Other liabilities	58,000	35,000
	$542,000	$632,000

8.	EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2015 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$0	$3,000	$0	$3,000
Canada and Latin America	0	0	24,000	0	24,000
Far East and Middle East	4,000	0	15,000	60,000	79,000
United States	242,000	1,176,000	205,000	483,000	2,106,000
Totals	$246,000	$1,176,000	$247,000	$543,000	$2,212,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2014 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$453,000	$0	$0	$453,000
Far East and Middle East	4,000	0	3,000	194,000	201,000
United States	337,000	788,000	51,000	475,000	1,651,000
Totals	$341,000	$1,241,000	$54,000	$669,000	$2,305,000

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended August 31, 2015, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	40%
Lockheed Martin Corporation	27%
67%

For the quarter ended August 31, 2014, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	46%
BAE Systems Australia	20%
66%

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

9.	MAJOR SUPPLIERS

For the quarter ended August 31, 2015, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Sintermetalglass	23%
Egide, USA	22%
45%

For the quarter ended August 31, 2014, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	29%
Wuxi Streamtek Ltd.	12%
41%

10.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2016	$209,000
2017	427,000
2018	440,000
2019	454,000
2020	467,000
Thereafter	893,000
$2,890,000

11.	PAYMENT OF DIVIDEND

On July 22, 2015, the Company paid a cash dividend of $.25 per share of common stock to stockholders of record as of the close of business on June 29, 2015.

12.	STOCK REPURCHASE PROGRAM

On May 29, 2015, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $500,000 of its outstanding common stock from time to time through February 29, 2016 on the open market or in privately negotiated transactions as determined by the Company’s management and in accordance with the requirements of the Securities and Exchange Commission.

On July 28, 2015, the Company announced that its Board of Directors had expanded the stock repurchase program to cover repurchases of up to $1,000,000 of its outstanding common stock from time to time through February 29, 2016 on the open market or in privately negotiated transactions as determined by the Company’s management and in accordance with the requirements of the Securities and Exchange Commission. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other conditions.

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

Trends and Uncertainties:

During the three months ended August 31, 2015, the Company’s book-to-bill ratio was approximately .18 as compared to approximately ..43 for the three months ended August 31, 2014, reflecting a decrease in the volume of orders booked. The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. During the 2nd quarter ended August 31, 2015, the Company was advised by certain of its key customers that they are currently experiencing delays in receiving contract awards from the U.S. government and delays in foreign military sales, and they anticipate these delays may continue into the first quarter of calendar year 2016. The Company expects these delays may continue to impact the Company’s level of bookings over the corresponding period. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of a lower volume of orders to be shipped. However, should order intake continue to fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures in order to generate net income instead of net losses.

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

Results of Operations-Three Months Ended August 31, 2015 Compared to Three Months Ended August 31, 2014:

Net sales for the three months ended August 31, 2015 decreased 4% to $2,212,000 as compared to $2,305,000 for the three months ended August 31, 2014. This decrease was primarily attributable to a decrease in the value of orders that were shipped in accordance with customer requirements as well as a decrease in the number of units.

Cost of sales for the three months ended August 31, 2015 decreased to $1,646,000 from $1,667,000 for the three months ended August 31, 2014, mostly due to lower purchases of raw materials. Expressed as a percentage of net sales, cost of sales increased to 74% for the three months ended August 31, 2015 from 72% for the three months ended August 31, 2014.

Gross profit for the three months ended August 31, 2015 decreased to $566,000 from $638,000 for the three months ended August 31, 2014, due primarily to lower net sales. Accordingly, gross margins on the Company’s net sales decreased to 26% for the three months ended August 31, 2015 in comparison to 28% for the three months ended August 31, 2014.

For the three months ended August 31, 2015, the Company shipped 20,623 units as compared to 21,294 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended August 31, 2015, the Company’s backlog of open orders decreased 28% to $4,588,000 as compared to the backlog of $6,393,000 as of May 31, 2015. The Company’s backlog as of August 31, 2015 is 32% lower than the backlog of $6,749,000 as of August 31, 2014. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 59% to $408,000 in the level of bookings during the three months ended August 31, 2015 as compared to $996,000 for the same period in the prior year. The decrease in bookings for the three months ended August 31, 2015 is principally a result of a decrease in the placement of orders by key customers, resulting in a decrease in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $755,000 for the three months ended August 31, 2015 from $386,000 for the same period in the prior year. The increase reflects mostly higher legal fees associated with the proxy contest the company experienced in connection with its 2015 annual stockholders’ meeting, increased expenses associated with holding such annual stockholders’ meeting, and higher sales commissions. During the three months ended August 31, 2015, selling, general and administrative expenses as a percentage of net sales increased to 34% as compared to 17% for the three months ended August 31, 2014.

Operating income for the three months ended August 31, 2015 decreased 175% to an operating loss of $189,000 as compared to operating income of $252,000 for the three months ended August 31, 2014. This decrease is due primarily to higher selling, general and administrative expenses and lower net sales as described above.

Interest income for the three months ended August 31, 2015 increased to $4,000 as compared to $2,000 for the three months ended August 31, 2014. This increase is due primarily to a higher rate of return on funds invested in certificates of deposit and treasury bills.

The Company had no other income for the three months ended August 31, 2015 and the three months ended August 31, 2014.

Net income for the three months ended August 31, 2015 decreased 171% to a net loss of $178,000 as compared to net income of $251,000 for the three months ended August 31, 2014. This decrease is due primarily to an increase in selling, general and administrative expenses and a decrease in net sales as described above.

Results of Operations-Six Months Ended August 31, 2015 Compared to Six Months Ended August 31, 2014:

Net sales for the six months ended August 31, 2015 remained relatively flat at $4,595,000 as compared to $4,610,000 for the six months ended August 31, 2014. This was primarily attributable to the value of the orders that were shipped in accordance with customer requirements during the six months ended August 31, 2015.

Cost of sales for the six months ended August 31, 2015 increased to $3,527,000 from $3,481,000 for the six months ended August 31, 2014, mostly due to a shift in the mix of products manufactured from manufacturing hybrids to manufacturing mosfets and discretes which have a higher cost basis. Expressed as a percentage of net sales, cost of sales increased to 77% for the six months ended August 31, 2015 from 76% for the six months ended August 31, 2014.

Gross profit for the six months ended August 31, 2015 decreased to $1,068,000 from $1,129,000 for the six months ended August 31, 2014, due primarily to a higher cost of sales and lower net sales. Accordingly, gross margins on the Company’s sales decreased to 23% for the six months ended August 31, 2015 in comparison to 24% for the six months ended August 31, 2014.

For the six months ended August 31, 2015, the Company shipped 40,427 units as compared to 44,876 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the six months ended August 31, 2015, the Company’s backlog of open orders decreased 36% to $4,588,000 as compared to the backlog of open orders of $7,176,000 as of February 28, 2015. The Company’s backlog of $4,588,000 as of August 31, 2015 was 32% lower as compared to the backlog of open orders of $6,749,000 as of August 31, 2014. Changes in backlog resulted from changes in the intake of orders and in the delivery dates required by customers.

The Company has experienced a decrease of 37% to $1,997,000 in the level of bookings during the six months ended August 31, 2015 when compared to $3,190,000 during the six months ended August 31, 2014. The decrease occurred principally as a result of decreases in the placement of orders by key customers, resulting in a decrease in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general and administrative expenses increased to $1,222,000 for the six months ended August 31, 2015 from $722,000 for the same period in the prior year, primarily due to higher legal fees associated with the proxy contest the company experienced in connection with its 2015 annual stockholders’ meeting, increased expenses associated with holding such annual stockholders’ meeting, and higher sales commissions. During the six months ended August 31, 2015, selling, general and administrative expenses as a percentage of net sales increased to 27% as compared to 16% for the six months ended August 31, 2014.

Operating income for the six months ended August 31, 2015 decreased 138% to an operating loss of $154,000 as compared to operating income of $407,000 for the six months ended August 31, 2014. This decrease is due primarily to higher selling, general and administrative expenses and higher cost of sales as described above.

The Company recorded other income of $12,000 for the six months ended August 31, 2015 as compared to other income of $14,000 for the six months ended August 31, 2014. Included in other income for the six months ended August 31, 2015 was $12,000 of interest income on investment in treasury bills and certificates of deposit. Included in other income for the six months ended August 31, 2014 was $8,000 of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings and $6,000 of interest income on investment in treasury bills and certificates of deposit.

Net income for the six months ended August 31, 2015 decreased to a net loss of $142,000 from net income of $414,000 for the same period in 2014. This decrease is due primarily to higher cost of sales and an increase in selling, general and administrative expenses as described above.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $48,000 for the six months ended August 31, 2015 primarily reflecting a net loss of $142,000 and a decrease in accounts payable of $166,000 offset by depreciation and amortization of $105,000 and a decrease in inventory of $297,000.

Net cash provided by operating activities was $682,000 for the six months ended August 31, 2014 primarily reflecting net income of $414,000, depreciation and amortization of $113,000, and accounts receivable of $400,000 offset by an increase in inventory of $164,000.

Investing Activities:

Net cash provided by investing activities was $142,000 for the six months ended August 31, 2015 principally reflecting $3,154,000 in sales of treasury bills and certificates of deposit, $2,893,000 in purchases of treasury bills and certificates of deposit, and $119,000 in purchases of property, plant and equipment.

Net cash used in investing activities was $506,000 for the six months ended August 31, 2014 primarily reflecting $2,777,000 in sales of treasury bills and certificates of deposit, $3,236,000 in investments in certificates of deposit and $47,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash used in financing activities was $557,000 for the six months ended August 31, 2015 primarily reflecting a $575,000 dividend paid to stockholders partially offset by a net $18,000 of cash received by the Company in connection with the exercise of stock options by an Executive of the Company and other Company employees. The net $18,000 consisted of $148,000 paid by an Executive of the Company and $1,000 paid by other employees in connection with the exercise of stock options offset by the Company’s payment of $130,000 of federal income taxes due in exchange for withholding of 29,315 shares of the Company’s common stock that the Executive of the Company would have otherwise received in connection with his option exercise.

Net cash used in financing activities was $103,000 for the six months ended August 31, 2014 primarily reflecting a $109,000 dividend paid to stockholders offset by $6,000 from stock option exercises by the Company’s employees.

Subject to the following discussion, the Company expects its sole source of liquidity over the next twelve months to be cash from operations. The Company anticipates that its capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, but with an increase in the cost of raw materials, if precious metal recovery cannot be utilized, an increase in cost of sales that will result in the potential erosion of profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the next twelve months with cash from operations. However, due to the level of current backlog, projected new order intake, the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry, the Company might be required to take additional cost cutting and productivity enhancing measures to assure its continued profitability.

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

At August 31, 2015, February 28, 2015 and August 31, 2014, the Company had cash of approximately $446,000, $820,000 and $698,000, respectively. The cash decrease for the six months ended August 31, 2015 was primarily due to the payment of dividends.

At August 31, 2015, February 28, 2015 and August 31, 2014, the Company had investments in treasury bills and certificates of deposit of approximately $6,710,000, $6,971,000 and $6,720,000, respectively.

At August 31, 2015, the Company had working capital of $11,334,000 as compared with working capital at August 31, 2014 of $11,502,000. At February 28, 2015, the Company had working capital of $12,052,000. The $718,000 decrease for the six months ended August 31, 2015 was due primarily to decreases in cash and inventories.

Stock Repurchase Program:

On May 29, 2015, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $500,000 of its outstanding common stock from time to time through February 29, 2016 on the open market or in privately negotiated transactions as determined by the Company’s management and in accordance with the requirements of the Securities and Exchange Commission.

On July 28, 2015, the Company announced that its Board of Directors had expanded the stock repurchase program to cover repurchases of up to $1,000,000 of its outstanding common stock from time to time through February 29, 2016 on the open market or in privately negotiated transactions as determined by the Company’s management and in accordance with the requirements of the Securities and Exchange Commission. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other conditions.

The Company did not repurchase any shares under the stock repurchase program during the six months ended August 31, 2015.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

●	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
●	Our complex manufacturing processes may lower yields and reduce our revenues.
●	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
●	We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.
●	Changes in government policy or economic conditions could negatively impact our results.

●	Our inventories may become obsolete and other assets may be subject to risks.
●	Environmental regulations could require us to incur significant costs.
●	Our business is highly competitive, and increased competition could reduce gross profit margins and the value of an investment in our Company.
●	Downturns in the business cycle could reduce the revenues and profitability of our business.
●	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
●	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
●	Cost reduction efforts may be unsuccessful or insufficient to improve our profitability and may adversely impact productivity.
●	We may not achieve the intended effects of our business strategy, which could adversely impact our business, financial condition and results of operations.
●	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
●	A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.
●	The nature of our products exposes us to potentially significant product liability risk.
●	We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.
●	Our business could be negatively affected by the outcome of the proxy contest at our 2015 annual meeting of stockholders and other activist stockholder activities.
●	Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.
●	Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.
●	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
●	We may make substantial investments in plant and equipment that may become impaired.
●	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
●	Our international operations expose us to material risks, including risks under U.S. export laws.
●	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.
●	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
●	We cannot guarantee that we will declare future cash dividend payments at historic rates or at all, nor repurchase any shares of our common stock pursuant to our authorized stock repurchase program.
●	Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.
●	Our identification of any material weaknesses in our internal control over financial reporting in the future may adversely affect the accuracy and timing of our financial reporting.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the second quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2015, we had no known material current, pending, or threatened litigation.

ITEM 5.	OTHER IN FORMATION

On May 22, 2015, the Company’s Compensation Committee approved a discretionary bonus of $70,000 to Shevach Saraf, the Company’s Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer. The bonus was approved in recognition of Mr. Saraf overcoming various challenges, including a change in personnel, and to incentivize Mr. Saraf’s performance during fiscal year 2016. The discretionary cash bonus was paid in June of 2015.

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

SOLITRON DEVICES, INC.

Date: October 15, 2015	/s/ Shevach Saraf
Shevach Saraf Chairman, President, Chief Executive Officer, Treasurer and Chief Financial Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

**	Furnished herewith

