Form 10-Q
period 2015-11-30
SOLITRON DEVICES INC
filed 2016-01-14
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 30, 2015 was 2,232,977.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements

		Condensed Balance Sheets	2
		November 30, 2015 (unaudited) and February 28, 2015

		Condensed Statements of Operations (unaudited)	3
		Three and Nine Months Ended November 30, 2015 and 2014

		Condensed Statements of Cash Flows (unaudited)	4
		Nine Months Ended November 30, 2015 and 2014

		Notes to Condensed Financial Statements	5-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item	4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	19

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item	6.	Exhibits	19

Signatures			20

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONDENSED BALANCE SHEETS
AS OF NOVEMBER 30, 2015 AND FEBRUARY 28, 2015

(unaudited)

	November 30,	February 28,
	2015	2015
	(in thousands, except for share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$795	$820
Treasury bills and certificates of deposit	6,485	6,971
Accounts receivable, less allowance for doubtful accounts of $2	502	1,018
Inventories, net (Note 4)	3,793	4,197
Prepaid expenses and other current assets	133	123
TOTAL CURRENT ASSETS	11,708	13,129

PROPERTY, PLANT AND EQUIPMENT, net	446	458

OTHER ASSETS	8	8
TOTAL ASSETS	$12,162	$13,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – Post-petition	$190	$425
Customer deposits	15	20
Accrued expenses and other liabilities (Note 7)	404	632
TOTAL CURRENT LIABILITIES	609	1,077

TOTAL LIABILITIES	609	1,077

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,571,234 and 2,232,977 shares issued and outstanding, net of 273,230 shares of treasury stock as of November 30, 2015 and 2,459,062 and 2,185,832 shares issued and outstanding, net of 338,257 shares of treasury stock as of February 28, 2015, respectively	24	23
Additional paid-in capital	2,759	2,749
Accumulated other comprehensive income	15	15
Retained earnings	9,309	10,006
Less treasury stock	(554)	(275)
TOTAL STOCKHOLDERS' EQUITY	11,553	12,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,162	$13,595

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2015 AND NOVEMBER 30, 2014
(Unaudited, in thousands except for share and per share amounts)

	Three months		Nine Months
	2015	2014	2015	2014

Net Sales	$1,919	$2,418	$6,514	$7,028
Cost of Sales	1,549	1,811	5,076	5,292

Gross Profit	370	607	1,438	1,736

Selling, General and Administrative Expenses	351	343	1,573	1,065

Operating (Loss)/Income	19	264	(135)	671

Other income (Note 6)
Other income	-	-	-	8
Interest Income	6	6	18	12
Total other income	6	6	18	20

(Loss)/Income before provision for income taxes	25	270	(117)	691

Provision for income taxes	(5)	(12)	(5)	(19)
Net (Loss)/Income	$20	$258	$(122)	$672

Other comprehensive income:
Unrealized (loss)/gain on investments	-	-	-	-
Total comprehensive (loss)/income	$20	$258	$(122)	$672

(Loss)/Income Per Share from operating income-Basic	$.01	$.12	$(.06)	$.31
(Loss)/Income Per Share from operating income-Diluted	$.01	$.11	$(.06)	$.28

Net (Loss)/Income Per Share-Basic	$.01	$.12	$(.05)	$.31
Net (Loss)/Income Per Share-Diluted	$.01	$.11	$(.05)	$.28

Weighted average shares outstanding-Basic	2,290,779	2,185,832	2,249,759	2,183,224
Weighted average shares outstanding-Diluted	2,451,791	2,410,611	2,249,759	2,407,610

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30, 2015 AND NOVEMBER 30, 2014
(Unaudited)

	2015	2014
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(122)	$672
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	162	168
Decrease (increase) in operating assets:
Accounts receivable	516	105
Inventories, net	404	(178)
Prepaid expenses and other current assets	(10)	1
Other assets	-	(1)
Increase (decrease) in operating liabilities:
Accounts payable – Post-petition	(235)	91
Accounts payable – Pre-petition	-	(8)
Customer deposits	(5)	1
Accrued expenses and other liabilities	(228)	(85)

NET CASH PROVIDED BY OPERATING ACTIVITIES	482	766

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	5,478	4,769
Purchases of Treasury Bills and Certificates of Deposit	(4,992)	(5,478)
Purchases of property, plant and equipment	(150)	(90)

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	336	(799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash from exercise of employee stock options	11	6
Payment of Treasury Stock	(279)	-
Payment of Dividends	(575)	(109)
NET CASH USED IN FINANCING ACTIVITIES	(843)	(103)

Net (decrease)/increase in cash and cash equivalents	(25)	(136)

Cash and cash equivalents – beginning of the period	820	625

Cash and cash equivalents - end of the period	$795	$489

Supplemental disclosure of cash flow information:

Cash paid during the year for income taxes	$9	$15

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2015 are not necessarily indicative of the results to be expected for the year ending February 29, 2016.

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

The following table summarizes the total face value of treasury bills and certificates of deposit.

Total Face Value as of November 30, 2015 (in thousands)
Treasury bills	$1,759
Certificates of deposit	4,731
$6,490

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of November 30, 2015, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Face value	Fair Value
	(In thousands)	(In thousands)
Maturing within one year	$4,731	$4,731
Maturing within two years	1,759	1,753
	$6,490	$6,484

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

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of November 30, 2015 and February 28, 2015.

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

The Company’s inventory valuation policy is as follows:

Raw material /Work in process:	All material purchased, processed, and/or used in the last two fiscal years is valued at the lower of its acquisition cost or market. All material not purchased/used in the last two fiscal years is fully reserved.

Finished goods:	All finished goods with firm orders for later delivery are valued (material and overhead) at the lower of cost or market. All finished goods with no orders are fully reserved.

Direct labor costs:	Direct labor costs are allocated to finished goods and work in process inventory based on engineering estimates of the amount of man-hours required from thedifferent direct labor departments to bring each device to its particular level of completion.

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

3.	EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2015	2014	2015	2014
Weighted average common shares outstanding	2,290,779	2,185,832	2,249,759	2,183,224
Dilutive effect of employee stock options	161,012	224,779	0	224,386
Weighted average common shares outstanding, assuming dilution	2,451,791	2,410,611	2,249,759	2,407,610

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. Since there is a loss in the nine months ended November 30, 2015, there is no dilutive effect of employee stock options for said time period.

4.	INVENTORIES

As of November 30, 2015, inventories consisted of the following:

	Gross	Reserve	Net
Raw Materials	$2,012,000	$(434,000)	$1,578,000
Work-In-Process	3,715,000	(1,743,000)	1,972,000
Finished Goods	1,016,000	(773,000)	243,000
Totals	$6,743,000	$(2,950,000)	$3,793,000

As of February 28, 2015, inventories consisted of the following:

	Gross	Reserve	Net
Raw Materials	$2,124,000	$(404,000)	$1,720,000
Work-In-Process	3,744,000	(1,624,000)	2,120,000
Finished Goods	1,077,000	(720,000)	357,000
Totals	$6,945,000	$(2,748,000)	$4,197,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

5.	INCOME TAXES

At November 30, 2015, the Company has net operating loss carryforwards of approximately $10,122,000 that expire through February 2029. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at November 30, 2015 and February 28, 2015:

	November 30,	February 28,
	2015	2015
Deferred Tax Asset (Liability):
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	1,197,000	1,044,000
Section 263A capitalized costs	113,000	85,000
Total current deferred tax assets	1,311,000	1,130,000
Valuation allowance	(1,311,000)	(1,130,000)
	$0	$0

Long-term
Loss carryforwards	$3,959,000	$3,959,000
Depreciation	(41,000)	(31,000)
Total long-term deferred tax assets	3,918,000	3,928,000
Valuation allowance	(3,918,000)	(3,928,000)
	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the changes between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended November 30, 2015 and for the year ended February 28, 2015 is as follows:

	November 30,	February 28,
	2015	2015
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	-	2.0
Effective income tax rate	0%	2.0%

6.	OTHER INCOME

The Company did not earn other income for the nine months ended November 30, 2015 as compared to $8,000 of other income for the nine months ended November 30, 2014. The $8,000 of other income reflected in the unaudited condensed statements of operations for the nine months ended November 30, 2014 consists of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of November 30, 2015 and February 28, 2015, accrued expenses and other liabilities consisted of the following:

	November 30,	February 28,
	2015	2015
Payroll and related employee benefits	$390,000	$575,000
Income taxes	0	15,000
Property taxes	0	7,000
Other liabilities	14,000	35,000
	$404,000	$632,000

8.	EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2015 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$0	$3,000	$0	$3,000
Canada and Latin America	9,000	0	1,000	40,000	50,000
Far East and Middle East	15,000	5,000	7,000	99,000	126,000
United States	259,000	698,000	138,000	645,000	1,740,000
Totals	$283,000	$703,000	$149,000	$784,000	$1,919,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2014 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$2,000	$121,000	$0	$0	$123,000
Canada and Latin America	8,000	0	0	0	8,000
Far East and Middle East	0	0	16,000	106,000	122,000
United States	328,000	1,360,000	60,000	417,000	2,165,000
Totals	$338,000	$1,481,000	$76,000	$523,000	$2,418,000

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended November 30, 2015, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	54%
United States Government	10%
64%

For the quarter ended November 30, 2014, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	48%
United States Government	15%
63%

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

9.	MAJOR SUPPLIERS

For the quarter ended November 30, 2015, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	28%
Sintermetalglass	17%
45%

For the quarter ended November 30, 2014, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	17%
Eastern States Components, Inc.	11%
28%

10.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2016	$105,000
2017	428,000
2018	441,000
2019	454,000
2020	468,000
Thereafter	893,000
$2,789,000

11.	PAYMENT OF DIVIDEND

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

On November 20, 2015, the Company repurchased 65,027 shares of outstanding common stock under its previously authorized stock repurchase program at $4.30 per share from a stockholder in a privately negotiated transaction for an aggregate price of $279,616.

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

Trends and Uncertainties:

During the three months ended November 30, 2015, the Company’s book-to-bill ratio was approximately .34 as compared to approximately .86 for the three months ended November 30, 2014, reflecting a decrease in the volume of orders booked. The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. During the 2nd quarter ended August 31, 2015, the Company was advised by certain of its key customers that they are currently experiencing delays in receiving contract awards from the U.S. government and delays in foreign military sales. Key customers confirmed during the 3rd quarter ended November 30, 2015, that they continue to experience delays in receiving contract awards from the U.S. government and delays in foreign military sales, and they anticipate these delays may continue into the 1st quarter of calendar year 2016. The Company expects these delays may continue to impact the Company’s level of bookings over the corresponding period. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of a lower volume of orders to be shipped. However, should order intake continue to fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures in order to generate net income instead of net losses. For example, during the quarter ended November 30, 2015, the Company reduced the weekly production hours of all employees by 10% as a way to reduce variable manufacturing costs.

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

Results of Operations-Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014:

Net sales for the three months ended November 30, 2015 decreased 21% to $1,919,000 as compared to $2,418,000 for the three months ended November 30, 2014. This decrease was primarily attributable to a decrease in the value of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended November 30, 2015 decreased to $1,549,000 from $1,811,000 for the three months ended November 30, 2014, mostly due to lower purchases of raw materials. Expressed as a percentage of net sales, cost of sales increased to 81% for the three months ended November 30, 2015 from 75% for the three months ended November 30, 2014.

Gross profit for the three months ended November 30, 2015 decreased to $370,000 from $607,000 for the three months ended November 30, 2014, due primarily to lower net sales. Accordingly, gross margins on the Company’s net sales decreased to 19% for the three months ended November 30, 2015 in comparison to 25% for the three months ended November 30, 2014.

For the three months ended November 30, 2015, the Company shipped 23,823 units as compared to 23,687 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended November 30, 2015, the Company’s backlog of open orders decreased 28% to $3,324,000 as compared to the backlog of $4,588,000 as of August 31, 2015. The Company’s backlog as of November 30, 2015 is 48% lower than the backlog of $6,417,000 as of November 30, 2014. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 69% to $651,000 in the level of bookings during the three months ended November 30, 2015 as compared to $2,083,000 for the same period in the prior year. The decrease in bookings for the three months ended November 30, 2015 is principally a result of a decrease in the placement of orders by key customers, resulting in a decrease in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses increased to $351,000 for the three months ended November 30, 2015 from $343,000 for the same period in the prior year. The increase reflects an increase in legal fees of $67,000 during said period offset by a decrease in selling wages, commissions and travel expenses of $59,000 related to the Director of Sales position that was vacant during the quarter ended November 30, 2015. During the three months ended November 30, 2015, selling, general and administrative expenses as a percentage of net sales increased to 18% as compared to 14% for the three months ended November 30, 2014.

Operating income for the three months ended November 30, 2015 decreased 93% to $19,000 as compared to operating income of $264,000 for the three months ended November 30, 2014. This decrease is due primarily to lower net sales as described above.

Interest income for the three months ended November 30, 2015 remained flat at $6,000 as compared to $6,000 for the three months ended November 30, 2014. The interest income is primarily driven by the rate of return on funds invested in certificates of deposit and treasury bills.

The Company had no other income for the three months ended November 30, 2015 and the three months ended November 30, 2014.

Net income for the three months ended November 30, 2015 decreased 92% to $20,000 as compared to net income of $258,000 for the three months ended November 30, 2014. This decrease is due primarily to a decrease in net sales as described above.

Results of Operations-Nine Months Ended November 30, 2015 Compared to Nine Months Ended November 30, 2014:

Net sales for the nine months ended November 30, 2015 decreased to $6,514,000 as compared to $7,028,000 for the nine months ended November 30, 2014. This was primarily attributable to a decrease in the number of units sold and the corresponding value of the orders that were shipped in accordance with customer requirements during the nine months ended November 30, 2015.

Cost of sales for the nine months ended November 30, 2015 decreased to $5,076,000 from $5,292,000 for the nine months ended November 30, 2014, mostly due to lower purchases of raw materials, lower labor costs, and a shift in the mix of products manufactured. Expressed as a percentage of net sales, cost of sales increased to 78% for the nine months ended November 30, 2015 from 75% for the nine months ended November 30, 2014.

Gross profit for the nine months ended November 30, 2015 decreased to $1,438,000 from $1,736,000 for the nine months ended November 30, 2014, due primarily to the reduction in net sales. Accordingly, gross margins on the Company’s sales decreased to 22% for the nine months ended November 30, 2015 in comparison to 25% for the nine months ended November 30, 2014.

For the nine months ended November 30, 2015, the Company shipped 64,250 units as compared to 68,563 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the nine months ended November 30, 2015, the Company’s backlog of open orders decreased 54% to $3,324,000 as compared to the backlog of open orders of $7,176,000 as of February 28, 2015. The Company’s backlog of $3,324,000 as of November 30, 2015 was 48% lower as compared to the backlog of open orders of $6,417,000 as of November 30, 2014. Changes in backlog resulted from changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 50% to $2,648,000 in the level of bookings during the nine months ended November 30, 2015 when compared to $5,273,000 during the nine months ended November 30, 2014. The decrease occurred principally as a result of decreases in the placement of orders by key customers, resulting in a decrease in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general and administrative expenses increased to $1,573,000 for the nine months ended November 30, 2015 from $1,065,000 for the same period in the prior year, primarily due to $408,000 of higher legal fees mainly associated with the proxy contest the company experienced in connection with its 2015 annual stockholders’ meeting as compared to $125,000 for the same period in the prior year, increased expenses of $145,000 associated with holding such annual stockholders’ meeting as compared to $42,000 for the same period in the prior year, and $45,000 of higher sales commissions as compared to $33,000 for the same period in the prior year. During the nine months ended November 30, 2015, selling, general and administrative expenses as a percentage of net sales increased to 24% as compared to 15% for the nine months ended November 30, 2014.

Operating income for the nine months ended November 30, 2015 decreased 120% to an operating loss of $135,000 as compared to operating income of $671,000 for the nine months ended November 30, 2014. This decrease is due primarily to higher selling, general and administrative expenses and the lower net sales as described above.

The Company recorded other income of $18,000 for the nine months ended November 30, 2015 as compared to other income of $20,000 for the nine months ended November 30, 2014. Included in other income for the nine months ended November 30, 2015 was $18,000 of interest income on investment in treasury bills and certificates of deposit. Included in other income for the nine months ended November 30, 2014 was $8,000 of income from relief of obligation related to the Company’s 1992 bankruptcy proceedings and $12,000 of interest income on investment in treasury bills and certificates of deposit.

Net income for the nine months ended November 30, 2015 decreased to a net loss of $122,000 from net income of $672,000 for the same period in 2014. This decrease is due primarily to lower sales volume and an increase in selling, general and administrative expenses as described above.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $482,000 for the nine months ended November 30, 2015 primarily reflecting a net loss of $122,000 and a decrease in accounts payable of $235,000 offset by depreciation and amortization of $162,000 and a decrease in inventory of $404,000.

Net cash provided by operating activities was $766,000 for the nine months ended November 30, 2014 primarily reflecting net income of $672,000 plus a $105,000 decrease in accounts receivable.

Investing Activities:

Net cash provided by investing activities was $336,000 for the nine months ended November 30, 2015 principally reflecting $5,478,000 in sales of treasury bills and certificates of deposit, $4,992,000 in purchases of treasury bills and certificates of deposit, and $150,000 in purchases of property, plant and equipment.

Net cash used in investing activities was $799,000 for the nine months ended November 30, 2014 primarily reflecting $4,769,000 in sales of treasury bills and certificates of deposit, $5,478,000 in investments in certificates of deposit and $90,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash used in financing activities was $843,000 for the nine months ended November 30, 2015 primarily reflecting a $575,000 dividend paid to stockholders and $279,000 paid to a stockholder in connection with a privately negotiated stock repurchase offset by $11,000 from stock option exercises by the Company’s employees.

Net cash used in financing activities was $103,000 for the nine months ended November 30, 2014 primarily reflecting a $109,000 dividend paid to stockholders offset by $6,000 from stock option exercises by the Company’s employees.

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

At November 30, 2015, February 28, 2015 and November 30, 2014, the Company had cash and cash equivalents of approximately $795,000, $820,000 and $489,000, respectively. The cash decrease for the nine months ended November 30, 2015 was primarily due to the payment of dividends and the repurchase of shares from a stockholder during the quarter ended November 30, 2015.

At November 30, 2015, February 28, 2015 and November 30, 2014, the Company had investments in treasury bills and certificates of deposit of approximately $6,485,000, $6,971,000 and $6,970,000, respectively.

At November 30, 2015, the Company had working capital of $11,100,000 as compared with working capital at November 30, 2014 of $11,774,000. At February 28, 2015, the Company had working capital of $12,052,000. The $952,000 decrease for the nine months ended November 30, 2015 was due primarily to decreases in cash and inventories.

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

On November 20, 2015, the Company repurchased 65,027 shares of outstanding common stock under its previously authorized stock repurchase program at $4.30 per share from a stockholder in a privately negotiated transaction for an aggregate price of $279,616.

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

Changes in Internal Control over Financial Reporting

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the third quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM1.	LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2015, we had no known material current, pending, or threatened litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to repurchases of our common stock made during the three months ended November 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans Or Programs
September 1, 2015- September 30, 2015	--	--	--	--
October 1, 2015-October 31, 2015	--	--	--	--
November 1, 2015-November 30, 2015	65,027	$4.30	65,027	$720,384

ITEM 6.	EXHIBITS

Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: January 14, 2016	/s/ Shevach Saraf
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

