Form 10-K
period 2016-02-29
SOLITRON DEVICES INC
filed 2016-06-15
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2015 was $8,137,474 (based on the closing sales price of the registrant’s common stock on that date). The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 10, 2016 was 2,232,977.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2016 Annual Meeting of Stockholders or Part III of an amendment to the registrant’s Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year ended February 29, 2016 are incorporated herein by reference in Part III.

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

Set forth below by principal product type are the percentage (i) contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 29, 2016 and February 28, 2015 and (ii) contributions to the Company's total order backlog at February 29, 2016 and February 28, 2015.

Product Line	(i) % of Total Sales for Fiscal Year Ended February 29, 2016	(i) % of Total Sales for Fiscal Year Ended February 28, 2015	(ii) % Backlog at February 29, 2016	(ii) % Backlog at February 28, 2015

Power Transistors	17%	14%	9%	15%
Hybrids	45%	56%	22%	53%
Power MOSFETS	32%	26%	65%	28%
Field Effect Transistors	6%	4%	4%	4%
	100%	100%	100%	100%

The Company’s backlog at February 29, 2016 and February 28, 2015 and total sales for the years ended February 29, 2016 and February 28, 2015 reflect demand for the Company’s products at such dates and for such periods. For more information, see “Backlog” below. The variation in the proportionate share of each product line for each period reflects changes emanating from: demand, Congressional appropriations, the process and timing associated with awards of defense contracts, shifts in technology and consolidation of defense prime contractors.

The Company’s semiconductor products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical current by means of a control signal such as a voltage or current. The Company’s active electronic components include bipolar transistors and MOS transistors.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete. Discrete devices contain one single semiconductor element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, interconnected to make up a selected complete electrical circuit. In the case of an integrated circuit, a number of active and passive elements are incorporated onto a single silicon chip. A hybrid circuit, on the other hand, is made up of a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can either be analog or digital; presently, the Company manufactures only analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal years ended February 29, 2016 and February 28, 2015, approximately 90% of the Company’s sales have been of custom products, and the remaining 10% have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (SCD) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, and spacecraft. The Company’s products have been used on the space shuttle and on the spacecraft sent to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner). For the fiscal years ended February 29, 2016 and February 28, 2015, approximately 90% of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 10% of sales are for non-military, scientific and industrial applications.

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

Each new design is first produced on a CAD/CAE (Computer Aided Design/Computer Aided Engineering) computer system. The design layout is then reduced to the desired micro size and transferred to silicon wafers in a series of steps that include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device or a single diode. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using eutectic, soft solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation. In the case of hybrids, design engineers formulate the circuit and layout designs. Ceramic substrates are then printed with thick film gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips, capacitor chips and inductors are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the external package pins. For the years ended February 29, 2016 and February 28, 2015, the Company manufactured approximately 20% of the hybrid packages it used and purchased the balance from suppliers.

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

AS9100

In September 2009, Underwriters Laboratories awarded the Company AS9100 qualification. During annual surveillance audits performed in November 2013, and again in July 2015, the Company was re-certified. Companies in the aerospace industry are increasingly selecting suppliers on the basis of AS9100 certification. Achieving certified status means that the Company may obtain new business that may have been out of reach in the past and as obtaining such certification is now a requirement of several customers, we expect to maintain ongoing relationships with our existing aerospace customers long into the future.

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

During the fiscal year ended February 29, 2016, the Company sold products to approximately 63 customers. Of these 63 customers, 28 had not purchased products from the Company during the previous fiscal year. During the fiscal year ended February 29, 2016, Raytheon Company accounted for approximately 49% of net sales, as compared to the 48% it accounted for during the fiscal year ended February 28, 2015. During the fiscal year ended February 29, 2016, sales to the United States Government accounted for approximately 13% of net sales, as compared to the 15% it accounted for during the fiscal year ended February 28, 2015. Raytheon Company, the United States Government, and Lockheed Martin are the only customers that accounted for more than 10% of net sales during the last fiscal year. Eighteen of the Company’s customers accounted for approximately 95% of the Company’s net sales during the fiscal year ended February 29, 2016. It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. As a result, the Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company.

Historically, during the fiscal year ended February 29, 2016 and prior to that date, a substantial portion of the Company’s products were sold pursuant to contracts, or subcontracts with or to customers whose end products are sold to the United States Government. Accordingly, the Company’s sales may be adversely impacted by Congressional appropriations, changes in national defense policies and priorities and the continuing impact of the sequestration process that was triggered on March 1, 2013 which imposes automatic, across-the-board cuts to mandatory and discretionary federal spending over the next ten years. All of the Company’s contracts with the United States Government or its prime contractors contain provisions permitting termination at any time at the convenience of the United States Government or the prime contractor upon payment to the Company of costs incurred plus a reasonable profit.

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

Sales to foreign customers, located mostly in Canada, Western Europe and Australia, accounted for approximately 8% of the Company’s net sales for the fiscal year ended February 29, 2016 as compared to 16% for the year ended February 28, 2015. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. See Note 9 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, more than 97% of which is scheduled for delivery within 12 months, was approximately $5,832,000 at February 29, 2016, as compared to $7,176,000 at February 28, 2015. For the years ended February 29, 2016 and February 28, 2015, the entire backlog consisted of orders for electronic components. The Company currently anticipates that the majority of its open order backlog will be filled by February 28, 2017. In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bookings and Backlog.”

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

The rate of booking new orders varies significantly from month to month, mostly as a result of sharp fluctuations in the government budgeting and appropriation process. The Company has historically experienced somewhat decreased levels of bookings during the summer months, primarily as a result of such budgeting and appropriation activities. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company’s backlog as of any particular date may not be indicative of actual sales for any succeeding period. See “Management’s Discussions and Analysis of Financial Conditions – Result of Operations” for a discussion of the decrease in bookings for the year ended February 29, 2016 as compared to the previous year.

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

FUTURE PLANS

To increase liquidity, the Company plans to (a) continue improving operating efficiencies, (b) maintain or reduce overhead expenses, (c) develop alternative lower cost packaging technologies and lower cost packaging suppliers, (d) develop products utilizing its current manufacturing technologies geared toward market segments it is currently not serving on a significant level or at all, and (e) replace aging manufacturing equipment with new equipment.

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

The Company believes that it will be able to improve its capability to respond more quickly to customer needs and deliver products ahead of schedule.

EMPLOYEES

At February 29, 2016, the Company had 75 employees, 48 of whom were engaged in production activities, 3 in sales and marketing, 6 in executive and administrative capacities and 18 in technical and support activities. Of the 75 employees, 72 were full time employees and 3 were part time employees.

As part of a cost cutting strategy, effective as of November 2, 2015, exempt employees, who are paid a fixed weekly salary, had scheduled work hours reduced from 40 hours per week to 36 hours and their weekly salary was correspondingly reduced by 10%. For non-exempt employees, who are paid an hourly rate, the standard work schedule was reduced from 40 hours per week to 36 hours, with no change to the hourly rate. These reductions to scheduled work hours and salaries are still in effect.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements. A few of the key suppliers of raw materials and finished packages purchased by the Company, and their approximate percentage of total purchases, are: Egide USA Inc. (16%), Sintermetalglass S.R.L. (9%), Air Products and Chemicals, Inc. (8%), Wuxi Streamtek Ltd. (8%), and Stellar Industries (5%). Because of a diminishing number of sources for components and packages in particular, and the sharp increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which consequently has increased costs of goods sold. Should a shortage of three-inch silicon wafers occur, we might not be able to obtain three-inch silicon wafers from any supplier or switch our manufacturing capabilities to another size wafer in time to meet our customer’s needs, leading to lost revenues. Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

EFFECT OF GOVERNMENT REGULATION

The Company has received DSCC approval to supply its products in accordance with MIL-PRF-19500 and Class H of MIL-PRF-38534. These qualifications are required to supply to the United States Government or its prime contractors. The Company expects that its continued maintenance of these qualifications will continue to improve its business posture by increasing product marketability. The Company is also certified in accordance with AS9100 which is a core requirement of most defense aerospace contracts.

RESEARCH AND DEVELOPMENT

During the last two fiscal years, the Company has not spent a significant amount of its own funds on research and development. This may have an adverse effect on future operations. The cost of designing custom products is borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

ENVIRONMENTAL REGULATION

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to current environmental regulations, increased public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation. In addition, the Company, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations.

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

During the fiscal year ended February 29, 2016, eighteen customers accounted for approximately 95% of our revenues. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

In addition, as is common in the semiconductor industry, we have from time to time experienced difficulty in effecting transitions to new manufacturing processes. As a consequence, we may suffer delays in product deliveries or reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, upgrading or expanding our existing facility or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capability if revenues do not increase proportionately.

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

During the last several fiscal years, we have continued certain cost-cutting measures originally started several years ago, we have implemented further cost-saving measures and we will continue to implement further cost saving measures if necessary. The impact of these cost-reduction efforts on our profitability may be influenced by:

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

In recognition of the changes in global geopolitical affairs and in United States military spending, we have for a number of years attempted to increase sales of our products for non-military, scientific and industrial niche markets, such as medical electronics, machine tool controls, satellites, telecommunications networks and other market segments in which purchasing decisions are generally based primarily on product quality, long-term reliability and performance, rather than on product price. We are also attempting to offer additional products to the military markets that are complementary to those we currently sell to the military markets. We cannot assure you that these efforts will be successful and, if they are, that they will have the intended effects of increasing profitability. Furthermore, as we attempt to shift our focus to the sale of products having non-military, non-aerospace applications, we will be subject to greater price erosion and foreign competition.

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

Our business could be negatively affected by the outcome of the 2015 proxy contest or any future proxy contests or other activist stockholder activities.

During the fiscal year ended February 29, 2016, Cedar Creek Partners LLC, Eriksen Capital Management LLC, Tim Eriksen and David Pointer, (the “Shareholder Group”), pursued a proxy contest against the Company relating to its nomination of two director candidates for election as Class II directors. The two nominees proposed by the Shareholder Group were elected at the 2015 annual stockholders meeting.

Our business could be adversely affected by the outcome of the 2015 proxy contest or any future proxy contests and resulting changes to composition of the Board of Directors because it:

●	could require us to incur significant legal fees and proxy solicitation expenses;
●	may require significant time and attention from management and the board of directors and direct their attention away from our operations;
●	could adversely affect our relationships with key business partners;
●	could trigger early termination of CEO’s employment agreement with accelerated payments (as further discussed under “Commitments and Contingencies” note of the attached financial statements);

●	could result in a potential charge of approximately $150,000 if our Board of Directors were to reconsider and approve the reimbursement to the Shareholder Group for its proxy contest expenses related to the 2015 Annual Stockholders Meeting;

●	could result in loss of potential business opportunities;
●	could give rise to perceived uncertainties as to our future direction;
●	could make it more difficult to attract and retain qualified personnel; and
●	could result in individuals being elected to our board of directors to pursue a particular agenda, which may adversely affect our ability to implement our business strategy and create stockholder value.

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

We expect revenues from foreign markets to continue to represent a portion of total revenues. Among others, these risks include: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; crime; kidnapping; war; terrorism; and foreign currency fluctuations. Additionally, in certain jurisdictions where we use third party contractors, the legal systems do not provide effective remedies to us when the contractor has breached its obligation or otherwise fails to perform.

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

We cannot guarantee that we will declare future cash dividend payments at historic rates or at all, nor repurchase any shares of our common stock pursuant to our stock repurchase program.

We do not have an annual dividend policy in place. We declared and paid a cash dividend of $0.05 per share on June 24, 2014 and we declared and paid a cash dividend of $0.25 per share on June 29, 2015. In connection with the fiscal year ended February 29, 2016, we have not declared a cash dividend. Our Board of Directors has authorized a repurchase program under which the Company may repurchase up to $1,000,000 of the Company's common stock. The Company purchased 65,027 shares of Common Stock on November 20, 2015 under the previously authorized repurchase program. Any determination to pay cash dividends in the future at the dividend rates declared in 2014 and 2015 or at all, and any determination to repurchase shares of the Company's common stock under the current and any future repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such dividends or stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Accordingly, there is no assurance that we will continue to pay cash dividends at recent historical levels or at all or repurchase stock pursuant to our stock repurchase program, or that any declaration of cash dividends or stock repurchases under our stock repurchase program will have a beneficial impact on our stock price.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

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

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 29, 2016, we had no known material current, pending, or threatened litigation.

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

	FISCAL YEAR ENDED FEBRUARY 29, 2016		FISCAL YEAR ENDED FEBRUARY 28, 2015
	HIGH	LOW	HIGH	LOW

First Quarter	$4.31	$3.95	$4.30	$3.89
Second Quarter	$4.91	$4.20	$4.24	$3.97
Third Quarter	$4.60	$4.22	$4.30	$4.00
Fourth Quarter	$4.41	$3.21	$4.47	$4.03

As of February 29, 2016, there were approximately 1,380 holders of record of the Company’s Common Stock. On February 29th, 2016, the last sale price of the Common Stock as reported on the OTCBB was $3.75 per share.

Since emerging from bankruptcy in 1993 through the fiscal year ended February 28, 2014, the Company had not paid any dividends. Pursuant to the Company’s ability to pay its settlement proposal with the USEPA, the Company had agreed not to pay dividends on any shares of capital stock until the settlement amount for environmental liabilities was agreed upon and paid in full. The Company made its last payment to the USEPA on May 22, 2013. On May 19, 2014, the Board of Directors approved a cash dividend of $0.05 per share of common stock which was paid on June 24, 2014 to stockholders of record as of the close of business on June 9, 2014. On May 29, 2015, the Board of Directors approved a cash dividend of $0.25 per share of common stock which was paid on or about July 22, 2015 to stockholders of record as of the close of business on June 29, 2015.

On May 29, 2015, the Board of Directors of the Company authorized a repurchase program under which the Company may repurchase up to $500,000 of the Company’s common stock through February 29, 2016. On July 28, 2015, the Company announced that the Board of Directors had expanded the stock repurchase program to cover repurchases of up to $1,000,000 of its outstanding common stock from time to time through February 29, 2016. On November 20, 2015 the Company purchased for $279,616 a total of 65,027 shares of the Company’s common stock pursuant to the repurchase program. On January 15, 2016, the Board of Directors of the Company amended the repurchase program under which the Company may repurchase up to $1,000,000 of its outstanding common stock without an expiration date to the repurchase program. Under the repurchase program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors

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

The following table is included solely for use in comparative analysis of income before extraordinary items to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(Dollars in Thousands)
	Years Ended February
	29, 2016	28, 2015

Net Sales	$8,395	$9,757
Cost of sales	6,621	7,225
Gross profit	1,774	2,532
Selling, general and administrative expenses	1,969	1,610
Operating (loss) income	(195)	922
Interest income	30	16
Other income (expense), net	-	8
Provision for Income taxes	0	(19)
Net (Loss) Income	$(165)	$927

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 29, 2016, the Company’s book-to-bill ratio was approximately 0.82 as compared to approximately 0.90 for the fiscal year ended February 28, 2015 reflecting a continued decrease in the volume of orders booked. The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake fall drastically below the level experienced in the last 24-36 months, the Company might be required to implement further cost cutting or other downsizing measures to continue its business operations.

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

Results of Operations

2016 vs. 2015

Net sales for the fiscal year ended February 29, 2016 decreased by approximately 14% to $8,395,000 versus $9,757,000 during the fiscal year ended February 28, 2015, as a result of a decrease in the value of orders that were shipped in accordance with customer requirements.

Net bookings were less than net sales by approximately 16%. Backlog decreased from $7,176,000 as of February 28, 2015 to $5,832,000 as of February 29, 2016. The Company has experienced a decrease in the level of bookings of approximately 19 % for the fiscal year ended February 29, 2016 as compared to the previous fiscal year primarily due to delays and significant changes in defense spending and on priorities in military programs the Company supports.

During the fiscal year ended February 29, 2016, the Company shipped 85,175 units as compared with 90,309 units shipped during the fiscal year ended February 28, 2015. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of sales for the fiscal year ended February 29, 2016 decreased to $6,621,000 from $7,225,000 for the fiscal year ended February 28, 2015 due to lower sales and product mix resulting in a decrease of raw materials used. Expressed as a percentage of sales, cost of sales increased to 79% for the fiscal year ended February 29, 2016 when compared to 74% for the fiscal year ended February 28, 2015.

Gross profit for the fiscal year ended February 29, 2016 decreased to $1,774,000 from $2,532,000 for the fiscal year ended February 28, 2015 due primarily to lower net sales. Expressed as a percentage of sales, gross profit for the fiscal year ended February 29, 2016 decreased to 21% as compared to 26% for the fiscal year ended February 28, 2015.

During the year ended February 29, 2016, selling, general and administrative expenses, as a percentage of sales, increased to approximately 23% as compared to 17% for the year ended February 28, 2015. In terms of dollars, selling, general and administrative expenses increased approximately 22% to $1,969,000 for the fiscal year ended February 29, 2016 from $1,610,000 for the fiscal year ended February 28, 2015. This increase is primarily the result of an increase in shareholder meeting costs of $145,000 and legal fees of $281,000 related to the proxy fight and employee relations offset by a decrease in selling wages and commissions of $29,000 related to the Director of Sales position that was vacant during four months of the year ended February 29, 2016.

Operating (loss) for the fiscal year ended February 29, 2016 was $(195,000) as compared to an operating income of $922,000 for the fiscal year ended February 28, 2015. This decrease was mainly attributable to lower sales and the increase in selling, general and administrative expenses.

Interest income for the fiscal year ended February 29, 2016 increased to $30,000 from $16,000 during the fiscal year ended February 28, 2015. This increase was attributable to higher earned interest rates on certificates of deposit and treasury bills.

Net (loss) for the fiscal year ended February 29, 2016 was $(165,000) as compared to net income of $927,000 for the fiscal year ended February 28, 2015. This decrease was mainly attributable to the increase in selling, general and administrative expenses and lower sales and as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Net cash provided by operating activities was $612,000 for the year ended February 29, 2016 primarily reflecting a net loss of ($165,000), a decrease in accounts receivable of $490,000 and a decrease in inventory of $527,000 offset by a decrease in accounts payable of $261,000 and a $134,000 decrease in accrued expenses and other liabilities.

Net cash provided by operating activities was $1,131,000 for the year ended February 28, 2015, principally reflecting net income of $927,000, a decrease of $120,000 in inventory levels to meet customer demand, and an increase to accounts receivable of $233,000 and accounts payable post-petition of $118,000.

Investing Activities:

Net cash provided by investing activities was $45,000 for the year ended February 29, 2016 principally reflecting $500,000 in sales of treasury bills and certificates of deposit, net of $731,000 in purchases of treasury bills and certificates of deposit, and $186,000 in purchases of property, plant and equipment.

Net cash used in investing activities was $833,000 for the year ended February 28, 2015 principally reflecting the net purchase of investments in treasury bills and certificates of deposit with $710,000 of cash and the purchases of $123,000 of manufacturing equipment.

Financing Activities:

Net cash used in financing activities was $843,000 for the year ended February 29, 2016 primarily reflecting a $575,000 dividend paid to stockholders and $279,000 paid to a stockholder in connection with a privately negotiated stock repurchase offset by $11,000 received from stock option exercises by the Company’s employees.

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

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, but with an increase in the cost of raw materials, an increase in cost of sales that will result in the potential erosion of profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs during the next twelve months with cash from operations. However, due to the level of current backlog, projected new order intake, the status of the general economy and the shift to Commercial Off –The-Shelf (COTS) by the defense industry, the Company might be required to take additional cost cutting and productivity enhancing measures to assure its continued profitability.

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

At February 29, 2016 and February 28, 2015, the Company had cash and cash equivalents of approximately $634,000 and $820,000, respectively. The cash decrease for the year ended February 29, 2016 was primarily due to the payment of dividends and the repurchase of shares from a stockholder during the year ended February 29, 2016.

At February 29, 2016 and February 28, 2015, the Company had investments in treasury bills and certificates of deposit of approximately $6,740,000 and $6,971,000, respectively.

At February 29, 2016, the Company had working capital of $11,512,000 as compared with working capital at February 28, 2015 of $12,052,000. The decrease for the year ended February 29, 2016 was due primarily to decreases in cash and inventories and paydown of accounts payable.

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

On January 15, 2016, the Board of Directors amended the Company’s previously authorized stock repurchase program to permit the Company to acquire up to $1,000,000 of its outstanding common stock from time to time, increasing the Company’s authorization from the $720,000 remaining and eliminating the expiration date of February 29, 2016. Purchases under the amended stock repurchase program may be made through the open market or privately negotiated transactions as determined by the Company’s management, and in accordance with the requirements of the Securities and Exchange Commission. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other conditions.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 29, 2016, the Company’s net bookings were $7,060,000 in new orders as compared with $8,773,000 for the year ended February 28, 2015, reflecting a decrease in bookings of approximately 20%. The Company’s backlog decreased to $5,832,000 at February 29, 2016 as compared with $7,176,000 as of February 28, 2015, reflecting a decrease of approximately 19% in backlog. In the event that bookings in the long-term continue to decline significantly below the level experienced in the past 36 to 48 months, the Company may be required to implement additional cost-cutting and other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects and current productivity.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

●	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
●	Our complex manufacturing processes may lower yields and reduce our revenues.
●	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
●	We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.
●	Changes in government policy or economic conditions could negatively impact our results.
●	Our inventories may become obsolete and other assets may be subject to risks.
●	Environmental regulations could require us to incur significant costs.
●	Our business is highly competitive, and increased competition could reduce gross profit margins and the value of an investment in our Company.
●	Downturns in the business cycle could reduce the revenues and profitability of our business.
●	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
●	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
●	Cost reduction efforts may be unsuccessful or insufficient to improve our profitability and may adversely impact productivity.

●	We may not achieve the intended effects of our business strategy, which could adversely impact our business, financial condition and results of operations.
●	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
●	A shortage of three-inch silicon wafers could result in lost revenues due to an inability to build our products.
●	The nature of our products exposes us to potentially significant product liability risk.
●	We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

●	Our business could be negatively affected by the outcome of the 2015 proxy contest or any future proxy contests or other activist stockholder activities.

●	Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.
●	Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.
●	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
●	We may make substantial investments in plant and equipment that may become impaired.
●	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
●	Our international operations expose us to material risks, including risks under U.S. export laws.
●	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.
●	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
●	We cannot guarantee that we will declare future cash dividend payments at historic rates or at all, nor repurchase any shares of our common stock pursuant to our stock repurchase program.
●	Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.

●	Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 29, 2016. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework (1992)”, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of February 29, 2016 due to the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management determined that the following material weakness existed as of February 29, 2016:

●	The Company concluded that certain controls over accounting of work in process inventory did not operate with sufficient precision. This material weakness was first identified in the third quarter of fiscal year 2015. Due to the manual nature of the critical inventory accounting process, the work in process inventory is susceptible to material misstatements as there is a significant amount of costing performed in electronic spreadsheets of the Company’s work in process inventory. This weakness previously resulted in a material misstatement of work in process inventory and as a result has impacted other financial statement areas including total assets, cost of sales and net income. This control deficiency, if not remediated, could result in a future misstatement of the valuation of work in process inventory.

This Management’s Report of Internal Control over Financial Reporting does not include an attestation report of our independent registered public accounting firm due to the exemption provisions established by the results of the Securities and Exchange Commission for smaller reporting companies.

As of February 29, 2016, the Company’s Management has implemented the following measures to remediate the internal control deficiency:

●	Management is engaging an outside consultant with expertise to automate its inventory and will be researching potential software systems to implement automation.
●	Implementation of a process for review and verification of all manually entered data with respect to the valuation of work in process inventory by a second person with an appropriate level of accounting knowledge, experience and training. The Company is actively seeking an individual with proper qualifications and competency.
●	Automatic data/price verification procedures such as the lower of cost or market value testing.
●	Analytical review of inventory against expectations and benchmarks designed to identify potential material misstatements in the inventory valuation.

Additionally, the Company now performs inventory valuations quarterly, compared to twice yearly in prior years.

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

June 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Solitron Devices, Inc.

We have audited the accompanying balance sheets of Solitron Devices, Inc. as of February 29, 2016 and February 28, 2015, and the related statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended February 29, 2016 and February 28, 2015. Solitron Devices, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solitron Devices, Inc. as of the years ended February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch, P.A.
Fort Lauderdale, Florida
June 15, 2016

SOLITRON DEVICES, INC.

BALANCE SHEETS

AS OF FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
ASSETS	(in thousands, except for shares)
CURRENT ASSETS
Cash and cash equivalents	$634	$820
Treasury Bills and Certificates of Deposit	6,740	6,971
Accounts receivable, less allowance for doubtful accounts of $2	528	1,018
Inventories, net (Note 3)	3,671	4,197
Prepaid expenses and other current assets	184	123
TOTAL CURRENT ASSETS	11,757	13,129

PROPERTY, PLANT AND EQUIPMENT, Net (Note 4)	436	458

OTHER ASSETS	8	8
TOTAL ASSETS	$12,201	$13,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$164	$425
Customer deposits	28	20
Accrued expenses and other current liabilities (Note 5)	497	632
TOTAL CURRENT LIABILITIES	689	1,077

TOTAL LIABILITIES	689	1,077

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,232,977 shares outstanding, net of 338,257 shares at February 29, 2016
2,185,832 shares outstanding, net of 273,230 shares at February 28, 2015	24	23
Additional paid-in capital	2,759	2,749
Accumulated other comprehensive income	17	15
Retained Earnings	9,266	10,006
Less treasury stock	(554)	(275)
TOTAL STOCKHOLDERS’ EQUITY	11,512	12,518
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,201	$13,595

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
	(in thousands, except for share and per share amounts)

Net sales	$8,395	$9,757
Cost of sales	6,621	7,225
Gross profit	1,774	2,532
Selling, general and administrative expenses	1,969	1,610
Operating (loss) income	(195)	922
Other income (expenses):
Interest income	30	16
Other, net (Note 12)	-	8
Income (Loss) before provision for income taxes	(165)	946
Provision for income taxes	0	19
Net (loss) income	$(165)	$927

Other comprehensive (loss) income
Unrealized gain on investments	2	1
Total comprehensive (loss) income	$(163)	$928

(Loss) income per share from operating (loss) income-Basic	$(0.07)	$0.42
(Loss) income per share from operating (loss) income-Diluted	$(0.07)	$0.38

Net (loss) income per share-Basic	$(0.07)	$0.42
Net (loss) income per share-Diluted	$(0.07)	$0.38

Weighted average shares outstanding-Basic	2,245,575	2,183,876
Weighted average shares outstanding-Diluted	2,245,575	2,408,635

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended February 29, 2016 and FEBRUARY 28, 2015

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total
	(In thousands, except for number of shares)

Balance, February 28, 2014	2,177,832	$23	$2,743	$14	$9,188	$(275)	$11,693

Employee exercise of stock options	8,000	-	6	-	-	-	6
Dividend	-	-	-	-	(109)	-	(109)
Unrealized gain on investments	-	-	-	1	-	-	1
Net income	-	-	-	-	927	-	927

Balance, February 28, 2015	2,185,832	$23	$2,749	$15	$10,006	$(275)	$12,518

Employee exercise of stock options	112,172	1	10	-	-	-	11

Dividend	-	-	-	-	(575)	-	(575)
Purchase of Treasury Stock	(65,027)	-	-	-	-	(279)	(279)
Unrealized gain on investments	-	-	-	2	-	-	2
Net (loss)	-	-	-	-	(165)	-	(165)

Balance, February 29, 2016	2,232,977	$24	$2,759	$17	$9,266	$(554)	$11,512

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
	(in thousands)

Net income (loss)	$(165)	$927
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	208	223
Decrease (increase) in operating assets:
Accounts receivable	490	(233)
Inventories	526	120
Prepaid expenses and other current assets	(61)	32
Other assets		(2)
Increase (decrease) in operating liabilities:
Accounts payable	(261)	110
Customer deposit	8	(73)
Accrued expenses and other liabilities	(135)	27
Total adjustments	777	204
NET CASH PROVIDED BY OPERATING ACTIVITIES	$610	$1,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	733	6,260
Purchases of Treasury Bills and Certificates of Deposit	(500)	(6,970)
Purchase of property, plant and equipment	(186)	(123)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	47	(833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend paid	(575)	(109)
Proceeds from exercise of stock options	11	6
Purchase of Treasury Stock	(279)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(843)	(103)

Net increase (decrease) in cash and cash equivalents	(186)	195

Cash and cash equivalents - beginning of the year	820	625

Cash and cash equivalents - end of the year	$634	$820

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$5	$26

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

The following table summarizes the Company's available-for-sale investments:

	February 29, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
Treasury Bills	$1,759	$-	$-	$1,756
Certificates of Deposit	4,979	2		4,984
	$6,738
Total short-term investments		$2	$-	$6,740

	February 28, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
Certificates of deposit	$6,970	$1	$-	$6,971
Total short-term investments	$6,970	$1	$-	$6,971

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

At February 29, 2016 and February 28, 2015, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

As of February 29, 2016, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$5,092	$5,094
Maturing one to three years	$1,648	$1,646
	$6,740	$6,740

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of February 29, 2016 and February 28, 2015.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of February 29, 2016, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $374,000 at February 29, 2016. With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

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

Net (Loss) Income Per Common Share

Net (loss) income per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. Due to the loss, there is no effect from dilution on earnings per share.

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

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options occurred during the year ended February 29, 2016 or February 28, 2015.

Recent Accounting Pronouncements

No recent accounting pronouncements affecting the Company were issued by the Financial Accounting Standards Board or other standards-setting bodies.

2. EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Fiscal Year Ended
	February
	29, 2016	28, 2015
Weighted average common shares outstanding	2,245,575	2,183,876
Dilutive effect of employee stock options	0	224,759
Weighted average common shares outstanding, assuming dilution	2,245,575	2,408,635

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. All stock options outstanding as of February 29, 2016 were anti-dilutive. 8,400 of the Company’s outstanding stock options for the fiscal year ended February 28, 2015 was excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

3. INVENTORIES

As of February 29, 2016, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,854,000	$(489,000)	$1,365,000
Work-In-Process	3,915,000	(1,775,000)	2,140,000
Finished Goods	980,000	(814,500)	165,500
Totals	$6,749,000	$(3,078,500)	$3,670,500

As of February 28, 2015, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,124,000	$(404,000)	$1,720,000
Work-In-Process	3,744,000	(1,624,000)	2,120,000
Finished Goods	1,077,000	(720,000)	357,000
Totals	$6,945,000	$(2,748,000)	$4,197,000

4. PROPERTY, PLANT AND EQUIPMENT

As of February 29, 2016 and February 28, 2015, property, plant, and equipment consist of the following:

	2016	2015
Leasehold Improvements	$227,000	$227,000
Machinery and Equipment	3,304,000	3,118,000
Subtotal	3,531,000	3,345,000
Less: Accumulated Depreciation and Amortization	(3,095,000)	(2,887,000)
Net Property, Plant and Equipment	$436,000	$458,000

Depreciation and amortization expense was $208,000 and $223,000 for the years ended 2016 and 2015, respectively and is included in Cost of Sales in the accompanying Statements of Income.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 29, 2016 and February 28, 2015, accrued expenses and other current liabilities consist of the following:

	2016	2015
Payroll and related employee benefits	$447,000	$575,000
Income taxes	-	15,000
Property taxes	10,000	7,000
Other liabilities	40,000	35,000
Totals	$497,000	$632,000

6. INCOME TAXES

At February 29, 2016, the Company has net operating loss carryforwards of approximately $10,122,000 that expire through February 2029. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at February 29, 2016 and February 28, 2015:

Deferred Tax Asset (Liability):	2016	2015
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	1,170,000	1,044,000
Section 263A capitalized costs	118,000	85,000
Total current deferred tax assets	1,289,000	1,130,000
Valuation allowance	(1,289,000)	(1,130,000)
	$0	$0

Long-term
Loss carryforwards	$3,846,000	$3,959,000
Depreciation	(41,000)	(31,000)
Total long-term deferred tax assets	3,805,000	3,928,000
Valuation allowance	(3,805,000)	(3,928,000)
	$0	$0

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the years ended February 29, 2016 and February 28, 2015.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 29, 2016 and February 28, 2015 is as follows:

	2016	2015
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative Minimum Taxes	0.00	2.0
Effective income tax rate	0.00%	2.0%

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

7. STOCK OPTIONS

The Company’s 2000 Stock Option Plan provides that stock options are valid for ten years and vest twelve months after the award date unless otherwise stated in the option awards. The 2000 Stock Option Plan terminated pursuant to its terms in July 2010. The Company’s 2007 Stock Incentive Plan allows the Company to grant common stock, options, restricted stock, and stock appreciation rights to eligible individuals. As of February 29, 2016, the Company had not granted any awards under the 2007 Stock Incentive Plan.

On January 23, 2006, the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on January 23, 2007, were for a total of 14,700 shares and the exercise price was fixed at $3.95 per share, which was the price on the OTCBB at the time of the grant. The options were exercisable through January 23, 2016. The remaining options balance is -0- as of February 29, 2016.

On May 16, 2005, the Board of Directors granted stock options to certain key employees and directors. The options, which became vested on May 15, 2006, were for a total of 47,000 shares and the exercise price was fixed at $0.75 per share, which was the price on the OTCBB at the time of the grant. The options were exercisable through May 15, 2015. The remaining options balance was -0- as of February 29, 2016. There are no options from this grant that remain outstanding.

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

On May 17, 2004, the Board of Directors awarded the Company’s President options totaling 175,636 shares, which are fully vested. The exercise price of these options was fixed at $1.05 per share (the closing price on the OTCBB at the time of the grant). The remaining options balance is 35,449 as of February 29, 2016.

In December 2000, a grant equal to 10% of the outstanding shares (254,624) was made to the Company’s President at the exercisable price of $0.40 per share (the closing stock price on the date of the grant). Fifty percent (50%) of the total number of shares was immediately exercisable and the other 50% vested in five equal installments over the following five years. All of these options are fully vested. The remaining options balance is 254,624 as of February 29, 2016.

Below is a summary of the Company’s Stock Option Activity:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Balance, February 28, 2014	448,560	$0.74	2.61	1,496,000

Expired	(900)
Exercised	(8,000)

Balance, February 28, 2015	439,660	0.73	1.94	1,570,341

Expired	(8,100)
Exercised	(141,487)

Balance, February 29, 2016	290,073	$0.48	$ ----	948,703

No options were granted in the years ended February 29, 2016 and February 28, 2015.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

On June 18, 2015 the CEO exercised a portion of his options for 140,187 shares, of which 29,315 shares were withheld by the Company to cover the federal income taxes due upon exercising, and as a result the Company issued 110,872 shares.

All of the Company’s outstanding options were vested as of February 29, 2016. No options vested during the years ended February 29, 2016 and February 28, 2015.

The following table summarizes information about stock options outstanding and exercisable at February 29, 2016:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number of Outstanding Options	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.400	$0.400	254,624	Evergreen	$0.40	254,624	$0.40
$1.050	$1.050	35,449	Evergreen	$1.05	35,449	$1.05
		290,073		$0.48	290,073	$0.48

All options with a remaining contractual life outstanding are fully vested.

8. EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Company may match participant's contributions up to 25% of 4% of each participant's annual compensation. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 29, 2016 and February 28, 2015.

9. EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the year ended February 29, 2016 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$0	$20,000	$0	$20,000
Canada and Latin America	27,000	0	25,000	40,000	92,000
Far East and Middle East	22,000	5,000	72,000	432,000	531,000
United States	1,357,000	3,758,000	447,000	2,190,000	7,752,000
Totals	$1,406,000	$3,763,000	$564,000	$2,662,000	$8,395,000

Revenues from domestic and export sales to unaffiliated customers for the year ended February 28, 2015 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$904,000	$10,000	$0	$914,000
Canada and Latin America	47,000	0	20,000	13,000	80,000
Far East and Middle East	18,000	0	40,000	481,000	539,000
United States	1,313,000	4,586,000	278,000	2,047,000	8,224,000
Totals	$1,378,000	$5,490,000	$348,000	$2,541,000	$9,757,000

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Revenues from domestic and export sales are attributed to global geographic regions according to the location of the customer’s primary manufacturing or operating facilities.

Sales to the Company's top two customers accounted for 62% of net sales for the year ended February 29, 2016 as compared with 63% of the Company's net sales for the year ended February 28, 2015. Sales to Raytheon Company accounted for approximately 49% of net sales for the year ended February 29, 2016 and 48% for the year ended February 28, 2015. Sales to the second largest customer, the United States Government, for the years ended February 29, 2016 and February 28, 2015 accounted for 13% and 15% of net sales respectively.

10. MAJOR SUPPLIERS

For the year ended February 29, 2016, purchases from the Company’s top supplier, Egide USA Inc. accounted for 15% of the Company's total purchases of production materials, and all other suppliers were individually less than 9% of purchases. For the year ended February 28, 2015, purchases from the Company’s two top suppliers, Egide USA Inc. and Wuxi Streamtek Ltd., accounted for 30% of the Company’s total purchases of production materials.

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

On January 14, 2014 the President exercised a cost-of-living increase clause in his contract increasing his annual base salary to $296,500.

On December 5, 2014, the Compensation Committee approved an increase to Mr. Saraf’s annual base salary to $321,500, effective December 1, 2014.

The Company accrued $105,000 as a bonus to Mr. Saraf for the fiscal year ended February 28,2015.

On December 22, 2015, the Compensation Committee approved the contractual cost-of-living increase to Mr. Saraf’s annual base salary of 0.5%, resulting in an annual base salary of $323,107.

The Company has not accrued any bonus for Mr. Saraf in fiscal year 2016.

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

Since November, 2, 2015, the Company reduced all exempt employees’ annual salaries (paid in weekly installments), including the President’s salary, by 10%, giving the President an effective annual salary of $291,000.

SOLITRON DEVICES, INC.

NOTES TO FINANCIAL STATEMENTS

As part of the Company’s decision, starting November 2, 2015, to reduce the work week schedule to 36 hours, the President voluntarily agreed to the temporary reduction to work schedule and salary which is still in effect.

Operating leases:

On October 1, 2015, the Company extended its current lease with its landlord, CF EB REO II LLC, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407 (the “Lease”). The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, which is the current landlord as the Lease was assigned to them. The term of the Lease ends on December 31, 2021. The base rent provided in the Lease is $34,451 per month. The Company has the option to extend the term of the Lease for an additional five years beginning on January 1, 2022 and ending on December 31, 2026.

Commencing on January 1, 2016 and on the first day of January of every subsequent year, the base rent will be increased to compensate for changes in the cost of living, provided that in no event will the base rent be increased by less than three percent nor more than five percent annually. Future minimum lease payments for this non-cancelable operating lease are as follows:

Fiscal Year Ending February 28/29	Amount
2017	$427,000
2018	$440,000
2019	$454,000
2020	$467,000
2021	$481,000
thereafter	$411,000

Rent expense for the fiscal years ended February 29, 2016 and February 28, 2015 was approximately $415,000 and $370,000, respectively.

12. OTHER INCOME

During the fiscal year ended February 29, 2016, the Company recognized no other income.

During the fiscal year ended February 28, 2015, the Company recognized approximately $8,000 of other income attributable to cancellation of debt.

13. STOCKHOLDERS’ EQUITY

On May 29, 2015 the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $500,000 of its outstanding common stock from time to time through February 29, 2016 on the open market or in privately negotiated transactions.

On July 28, 2015, the Company announced that its Board of Directors had expanded the stock repurchase program to cover repurchases of up to $1,000,000 of its outstanding common stock from time to time through February 29, 2016 on the open market or in privately negotiated transactions.

In November 2015, pursuant to the Company’s previously authorized stock repurchase program, the Company repurchased 65,027 shares of outstanding common stock at $4.30 per share from a stockholder in a privately negotiated transaction for an aggregate price of approximately $280,000

On January 15, 2016, the Board of Directors amended the Company’s previously authorized stock repurchase program. Under the Company’s previously authorized stock repurchase program, the Company was authorized to repurchase up to $1,000,000 of its outstanding common stock from time to time through February 29, 2016 on the open market or in privately negotiated transactions. Under the amended stock repurchase program, the Company may acquire up to $1,000,000 of its outstanding common stock from time to time, increasing the Company’s authorization from the $720,000 remaining and eliminating the expiration date of February 29, 2016. Purchases under the amended stock repurchase program may be made through the open market or privately negotiated transactions as determined by the Company’s management, and in accordance with the requirements of the Securities and Exchange Commission. The timing and actual number of shares repurchased will depend on variety of factors including price, corporate and regulatory requirements and other conditions.

In July 2015, the Company paid a dividend of $0.25 per share to all stockholders of record as of the close of business on June 29th, 2015. The aggregate dividend payment was approximately $575,000.

During the fiscal year ending February 29th, 2016 an aggregate of 112,172 shares of employee stock options were exercised. The company received approximately $11,000 for exercise of those options.

14. SUBSEQUENT EVENTS

There are no subsequent events to report. Management has evaluated the subsequent events through June 15, 2016, the date the financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 29, 2016 due to the material weakness described above under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the year ended February 29, 2016.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced above under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the fourth quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders or Part III of an amendment to the registrant’s Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year ended February 29, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders or Part III of an amendment to the registrant’s Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year ended February 29, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders or Part III of an amendment to the registrant’s Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year ended February 29, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders or Part III of an amendment to the registrant’s Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year ended February 29, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders or Part III of an amendment to the registrant’s Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year ended February 29, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the Index set forth on Page 24 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3)Exhibits

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

10.6 +	Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2001)

10.8+	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company's Form 8-K dated June 8, 2007, as amended by the Company's Form 8-K/A, dated June 12, 2007).

10.9	Commercial Lease Agreement, dated October 1, 2014, between Solitron Devices, Inc. and CF EB REP II LLC (assigned to LaBoheme Properties, Inc., as the successor landlord, incorporated by reference to the Company’s Form 8-K dated October 8, 2014).

10.11+

Employment Agreement Amendment, dated January 14, 2013, by and between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company’s Form 10-Q for the quarter ended November 30, 2012).

10.12+	Stand-Alone Option Grant Agreement between the Company and Mr. Saraf (incorporated by reference to the Company’s Form S-8 filed on April 9, 2015).

10.13+	Stand-Alone Option Grant Agreement between the Company and Mr. Saraf (incorporated by reference to the Company’s Form S-8 filed on April 9, 2015).

23.1*	Consent of Goldstein, Schechter, Koch.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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
Chief Executive Officer, Treasurer and
Chief Financial Officer
(Principal executive officer and
principal financial officer)

Date:	June 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf		June 15, 2016
Shevach Saraf	Chairman of the Board,
President, Chief Executive Officer,
Treasurer and Chief Financial Officer.
(Principal executive officer and principal financial officer)

/s/ Dwight Aubrey		June 15, 2016
Dwight Aubrey	Director

/s/ John F. Chiste		June 15, 2016
John F. Chiste	Director

/s/ Tim Eriksen		June 15, 2016
Tim Eriksen	Director

/s/ David W. Pointer		June 15, 2016
David W. Pointer	Director

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

23.1*	Consent of Goldstein, Schechter, Koch.

31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** Furnished herewith

