Form 10-K/A
period 2016-02-29
SOLITRON DEVICES INC
filed 2016-06-28
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K for the fiscal year ended February 29, 2016 (the "Original Form 10-K") is being filed by Solitron Devices, Inc. (the "Company") with the Securities and Exchange Commission (the "SEC") to amend the Original Form 10-K solely to include the information required to be disclosed by June 28, 2016 under Part III, Items 10-14 of Form 10-K. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certification from the Company's principal executive officer and principal financial officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and attached as Exhibit 31. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification has been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on June 15, 2016 and no attempt has been made in this Amendment to modify or update the disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information concerning the current directors:

Name	Age	Positions with the Company	Class	Year Term Expires and Class
Shevach Saraf	73	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	Class III	2016
Dwight P. Aubrey(1)(2)(3)	70	Director	Class I	2017
John F. Chiste(1)((2)(3)	60	Director	Class I	2017
Tim Eriksen(1)	47	Director	Class II	2018
David W. Pointer(2)(3)	46	Director	Class II	2018

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

Shevach Saraf

Mr. Saraf was appointed a director of the Company on November 2, 1992. Mr. Saraf has been President of the Company since November 1992, Chief Executive Officer of the Company since December 1992, Chairman of the Board since September 1993 and Chief Financial Officer since 2000. He has 47 years of experience in operations and engineering management with electronics and electromechanical manufacturing companies.

Before joining Solitron in 1992, Mr. Saraf was Vice President of Operations and a member of the Board of Directors of Image Graphics, Inc. ("Image Graphics"), a military and commercial electron beam recorder manufacturer based in Shelton, Connecticut. As head of Image Graphics’ engineering, manufacturing materials and field service operations, he turned around the firm’s chronic cost and schedule overruns to on-schedule and better-than-budget performance. Earlier, he was President of Value Adding Services, a management consulting firm in Cheshire, Connecticut. This company provided consulting and turnaround services to electronics and electromechanical manufacturing companies with particular emphasis on operations. From 1982 to 1987, Mr. Saraf was Vice President of Operations for Harmer Simmons Power Supplies, Inc., a power supplies manufacturer in Seymour, Connecticut. He founded and directed all aspects of the company’s startup and growth, achieving $12 million in annual sales and a staff of 180 employees. Mr. Saraf also previously held executive positions with Photofabrication Technology, Inc. and Measurements Group of Vishay Intertechnology, Inc.

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

Dwight P. Aubrey

Mr. Aubrey was appointed a director on January 12, 2015. Mr. Aubrey also serves as Chairman of the Compensation Committee and a member of the Audit Committee and Nominating Committee. Mr. Aubrey has served as the President of ES Components LLC, a franchised distributor for wire bondable die and surface mountable components used by hybrid and microelectronic component manufacturers, since 1981. ES Components was originally a joint venture with Elmo Semiconductor and Mr. Aubrey acquired Elmo Semiconductor's interest in ES Components LLC in 1995. Mr. Aubrey also served as the President and Owner of Compatible Components, Inc., a manufacturer's representative company supplying micro electronic components, from 1979 until 2005 when he elected to close the business due to the growth of ES Components. Mr. Aubrey received an Associate of Arts in Business Administration from Central N.E. College in 1975.

The Company believes that Mr. Aubrey's extensive operational and business background in microelectronic component manufacturing highly qualifies him as a member of the Board of Directors.

John F. Chiste

Mr. Chiste was appointed a director on January 12, 2015. Mr. Chiste also serves as Chairman of the Audit Committee and Nominating Committee and a member of the Compensation Committee. Mr. Chiste has served as the Chief Financial Officer of Encore Housing Opportunity Fund I and Fund II and Rescore Property Corp., a group of private equity funds with assets under management in excess of $1.0 billion focused on acquiring opportunistic and distressed residential real estate primarily in Florida, Texas, Arizona and California, since 2010. Mr. Chiste has also served since 2005 as Chief Financial Officer of the Falcone Group which owns a diversified real estate portfolio of companies. Mr. Chiste previously served as Chief Financial Officer of Bluegreen Corporation, a NYSE listed developer and operator of timeshare resorts, residential land and golf communities, from 1997 until 2005. He also served as Chief Financial Officer of Computer Integration Corp., a Nasdaq listed provider of information products and services, from 1992 until 1997. From 1983 until 1992, Mr. Chiste served as a Senior Manager with Ernst & Young LLP, a nationally recognized accounting firm. Mr. Chiste received a Bachelor of Business Administration in Accounting from Florida Atlantic University in Boca Raton. Mr. Chiste is a licensed Certified Public Accountant in the State of Florida. Mr. Chiste was a director and Chairman of the Audit Committee of Forward Industries, Inc., a Nasdaq listed manufacturer and distributor of specialty and promotional products, primarily for hand held electronic devices, from February 2008 through January 2015.

The Company believes that Mr. Chiste's extensive financial and accounting experience highly qualifies him as a member of the Board of Directors.

Tim Eriksen

Mr. Eriksen was elected a director on August 4, 2015. Mr. Eriksen also serves as a member of the Audit Committee. Mr. Eriksen founded Eriksen Capital Management LLC ("ECM"), a Lynden, Washington based investment advisory firm, in 2005. Mr. Eriksen is the Managing Member of ECM and Cedar Creek Partners LLC ("CCP"), a hedge fund founded in 2006 that focuses primarily on micro-cap and small cap stocks. Prior to founding ECM, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks. Earlier in his career, Mr. Eriksen worked for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen received a B.A. from The Master’s College and an M.B.A. from Texas A&M University.

The Company believes that Mr. Eriksen’s extensive financial expertise, including knowledge of unlisted micro-cap companies and capital allocation, and his role as an officer of one of the Company's largest institutional stockholders highly qualifies him as a member of the Board of Directors and provides the Board with the perspective of a significant stockholder.

David W. Pointer

Mr. Pointer was elected a director on August 4, 2015. Mr. Pointer also serves as a member of the Compensation Committee and Nominating Committee. Mr. Pointer is the founder and managing partner of VI Capital Management, LLC (“VICM”). VICM was founded on January 1, 2008, and is the general partner for VI Capital Fund, LP, a value oriented investment limited partnership. Prior to founding VICM, Mr. Pointer served as Senior Vice President and Senior Portfolio Manager for ICM Investment Management (“ICM”). Prior to ICM, Mr. Pointer served as a Portfolio Manager for Invesco, Inc., where he worked with a senior partner in managing two mutual funds with assets in excess of $15 billion. Mr. Pointer has been a member of the Board of Directors of CompuMed, Inc., a healthcare services company, since January 2014 (and has served as Chairman of the Board since November 2014). From September 2014 to June 2015, he was a member of the Board of Directors of ALCO Stores, Inc., a publicly traded retailer in liquidation under the provisions of Chapter 11 of Title 11 of the United States Code. Mr. Pointer has an M.B.A. from the University of Pennsylvania and holds the Chartered Financial Analyst designation.

The Company believes that Mr. Pointer’s experience as a director at other companies and his ability to relate to the broader investment community highly qualifies him as a member of the Board of Directors.

Executive Officers

Our executive officer is Shevach Saraf. Mr. Saraf's position with the Company, his age and his biographical and business experience appear above under the caption "Board of Directors."

Committees

The standing committees of the Board of Directors are the Audit Committee, the Compensation Committee and the Nominating Committee.

Audit Committee

The Audit Committee consists of Messrs. Chiste (Chairman), Aubrey and Eriksen. The Board of Directors has determined that the members of the Audit Committee are independent pursuant to the Nasdaq Rules. The Company’s Audit Committee generally has responsibility for appointing, overseeing and approving the compensation of our independent certified public accountants, reviewing and approving the discharge of our independent certified public accountants, reviewing the scope and approach of the independent certified public accountants’ audit, reviewing our audit and control functions, approving all non-audit services provided by our independent certified public accountants and reporting to our full Board of Directors regarding all of the foregoing. Additionally, our Audit Committee provides our Board of Directors with such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. The Company has adopted an Audit Committee Charter, a copy of which is published on the Company’s web site at www.solitrondevices.com on the Investor Relations page. The Company has determined that the "audit committee financial expert" is Mr. Chiste. The Audit Committee met four times during fiscal year 2016.

Compensation Committee

The members of the Compensation Committee are Messrs. Aubrey (Chairman), Chiste and Pointer. The Board of Directors has determined that the members of the Compensation Committee are independent pursuant to the Nasdaq Rules. The responsibilities and duties of the Compensation Committee consist of, but are not limited to: reviewing, evaluating and approving the agreements, plans, policies and programs of the Company to compensate the officers and directors of the Company and otherwise discharging the Board of Directors’ responsibilities relating to compensation of the Company’s officers and directors. The Compensation Committee has determined that no risks exist arising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. During fiscal year 2016, the Compensation Committee did not retain a compensation consultant to review our policies and procedures with respect to executive compensation. The Company has adopted a Compensation Committee Charter, a copy of which is published on the Company's website at www.solitrondevices.com on the Investor Relations page. The Compensation Committee met three times during fiscal year 2016.

Nominating Committee

The members of the Nominating Committee are Messrs. Chiste (Chairman), Aubrey and Pointer.  The Board of Directors has determined that the members of the Nominating Committee are independent pursuant to the Nasdaq Rules.  The responsibilities and duties of the Nominating Committee consist of, but are not limited to:  developing and periodically reviewing the criteria used to evaluate the suitability of potential candidates for members on the Board of Directors; identifying and evaluating potential director candidates and submitting to the Board of Directors the candidates for director to be recommended by the Board of Directors for election at each annual meeting and to be added by the Board of Directors at any other times due to expansions to the Board of Directors, director resignations or retirements, and candidates for membership on each committee of the Board of Directors; making recommendations to the Board of Directors regarding the size and composition of the Board of Directors and its committees; and receiving and evaluating any stockholder nominations for directors received in accordance with Article II, Section 12 of the Company's By-laws in the same manner the Nominating Committee would evaluate a nomination received from any other party. The Company has adopted a Nominating Committee Charter, a copy of which is published on the Company's website at www.solitrondevices.com on the Investor Relations page.  The Nominating Committee met three times during fiscal year 2016.

Communications with our Board of Directors

Any stockholder who wishes to send a communication to our Board of Directors should address the communication either to the Board of Directors or to the individual director c/o Shevach Saraf, Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer, Solitron Devices, Inc., 3301 Electronics Way, West Palm Beach, Florida 33407. Mr. Saraf will forward the communication either to all of the directors, if the communication is addressed to the Board, or to the individual director, if the communication is addressed to a specific director.

Nominees for Director

The Nominating Committee will consider all qualified director candidates identified by various sources, including members of the Board, management and stockholders. Candidates for directors recommended by stockholders will be given the same consideration as those identified from other sources. The Nominating Committee is responsible for reviewing each candidate’s biographical information and assessing each candidate’s independence, skills and expertise based on a number of factors. While we do not have a formal policy on diversity, when considering the selection of director nominees, the Nominating Committee considers individuals with diverse backgrounds, viewpoints, accomplishments, cultural backgrounds, and professional expertise, among other factors.

Your Board of Directors has established board candidate selection criteria to be applied by the Nominating Committee and by the full Board of Directors in evaluating candidates for election to the Board. These criteria include general characteristics, areas of specific experience and expertise and considerations of diversity. The criteria include the following:

●	Integrity and commitment to ethical behavior;

●	Personal maturity and leadership skills, especially in related fields;

●	Independence of thought;

●	Diversity of background and experience;

●	Broad business and/or professional experience with the understanding of business and financial affairs and the complexity of the Company's business;

●	Commitment to the Company's business and its continued well-being; and

●	Board members must be able to offer unbiased advice.

In addition to the minimum qualifications for each candidate described above, the Nominating Committee shall recommend that the Board of Directors select individuals to help ensure that:

●	Board members have executive management experience;

●	Board members have an understanding of the electronics/components industry;

●	A majority of the Board consists of independent directors;

●	Each of the Company's Audit Committee, Compensation Committee and Nominating Committee shall be comprised entirely of independent directors; and

●	At least one member of the Audit Committee shall have such experience, education and other qualifications necessary to qualify as an "audit committee financial expert" under SEC rules.

Only persons who are nominated in accordance with the procedures set forth in Article II, Section 12 of our By-laws shall be eligible for election as directors. Nominations of persons for election to the Board of Directors may be made at a meeting of stockholders at which directors are to be elected only (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the Company entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in Article II, Section 12 of our By-laws. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the Secretary of the Company. To be timely, a stockholder’s notice must be delivered or mailed to and received at the principal executive offices of the Company not less than 30 days prior to the date of the meeting, provided, however, that in the event that less than 40 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, to be timely, a stockholder’s notice must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder’s notice shall set forth (i) as to each person whom such stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including each such person’s written consent to serving as a director if elected); and (ii) as to the stockholder giving the notice (x) the name and address of such stockholder as they appear on the Company’s books, and (y) the class and number of shares of the Company’s capital stock that are beneficially owned by such stockholder.

Code of Ethics

The Company has adopted a Code of Ethics for senior officers, which includes the Company’s principal executive officer, principal financial officer and controller, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company’s web site at www.solitrondevices.com on the Investor Relations page.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 29, 2016, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named executive officer for the fiscal years ended February 29, 2016 and February 28, 2015.

Name and Principal Position	Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)
Shevach Saraf	2016	311,607	(1)	70,000	(2)	52,621	(3)	434,228
Chairman of the Board, President, CEO and CFO	2015	321,500		119,015	(4)	43,500	(5)	484,015

(1)	Mr. Saraf voluntarily reduced his annual base salary by 10% effective as of November 2, 2015 consistent with the reduction of the weekly work hours and weekly salary of exempt employees by 10% that was instituted as part of a cost cutting strategy.

(2)	The Company did not accrue any bonus for Mr. Saraf in fiscal year 2016 pursuant to the terms of his Employment Agreement. On May 22, 2015, the Compensation Committee approved a discretionary bonus of $70,000 to Mr. Saraf. The discretionary cash bonus was paid in June of 2015.

(3)	Represents Life, Disability and Medical Insurance premiums plus personal auto expenses. For the year ended February 29, 2016, Life, Disability and Medical Insurance premiums were $49,613 and car expenses were $3,008.

(4)	The Company accrued $105,000 as a bonus to Mr. Saraf for his performance during the fiscal year ended February 28, 2015. The Compensation Committee met on May 22, 2015 and approved the payment of a $119,015 bonus pursuant to the terms of Mr. Saraf's employment agreement to be paid during June 2015.

(5)	Represents Life, Disability, & Medical Insurance premiums plus personal auto expenses. For the year ended February 28, 2015, Life, Disability, Medical Insurance premiums were $39,000 and car expenses were $4,500.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain summary information concerning outstanding equity awards as of February 29, 2016 held by the following named executive officer.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(2)
Shevach Saraf	254,624	-	-	$.40	-
	35,449	-	-	$1.05	-

(1)	These options were fully exercisable as of February 29, 2016.
(2)	These options do not have an expiration date.

Mr. Saraf’s Employment Agreement

On December 1, 2000, the Company entered into an employment agreement with Shevach Saraf, the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company. On January 14, 2013, the Company amended the employment agreement with Mr. Saraf. The description below summarizes the employment agreement, as amended.

The initial term of employment agreement was five years. The employment agreement stipulates that the contract is automatically extended for one-year periods unless a notice is given by either party at least 180 days prior to the scheduled expiration of the initial term or any extensions. This agreement provides, among other things, for a minimum annual base salary of $240,000 and a bonus pursuant to a formula tied to the Company's pre-tax income. The employment agreement provides that Mr. Saraf shall be entitled to a bonus equal to fifteen percent (15%) of the Company’s pre-tax income in excess of $250,000. For purposes of the agreement, "pre-tax income" means net income before taxes, excluding (i) all extraordinary gains or losses, (ii) gains resulting from debt forgiveness associated with the buyout of unsecured creditors, and (iii) any bonus paid to Mr. Saraf. The bonus payable thereunder shall be paid within ninety (90) days after the end of the fiscal year.

Upon execution of the agreement, Mr. Saraf received a grant of stock options to purchase ten percent (10%) of the outstanding shares of the Company’s common stock, par value $.01 per share, calculated on a fully diluted basis, at an exercise price per share equal to the closing asking price of the Company’s common stock on the OTCBB on the date of the grant ($0.40). Fifty percent (50%) of the initial stock options granted vested immediately upon grant. The remaining fifty percent (50%) of the initial stock options vested in equal amounts on each of the first five anniversaries of the date of grant. All of these options are now fully vested.

Under the employment agreement, if Mr. Saraf’s employment is terminated due to his death, the Company will pay the following amounts to his estate: (i) his base salary through the last day of the calendar month in which he dies, (ii) his bonus for the prior year which has been earned but not paid, (iii) his bonus for the then current year of employment prorated for the actual number of days of such year he was employed during such year (which shall be calculated by assuming that the bonus for such year would be equal to the bonus for the previous year plus an amount equal to the percentage increase in the consumer price index for the prior twelve month period) and (iv) a death benefit in an amount equal to three times Mr. Saraf’s then current base salary (including any amount deferred under any deferred compensation plan) plus an amount equal to the most recent bonus awarded to him, to the extent funded by life insurance policies as provided for in the employment agreement.

Under the employment agreement, if Mr. Saraf’s employment is terminated due to his failure to perform his duties under the employment agreement due to Disability for a consecutive period of more than six months, the Company may terminate the employment agreement upon thirty (30) days written notice to him. Mr. Saraf shall continue to receive compensation until the end of the thirty (30) day notice period. For purposes of the employment agreement, the term "Disability" shall mean the inability to engage in any substantial gainful activity with the Company by reason of any medically determinable physical or mental impairment for at least six consecutive months. In addition, under the employment agreement, the Company shall maintain term life and disability insurance policies providing benefits sufficient to cover any amounts payable to Mr. Saraf pursuant to the employment agreement to the extent obtainable at commercially reasonable rates.

In the event Mr. Saraf terminates his employment agreement for Good Reason, the Company shall pay Mr. Saraf a lump sum equal to his base salary and bonus through the remainder of the term of the employment agreement. For purposes of the employment agreement, "Good Reason" shall mean (a) breach of any provision of the employment agreement by the Company including, without limitation, a reduction in his duties or responsibilities, (b) the appointment of any other person as Chairman of the Board, President or Chief Executive Officer of the Company or the removal of the employee from that position, (c) the failure of the stockholders to elect the employee as a director of the Company or the removal of the employee from the Board of Directors, or (d) the relocation of the Company’s business operations or principal office more than 30 miles from its present location.

In the event the Company terminates Mr. Saraf’s employment for "Cause" (other than a termination for Disability), the Company shall pay Mr. Saraf his base salary through the date of termination stated in the notice, and Mr. Saraf shall, if so requested by the Board of Directors, perform his duties under the employment agreement through the date of termination stated in the notice. As used herein, "Cause" shall mean any willful (a) dissemination of genuine trade secrets or other material confidences of the employer by employee for the personal gain of the employee, (b) dishonesty of employee in the course of his employment which is punishable by criminal and civil law or is materially prejudicial to employer, (c) deliberate activity of employee which is materially prejudicial to the financial interests of the Company as reasonably determined by a majority of the Board of Directors of the Company, or any act, or failure to act, by employee involving fraud, willful malfeasance or gross negligence in the performance of his duties hereunder as reasonably determined by a majority of the disinterested members of the Board of Directors of the Company, or (d) Disability of employee.

In the event the Company terminates Mr. Saraf’s employment for any reason other than for Cause or upon Mr. Saraf’s death or disability, then (a) the employment agreement shall nonetheless be deemed terminated, and the Company shall pay Mr. Saraf upon any such termination a lump sum equal to the larger of his base salary and bonus for the remaining term under the employment agreement and his base salary and bonus for three (3) years, (b) employee shall not be required to mitigate his damages by finding alternative employment or otherwise, and any income earned by him after such termination shall not be set-off against amounts due hereunder, and (c) the Company will pay the premium for Mr. Saraf’s COBRA insurance benefits for Mr. Saraf and his family for 18 months or provide equivalent coverage. The foregoing payments shall also be made in the event that Mr. Saraf’s employment with the Company is terminated following a Change of Control notwithstanding the reason for such termination. For purposes of the employment agreement, "Change in Control" of the Company shall mean: (1) any "person" (other than Employee) as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") (other than the employee or any group of which the employee is a part, or any Company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing thirty percent (30%) or more of the combined voting power of the Company’s then outstanding securities; (2) at any time, Incumbent Directors cease, for any reason, to constitute at least a majority of the Board of Directors of the Company. As used herein, "Incumbent Directors" means (a) the individuals who constitute the Board upon the execution of this Agreement and (b) any other director whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds (2/3) of the Incumbent Directors then in office which two-thirds includes the employee; (3) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; provided, however that no "Change of Control" shall be deemed to have occurred until the closing of any such transaction; and provided further, that a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company’s then outstanding securities shall not constitute a Change in Control of the Company; (4) the stockholders of the Company approve a plan of complete liquidation of the Company or the sale or disposition by the Company of all or substantially all of the Company’s assets or (5) the Company, in one or a series of transactions, sells all or substantially all of its assets.

Any payments payable under the employment agreement to Mr. Saraf that are in the nature of compensation in the event of the Company’s termination of Mr. Saraf under the employment agreement shall not exceed the maximum amount which may be paid to Mr. Saraf without causing such payments or any other payments or benefits provided to Mr. Saraf to become subject to the deduction limitation provided for in Section 280G(a) of the Internal Revenue Code of 1986, as amended, or the excise tax provided for in Section 4999 of the Code, or any successor provisions of applicable law.

Under the employment agreement, upon a termination by Mr. Saraf for Cause, termination by the Company without Cause, or the effectuation of a Change of Control, all stock options of the Company held by Mr. Saraf upon the date of termination will immediately vest upon termination and upon the effectuation of a Change of Control. Additionally, under the terms of Mr. Saraf's option agreements, Mr. Saraf's options will expire one (1) year following such termination.

On January 14, 2013, Mr. Saraf's annual base salary was increased to $293,000 pursuant to the cost-of-living increase adjustment provided for under the employment agreement. On January 14, 2014, Mr. Saraf's annual base salary was increased to $296,500 pursuant to the cost-of-living adjustment provided for under the employment agreement. On December 5, 2014, the Compensation Committee approved an increase to Mr. Saraf's annual compensation to $321,500, effective December 1, 2014. On December 22, 2015, the Compensation Committee approved the cost-of-living adjustment provided for under the employment agreement increasing Mr. Saraf's annual base salary by .05%, resulting in an annual base salary of $323,107. Mr. Saraf voluntarily reduced his annual base salary by 10% effective as of November 2, 2015 consistent with the reduction of the weekly work hours and weekly salary of exempt employees by 10% that was instituted as part of a cost cutting strategy.

Mr. Saraf may also participate in the Company’s 2000 Stock Option Plan, the Company’s 2007 Stock Incentive Plan and the Company’s Employee 401-K and Profit Sharing Plan (the "Profit Sharing Plan"). During the fiscal year ended February 29, 2016, the Company did not match any employee contributions to the Profit Sharing Plan.

Based upon the Compensation Committee’s review of the Company’s compensation design features, and the Company’s applied compensation philosophies and objectives, the Compensation Committee determined that risks arising from the Company’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the year ended February 29, 2016.

Name(1)	Fees Earned Or Paid In Cash ($)	Total ($)
Dwight P. Aubrey	19,500	19,500
John F. Chiste	27,000	27,000
Jacob A. Davis(2)	16,500	16,500
Tim Eriksen(3)	7,500	7,500
Sidney H. Kopperl(2)	16,500	16,500
David W. Pointer(3)	7,500	7,500

(1)	As of February 29, 2016, the current non-employee directors do not hold any stock options.

(2)	Mr. Davis' term and Mr. Kopperl's term as directors ended on August 4, 2015, the date of the 2015 annual stockholders' meeting. This table reflects the director fees earned by Messrs. Davis and Kopperl from March 1, 2015 through August 4, 2015.

(3)	Messrs. Eriksen and Pointer were elected as directors of the Company on August 4, 2015. This table reflects the director fees earned by Messrs. Eriksen and Pointer from August 4, 2015 through February 29, 2016.

Each director who is not employed by the Company receives $1,500 for each meeting of the Board he attends and $250 for each committee meeting he attends on a date on which no meeting of the Board is held. In addition, all out-of-pocket expenses incurred by a director in attending Board or committee meetings are reimbursed by the Company. The Chairmen of the Audit and Compensation Committees receive $1,500 per quarter for their additional duties and responsibilities. In addition, annually each director who is not employed by the Company may receive additional cash or equity awards for their services on the Board. For fiscal year 2016, the non-employee directors did not receive any additional cash or equity compensation other than the director meeting fees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of June 20, 2016 by (i) all current directors, (ii) all executive officers, (iii) all executive officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company’s outstanding Common Stock. Unless noted otherwise, the corporate address of each person listed below is 3301 Electronics Way, West Palm Beach, Florida 33407.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of Common Stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned(1)		Percentage of Outstanding Shares(1)
Shevach Saraf	621,100	(2)	24.6%

Dwight P. Aubrey	-		-

John F. Chiste	-		-

Tim Eriksen	154,622	(3)	6.9%

David W. Pointer	-		-

All Executive Officers and Directors as a Group (5 persons)	775,722		30.7%

Stichting Bewaarder MayFlower 1776 Value Fund Mayflower Capital Partners B.V. Den Hof 82E, 5582JZ, Netherlands	196,600	(4)	8.8%

John Stayduhar c/o John Farina 1610 Forum Place #900 West Palm Beach, Florida 33401	195,000	(5)	8.7%

James R. Schembs 10853 8th Avenue NW Seattle, Washington 98177	170,768	(6)	7.6%

Eriksen Capital Management LLC 567 Wildrose Circle Lynden, WA 98264	154,622	(7)	6.9%

Olesen Value Fund L.P. 60 W. Broad Street, Suite 304 Bethlehem, Pennsylvania 18018	136,539	(8)	6.1%

Wynden Capital Management, LLC 455 E. Paces Ferry Rd., Suite 344 Atlanta, GA 30305	130,710	(9)	5.8%

*	Less than 1%

(1)	Based on 2,232,977 shares of our common stock outstanding as of June 20, 2016. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

(2)	Includes shares that may be acquired upon exercise of options that are exercisable within sixty (60) days of June 20, 2016 in the following amounts: Mr. Saraf – 290,073 shares.

(3)	Represents 135,322 shares owned by Cedar Creek Partners LLC, an investment partnership, for which Eriksen Capital Management LLC ("ECM") is the Managing Member, 17,000 shares owned by managed accounts of ECM and who are responsible to vote the shares, and 2,300 shares owned solely by Tim Eriksen.

(4)	The number is based solely on the Schedule 13D filed on November 19, 2014.

(5)	This number is based solely on a verbal representation from Mr. Stayduhar on May 16, 2012. Mr. Stayduhar has not filed a Section 16 or Schedule 13D filing since 2011.

(6)	This number is based solely on the Schedule 13D/A filed with the Commission on December 5, 2012.

(7)	This number is based solely on the Schedule 13D/A filed on August 10, 2015. Mr. Eriksen is the Managing Member of Eriksen Capital Management LLC, an investment adviser, which is the managing member of Cedar Creek Partners, LLC, a private investment partnership and investment adviser to separately managed accounts. Mr. Eriksen has sole voting power and sole dispositive power of the shares. Cedar Creek Partners, LLC owns 135,322 of the shares, investment clients of Eriksen Capital Management own 17,000 of the shares and Mr. Eriksen owns 2,300 shares in his individual capacity.

(8)	This number is based solely on the Schedule 13D filed on June 16, 2016. Olesen Value Fund L.P. ("OVF") is a private investment partnership existing under the laws of the State of Delaware. Olesen Capital Management LLC is the General Partner and Investment Advisor to OVF. Mr. Jag Sriram is the Senior Vice President of OVF and has the sole power to vote and dispose of the 136,539 shares.

(9)	This number is based solely on the Schedule 13D filed on July 23, 2015. Wynden Capital Management, LLC has sole voting power over 118,830 shares and sole dispositive power over 130,710 shares. The common stock reported in the Schedule 13D has been purchased and held for investment purposes on behalf of client accounts over which Wynden has sole discretionary investment power.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of outstanding options and our common stock that remains available for future issuance as of February 29, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	-		-	-
Equity compensation plans not approved by security holders	290,073	(1)	$0.48	700,000	(2)
Total	290,073	(1)	0.48	700,000	(2)

(1)	Represents 290,073 shares of common stock that are issuable upon the exercise of stock options granted pursuant to stock option agreements.

(2)	Represents 700,000 shares of common stock available under the Solitron Devices, Inc. 2007 Stock Incentive Plan (the "2007 Plan").

The 2007 Plan was created effective June 4, 2007 to enable the Company to attract, retain, reward and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the stockholders of the Company. Pursuant to the 2007 Plan, the Company may grant common stock, options, restricted stock, and stock appreciation rights to eligible individuals. Pursuant to the 2007 Plan, the Company is authorized to grant incentive awards for up to 700,000 shares of common stock subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. All employees, officers, directors (employee or non-employee directors) of the Company are eligible to receive awards under the 2007 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company currently purchases and has purchased in the past die, as specified by the Company's customers, from ES Components, the company Mr. Aubrey owns and serves as President. For the year ended February 29, 2016, the Company purchased $20,380 of die from ES Components. For the year ended February 28, 2015, the Company purchased $207,830 of die from ES Components.

Director Independence

The Board of Directors is currently composed of the following five directors: Messrs. Saraf, Aubrey, Chiste, Eriksen and Pointer. Messrs. Aubrey, Chiste, Eriksen and Pointer all meet the criteria for independence specified in the Nasdaq Stock Market Marketplace Rules (the "Nasdaq Rules").

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees And Services

The following table sets forth the fees billed by Goldstein Schechter Koch, P.A., our independent certified public accountants, for the years ended February 29, 2016 and February 28, 2015.

	2016		2015
Audit Fees	$65,255	(1)	$62,850	(2)
Audit-Related Fees	11,380	(1)	204	(2)
Tax Fees	4,500	(1)	3,500	(2)
All Other Fees	6,729	(1)	480	(2)
Total	$87,864		$67,034

(1)	Represents audit fees billed by GSK in connection with the Annual Report on Form 10-K for the year ended February 29, 2016 and fiscal year 2016 quarterly reports, respectively. Represents audit-related fees billed by GSK in connection with out-of-pocket expenses for the year-end audit. Represents tax fees billed by GSK in connection with the fiscal year 2015 Federal tax return. Represents all other fees billed by GSK in connection with a change of ownership analysis relating to the Company's NOLs.
(2)	Represents audit fees billed by GSK in connection with the Annual Report on Form 10-K for the year ended February 28, 2015 and fiscal year 2015 quarterly reports, respectively. Represents audit-related fees billed by GSK in connection with out-of-pocket expenses for the year-end audit. Represents tax fees billed by GSK in connection with the fiscal year 2014 Federal tax return. Represents all other fees billed by GSK in connection with a change of ownership analysis relating to the Company’s NOLs.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by GSK for the years ended February 29, 2016 and February 28, 2015, as described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the Index set forth on Page 24 of the Original Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3) Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

3.2	Bylaws of the Company (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 1993).

3.3	Amendment No. 1 to the Bylaws of Solitron Devices, Inc. (incorporated by reference to the Company's Form 8-K dated December 12, 2007).

3.4	Amendment No. 2 to the Bylaws of Solitron Devices, Inc. (incorporated by reference to the Company’s Form 8-K filed on April 23, 2013).

4.1	Rights Agreement dated as of May 29, 2012, between Solitron Devices, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2012).

10.6 +	Employment Agreement, dated December 1, 2000, between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2001)

10.8+	Solitron Devices, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company's Form 8-K dated June 8, 2007, as amended by the Company's Form 8-K/A, dated June 12, 2007).

10.9	Commercial Lease Agreement, dated October 1, 2014, between Solitron Devices, Inc. and CF EB REP II LLC (assigned to LaBoheme Properties, Inc., as the successor landlord) (incorporated by reference to the Company's Form 8-K dated October 8, 2014).

10.11+	Employment Agreement Amendment, dated January 14, 2013, by and between Solitron Devices, Inc. and Shevach Saraf (incorporated by reference to the Company’s Form 10-Q for the quarter ended November 30, 2012).

10.12+	Stand-Alone Option Grant Agreement between the Company and Mr. Saraf (incorporated by reference to the Company's Form S-8 filed on April 9, 2015).

10.13+	Stand-Alone Option Grant Agreement between the Company and Mr. Saraf (incorporated by reference to the Company's Form S-8 filed on April 9, 2015).

23.1	Consent of Goldstein, Schechter, Koch (incorporated by reference to the Company's Form 10-K for the year ended February 29, 2016).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company's Form 10-K for the year ended February 29, 2016).

31A*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished by the Company's Form 10-K for the year ended February 29, 2016).

101.INS	XBRL Instance Document (incorporated by reference to the Company's Form 10-K for the year ended February 29, 2016).

101.SCH	XBRL Taxonomy Extension Schema (incorporated by reference to the Company's Form 10-K for the year ended February 29, 2016).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to the Company's Form 10-K for the year ended February 29, 2016).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to the Company's Form 10-K for the year ended February 29, 2016).

101.LAB	XBRL Taxonomy Label Linkbase (incorporated by reference to the Company's Form 10-K for the year ended February 29, 2016).

101.PRE	XBRL Taxonomy Presentation Linkbase (incorporated by reference to the Company's Form 10-K for the year ended February 29, 2016).

+	Management contracts or compensatory plans, contracts or arrangements.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

/s/ Shevach Saraf
By:	Shevach Saraf
Title:	Chairman of the Board, President,
Chief Executive Officer, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	June 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shevach Saraf	Chairman of the Board,	June 28, 2016
Shevach Saraf	President, Chief Executive Officer, Treasurer and Chief Financial Officer.
(Principal Executive Officer and Principal Financial Officer)

/s/ Dwight Aubrey	Director	June 28, 2016
Dwight Aubrey

/s/ John F. Chiste	Director	June 28, 2016
John F. Chiste

/s/ Tim Eriksen	Director	June 28, 2016
Tim Eriksen

/s/ David W. Pointer	Director	June 28, 2016
David W. Pointer

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31A*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

