Form 10-Q
period 2016-05-31
SOLITRON DEVICES INC
filed 2016-07-20
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 8, 2016 was 2,232,977.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.

PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements	2

		Condensed Balance Sheets May 31, 2016 (unaudited) and February 29, 2016	2

		Condensed Statements of Income (unaudited) Three Months Ended May 31, 2016 and 2015	3

		Condensed Statements of Cash Flows (unaudited) Three Months Ended May 31, 2016 and 2015	4

		Notes to Condensed Financial Statements	5-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item	4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	18

Item	6.	Exhibits	18

Signatures			19

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.

CONDENSED BALANCE SHEETS

AS OF MAY 31, 2016 AND FEBRUARY 29, 2016

(unaudited)

	May 31,	Feb 29,
	2016	2016
ASSETS	(in thousands, except for shares)
CURRENT ASSETS
Cash and cash equivalents	$507	$634
Treasury bills and certificates of deposit	6,482	6,740
Accounts receivable, less allowance for doubtful accounts of $2	806	528
Inventories, net (Note 4)	3,850	3,671
Prepaid expenses and other current assets	198	184
TOTAL CURRENT ASSETS	11,843	11,757

PROPERTY, PLANT AND EQUIPMENT, net	471	436

OTHER ASSETS	8	8
TOTAL ASSETS	$12,322	$12,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$455	$164
Customer deposits	17	28
Accrued expenses and other current liabilities (Note 6)	490	497
TOTAL CURRENT LIABILITIES	962	689

TOTAL LIABILITIES	962	689
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,232,977 and 2,232,977 shares issued and outstanding, net of 338,257 shares of treasury stock as of May 31, 2016 and February 29, 2016 respectively	24	24
Additional paid-in capital	2,759	2,759
Accumulated other comprehensive income	8	17
Retained earnings	9,123	9,266
Less treasury stock	(554)	(554)
TOTAL STOCKHOLDERS' EQUITY	11,360	11,512
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,322	$12,201

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF INCOME

THREE MONTHS ENDED MAY 31, 2016 AND MAY 31, 2015

(Unaudited)

	2016	2015
	(in thousands, except for share and per share amounts)

Net sales	$1,813	$2,383
Cost of sales	1,454	1,880
Gross profit	359	503
Selling, general and administrative expenses	512	466
Operating (loss) income	(153)	37
Other income (expenses):
Interest income	10	5
(Loss) Income before provision for income taxes	(143)	42
Provision for income taxes	-	7
Net (loss) income	$(143)	$35

Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(9)	2
Total comprehensive (loss) income	$(152)	$37

(Loss) income per share from operating (loss) income-Basic	$(0.07)	$0.02
(Loss) income per share from operating (loss) income-Diluted	$(0.07)	$0.01

Net (loss) income per share-Basic	$(0.06)	$0.02
Net (loss) income per share-Diluted	$(0.06)	$0.02

Weighted average shares outstanding-Basic	2,232,977	2,187.132
Weighted average shares outstanding-Diluted	2,232,977	2,411,137

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MAY 31, 2016 AND MAY 31, 2015

(Unaudited)

	2016	2015
	(in thousands)

Net (loss) income	$(143)	$35
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	45	51
Decrease (increase) in operating assets:
Accounts receivable	(278)	111
Inventories, net	(179)	349
Prepaid expenses and other current assets	(14)	(87)
Increase (decrease) in operating liabilities:
Accounts payable	291	(200)
Customer deposits	(11)	4
Accrued expenses and other liabilities	(7)	168
Total adjustments	(153)	396
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(296)	431

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of treasury bills and certificates of deposit	249	1,754
Purchases of treasury bills and certificates of deposit	-	(1,995)
Purchases of property, plant and equipment	(80)	(83)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	169	(324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	-	2
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2

Net increase (decrease) in cash and cash equivalents	(127)	109

Cash and cash equivalents – beginning of the period	634	820

Cash and cash equivalents – end of the period	$507	$929

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2016 are not necessarily indicative of the results to be expected for the year ending February 28, 2017.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 29, 2016.

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

The following table summarizes the total face value of treasury bills and certificates of deposit.

Total Face Value as of 5/31/16 (in thousands)

Treasury bills	$1,759
Certificates of deposit	4,732
$6,491

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of May 31, 2016, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Face value	Fair Value
	(In thousands)	(In thousands)

Maturing within one year	$5,094	$5,090
Maturing within two years	1,397	1,392
	$6,491	$6,482

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of May 31, 2016 and February 29, 2016.

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

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

3.	EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended May 31,
	2016	2015
Weighted average common shares outstanding	2,232,977	2,187,132
Dilutive effect of employee stock options	-	224,005
Weighted average common shares outstanding, assuming dilution	2,232,977	2,411,137

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.

4.	INVENTORIES

As of May 31, 2016, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,927,000	$(455,000)	$1,472,000
Work-In-Process	4,026,000	(1,766,000)	2,260,000
Finished Goods	942,000	(824,000)	118,000
Totals	$6,895,000	$(3,045,000)	$3,850,000

As of February 29, 2016, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,854,000	$(489,000)	$1,365,000
Work-In-Process	3,915,000	(1,775,000)	2,140,000
Finished Goods	980,000	(814,500)	165,500
Totals	$6,749,000	$(3,078,500)	$3,670,500

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

5.	INCOME TAXES

At May 31, 2016, the Company has net operating loss carryforwards of approximately $10,037,000 that expire through February 2036. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Total net deferred taxes are comprised of the following at May 31, 2016 and February 29, 2016:

	5/31/16	2/29/16
Deferred Tax Asset (Liability):
Current
Allowance for doubtful accounts	$1,000	$1,000
Inventory allowance	1,160,000	1,170,000
Section 263A capitalized costs	64,000	118,000
Total current deferred tax assets	1,225,000	1,289,000
Valuation allowance	(1,225,000)	(1,289,000)
	$-	$-

Long-term
Loss carryforwards	$3,814,000	$3,846,000
Depreciation	(8,100)	(41,000)
Total long-term deferred tax assets	3,805,900	3,805,000
Valuation allowance	(3,805,900)	(3,805,000)
	$-	$-

The change in the valuation allowance on deferred tax assets is due principally to the utilization of the net operating loss for the period ended May 31, 2016 and the year ended February 29, 2016. A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for the quarter ended May 31, 2016 and for the year ended February 29, 2016 is as follows:

	5/31/16	2/29/16
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Alternative minimum taxes	0.0	0.0
Effective income tax rate	0.0%	0.0%

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2016 and February 29, 2016, accrued expenses and other liabilities consisted of the following:

	5/31/16	2/29/16
Payroll and related employee benefits	$461,000	$447,000
Property taxes	21,000	10,000
Other liabilities	8,000	40,000
	$490,000	$497,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

7.	EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2016 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$0	$0	$0	$0
Canada and Latin America	0	0	0	0	0
Far East and Middle East	0	0	5,000	83,000	88,000
United States	228,000	1,280,000	125,000	92,000	1,725,000
Totals	$228,000	$1,280,000	$130,000	$175,000	$1,813,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2015 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals

Europe and Australia	$0	$0	$6,000	$0	$6,000
Canada and Latin America	9,000	0	0	0	9,000
Far East and Middle East	0	0	14,000	86,000	100,000
United States	464,000	1,149,000	79,000	576,000	2,268,000
Totals	$473,000	$1,149,000	$99,000	$662,000	$2,383,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended May 31, 2016, sales to the Company’s top three customers consisted of the following:

Customer	% of Sales
Raytheon Company	68%
United States Government	5%
Celestica Technologies	5%
78%

For the quarter ended May 31, 2015, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	58%
United States Government	18%
76%

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

8.	MAJOR SUPPLIERS

For the quarter ended May 31, 2016, purchases from the Company’s top five vendors consisted of the following:

Vendor	% of Purchases
Stellar Industries	12%
Semidice	12%
Air Products	9%
Egide	6%
Streamtek	5%
44%

For the quarter ended May 31, 2015, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	24%
Stellar Industries	17%
41%

9.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2017	$320,000
2018	440,000
2019	454,000
2020	467,000
2021	481,000
Thereafter	411,000
$2,573,000

10.	DIVIDEND

In connection with the fiscal year ended February 29, 2016, the Board of Directors of the Company has not declared a cash dividend. In July 2015, the Company paid a dividend of $0.25 per share to all stockholders of record at the close of business on June 29, 2015. The aggregate dividend payment was approximately $575,000.

11.	STOCK REPURCHASE PROGRAM

On May 29, 2015, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to $500,000 of the Company’s common stock through February 29, 2016. On July 28, 2015, the Company announced that the Board of Directors had expanded the stock repurchase program to cover repurchases of up to $1,000,000 of its outstanding common stock from time to time through February 29, 2016. On November 20, 2015, the Company purchased for $279,616 a total of 65,027 shares of the Company’s common stock pursuant to the repurchase program. On January 15, 2016, the Board of Directors of the Company amended the repurchase program under which the Company may repurchase up to $1,000,000 of its outstanding common stock without an expiration date to the repurchase program. Under the repurchase program, repurchases may be made by the Company from time to time on the open market or in privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors. The Company did not repurchase any outstanding common stock in the quarter ended May 31, 2016.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016 and the Unaudited Condensed Financial Statements and the related Notes to Unaudited Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Treasury bills and Certificates of Deposit, revenue recognition, earnings per common share, shipping and handling, and inventories. A discussion of these critical accounting policies are included in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Trends and Uncertainties:

During the three months ended May 31, 2016, the Company’s book-to-bill ratio was approximately .28 as compared to approximately ..67 for the three months ended May 31, 2015, reflecting a decrease in the volume of orders booked. The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. Subsequent to the three months ended May 31, 2016, the Company has been advised by certain of its key customers that they are currently experiencing delays in receiving contract awards from the U.S. government and delays in foreign military sales, and they anticipate these delays may continue into the first quarter of calendar year 2017. The Company expects these delays may impact the Company’s level of bookings over the corresponding period. The Company continues to identify means intended to reduce its variable manufacturing costs to offset the potential impact of low volume of orders to be shipped. However, should order intake continue to fall drastically in the coming periods, the Company might be required to implement further cost cutting or other downsizing measures to continue profitable business operations.

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

Results of Operations-Three Months Ended May 31, 2016 Compared to Three Months Ended May 31, 2015:

Net sales for the three months ended May 31, 2016 decreased 24% to $1,813,000 as compared to $2,383,000 for the three months ended May 31, 2015. This decrease was primarily attributable to a decrease in the level of orders of products that were shipped in accordance with customer requirements.

Cost of sales for the three months ended May 31, 2016 decreased 23% to $1,454,000 as compared to $1,880,000 for the three months ended May 31, 2015, mostly due to the lower level of sales. Expressed as a percentage of sales, cost of sales increased to 80% as compared to 79% for the same period in 2015.

Gross profit for the three months ended May 31, 2016 decreased to $359,000 from $503,000 for the three months ended May 31, 2015, mostly due to the lower level of sales. Accordingly, gross margins on the Company’s sales decreased to 20% for the three months ended May 31, 2016 from 21% for the three months ending May 31, 2015.

For the three months ended May 31, 2016, the Company shipped 20,829 units as compared to 19,804 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended May 31, 2016, the Company’s backlog of open orders decreased 22% to $4,532,000 as compared to the backlog of $5,832,000 as of February 29, 2016. The Company’s backlog as of May 31, 2016 is 29% lower than the backlog as of May 31, 2015. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced a decrease of 68% to $513,000 in the level of bookings during the three months ended May 31, 2016 as compared to the three months ended May 31, 2015. The decrease in bookings for the three months ended May 31, 2016 is principally a result of a decrease in the placement of orders by key customers, resulting from delays in the award of contracts by the Department of Defense to its prime contractors.

Selling, general, and administrative expenses increased 10% to $512,000 for the three months ended May 31, 2016 from $466,000 for the three months ended May 31, 2015. The increase reflects higher wages, consulting fees, director fees and directors and officers liability insurance premiums. During the three months ended May 31, 2016, selling, general, and administrative expenses as a percentage of net sales increased to 28% as compared with 20% for the three months ended May 31, 2015.

Operating (loss) for the three months ended May 31, 2016 was ($153,000) as compared to operating income of $37,000 for the three months ended May 31, 2015. This decrease is due primarily to lower sales and higher selling, general and administrative expenses.

Interest income for the three months ended May 31, 2016 increased to $10,000 as compared to $5,000 for the three months ended May 31, 2015. This change is due primarily to the rate of return on funds invested in certificates of deposit and treasury bills.

The Company had no other income for the quarters ended May 31, 2016 and ended May 31, 2015.

Total comprehensive (loss) for the three months ended May 31, 2016 was ($152,000) as compared to total comprehensive income of $37,000 for the three months ended May 31, 2015. This decrease is due primarily to an increase in selling, general and administrative expenses, and a decrease in other income as outlined above.

Liquidity and Capital Resources:

Operating Activities:

Net cash used in operating activities was $296,000 for the three months ended May 31, 2016 primarily reflecting a net loss of $143,000, depreciation of $45,000, $179,000 of higher inventories, $278,000 of higher accounts receivable and $291,000 of higher accounts payable.

Net cash provided by operating activities was $431,000 for the three months ended May 31, 2015 principally reflecting net income of $35,000, depreciation of $51,000 and $349,000 of lower inventories.

Investing Activities:

Net cash provided by investing activities was $169,000 for the three months ended May 31, 2016 principally reflecting $249,000 in sales of treasury bills and certificates of deposit, and $80,000 in purchases of property, plant and equipment.

Net cash used in investing activities was $324,000 for the three months ended May 31, 2015 principally reflecting $1,754,000 in sales of treasury bills and certificates of deposit, $1,995,000 in purchases of treasury bills and certificates of deposit, and $83,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash provided by financing activities was $-0- for the three months ended May 31, 2016.

Net cash provided by financing activities was $2,000 for the three months ended May 31, 2015 principally reflecting $2,000 from stock options exercised by the Company’s employees.

Subject to the following discussion, the Company expects its liquidity over the next twelve months to come from cash generated from operations, cash on hand and cash invested in Treasury bills and certificates of deposit. The Company anticipates that its capital expenditures required to sustain operations will be approximately $180,000 during the balance of the current fiscal year and will be funded from operations.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand to satisfy its operating needs over the next twelve months and cash from operations. However, due to the level of current backlog, projected new order intake, the status of the general economy and the shift to Commercial Off-The-Shelf (COTS) by the defense industry, the Company might be required to take cost cutting and productivity enhancing activity to assure its continued profitability.

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

At May 31, 2016, February 29, 2016 and May 31, 2015, the Company had cash on hand of approximately $507,000, $634,000 and $929,000, respectively. The cash decrease for the three months ended May 31, 2016 was primarily due to lower revenues.

At May 31, 2016, February 29, 2016 and May 31, 2015, the Company had investments in treasury bills and certificates of deposit of approximately $6,491,000, $6,740,000 and $7,212,000, respectively.

At May 31, 2016, the Company had working capital of $10,881,000 as compared with a working capital at February 29, 2016 of $11,068,000. The decrease for the three months ended May 31, 2016 was primarily due to increases in accrued expenses.

Capital Allocation:

Cash Dividend:

In connection with the fiscal year ended February 29, 2016, the Board of Directors of the Company has not declared a cash dividend. In July 2015, the Company paid a dividend of $0.25 per share to all stockholders of record at the close of business on June 29, 2015. The aggregate dividend payment was approximately $575,000.

Stock Repurchase Program:

On May 29, 2015, the Company also announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $500,000 of its outstanding common stock from time to time through February 29, 2016. On July 28, 2015, the Company announced that the Board of Directors had expanded the stock repurchase program to cover repurchases of up to $1,000,000 of its outstanding common stock from time to time through February 29, 2016. On November 20, 2015, the Company purchased for $279,616 a total of 65,027 shares of the Company’s common stock pursuant to the repurchase program. On January 15, 2016, the Board of Directors of the Company amended the repurchase program under which the Company may repurchase up to $1,000,000 of its outstanding common stock without an expiration date to the repurchase program. Under the repurchase program, repurchases may be made by the Company from time to time on the open market or in privately negotiated transactions depending on markets conditions, stock price, corporate and regulatory requirements, and other factors.

The Company did not repurchase any shares under the stock repurchase program during the three months ended May 31, 2016.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

Forward Looking Statements:

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 29, 2016, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2016 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the quarter ended May 31, 2016.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the first quarter ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2016, we had no known material current, pending, or threatened litigation.

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
Date: July 20, 2016
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

