Form 10-Q
period 2016-08-31
SOLITRON DEVICES INC
filed 2016-11-18
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 00104978

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 11, 2016 was 1,901,950.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements	1

		Condensed Balance Sheets August 31, 2016 (unaudited) and February 29, 2016	1

		Condensed Statements of Operations and Comprehensive Loss (unaudited) Three Months and Six Months Ended August 31, 2016 and 2015	2

		Condensed Statements of Cash Flows (unaudited) Six Months Ended August 31, 2016 and 2015	3

		Notes to Condensed Financial Statements	4-11

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item	4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	18

Item	6.	Exhibits	18

Signatures			19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2016 AND FEBRUARY 29, 2016 (unaudited)

	August 31, 2016	Feb 29, 2016
	(in thousands, except for shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$888	$634
Treasury bills and certificates of deposit	2,739	6,740
Accounts receivable, less allowance for doubtful accounts of $2	851	528
Inventories, net (Note 4)	3,776	3,671
Prepaid expenses and other current assets	187	184
TOTAL CURRENT ASSETS	8,441	11,757

PROPERTY, PLANT AND EQUIPMENT, net	510	436

OTHER ASSETS	8	8
TOTAL ASSETS	$8,959	$12,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$751	$164
Customer deposits	43	28
Accrued expenses and other current liabilities (Note 6)	443	497
TOTAL CURRENT LIABILITIES	1,237	689

TOTAL LIABILITIES	1,237	689
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 1,901,950 and 2,232,977 shares issued and outstanding, net of 669,284 and 338,257 shares of treasury stock as of August 31, 2016 and February 29, 2016 respectively	24	24
Additional paid-in capital	1,834	2,759
Accumulated other comprehensive income	17	17
Retained earnings	7,613	9,266
Less treasury stock, at cost	(1,766)	(554)
TOTAL STOCKHOLDERS' EQUITY	7,722	11,512
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,959	$12,201

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

(Unaudited, in thousands except for share and per share amounts)

	Three months		Six Months
	2016	2015	2016	2015

Net Sales	$ 1,875	$2,212	$ 3,688	$4,595
Cost of Sales	1,721	1,646	3,176	3,527

Gross Profit	154	566	512	1,068

Selling, General and Administrative Expenses	1,674	755	2,185	1,222

Operating (Loss)	(1,520)	(189)	(1,673)	(154)

Other income
Interest Income	10	4	20	12
Total other income	10	4	20	12

(Loss) before provision for income taxes	(1,510)	(185)	(1,653)	(142)

Provision for income taxes	-	7	-	-
Net (Loss)	(1,510)	$(178)	(1,653)	$(142)

Other comprehensive income :
Unrealized gain on investments	9	-		-
Total comprehensive (loss)	$ (1,501)	$(178)	$ (1,653)	$(142)

(Loss) Per Share from operating income-Basic and diluted	$(0.72)	$(0.08)	$(0.77)	$(0.07)

Net (Loss) Per Share-Basic and diluted	$(0.72)	$(0.08)	$(0.77)	$(0.06)

Weighted average shares outstanding-Basic	2,089,052	2,271,491	2,161,015	2,229,312
Weighted average shares outstanding-Diluted	2,089,052	2,271,491	2,161,015	2,229,312

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

(Unaudited)

	2016	2015
	(in thousands)

Net (loss)	$(1,653)	$(142)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	97	105
Decrease (increase) in operating assets:
Accounts receivable	(323)	88
Inventories, net	(105)	297
Prepaid expenses and other current assets	(3)	(49)
Increase (decrease) in operating liabilities:
Accounts payable	587	(166)
Customer deposits	15	4
Accrued expenses and other liabilities	(54)	(96)
Total adjustments	214	183
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,439)	41

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of treasury bills and certificates of deposit	4,000	3,154
Purchases of treasury bills and certificates of deposit	-	(2,893)
Purchases of property, plant and equipment	(171)	(119)
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,829	142

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock and Options	(2,137)	-
Payment of Dividends	-	(575)
Cash from exercise of employee stock options	-	18
NET CASH USED IN FINANCING ACTIVITIES	(2,137)	(557)

Net increase (decrease) in cash and cash equivalents	253	(374)

Cash and cash equivalents – beginning of the period	634	820

Cash and cash equivalents - end of the period	$888	$446

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended August 31, 2016 are not necessarily indicative of the results to be expected for the year ending February 28, 2017.

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

As of August 31, 2016, the Company’s available for sale non-equity investments were comprised of certificates of deposits.

As of August 31, 2016, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Face value	Fair Value
	(In thousands)	(In thousands)
Maturing within one year	$2,739	$2,739

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of August 31, 2016 and February 29, 2016.

Shipping and Handling

Shipping and handling costs billed to customers are recorded in net sales. Shipping costs incurred by the Company are recorded in cost of sales.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the “first-in, first-out” (FIFO) method. The Company buys raw material to fill customer orders. Excess raw material typically results from a vendor imposed minimum buy in excess of actual requirements. Such excess material can be used to meet the requirements of the customer’s subsequent orders. If excess material is not utilized after two fiscal years, it is fully reserved, excluding wafer related inventories in raw, work in process, and diced form which are fully reserved after three fiscal years. Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.

The Company’s inventory valuation policy is as follows:

Raw material /Work in process:	All material purchased, processed, and/or used in the last two fiscal years is valued at the lower of its acquisition cost or market, except for wafers which function under a three year policy. All material not used in the last two fiscal years is fully reserved.

Finished goods:	All finished goods with firm orders for later delivery are valued (material and overhead) at the lower of cost or market. All finished goods with no orders are fully reserved.

Direct labor costs:	Direct labor costs are allocated to finished goods and work in process inventory based on engineering estimates of the amount of man-hours required from the different direct labor departments to bring each device to its particular level of completion. Manufacturing overhead costs are allocated to finished goods and work in process inventory as a ratio to direct labor costs.

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

3.        EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2016	2015	2016	2015
Weighted average common shares outstanding	2,089,052	2,271,491	2,161,015	2,229,312
Dilutive effect of employee stock options	0	0	0	0
Weighted average common shares outstanding, assuming dilution	2,089,052	2,271,491	2,161,015	2,229,312

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.

For the three months and six months ended August 31, 2015, 290,073 shares underlying outstanding stock awards were not included in the computation of loss per common share – diluted because their effect would have been antidilutive. For the three months and six months ended August 31, 2016, there were no outstanding stock options.

4.       INVENTORIES

As of August 31, 2016, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,009,000	$(626,000)	$1,383,000
Work-In-Process	3,960,000	(1,740,000)	2,220,000
Finished Goods	996,000	(824,000)	173,000
Totals	$6,965,000	$(3,190,000)	$3,776,000

 As of February 29, 2016, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,854,000	$(489,000)	$1,365,000
Work-In-Process	3,915,000	(1,775,000)	2,140,000
Finished Goods	980,000	(814,500)	165,500
Totals	$6,749,000	$(3,078,500)	$3,670,500

5.       INCOME TAXES

At August 31, 2016, the Company has net operating loss carryforwards of approximately $10,016,000 that expire through February 2028. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Net operating losses are subject to a twenty-year loss carryforward.  Of the Company’s $10,016,000 of net operating loss carryforwards as of August 31, 2016, approximately $1,254,000 expire in 2021, $1,248,000 expire in 2022, and $7,514,000 expire in 2028.

6.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2016 and February 29, 2016, accrued expenses and other liabilities consisted of the following:

	August 31, 2016	February 29, 2016
Payroll and related employee benefits	$344,000	$447,000
Property taxes	32,000	10,000
Other liabilities	67,000	40,000
	$443,000	$497,000

7.       EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2016 are as follows:

Geographic Region	Power Transistors	Hybrids	Field Effect Transistors	Power MOSFETS	Totals

Europe and Australia	$11,000	$0	5,000	$0	$16,000
Canada and Latin America	9,000	0	0	0	9,000
Far East and Middle East	83,000	0	0	0	83,000
United States	221,000	1,303,000	44,000	199,000	1,767,000
Totals	$324,000	1,303,000	$49,000	$199,000	$1,875,000

Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2015 are as follows:

Geographic Region	Power Transistors	Hybrids	Field Effect Transistors	Power MOSFETS	Totals

Europe and Australia	$0	$0	$3,000	$0	$3,000
Canada and Latin America	0	0	24,000	0	24,000
Far East and Middle East	4,000	0	15,000	60,000	79,000
United States	242,000	1,176,000	205,000	483,000	2,106,000
Totals	$246,000	$1,176,000	$247,000	$543,000	$2,212,000

Revenues from domestic and export sales to unaffiliated customers for the six months ended August 31, 2016 are as follows:

Geographic Region	Power Transistors	Hybrids	Field Effect Transistors	Power MOSFETS	Totals

Europe and Australia	$11,000	$0	5,000	$0	$16,000
Canada and Latin America	9,000	0	0	0	9,000
Far East and Middle East	83,000	0	5,000	83,000	171,000
United States	449,000	2,583,000	169,000	291,000	3,492,000
Totals	$552,000	2,583,000	$179,000	$374,000	$3,688,000

Revenues from domestic and export sales to unaffiliated customers for the six months ended August 31, 2015 are as follows:

Geographic Region	Power Transistors	Hybrids	Field Effect Transistors	Power MOSFETS	Totals

Europe and Australia	$0	$0	$9,000	$0	$9,000
Canada and Latin America	9,000	0	24,000	0	33,000
Far East and Middle East	4,000	0	29,000	146,000	179,000
United States	706,000	2,325,000	284,000	1,059,000	4,374,000
Totals	$719,000	$2,325,000	$346,000	$1,205,000	$4,595,000

Revenues from domestic and export sales are attributed to global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended August 31, 2016, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	63%
United States Government	17%
79%

For the quarter ended August 31, 2015, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	40%
Lockheed Martin Corporation	27%
67%

For the six months ended August 31, 2016, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	65%
United States Government	11%
76%

For the six months ended August 31, 2015, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	50%
Lockheed Martin Corporation	14%
64%

8.        MAJOR SUPPLIERS

For the quarter ended August 31, 2016, purchases from the Company’s top four vendors consisted of the following:

Vendor	% of Purchases
Egide USA Inc.	29%
Crystalonics	8%
Air Products & Chemicals	7%
CPS Technologies Corp.	7%
51%

For the quarter ended August 31, 2015, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Sintermetalglass	23%
Egide USA	22%
45%

For the six months ended August 31, 2016, purchases from the Company’s top four vendors consisted of the following:

Vendor	% of Purchases
Egide USA Inc.	19%
Air Products and Chemicals	8%
Stellar Industries Corp.	7%
Crystalonics	6%
40%

For the six months ended August 31, 2015, purchases from the Company’s top six vendors consisted of the following:

Vendor	% of Purchases
Egide USA	23%
Wuxi Streamtek Ltd.	17%
Sintermetalglass	13%
Stellar Industries	11%
Specialized Plating	9%
Semi Dice	6%
79%

9.        COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2017	214,000
2018	440,000
2019	454,000
2020	467,000
2021	481,000
Thereafter	411,000
$2,467,000

10.       DIVIDEND

The Board of Directors of the Company did not declare a cash dividend during the three and six months ended August 31, 2016. In July 2015, the Company paid a dividend of $0.25 per share to all stockholders of record at the close of business on June 29, 2015. The aggregate dividend payment was approximately $575,000.

11.       STOCK REPURCHASE PROGRAM

On May 29, 2015, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to $500,000 of the Company’s common stock through February 29, 2016. On July 28, 2015, the Company announced that the Board of Directors had expanded the stock repurchase program to cover repurchases of up to $1,000,000 of its outstanding common stock from time to time through February 29, 2016. On November 20, 2015, the Company purchased for $279,616 a total of 65,027 shares of the Company’s common stock pursuant to the repurchase program. On January 15, 2016, the Board of Directors of the Company amended the repurchase program under which the Company may repurchase up to $1,000,000 of its outstanding common stock without an expiration date to the repurchase program. Under the repurchase program, repurchases may be made by the Company from time to time on the open market or in privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors. The Company did not repurchase any outstanding common stock under the stock repurchase program in the three and six months ended August 31, 2016. See Note 12 for the common stock and options repurchased from the former Chief Executive Officer.

12.        RETIREMENT OF FORMER CHIEF EXECUTIVE OFFICER

On July 22, 2016, Shevach Saraf retired as Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and a member of the Board of Directors of the Company. In connection with his retirement, Mr. Saraf entered into a Separation and General Release Agreement (the "Separation Agreement"), dated July 22, 2016, with the Company. Mr. Saraf also resigned from all positions with the Company including his position as Trustee of the Company's 401(k) plan.

Pursuant to the Separation Agreement, the Company and Mr. Saraf agreed that his last day of active full-time employment with the Company would be July 22, 2016 (the "Separation Date"). Pursuant to the Separation Agreement, Mr. Saraf has agreed to comply with certain confidentiality and cooperation provisions. The Separation Agreement also provides for a customary general release of claims by Mr. Saraf and a limited release of claims by the Company and the members of the Board of Directors (the “Board”), as well as certain other standard terms and a mutual non-disparagement covenant for a period of one year. The Separation Payment and Additional Consideration (as defined below) pursuant to the Separation Agreement entitled Mr. Saraf to the following payments and benefits:

●	a payment of one million two hundred ninety-four thousand three hundred fifteen dollars and fifty-seven cents ($1,294,315.57) representing the aggregate purchase price for the Company's purchase of Mr. Saraf's ownership of 331,027 shares of the Company's common stock (the "Purchase Price"), of which $82,757 was recorded as compensation expense for the excess paid over the fair value of the stock, determined as the closing market price per share on the Separation Date;

●	a payment of nine hundred ninety-five thousand one hundred fourteen dollars and thirty-eight cents ($995,114.38) representing the aggregate payment by the Company to Mr. Saraf for the exercisable stock options held by Mr. Saraf for 290,073 shares of the Company's common stock pursuant to his stock option agreements (the "Option Payment"), of which $69,753 was recorded as compensation expense for the excess paid over the fair value of the stock options on the Separation Date. Date using Black-Sholes calculatons with a Risk Free Interest Rate of .55%, a Volatility of 29.2%, a dividend rate of 0% and a life of 1 year consistent with the contract expiration of these options;

●	a payment of four hundred ten thousand five hundred seventy dollars and five cents ($410,570.05) representing the payment by the Company for severance (the "Severance Payment" and together with the Purchase Price and Option Payment, collectively, the "Separation Payment") which is included in Selling, General and Administrative Expenses in the accompanying Statement of Operations and Comrehensive Loss;

●	a payment of forty-five thousand dollars and no cents ($45,000.00) representing Mr. Saraf's premium payments for the continuation of health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act ("COBRA") for Mr. Saraf and his qualified dependents under the Company's group health insurance plan, as well as incidental medical expenses (the "Benefits Payment") which is included in Selling, General and Administrative Expenses in the accompanying Statement of Operations and Comprehensive Loss;

●	the execution of all necessary documents and payment of the applicable fees and costs to convey to Mr. Saraf the title of ownership in the vehicle that he has used as a Company vehicle, with a fair market value of $18,500.00 ("Vehicle Value"), within ten days of the Effective Date (the "Vehicle Transfer") which is included in Selling, General and Administrative Expenses in the accompanying Statement of Operations and Comprehensive Loss;

●	the execution of all necessary documents to transfer the Company's cellular telephone assigned to and being used by Mr. Saraf as of the date of the Separation Agreement within ten days of the Effective Date (the "Cell Phone Transfer" and together with the Benefits Payment and Vehicle Transfer, collectively, the "Additional Consideration");

●	a payment of ninety-six thousand four hundred fifty-one dollars and sixty-eight cents ($96,451.68), which represents payment for unused paid vacation through the Separation Date which represented a reduction of Accrued Expenses and Other Current Liabilities in the accompanying Balance Sheets; and

●	a payment for the reimbursement of Mr. Saraf's reasonable and necessary business expenses incurred in the performance of his duties on or before the Separation Date following the Company's receipt from Mr. Saraf of written itemized expense accounts and such additional substantiation and justification as the Company may reasonably request.

On July 22, 2016, Mr. Saraf and the Company also entered into the Option Cancellation Agreement (the "Option Cancellation Agreement") for the purpose of documenting the termination and cancellation of the exercisable stock options held by Mr. Saraf for 290,073 shares of the Company's common stock pursuant to his stock option agreements in exchange for the Option Payment as of the Effective Date. The foregoing summary of the Option Cancellation Agreement is qualified in its entirety by the text of the Option Cancellation Agreement. A copy of the Option Cancellation Agreement is attached as Exhibit 10.2 to the Company’s July 27, 2016 Form 8-K.

The Company included the total excess paid over fair value ($152,510) to Mr. Saraf for his common stock and stock options in Selling, General and Administrative Expenses in the accompanying Statement of Operations and Comprehensive Loss. The Company included the total fair value paid ($2,136,920) to Mr. Saraf for his common stock and stock options as cash flow from financing activities in the accompanying Statements of Cash Flows and as an increase to Treasury Stock and reduction in Additional Paid in Capital in the accompanying Balance Sheets.

13.        SUBSEQUENT EVENTS:

The Company evaluated subsequent events and transactions that occurred after the August 31, 2016 unaudited condensed balance sheet date for potential recognition or disclosure in the condensed financial statements.

On November 11, 2016, the Board of Directors authorized up to $1.0 million of its cash to be available for investment in securities other than short-term, low yield instruments. These investments will be managed and monitored by the CEO and the Board’s Chairman, respectively.

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

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Treasury bills and Certificates of Deposit, accounts receivable, revenue recognition, earnings per common share, shipping and handling, and inventories. A discussion of these critical accounting policies are included in Note 1 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Trends and Uncertainties:

During the three months ended August 31, 2016, the Company’s book-to-bill ratio was approximately .97 as compared to approximately .18 for the three months ended August 31, 2015, reflecting an increase in the volume of orders booked. The Company does not believe that, in most years, the year-to-year change in the book-to-bill ratio indicates a specific trend in the demand for the Company’s products. Generally, the intake of orders over the last twenty four months has varied greatly as a result of the fluctuations in the general economy, variations in defense spending on programs the Company supports, and the timing of contract awards by the Department of Defense and subsequently by its prime contractors, which is expected to continue over the next twelve to twenty four months. Subsequent to the three months ended August 31, 2016, the Company has been advised by one of its key customers that it has been in the process of seeking out additional or alternative sources for some of the Company’s products, which has resulted in order delay and a decline in the Company’s backlog. The Company is addressing the concerns of the customer, but it is uncertain if the Company will be successful in addressing the customer’s concerns.

Results of Operations-Three Months Ended August 31, 2016 Compared to Three Months Ended August 31, 2015:

Net sales for the three months ended August 31, 2016 decreased 15% to $1,875,000 as compared to $2,212,000 for the three months ended August 31, 2015. This decrease was primarily attributable to a decrease in the level of orders of products that were shipped in accordance with customer requirements.

Cost of sales for the three months ended August 31, 2016 increased 5% to 1,721,000 as compared to $1,646,000 for the three months ended August 31, 2015, primarily due to an increase in inventory reserves of $145,000. Expressed as a percentage of net sales, cost of sales increased to 92% as compared to 74% for the same period in 2015.

Gross profit for the three months ended August 31, 2016 decreased to $154,000 from $566,000 for the three months ended August 31, 2015, mostly due to the lower level of sales. Accordingly, gross margins on the Company’s sales decreased to 8% for the three months ended August 31, 2016 from 26% for the three months ending August 31, 2015.

For the three months ended August 31, 2016, the Company shipped 16,113 units as compared to 20,623 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended August 31, 2016, the Company’s backlog of open orders decreased 2% to $4,485,000 as compared to the backlog of $4,588,000 as of August 31, 2015. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

For the three months ended August 31, 2016, the Company’s level of bookings were $1,828,000, an increase of $1,420,000, or 348%, as compared to the level of bookings of $408,000 in the three months ended August 31, 2015. The increase in bookings for the three months ended August 31, 2016 is principally a result of an increase in the placement of orders by key customers.

Selling, general, and administrative expenses increased 122% to $1,674,000 for the three months ended August 31, 2016 from $755,000 for the three months ended August 31, 2015. Both quarters experienced higher than normal costs. In the August 31, 2015 quarter the Company experienced increased costs due to the proxy contest in connection with its 2015 annual stockholders’ meeting. The increase in the August 31, 2016 quarter was primarily due to costs associated with the separation agreement the Company entered into with its former CEO and certain proxy reimbursement expenses as reported in the Company’s 8-K filing on July 27, 2016. Costs related to the separation agreement included $627,000 of payments associated with the retirement of the former Chief Executive Officer (see Note 12 above), $22,000 of associated payroll taxes, $100,000 of legal fees, and $170,000 of proxy settlement costs. The increase also reflects higher wages due to the use of temporary staffing in the finance department, consulting fees, and $48,000 of director bonuses ($12,000 per director). During the three months ended August 31, 2016, selling, general, and administrative expenses as a percentage of net sales increased to 89% as compared with 34% for the three months ended August 31, 2015.

Operating (loss) for the three months ended August 31, 2016 was ($1,520,000) as compared to operating income (loss) of ($189,000) for the three months ended August 31, 2015. The increased loss is due primarily to lower sales and higher selling, general and administrative expenses.

Interest income for the three months ended August 31, 2016 increased to $10,000 as compared to $4,000 for the three months ended August 31, 2015. This change is due primarily to the rate of return on funds invested in certificates of deposit and treasury bills.

The Company had no other income for the three months ended August 31, 2016 and August 31, 2015.

Total comprehensive (loss) for the three months ended August 31, 2016 was ($1,501,000) as compared to a total comprehensive (loss) of ($178,000) for the three months ended August 31, 2015. The increased loss is due primarily to a decrease in net sales and an increase in selling, general and administrative expenses

Results of Operations-Six Months Ended August 31, 2016 Compared to Six Months Ended August 31, 2015:

Net sales for the six months ended August 31, 2016 decreased 20% to $3,688,000 as compared to $4,595,000 for the six months ended August 31, 2015. This decrease was primarily attributable to a decrease in the level of orders of products that were shipped in accordance with customer requirements.

Cost of sales for the six months ended August 31, 2016 decreased 10% to $3,176,000 as compared to $3,527,000 for the three months ended August 31, 2015, mostly due to the lower level of sales. Expressed as a percentage of sales, cost of sales increased to 86% as compared to 77% for the same period in 2015.

Gross profit for the six months ended August 31, 2016 decreased to $512,000 from $1,068,000 for the six months ended August 31, 2015, mostly due to the lower level of sales. Accordingly, gross margins on the Company’s sales decreased to 14% for the six months ended August 31, 2016 from 23% for the six months ending August 31, 2015.

For the six months ended August 31, 2016, the Company shipped 36,942 units as compared to 40,427 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the six months ended August 31, 2016, the Company’s backlog of open orders decreased 23% to $4,485,000 as compared to the backlog of $5,832,000 as of February 29, 2016. The Company’s backlog as of August 31, 2016 is 2% lower than the backlog of $4,588,000 as of August 31, 2015. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company experienced an increase of $345,000, or 17% to $2,341,000 in the level of bookings during the six months ended August 31, 2016 as compared to the six months ended August 31, 2015. The increase in bookings for the six months ended August 31, 2016 is principally a result of an increase in the placement of orders by key customers.

Selling, general, and administrative expenses increased 79% to $2,185,000 for the six months ended August 31, 2016 from $1,222,000 for the six months ended August 31, 2015. The increase in costs was primarily due to costs associated with the separation agreement the Company entered into with its former CEO and certain proxy reimbursement expenses as reported in the Company’s 8-K filing on July 27, 2016. Costs related to the separation agreement included $627,000 of payments associated with the retirement of the former Chief Executive Officer (see Note 12 above), $22,000 of associated payroll taxes, $100,000 of legal fees, and $170,000 of proxy settlement costs. The increase also reflects higher wages due to the use of temporary staffing in the finance department, consulting fees, and $48,000 of director bonuses ($12,000 per director). During the six months ended August 31, 2016, selling, general, and administrative expenses as a percentage of net sales increased to 59% as compared with 27% for the six months ended August 31, 2015.

Operating (loss) for the six months ended August 31, 2016 was ($1,673,000) as compared to operating (loss) of ($154,000) for the six months ended August 31, 2015. The increased loss is due primarily to lower sales and higher selling, general and administrative expenses.

Interest income for the six months ended August 31, 2016 increased to $20,000 as compared to $12,000 for the six months ended August 31, 2015. This change is due primarily to the rate of return on funds invested in certificates of deposit and treasury bills.

The Company had no other income for the six months ended August 31, 2016 and ended August 31, 2015.

Total comprehensive (loss) for the six months ended August 31, 2016 was ($1,653,000) as compared to total comprehensive (loss) of ($142,000) for the six months ended August 31, 2015. The increased loss is due primarily to lower sales and higher selling, general and administrative expenses.

Liquidity and Capital Resources:

Operating Activities:

Net cash used in operating activities was $1,439,000 for the six months ended August 31, 2016 primarily reflecting a net loss of $1,653,000, an increase in accounts receivable of $323,000, and an increase in inventory of $105,000, offset by depreciation of $97,000, and higher accounts payable of $587,000.

Net cash provided by operating activities was $41,000 for the six months ended August 31, 2015 primarily reflecting a net loss of $142,000 and a decrease in accounts payable of $166,000 offset by depreciation and amortization of $105,000 and a decrease in inventory of $297,000.

Investing Activities:

Net cash provided by investing activities was $3,829,000 for the six months ended August 31, 2016 principally reflecting $4,000,000 in sales of treasury bills and certificates of deposit, and $171,000 in purchases of property, plant and equipment.

Net cash provided by investing activities was $142,000 for the six months ended August 31, 2015 principally reflecting $3,154,000 in sales of treasury bills and certificates of deposit, $2,893,000 in purchases of treasury bills and certificates of deposit, and $119,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash used in financing activities was $2,137,000 for the six months ended August 31, 2016 reflecting payments associated with the retirement of the former Chief Executive Officer (see Note 12).

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

Subject to the following discussion, the Company expects its liquidity over the next twelve months to come from cash generated from operations, cash on hand and cash invested in Treasury bills and certificates of deposit. The Company anticipates that its capital expenditures required to sustain operations will be approximately $150,000 during the balance of the current fiscal year and will be funded from operations and/or available cash.

Based upon (i) management’s best information as to current national defense priorities, future defense programs, as well as management’s expectations as to future defense spending, (ii) the market trends signaling a declining level of bookings, but with an increase in the cost of raw materials and operations that will result in the potential erosion of profit levels and continued price pressures due to more intense competition, and (iii) the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand and cash from operations to satisfy its operating needs over the next twelve months. However, due to the level of current backlog, projected new order intake, the status of the general economy and the shift to Commercial Off-The-Shelf (COTS) by the defense industry, the Company might be required to take cost cutting and productivity enhancing activity to assure its continued profitability.

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

At August 31, 2016 and February 29, 2016, the Company had cash on hand of approximately $888,000 and $634,000, respectively. The cash increase for the six months ended August 31, 2016 was primarily due to the sale of treasury bills and certificates of deposit.

At August 31, 2016 and February 29, 2016, the Company had investments in treasury bills and certificates of deposit of approximately $2,739,000 and $6,740,000, respectively.

At August 31, 2016, the Company had working capital of $7,204,000 as compared with a working capital at February 29, 2016 of $11,068,000. The working capital decrease for the six months ended August 31, 2016 was primarily due to cash used in operations and financing activities.

Based on various factors, including the Company’s desire to fully utilize its current net operating loss carryforwards, the Company may seek out acquisitions, additional product lines, and/or invest a portion of its cash into common stocks or higher yielding debt instruments.  The Company will continue to consider additional share repurchases under the Company's stock repurchase program.

Cash Dividend:

The Board of Directors of the Company did not declare a cash dividend during the three and six months ended August 31, 2016. In July 2015, the Company paid a dividend of $0.25 per share to all stockholders of record at the close of business on June 29, 2015. The aggregate dividend payment was approximately $575,000.

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

The Company did not repurchase any shares under the stock repurchase program during the six months ended August 31, 2016. See Note 12 for shares and options repurchased from the former Chief Executive Officer.

Retirement of Former Chief Executive Officer:

See Note 12.

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

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2016 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended August 31, 2016.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the second quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2016, we had no known material current, pending, or threatened litigation.

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated By-Laws of Solitron Devices, Inc. (incorporated by reference to the Form 8-K filed on July 27, 2016).

10.1	Separation and General Release Agreement, dated July 22, 2016, between Shevach Daraf and Solitron Devices, Inc. (incorporated by reference to the Form 8-K filed on July 27, 2016) (a portion of this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.2	Option Cancellation Agreement, dated July 22, 2016, between Shevach Saraf and Solitron Devices, Inc. (incorporated by reference to the Form 8-K filed on July 27, 2016).

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: November 18, 2016	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer, and Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

**	Furnished herewith

