Form 10-Q
period 2016-11-30
SOLITRON DEVICES INC
filed 2017-01-17
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 31, 2016, was 1,901,950.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

			Page No.
PART 1 - FINANCIAL INFORMATION

Item	1.	Financial Statements	1

		Condensed Balance Sheets November 30, 2016 (unaudited) and February 29, 2016	1

		Condensed Statements of Operations (unaudited) Three and Nine Months Ended November 30, 2016 and 2015	2

		Condensed Statements of Cash Flows (unaudited) Nine Months Ended November 30, 2016 and 2015	3

		Notes to Condensed Financial Statements	4-10

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item	4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	18

Item	6.	Exhibits	18

Signatures			19

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.

CONDENSED BALANCE SHEETS

AS OF NOVEMBER 30, 2016 AND FEBRUARY 29, 2016

	(unaudited)
	November 30,	February 29,
	2016	2016
ASSETS	(in thousands, except for share and per share amounts)
CURRENT ASSETS
Cash and cash equivalents	$1,130	$634
Treasury bills and certificates of deposit	1,993	6,740
Accounts receivable, less allowance for doubtful accounts of $2	1,384	528
Inventories, net (Note 4)	3,683	3,671
Prepaid expenses and other current assets	164	184
TOTAL CURRENT ASSETS	8,354	11,757

PROPERTY, PLANT AND EQUIPMENT, net	502	436

OTHER ASSETS	8	8
TOTAL ASSETS	$8,864	$12,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$494	$164
Customer deposits	12	28
Accrued expenses and other current liabilities (Note 6)	472	497
TOTAL CURRENT LIABILITIES	978	689

TOTAL LIABILITIES	978	689
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 1,901,950 and 2,232,977 shares issued and outstanding, net of 669,284 and 338,257 shares of treasury stock as of November 30, 2016 and February 29, 2016 respectively	24	24
Additional paid-in capital	1,834	2,759
Accumulated other comprehensive income	1	17
Retained earnings	7,793	9,266
Less treasury stock	(1,766)	(554)
TOTAL STOCKHOLDERS’ EQUITY	7,886	11,512
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,864	$12,201

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2016 AND NOVEMBER 30, 2015

(Unaudited, in thousands except for share and per share amounts)

	Three months		Nine Months
	2016	2015	2016	2015

Net Sales	$2,145	$1,919	$5,833	$6,514
Cost of Sales	1,671	1,549	4,847	5,076

Gross Profit	474	370	986	1,438

Selling, General and Administrative Expenses	323	351	2,508	1,573

Operating Income/(Loss)	151	19	(1,522)	(135)

Other income
Other income	3	-	3	-
Interest Income	9	6	29	18
Total other income	12	6	32	18

Income/(Loss) before provision for income taxes	163	25	(1,490)	(117)

Provision for income taxes	-	(5)	-	(5)
Net Income/(Loss)	$163	$20	$(1,490)	$(122)

Other comprehensive income:
Unrealized (loss)/gain on investments	1	-	1	-
Total comprehensive (loss)/income	$164	$20	$(1,489)	$(122)

Income/(Loss) Per Share from operating income-Basic	$.08	$.01	$(.73)	$(.06)
Income/Loss) Per Share from operating income-Diluted	$.08	$.01	$(.73)	$(.06)

Net Income/(Loss) Per Share-Basic	$.09	$.01	$(.72)	$(.05)
Net Income/(Loss) Per Share-Diluted	$.09	$.01	$(.72)	$(.05)

Weighted average shares outstanding-Basic	1,901,950	2,290,779	2,075,288	2,249,759
Weighted average shares outstanding-Diluted	1,901,950	2,451,791	2,075,288	2,249,759

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED NOVEMBER 30, 2016 AND NOVEMBER 30, 2015

(Unaudited)

	2016	2015
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,490)	$(122)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	145	162
Decrease (increase) in operating assets:
Accounts receivable	(856)	516
Inventories, net	(12)	404
Prepaid expenses and other current assets	20	(10)
Other assets	-	-
Increase (decrease) in operating liabilities:
Accounts payable	330	(235)
Customer deposits	(16)	(5)
Accrued expenses and other liabilities	(25)	(228)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(1,904)	482

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of Treasury Bills and Certificates of Deposit	4,748	5,478
Purchases of Treasury Bills and Certificates of Deposit	-	(4,992)
Purchases of property, plant and equipment	(211)	(150)
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,537	336

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of employee stock options	-	11
Repurchase of Common Stock and Options	(2,137)	(279)
Payment of Dividends	-	(575)
NET CASH USED IN FINANCING ACTIVITIES	(2,137)	(843)

Net increase/(decrease) in cash and cash equivalents	496	(25)

Cash and cash equivalents – beginning of the period	634	820

Cash and cash equivalents - end of the period	$1,130	$795

Supplemental disclosure of cash flow information:

Cash paid during the year for income taxes	$0	$9

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited condensed financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended November 30, 2016 are not necessarily indicative of the results to be expected for the year ending February 28, 2017.

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

As of November 30, 2016, the Company’s available for sale non-equity investments were comprised of certificates of deposits.

As of November 30, 2016, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Face Value	Fair Value
	(In thousands)	(In thousands)
Maturing within one year	$1,992	$1,993

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

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $2,000 as of November 30, 2016 and February 29, 2016.

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

The Company’s inventory valuation policy is as follows:

Raw material /Work in process:	All material purchased, processed, and/or used in the last two fiscal years is valued at the lower of its acquisition cost or market except for wafers which function under a three year policy. All material not used in the last two fiscal years is fully reserved.

Finished goods:	All finished goods with firm orders for later delivery are valued (material and overhead) at the lower of cost or market. All finished goods with no orders are fully reserved.

Direct labor costs:	Direct labor costs are allocated to finished goods and work in process inventory based on engineering estimates of the amount of man-hours required from the different direct labor departments to bring each device to its particular level of completion. Manufacturing overhead costs are allocated to finished goods and work in process inventory as a ratio to direct labor costs.

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

3.	EARNINGS PER SHARE

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2016	2015	2016	2015
Weighted average common shares outstanding	1,901,950	2,290,779	2,075,288	2,249,759
Dilutive effect of employee stock options	0	161,012	0	0
Weighted average common shares outstanding, assuming dilution	1,901,950	2,451,791	2,075,288	2,249,759

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.

4.	INVENTORIES

As of November 30, 2016, inventories consisted of the following:

	Gross	Reserve	Net
Raw Materials	$2,051,000	$(687,000)	$1,364,000
Work-In-Process	3,945,000	(1,742,000)	2,203,000
Finished Goods	939,000	(823,000)	116,000
Totals	$6,935,000	$(3,252,000)	$3,683,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of February 29, 2016, inventories consisted of the following:

	Gross	Reserve	Net
Raw Materials	$1,854,000	$(489,000)	$1,365,000
Work-In-Process	3,915,000	(1,775,000)	2,140,000
Finished Goods	980,000	(814,500)	165,500
Totals	$6,749,000	$(3,078,500)	$3,670,500

5.	INCOME TAXES

At November 30, 2016, the Company has net operating loss carryforwards of approximately $10,016,000 that expire through February 2028. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Net operating losses after 1996 are subject to a twenty-year loss carryforward. Of the Company’s $10,016,000 of net operating loss carryforwards as of November 30, 2016, approximately $1,254,000 expire in 2021, $1,248,000 expire in 2022, and $7,514,000 expire in 2028.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of November 30, 2016 and February 29, 2016, accrued expenses and other liabilities consisted of the following:

	November 30, 2016	February 29, 2016
Payroll and related employee benefits	$372,000	$447,000
Property taxes	43,000	10,000
Other liabilities	57,000	40,000
Totals	$472,000	$497,000

7.	EXPORT SALES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2016 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$2,000	$0	$3,000	$24,000	$29,000
Canada and Latin America	4,000	0	0	0	4,000
Far East and Middle East	0	0	11,000	0	11,000
United States	350,000	1,358,000	82,000	311,000	2,101,000
Totals	$356,000	$1,358,000	$96,000	$335,000	$2,145,000

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2015 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$0	$3,000	$0	$3,000
Canada and Latin America	9,000	0	1,000	40,000	50,000
Far East and Middle East	15,000	5,000	7,000	99,000	126,000
United States	259,000	698,000	138,000	645,000	1,740,000
Totals	$283,000	$703,000	$149,000	$784,000	$1,919,000

Revenues from domestic and export sales to unaffiliated customers for the nine months ended November 30, 2016 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$13,000	$0	$8,000	$24,000	$45,000
Canada and Latin America	13,000	0	0	0	13,000
Far East and Middle East	83,000	0	16,000	83,000	182,000
United States	799,000	3,941,000	251,000	602,000	5,593,000
Totals	$908,000	3,941,000	$275,000	$709,000	$5,833,000

Revenues from domestic and export sales to unaffiliated customers for the nine months ended November 30, 2015 are as follows:

	Power		Field Effect	Power
Geographic Region	Transistors	Hybrids	Transistors	MOSFETS	Totals
Europe and Australia	$0	$0	$12,000	$0	$12,000
Canada and Latin America	18,000	0	25,000	40,000	83,000
Far East and Middle East	19,000	5,000	36,000	245,000	305,000
United States	965,000	3,023,000	422,000	1,704,000	6,114,000
Totals	$1,002,000	$3,028,000	$495,000	$1,989,000	$6,514,000

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

For the quarter ended November 30, 2016, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	74%
United States Government	12%
86%

For the quarter ended November 30, 2015, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	54%
United States Government	10%
64%

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended November 30, 2016, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	68%
United States Government	11%
79%

For the nine months ended November 30, 2015, sales to the Company’s top two customers consisted of the following:

Customer	% of Sales
Raytheon Company	51%
United States Government	12%
63%

8.	MAJOR SUPPLIERS

For the quarter ended November 30, 2016, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	17%
Air Products and Services	12%
29%

For the quarter ended November 30, 2015, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	28%
Sintermetalglass	17%
45%

For the nine months ended November 30, 2016, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Egide, USA	21%
Air Products	10%
31%

For the nine months ended November 30, 2015, purchases from the Company’s top two vendors consisted of the following:

Vendor	% of Purchases
Wuxi Streamtek LTD	18%
Sintermetalglass	17%
35%

SOLITRON DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2017	$107,000
2018	440,000
2019	454,000
2020	467,000
2021	481,000
Thereafter	411,000
$2,360,000

10.	PAYMENT OF DIVIDEND

The Board of Directors of the Company did not declare a cash dividend during the three and nine months ended November 30, 2016. In July 2015, the Company paid a dividend of $0.25 per share to all stockholders of record at the close of business on June 29, 2015. The aggregate dividend payment was approximately $575,000.

11.	STOCK REPURCHASE PROGRAM

On May 29, 2015, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to $500,000 of the Company’s common stock through February 29, 2016. On July 28, 2015, the Company announced that the Board of Directors had expanded the stock repurchase program to cover repurchases of up to $1,000,000 of its outstanding common stock from time to time through February 29, 2016. On November 20, 2015, the Company purchased for $279,616 a total of 65,027 shares of the Company’s common stock pursuant to the repurchase program. On January 15, 2016, the Board of Directors of the Company amended the repurchase program under which the Company may repurchase up to $1,000,000 of its outstanding common stock without an expiration date to the repurchase program. Under the repurchase program, repurchases may be made by the Company from time to time on the open market or in privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors. The Company did not repurchase any outstanding common stock under the stock repurchase program in the three and nine months ended November 30, 2016. See Note 12 for shares and options repurchased from the former Chief Executive Officer that were not pursuant to the stock repurchase program.

12.	RETIREMENT OF FORMER CHIEF EXECUTIVE OFFICER

On July 22, 2016, Shevach Saraf retired as Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and a member of the Board of Directors of the Company. The Separation Payment and Additional Consideration (as defined below) pursuant to the Separation Agreement entitled to Mr. Saraf included the following payments and benefits related to the repurchase of shares.

●	a payment of one million two hundred ninety-four thousand three hundred fifteen dollars and ffty-seven cents ($1,294,315.57) representing the aggregate purchase price for the Company’s purchase of Mr. Saraf’s ownership of 331,027 shares of the Company’s common stock (the “Purchase Price”), of which $82,757 represented an excess paid over fair value on the Separation Date;

●	a payment of nine hundred ninety-five thousand one hundred fourteen dollars and thirty-eight cents ($995,114.38) representing the aggregate payment by the Company to Mr. Saraf for the exercisable stock options held by Mr. Saraf for 290,073 shares of the Company’s common stock pursuant to his stock option agreements (the “Option Payment”), of which $69,753 represented an excess paid over fair value on the Separation Date using Black-Sholes calculations with a Risk Free Interest Rate of .55%, a Volatility of 29.2% and a Life of one year consistent with the contract expiration of these options.

Item 2.	Management’s Discussion and Analysis of FINANCIAL CONDITION AND RESULTS of operations

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

Trends and Uncertainties:

During the three months ended November 30, 2016, the Company’s book-to-bill ratio was approximately 1.08 as compared to approximately 0.34 for the three months ended November 30, 2015, reflecting an increase in the volume of orders booked. In recent years, the Company has experienced seasonality in its bookings, with the fiscal fourth quarter experiencing the highest level of bookings. The Company expects bookings in the fourth quarter of fiscal 2017 to exceed bookings in the fourth quarter of fiscal 2016, which were $4.4 million.

During the quarter, the Company was advised by one of its key customers that it was in the process of seeking out additional or alternative sources for some of the Company’s products with that customer. The Company is addressing the concerns of the customer, and subsequent to quarter end received a purchase order for the impacted products for fiscal year 2018, but it is uncertain if the Company will be successful in addressing the customer’s concerns over the long term.

Since the management change on July 22, 2016, the Company has been seeking out additional revenue sources, which may involve new products and/or products the Company has not manufactured in recent years. During the quarter, the Company received purchase orders in excess of $1.7 million from a new customer for products the company has not manufactured in recent years. The Company may incur difficulty manufacturing those products, which could result in decreased margins. Most of the products require testing over an extended duration which could result in a temporary increase in work in process and finished goods inventory until the testing is completed prior to shipment. The Company is restructuring operations to support processes for these and other potential new products.

Results of Operations-Three Months Ended November 30, 2016 Compared to Three Months Ended November 30, 2015:

Net sales for the three months ended November 30, 2016 increased 12% to $2,145,000 as compared to $1,919,000 for the three months ended November 30, 2015. This increase was primarily attributable to an increase in the value of orders that were shipped in accordance with customer requirements.

Cost of sales for the three months ended November 30, 2016 increased to $1,671,000 from $1,549,000 for the three months ended November 30, 2015, due to higher raw materials associated with increased sales and an increase in inventory reserves, partially offset by lower labor costs. Expressed as a percentage of net sales, cost of sales decreased to 78% for the three months ended November 30, 2016 from 81% for the three months ended November 30, 2015.

Gross profit for the three months ended November 30, 2016 increased to $474,000 from $370,000 for the three months ended November 30, 2015, due primarily to higher net sales. Accordingly, gross margins on the Company’s net sales increased to 22% for the three months ended November 30, 2016 in comparison to 19% for the three months ended November 30, 2015.

For the three months ended November 30, 2016, the Company shipped 15,375 units as compared to 23,823 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the three months ended November 30, 2016, the Company’s backlog of open orders increased 40% to $4,650,000 as compared to the backlog of $3,324,000 as of November 30, 2015. Changes in backlog reflect changes in the intake of orders and in the delivery requirements of customers.

The Company experienced an increase of 255% to $2,310,000 in the level of bookings during the three months ended November 30, 2016 as compared to $651,000 for the same period in the prior year. The increase in bookings for the three months ended November 30, 2016 is principally a result of an increase in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general, and administrative expenses decreased to $323,000 for the three months ended November 30, 2016 from $351,000 for the same period in the prior year. The decrease reflects a credit related to the reversal of an over accrual from the prior quarter for $80,000 and a decrease in legal fees of $76,000 in the prior year, partially offset by an increase in selling wages, commissions, and travel expenses of $58,000 related to the Director of Sales position being vacant in the prior year period, and $39,000 in annual meeting expenses that were expensed in the November quarter versus the August quarter in the prior year due to the annual meeting occurring later in the calendar year. During the three months ended November 30, 2016, selling, general and administrative expenses as a percentage of net sales decreased to 15% as compared to 18% for the three months ended November 30, 2015.

Operating income for the three months ended November 30, 2016 increased 695% to $151,000 as compared to operating income of $19,000 for the three months ended November 30, 2015. This increase is due primarily to higher net sales as described above.

Interest income for the three months ended November 30, 2016 increased to $9,000 as compared to $6,000 for the three months ended November 30, 2015. The interest income is primarily driven by the rate of return on funds invested in certificates of deposit and treasury bills.

Other income for the three months ended November 30, 2016 increased to $3,000 as compared to $0 for the three months ended November 30, 2015.

Net income for the three months ended November 30, 2016 increased 715% to $163,000 as compared to net income of $20,000 for the three months ended November 30, 2015. This increase is due primarily to an increase in net sales as described above.

Results of Operations-Nine Months Ended November 30, 2016 Compared to Nine Months Ended November 30, 2015:

Net sales for the nine months ended November 30, 2016 decreased 10% to $5,833,000 as compared to $6,514,000 for the nine months ended November 30, 2015. This was primarily attributable to a decrease in the number of units sold and the corresponding value of the orders that were shipped in accordance with customer requirements during the nine months ended November 30, 2016.

Cost of sales for the nine months ended November 30, 2016 decreased to $4,847,000 from $5,076,000 for the nine months ended November 30, 2015, mostly due to decreased raw materials and labor costs due to the reduction in net sales, and a shift in the mix of products manufactured. Expressed as a percentage of net sales, cost of sales increased to 83% for the nine months ended November 30, 2016 from 78% for the nine months ended November 30, 2015.

Gross profit for the nine months ended November 30, 2016 decreased to $986,000 from $1,438,000 for the nine months ended November 30, 2015, due primarily to the reduction in net sales. Accordingly, gross margins on the Company’s sales decreased to 17% for the nine months ended November 30, 2016 in comparison to 22% for the nine months ended November 30, 2015.

For the nine months ended November 30, 2016, the Company shipped 52,317 units as compared to 64,250 units shipped during the same period of the prior year. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from less than one dollar to several hundred dollars, such periodic variations in the Company’s volume of units shipped should not be regarded as a reliable indicator of the Company’s performance.

For the nine months ended November 30, 2016, the Company’s backlog of open orders decreased 20% to $4,650,000 as compared to the backlog of open orders of $5,832,000 as of February 29, 2016. The Company’s backlog of $4,650,000 as of November 30, 2016 was 40% higher as compared to the backlog of open orders of $3,324,000 as of November 30, 2015. Changes in backlog resulted from changes in the intake of orders and in the delivery requirements of customers.

The Company has experienced an increase of 76% to $4,651,000 in the level of bookings during the nine months ended November 30, 2016 when compared to $2,648,000 during the nine months ended November 30, 2015. The increase occurred principally as a result of increases in the placement of orders by key customers, resulting in an increase in the monetary value of, and timing differences in, the placement of contracts by the Department of Defense and its prime contractors.

Selling, general and administrative expenses increased to $2,508,000 for the nine months ended November 30, 2016 from $1,573,000 for the same period in the prior year. The increase in costs was primarily due to costs associated with the separation agreement the Company entered into with its former CEO and certain proxy reimbursement expenses as reported in the Company’s 8-K filing on July 27, 2016. Costs related to the separation agreement included $627,000 of payments associated with the retirement of the former Chief Executive Officer, $22,000 of associated payroll taxes, $100,000 of legal fees, and $170,000 of proxy settlement costs. During the nine months ended November 30, 2016, selling, general and administrative expenses as a percentage of net sales increased to 43% as compared to 24% for the nine months ended November 30, 2015.

Operating income for the nine months ended November 30, 2016 decreased 1,027% to an operating loss of $1,522,000 as compared to an operating loss of $135,000 for the nine months ended November 30, 2015. This decrease is due primarily to higher selling, general and administrative expenses and the lower net sales as described above.

The Company recorded total other income of $32,000 for the nine months ended November 30, 2016 as compared to total other income of $18,000 for the nine months ended November 30, 2015. Included in other income for the nine months ended November 30, 2016 was $29,000 of interest income on investment in treasury bills and certificates of deposit, and $3,000 of other income. Included in total other income for the nine months ended November 30, 2015 was $18,000 of interest income on investment in treasury bills and certificates of deposit, and $0 of other income.

Net income for the nine months ended November 30, 2016 decreased to a net loss of $1,490,000 from a net loss of $122,000 for the same period in 2015. This decrease is due primarily to lower sales volume and an increase in selling, general and administrative expenses as described above.

Liquidity and Capital Resources:

Operating Activities:

Net cash used in operating activities was $1,904,000 for the nine months ended November 30, 2016 primarily reflecting a net loss of $1,490,000 and an increase in accounts receivable of $856,000 offset by increases in accounts payable of $330,000 and depreciation and amortization of $145,000.

Net cash provided by operating activities was $482,000 for the nine months ended November 30, 2015 primarily reflecting a net loss of $122,000 and a decrease in accounts receivable of $516,000 and inventory of $404,000 and by depreciation and amortization of $162,000 offset by a decrease in account payable of $235,000 and by accrued expenses and other liabilities of $228,000.

Investing Activities:

Net cash provided by investing activities was $4,537,000 for the nine months ended November 30, 2016 principally reflecting $4,748,000 in sales of treasury bills and certificates of deposit, $0 in purchases of treasury bills and certificates of deposit, and $211,000 in purchases of property, plant and equipment.

Net cash provided by investing activities was $336,000 for the nine months ended November 30, 2015 principally reflecting $5,478,000 in sales of treasury bills and certificates of deposit, $4,992,000 in purchases of treasury bills and certificates of deposit, and $150,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash used in financing activities was $2,137,000 for the nine months ended November 30, 2016 reflecting payments for the repurchase of common stock and options associated with the retirement of the former Chief Executive Officer.

Net cash used in financing activities was $843,000 for the nine months ended November 30, 2015 primarily reflecting a $575,000 dividend paid to stockholders and $279,000 paid to a stockholder in connection with a privately negotiated stock repurchase offset by $11,000 from stock option exercises by the Company’s employees.

Subject to the following discussion, the Company expects its liquidity over the next twelve months to come from cash generated from operations, cash on hand and cash invested in money market funds, Treasury bills and certificates of deposit. The Company anticipates that its capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and will be funded from operations and/or available cash.

Based upon management’s best information as to current national defense priorities, future defense programs, the shift to Commercial Off-The-Shelf (COTS) by the defense industry, and the continued competition in the defense and aerospace market, the Company believes that it will have sufficient cash on hand and cash from operations to satisfy its operating needs over the next twelve months.

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

At November 30, 2016 and February 29, 2016, the Company had cash on hand of approximately $1,130,000 and $634,000, respectively. The cash increase for the nine months ended November 30, 2016 was primarily due to the sale of treasury bills and certificates of deposit.

At November 30, 2016 and February 29, 2016, the Company had investments in treasury bills and certificates of deposit of approximately $1,993,000 and $6,740,000, respectively.

At November 30, 2016, the Company had working capital of $7,376,000 as compared with a working capital at February 29, 2016 of $11,068,000. The working capital decrease for the nine months ended November 30, 2016 was primarily due to cash used in operations and financing activities.

Based on various factors, including the Company’s desire to fully utilize its current net operating loss carryforwards, the Company may seek out acquisitions, additional product lines, and/or invest a portion of its cash into common stocks or higher yielding debt instruments.  The Company will continue to consider additional share repurchases under the Company's stock repurchase program.

Cash Dividend:

The Board of Directors of the Company did not declare a cash dividend during the three and nine months ended November 30, 2016. In July 2015, the Company paid a dividend of $0.25 per share to all stockholders of record at the close of business on June 29, 2015. The aggregate dividend payment was approximately $575,000.

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

The Company did not repurchase any shares under the stock repurchase program during the nine months ended November 30, 2016. See Note 12 of the Form 10-Q for the quarter ended August 31, 2016 for shares and options repurchased from the former Chief Executive Officer that were not pursuant to the stock repurchase program.

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

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2016 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended November 30, 2016.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the third quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2016, we had no known material current, pending, or threatened litigation.

ITEM 6.	EXHIBITS

Exhibits

31	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: January 17, 2017	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer, and Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

**	Furnished herewith

