Form 10-K
period 2020-02-29
SOLITRON DEVICES INC
filed 2021-02-10
CIK 91668

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2020
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File No. 001-04978

SOLITRON DEVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1684144
(State or Other Jurisdiction ofIncorporation or Organization)	(I.R.S. EmployerIdentification No.)

3301 Electronics Way, West Palm Beach, Florida	33407
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (561) 848-4311

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s	Name of Each Exchange on Which Registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one) :

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2020 was $3,073,331 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 22, 2021 was 2,083,462.

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

The Company was incorporated under the laws of the State of New York in March 1959 and reincorporated under the laws of the State of Delaware in August 1987. For information concerning the Company’s financial condition, results of operations, and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this Annual Report. You should also review and consider the risks relating to the Company’s business, operations, financial performance, and cash flows below under “Risk Factors.”

PRODUCTS

The Company designs, manufactures and assembles bipolar and MOS power transistors, power and control hybrids, junction and Power MOSFETs, field effect transistors and other related products.

Set forth below by principal product type are the percentage contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 29, 2020 and February 28, 2019.

	Percentage of Sales
	FY 2020	FY 2019
Power Transistors	14%	11%
Power MOSFETS	23%	33%
Hybrids	51%	41%
Field Effect Transistors	12%	14%
Other	0%	1%
	100%	100%

The variation in the proportionate share of each product line for each period reflects changes emanating from: demand, Congressional appropriations, the process and timing associated with awards of defense contracts, shifts in technology and consolidation of defense prime contractors. The Company’s microelectronic products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical power by means of a control signal such as a voltage or current.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete. Discrete devices contain a single microelectronic element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, that are interconnected to make up an electrical circuit. An integrated circuit incorporates various active and passive elements into a single silicon chip. A hybrid circuit, on the other hand, comprises a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can be analog or digital; presently, the Company manufactures analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal years ended February 29, 2020 and February 28, 2019, approximately 87% and 85%, respectively, of the Company’s sales have been of custom products, and the remaining 13% and 15%, respectively, have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (“SCD”) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, satellites, and space applications. The Company’s products have been used on the space shuttle and on the space missions to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner). For the fiscal years ended February 29, 2020 and February 28, 2019, approximately 78% and 76%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 22% and 24%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Custom products are typically sold to the United States government and defense or aerospace companies, such as Raytheon Technologies Corporation, Lockheed Martin, L3Harris Technologies, General Electric Aviation, and Northrop Grumman Systems Corporation, while standard products are sold to the same customer base and to the general electronic industry. The Company has standard and custom products available in all of its major product lines.

The following is a general description of the principal product lines manufactured by the Company.

Power Transistors

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

Hybrids

Hybrids are compact electronic circuits that contain passive and active components mounted on thick film printed substrates and encapsulated in appropriate packages. The Company manufactures thick film hybrids, which generally contain discrete semiconductor chips, integrated circuits, chip capacitors and thick film or thin film resistors. Most of the hybrids are of the high-power type and are custom manufactured for military and aerospace systems. Some of the Company’s hybrids include high power voltage regulators, power amplifiers, power drivers, boosters and controllers. The Company manufactures both standard and custom hybrids.

The Company has been certified (since 1990) and qualified (since 1995) under MIL-PRF-38534 Class H (and its predecessor) standards promulgated by the DSCC. These standards specify the uniformity and quality of hybrid products purchased for United States military programs. The purpose of the program is to standardize the documentation and testing for hybrid microcircuits for use in United States military and aerospace applications. Attainment of certification and/or qualification under MIL-PRF-38534 Class H requirements is important since it is a prerequisite for a manufacturer to be selected to supply hybrids for defense-related purposes. MIL-PRF-38534 Class H establishes definite criteria for manufacturing techniques and materials used for hybrid microcircuits and assures that these types of devices will be manufactured under conditions that have been demonstrated to be capable of continuously producing highly reliable products. This program requires a manufacturer to demonstrate its products’ performance capabilities. Certification is a prerequisite of qualification. A manufacturer receives certification once its Product Quality Assurance Program Plan is reviewed and approved by DSCC. A manufacturer receives qualification once it has demonstrated that it can build and test a sample product in conformity with its certified Product Quality Assurance Program Plan. The Company expects that its continued maintenance of MIL-PRF-38534 Class H qualification will continue to improve its business posture by increasing product marketability.

Voltage Regulators

Voltage regulators provide the power required to activate electronic components such as the integrated circuits found in all electronic devices from radar and missile systems to smart phones.

Power MOSFETs

Power MOSFETs perform the same function as bipolar transistors except that power MOSFETs are current controlled and bipolar transistors are voltage controlled. MOSFETs are popular due to their high input impedance, fast switching speed, and resistance to thermal runaway and secondary breakdown. Power MOSFETs are available in very high voltage and current ratings.

Field Effect Transistors

Field effect transistors are surface-controlled devices where conduction of electrical current is controlled by the electrical potential applied to a capacitively coupled control element. The Company manufactures about 30 different types of junction field effect transistor chips. They are used to produce over 350 different field effect transistor types. Most of the Company’s field effect transistors conform to standard Joint Electronic Device Engineering Council designated transistors, commonly referred to with standard 2N designation numbers. The Company continues to expand its field effect transistor product offering. The Company manufactures both standard and custom field effect transistors.

MANUFACTURING

The Company’s engineers design its transistors, diodes, field effect transistors and hybrids, as well as other customized products, based upon requirements established by customers, with the cooperation of the Company’s product and marketing personnel. The design of standard or catalog products is based on specific industry standards.

Each new design is first produced on a CAD/CAE (Computer Aided Design/Computer Aided Engineering) computer system. The design layout is then reduced to the desired geometry and transferred to silicon wafers in a series of steps that include photolithography, chemical or plasma etching, oxidation, diffusion and metallization. The wafers then go through a fabrication process. When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device or a single diode. The wafers are tested using a computerized test system prior to being separated into individual chips. The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies. The chips are normally mounted inside a chosen package using eutectic, solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires. Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation. In the case of hybrids, design engineers formulate the circuit layout designs. Ceramic substrates are then printed with thick film gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit. Semiconductor chips, resistor chips, capacitor chips and inductors are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the package's external pins.

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

ISO 9001 and AS9100

The company is certified by NQA to AS 9100:2016 (sometimes previously referred to as AS 9100D) and ISO 9001:2015 standards.  The certification is valid until September 2021 and was reissued on August 31, 2018 for the cycle starting 9/8/2018.  The AS 9100 certification defines a Quality Management System that is oriented to the aerospace industry.  It was released in 1999 by the European Association of Aerospace Industries along with the Society of Automotive Engineers.  AS 9100 encompasses ISO 9001 requirements so the certification to AS 9100 standards includes ISO 9001 standards.  It is broadly accepted or endorsed as a requirement for aerospace manufacturers among many Solitron customers.

MARKETING AND CUSTOMERS

During the fiscal year ended February 29, 2020, Raytheon Technologies Corporation accounted for approximately 52% of net sales, as compared to 60% for the fiscal year ended February 28, 2019. During the fiscal year ended February 29, 2020, sales to USI Electronics accounted for approximately 18% of net sales, consistent with the 18% for the fiscal year ended February 28, 2019. Nine of the Company’s customers accounted for approximately 95% of the Company’s net sales during the fiscal year ended February 29, 2020, as compared to six customers in the fiscal year ended February 28, 2019. It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. As a result, the Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company.

Sales to foreign customers, located mostly in Canada, Western Europe and Australia, accounted for less than 1% of the Company’s net sales for the fiscal years ended February 29, 2020 and February 28, 2019. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. See Note 10 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, was approximately $8,084,000 at February 29, 2020, as compared to $6,115,000 at February 28, 2019. More than 99% of the backlog is scheduled for delivery within twelve months. For the years ended February 29, 2020 and February 28, 2019, the entire backlog consisted of orders for electronic components.

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

PATENTS AND LICENSES

The Company historically owned 33 patents (all of which have now expired or have been allowed to lapse) relating to the design and manufacture of its products. The terminations of these patents have not had a material adverse effect on the Company. The Company believes that engineering standards, manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products than the expired or lapsed patents it held.

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change is slow and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability, performance and service. Management believes, however, that to the extent the Company’s business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, the decline in military orders in programs the Company participates in and the shift in the requirement of the Defense Department whereby the use of Commercial Off The Shelf (“COTS”) components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share. In the non-military, non-aerospace markets, the Company is subject to greater price erosion and foreign competition.

The Company has numerous competitors across all of its product lines. The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufacture some of the Company’s products. Other competitors in the military market include Infineon Technologies, Microsemi Corporation, Anaren, Inc., Natel Engineering Company and Sensitron Semiconductor. The Company competes principally on the basis of product quality, turn-around time, customer service and price. The Company believes that competition for sales of products that will ultimately be sold to the United States Government has intensified and will continue to intensify as United States defense spending on high reliability components continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase COTS standard products in lieu of products made in accordance with more stringent military specifications.

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

EMPLOYEES

At February 29, 2020, the Company had 74 employees, 45 of whom were engaged in production activities, 3 in sales and marketing, 8 in executive and administrative capacities and 18 in technical and support activities. Of the 74 employees, 69 were full time employees and 5 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements. The largest supplier in the fiscal year ended February 29, 2020 was Egide USA, representing 18% of total purchases. No other supplier represented more than 10% of total purchases. The largest suppliers in the fiscal year ended February 28, 2019 were CPS Technologies, representing 21% of total purchases, and Egide USA, representing 11% of total purchases. No other suppliers were more than 10% of total purchases. Because of a diminishing number of sources for components and packages in particular, and the increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which results in higher costs of goods sold. Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

EFFECT OF GOVERNMENT REGULATION

The Company has received DSCC approval to supply its products in accordance with MIL-PRF-19500 and Class H of MIL-PRF-38534. These qualifications are required of vendors to supply to the United States Government or its prime contractors. The Company expects that its continued maintenance of these qualifications will continue to improve its business posture by increasing product marketability. The Company is also certified in accordance with AS9100 which is a core requirement of most defense aerospace contracts.

RESEARCH AND DEVELOPMENT

During the fiscal years ended February 29, 2020 and February 28, 2019, the Company spent $22,000 and $76,000, respectively, of its own funds on research and development. The Company may decide to increase research and development expenditures in the future. The cost of designing custom products has historically been borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

ENVIRONMENTAL REGULATION

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to current environmental regulations, increased public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation. In addition, the Company, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. The annual cost of complying with the regulations is minimal.

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

Risks Related to our Business and Industry

Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.

During the fiscal year ended February 29, 2020, four customers accounted for approximately 86% of our revenues. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

Our ability to repair and maintain the aging manufacturing equipment we own may adversely affect our ability to deliver products to our customers’ requirements. We may be forced to expend significant funds in order to acquire replacement manufacturing equipment that may not be readily available, thus resulting in manufacturing delays.

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

Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.

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

We may not achieve the intended effects of our business strategy which could adversely impact our business, financial condition and results of operations.

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

Our business exposes us to potential product liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. No assurance can be made that our product liability insurance coverage is adequate or that present coverage will continue to be available at acceptable costs, or that a product liability claim would not materially and adversely affect our business, prospects, financial condition or results of operations.

We depend on the recruitment and retention of qualified personnel and our failure to attract and retain such personnel could seriously harm our business.

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

We cannot guarantee that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

The semiconductor industry is capital intensive. Semiconductor manufacturing requires a regular upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment, especially for new technologies we develop. We are also attempting to add the appropriate level and mix of capacity to meet our customers' future demand. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment. Although we believe that anticipated cash flows from operations and existing cash reserves will be sufficient to satisfy our future capital expenditure requirements, we cannot guarantee that this will be the case or that alternative sources of capital or credit will be available to us on favorable terms or at all.

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

Pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC promulgated disclosure rules for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These "conflict minerals" are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. While certain aspects of these rules continue to be litigated and a ruling by the Federal Court of Appeals for the D.C. Circuit has led to further uncertainty regarding the SEC’s enforcement of the rule, the disclosure rules, as modified by the ruling, went into effect in 2014. The implementation of these regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

Risks Related to Government Contracts and Policies

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

Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.

We depend on the U.S. government and its suppliers for a substantial portion of our business, and changes in government defense spending and priorities could have consequences on our financial position, results of operations and business.  U.S. government contracts are subject to uncertain levels of funding and timing, as well as termination.  The funding of U.S. government programs is subject to congressional appropriations, which are made on a fiscal year basis even for multi-year programs.  Consequently, programs are often only partially funded initially and may not continue to be funded in future years.    We may also experience significant changes in our operating profit margins as a result of variations in sales, changes in product mix, price competition for orders and costs associated with the introduction of new products.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic may have a material adverse effect on our business, cash flows and results of operations.

On January 30, 2020, the World Health Organization (“WHO”) declared a global emergency due to the COVID-19 pandemic, on March 11, 2020 the WHO declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which the Company operates, and the imposition of shelter-in-place or similarly restrictive work-from-home orders. As an essential business, the Company was not subject to most of the aforementioned restrictions (other than implementing travel restrictions on its employees) and other than the audit-related impacts it experienced it has experienced minimal impact from COVID-19 to date.

The COVID-19 pandemic and its potential effects on the Company’s business in its fiscal 2021 year remain dynamic, and the broader implications for its business and results of operations could change. These implications could include disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its suppliers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. The COVID-19 pandemic and its global economic impact may also impact the timing or amount of government appropriations and could lead to our government customers or their prime contractors requesting delays, price renegotiations or contract terminations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations.

Risks Relating to Information Technology and Cybersecurity

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

Risks Relating to our Internal Control over Financial Reporting

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

Risks Relating to our Common Stock

Provisions in our charter documents and rights agreement could make it more difficult to acquire our Company and may reduce the market price of our stock.

Our Certificate of Incorporation and Bylaws contain certain provisions, and we have a stockholder rights plan in place for the purpose of protecting the Company’s net operating losses, each of which could delay or prevent a change in control of our company or the removal of management. These corporate provisions could also deter potential acquirers from making an offer to our stockholders and limit any opportunity to realize premiums over prevailing market prices of our common stock.

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

We cannot guarantee that we will declare future cash dividend payments, nor repurchase any shares of our common stock pursuant to our stock repurchase program.

We do not have an annual dividend policy in place. We have not declared and paid a cash dividend since June 29, 2015. Our Board of Directors has authorized a repurchase program under which the Company may repurchase up to $1,000,000 of the Company's common stock. The Company purchased 10 shares of stock in fiscal 2020 and 20 shares of stock in fiscal 2019. Any determination to pay cash dividends or repurchase shares of the Company’s common stock in the future is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' determination that such dividends or stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Accordingly, there is no assurance that we will pay cash dividends or repurchase stock pursuant to our stock repurchase program, or that any declaration of cash dividends or stock repurchases under our stock repurchase program will have a beneficial impact on our stock price.

General Risk Factors

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

ITEM 1B.
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

ITEM 3.
LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 29, 2020, we had no known material current, pending, or threatened litigation.

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

As of February 29, 2020, there were approximately 649 holders of record of the Company’s Common Stock. On February 29, 2020, the last sale price of the Common Stock as reported on the OTCBB was $2.77 per share.

The following table sets forth for the periods indicated, high and low sell price of the Common Stock as reported by the OTCBB.

Fiscal Year Ended February 29, 2020	HIGH PRICE	LOW PRICE
Fourth Quarter	$3.93	$2.20
Third Quarter	$2.38	$1.95
Second Quarter	$2.70	$1.50
First Quarter	$2.35	$1.30

Fiscal Year Ended February 28, 2019
Fourth Quarter	$2.50	$1.55
Third Quarter	$3.44	$2.37
Second Quarter	$3.70	$3.20
First Quarter	$4.00	$3.15

We have no current plans to pay dividends. We plan on reinvesting our earnings, if any, for use in the business, for acquisitions, or for share repurchases.

The Company currently has a repurchase program under which the Company may repurchase up to $1,000,000 of its outstanding common stock without an expiration date to the repurchase program. Under the current repurchase program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors. The Company repurchased 20 shares of common stock during fiscal 2019 under the program and 10 shares during fiscal 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2019 - March 31, 2019	-	$-	-	$-
April 1, 2019 - April 30, 2019	-	$-	-	$-
May 1, 2019 - May 31, 2019	-	$-	-	$-
June 1, 2019 - June 30, 2019	-	$-	-	$-
July 1, 2019 - July 31, 2019	-	$-	-	$-
August 1, 2019 - August 31, 2019	-	$-	-	$-
September 1, 2019 - September 30, 2019	-	$-	-	$-
October 1, 2019 - October 31, 2019	10	$2.50	-	$-
November 1, 2019 - November 30, 2019	-	$-	-	$-
December 1, 2019 - December 31, 2019	-	$-	-	$-
January 1, 2020 - January 31, 2020	-	$-	-	$-
February 1, 2020 - February 29, 2020	-	$-	-	$-
Total	10	$2.50	-	$999,923

Securities Issued Under Equity Compensation Plan
On June 28, 2019 the Board approved restricted stock grants totaling 161,000 shares: 120,000 shares to COO and President Mark Matson, 15,000 shares to CEO Tim Eriksen, 8,000 shares to Board Chairman David Pointer, and 6,000 shares each to Directors John Chiste, Dwight Aubrey, and Charles Gillman.

ITEM 6.
SELECTED FINANCIAL DATA

Disclosure under this item is not required as the registrant is a smaller reporting company.

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

INTRODUCTION

The Company designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and MOS power transistors, power and control hybrids, junction and power MOFSETs, field effect transistors and other related products. Most of the Company’s products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as JAN transistors, diodes and SMD voltage regulators, are sold as standard or catalog items.

The following table is included solely for use in comparative analysis to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth our statements of operations for the fiscal year periods indicated (in 000’s):

	2/29/2020	2/28/2019
Net Sales	$9,237	$9,378
Cost of Sales	7,762	7,987
Gross Profit	1,475	1,391
Selling, General and Administrative Expenses	2,104	2,737
Operating (Loss)	(629)	(1,346)
Total other income (loss)	23	(94)
Net (Loss)	$(606)	$(1,440)

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	2/29/2020	2/28/2019
Net Sales	100%	100%
Cost of Sales	84%	85%
Gross Profit	16%	15%
Selling, General and Administrative Expenses	23%	29%
Operating Income (Loss)	-7%	-14%
Total other income (loss)	0%	-1%
Net Income (Loss)	-7%	-15%

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 29, 2020, the Company’s book-to-bill ratio was approximately 1.2 to 1 as compared to approximately 0.9 to 1 for the fiscal year ended February 28, 2019, reflecting an increase in the volume of orders booked. Historically, the Company has experienced seasonality in its bookings, with the fiscal fourth quarter experiencing the highest level of bookings. Going forward we expect more variability in bookings.

The Company has been seeking out additional revenue sources, which may involve new products and/or products the Company has not manufactured in recent years, or before. The Company may incur difficulty manufacturing those products, which could result in decreased margins.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended February 29, 2020 vs. Fiscal Year Ended February 28, 2019

Revenue. Net sales for the fiscal year ended February 29, 2020 decreased by approximately 2% to $9,237,000 versus $9,378,000 for the fiscal year ended February 28, 2019.

Net bookings for the fiscal year ended February 29, 2020 were greater than net sales by approximately 22%. Backlog increased by approximately 32% to $8,084,000 as of February 29, 2020 from $6,115,000 as of February 28, 2019. The increase was due to the development of new products and an increase in the dollar value of new orders by key customers.

During the fiscal year ended February 29, 2020, the Company shipped 75,313 units as compared with 109,639 units shipped during the fiscal year ended February 28, 2019. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of Sales. Cost of sales for the fiscal year ended February 29, 2020 decreased to $7,762,000 from $7,987,000 for the fiscal year ended February 28, 2019. Expressed as a percentage of sales, cost of sales decreased to 84% for the fiscal year ended February 29, 2020 as compared to 85% for the fiscal year ended February 28, 2019.

Gross Profit. Gross profit for the fiscal year ended February 29, 2020 increased to $1,475,000 from $1,391,000 for the fiscal year ended February 28, 2019 due primarily to the decrease in labor and overhead, partially offset by increased materials cost owing to increased inventory reserves. Expressed as a percentage of sales, gross profit for the fiscal year ended February 29, 2020 increased to 16% as compared to 15% for the fiscal year ended February 28, 2019.

Selling, General & Administrative Expenses. During the fiscal year ended February 29, 2020, selling, general and administrative expenses, as a percentage of sales, decreased to approximately 23% as compared to 29% for the year ended February 28, 2019. In terms of dollars, selling, general and administrative expenses decreased approximately 23% to $2,104,000 for the fiscal year ended February 29, 2020 from $2,737,000 for the fiscal year ended February 28, 2019. This decrease is primarily due to decreases in professional fees of $924,000 and legal fees of $185,000, primarily related to the fiscal 2017 audit and 10A investigation, partially offset by an increase in stock based compensation of $282,000.

Operating Income (Loss). Operating loss for the fiscal year ended February 29, 2020 was ($629,000) as compared to an operating loss of ($1,346,000) for the fiscal year ended February 28, 2019. The decrease in operating loss was mainly attributable to the decrease in selling, general, and administrative expenses noted above.

Total Other Income. Interest income and dividend income were $1,000 and $9,000, respectively for the fiscal year ended February 29, 2020, compared to $8,000 and $0, respectively for the fiscal year ended February 28, 2019. Realized losses on investments for the fiscal year ended February 29, 2020 decreased to ($28,000) from a loss of ($46,000) for the fiscal year ended February 28, 2019. Unrealized gains on investments for the fiscal year ended February 29, 2020 increased to $41,000 from a loss of ($60,000) for the fiscal year ended February 28, 2019.

Net Income (Loss). Net loss for the fiscal year ended February 29, 2020 was ($606,000) as compared to net loss of ($1,440,000) for the fiscal year ended February 28, 2019. The decrease in net loss was mainly attributable to the decrease in selling, general and administrative expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:
Net cash provided by (used in) operating activities was $1,118,000 for the year ended February 29, 2020 primarily reflecting a decrease in inventories of $1,088,000, a decrease in accounts receivable of $450,000, and an increase in stock based compensation of $282,000 partially offset by a net loss of $606,000, and a decrease in accounts payable of $364,000.

Net cash provided by (used in) operating activities was ($1,872, 000) for the year ended February 28, 2019 primarily reflecting a net loss of $1,440,000, an increase in accounts receivable of $470,000 partially offset by depreciation of $215,000, a decrease in accounts payable of $258,000, and a $76,000 increase in accrued expenses and other liabilities.

Investing Activities:
Net cash provided by (used in) investing activities was ($180,000) for the year ended February 29, 2020 principally reflecting $73,000 in proceeds from sales of securities, offset by $145,000 in purchases of securities and $108,000 in purchases of property, plant and equipment.

Net cash provided by (used in) investing activities was $51,000 for the year ended February 28, 2019 principally reflecting $343,000 in proceeds from sales of securities, partially offset by $150,000 from the purchases of securities, and $142,000 from the purchases of property, plant and equipment.

Financing Activities:
Net cash used in financing activities was $0 for the year ended February 29, 2020.

Net cash used in financing activities was $0 for the year ended February 28, 2019.

The Company expects its sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. The Company anticipates that its capital expenditures required to sustain operations will be approximately $300,000 during the next twelve months and will be funded from operations and cash and cash equivalents, if necessary.

At February 29, 2020 and February 28, 2019, the Company had cash and cash equivalents of approximately $1,332,000 and $394,000, respectively. The cash increase for the year ended February 29, 2020 was primarily due to a reduction in inventories.

At February 29, 2020 and February 28, 2019, the Company had investments in securities of approximately $164,000 and $79,000, respectively.

At February 29, 2020, the Company had working capital of $4,687,000 as compared with working capital at February 28, 2019 of $5,334,000. The decrease for the year ended February 29, 2020 was due primarily to decreases in inventories and accounts receivable.

Stock Repurchase Program:

On January 15, 2016, the Board of Directors amended the Company’s previously authorized stock repurchase program to permit the Company to acquire up to $1,000,000 of its outstanding common stock from time to time, increasing the Company’s authorization from the $720,000 remaining at that time and eliminating the expiration date of February 29, 2016. Purchases under the amended stock repurchase program may be made through the open market or privately negotiated transactions as determined by the Company’s management, and in accordance with the requirements of the Securities and Exchange Commission. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other conditions.

The Company repurchased 10 shares for $25, or $2.50 per share, under the stock repurchase program during the fiscal year ended February 29, 2020, and 20 shares for $52, or $2.60 per share during the fiscal year ended February 28, 2019.

CRITICAL ACCOUNTING POLICIES:

See Note 2 in Notes to Financial Statements: Inventories, Revenue Recognition, and Use of Estimates

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 29, 2020, the Company’s net bookings were $11,224,000 in new orders as compared with $8,258,000 for the year ended February 28, 2019, reflecting an increase in bookings of approximately 36%. The Company’s backlog increased to $8,223,000 at February 29, 2020 as compared with $6,239,000 as of February 28, 2019, reflecting an increase of approximately 32% in backlog.

In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. For the years ended February 29, 2020 and February 28, 2019, the entire backlog consisted of orders for electronic components.

See Part I, Item 1, “Business – Marketing and Customers” and “Backlog.”

FUTURE PLANS

The Company plans to continue its efforts in selling commercial semiconductors and power modules and to develop appropriate strategic alliance arrangements. If these plans are successful, the Company intends to aggressively pursue sales of these products which could require the Company to invest in the building up of inventories of finished goods and invest in capital equipment (assembly and test) to replace older generation equipment and to support new product manufacturing. Any financing necessary to fund these initiatives could come from equipment leasing, among other financing alternatives. Despite its intentions, the Company cannot assure you that any of the above-described plans will be successful in increasing liquidity, reducing costs or improving sales.

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
●
Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.
●
Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.
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
●
We depend on the recruitment and retention of qualified personnel and our failure to attract and retain such personnel could seriously harm our business.
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
●
We cannot guarantee that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
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
●
We cannot guarantee that we will declare future cash dividend payments, nor repurchase any shares of our common stock pursuant to our stock repurchase program.
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
●
The COVID-19 pandemic may have a material adverse effect on our business, cash flows and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Disclosure under this item is not required as the registrant is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. In addition, any evaluation of the effectiveness of internal controls over financial reporting in future periods is subject to the risk that those internal controls may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer), Chief Operating Officer (principal operating executive) and the Interim Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 29, 2020. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework (1992)”, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of February 29, 2020 due to the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management determined that the following material weakness existed as of February 29, 2020:

●
The Company concluded that certain controls over accounting for work-in-process inventory did not operate with sufficient precision. This material weakness was first identified in the second quarter of fiscal year 2015. Due to the manual nature of the critical inventory accounting process, the work in process inventory is susceptible to material misstatements as there is a significant amount of costing performed in electronic spreadsheets of the Company’s work in process inventory. This weakness previously resulted in a material misstatement of work in process inventory and as a result has impacted other financial statement areas including total assets, cost of sales and net income. This control deficiency, if not remediated, could result in a future misstatement of the valuation of work in process inventory.
●
Failure in the design and operation of controls over the review and approval of journal entries at a sufficient level of precision.
●
Lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews

This Management’s Report of Internal Control over Financial Reporting does not include an attestation report of our independent registered public accounting firm due to the exemption provisions established by the Securities and Exchange Commission for smaller reporting companies.

As of February 29, 2020, the Company’s Management has implemented the following measures to remediate the internal control deficiency:

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

Additionally, the Company now performs quarterly cycle counts compared to semi-annual cycle counts performed in prior years.

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

Solitron Devices, Inc.
[DATE]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Solitron Devices, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Solitron Devices, Inc. (the “Company”) as of February 28, 2019 and February 29, 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and February 29, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2020.
Houston, Texas
[DATE]

SOLITRON DEVICES, INC.
 BALANCE SHEETS
AS OF FEBRUARY 29, 2020 AND FEBRUARY 28, 2019
(in thousands)

	February 29, 2020	February 28, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,332	$394
Marketable securities	164	79
Accounts receivable	1,379	1,829
Inventories, net	2,870	3,958
Prepaid expenses and other current assets	118	156
TOTAL CURRENT ASSETS	5,863	6,416

Property, plant and equipment, net	405	517
Operating lease right-of-use asset	723	-
Other assets	45	47
TOTAL ASSETS	$7,036	$6,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$269	$634
Customer deposits	53	5
Operating lease liability	417	-
Accrued expenses and other current liabilities	437	443
TOTAL CURRENT LIABILITIES	1,176	1,082

Operating lease liability, net of current	377	-
TOTAL LIABILITIES	1,553	1,082

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,062,949 shares outstanding, net of 508,314 treasury shares at February 29, 2020; 1,901,959 shares outstanding, net of
669,304 treasury shares at February 28, 2019	21	19
Additional paid-in capital	1,834	1,834
Retained Earnings	5,109	5,806
Less treasury stock	(1,481)	(1,761)
TOTAL STOCKHOLDERS’ EQUITY	5,483	5,898

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,036	$6,980

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019
(In thousands except for share and per share amounts)

	2020	2019

Net sales	$9,237	$9,378
Cost of sales	7,762	7,987

Gross profit	1,475	1,391

Selling, general and administrative expenses	2,104	2,737

Operating loss	(629)	(1,346)

Other income (loss)
Interest Income	1	8
Dividend Income	9	-
Realized gain (loss) on investments	(28)	(46)
Unrealized gain (loss) on investments	41	(60)
Other, net	-	4
Total other income (loss)	23	(94)

Net loss	$(606)	$(1,440)

Net loss per common share-basic and diluted	$(0.30)	$(0.76)

Weighted average common shares outstanding - basic and diluted	2,010,168	1,901,955

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019
(In thousands, except for number of shares)

	Common Stock			Additional	Treasury Stock
	Number	Treasury		Paid-in		Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2018	2,571,234	(669,284)	$19	$1,834	$(1,761)	$7,246	$7,338

Adjustment to true up shares to Transfer Agent	29	-	-	-	-	-	-
Purchase of Treasury Stock	-	(20)	-				-
Net loss	-	-	-	-	-	(1,440)	(1,440)

Balance, February 28, 2019	2,571,263	(669,304)	$19	$1,834	$(1,761)	$5,806	$5,898

						(91)	(91)
Stock based Compensation	-	161,000	2	-	280	-	282
Repurchase of Shares	-	(10)	-	-	-	-	-
Net loss	-	-	-	-	-	(606)	(606)

Balance, February 29, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,109	$5,483

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019
(in thousands)

	2020	2019

Net loss	$(606)	$(1,440)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	220	215
Operating lease expense	358	-
Net realized and unrealized losses (gains) on investments	(13)	106
Stock based compensation	282	-
Changes in Operating Assets and Liabilities:
Accounts receivable	450	(470)
Inventories	1,088	(35)
Operating lease liabilities	(379)	-
Prepaid expenses and other current assets	38	20
Other assets	2	96
Accounts payable	(364)	(258)
Customer deposits	48	(30)
Accrued expenses and other current liabilities	(6)	(76)
Net cash provided by (used in) operating activities	1,118	(1,872)

Investing activities
Proceeds from sale of securities	73	343
Purchases of securities	(145)	(150)
Purchases of property and equipment	(108)	(142)
Net cash provided by (used in) investing activities	(180)	51

Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	938	(1,821)
Cash and cash equivalents - beginning of the year	394	2,215
Cash and cash equivalents - end of period	$1,332	$394

Non-cash transactions
Capitalization of ROU asset and liability	1,081	-

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS

1.
BUSINESS DESCRIPTION

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market accounts.

Investment in Securities
Investment in Securities includes investments in common stocks and bonds. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.

The following table summarizes the Company's available-for-sale investments (in 000’s):

February 29, 2020		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$155	$16	$(7)	$164

February 28, 2019		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$115	$-	$(36)	$79

At February 29, 2020 and February 28, 2019, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

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

The Company’s securities are subject to level 1 fair value measurement.

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances using an allowance amount.

Shipping and Handling
Shipping and handling costs billed to customers are recorded in net sales. Shipping costs incurred by the Company are recorded in cost of sales.

Inventories
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the “first-in, first-out” (FIFO) method. The Company buys raw material only to fill customer orders. Excess raw material is created only when a vendor imposes a minimum quantity buy in excess of actual requirements. Such excess material will usually be utilized to meet the requirements of the customer’s subsequent orders. If excess material is not utilized after two fiscal years it is fully reserved. Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities. The Company maintains a three inch wafer fab which procures raw wafers and produces finished wafers based on management’s estimates of projected future demand. Finished wafers are considered work-in-process since they are usable for many years, and in some circumstances can be used on more than one finished product depending on customer parameters.

The Company does not classify a portion of inventories as non-current since we cannot reasonably estimate based on the length of our operating cycle which items will or will not be used within twelve months.

The Company’s inventory valuation policy is as follows:

Raw material /Work in process:
All material acquired or processed in the last two fiscal years is valued at the lower of its acquisition cost or net realizable value, except for wafers which function under a three- year policy. All material not used after two fiscal years is fully reserved for except wafers which are reserved for after three years. Finished wafers produced in our wafer fab are stored in the wafer bank and are considered work-in-process. Raw material in excess of five years’ usage that cannot be restocked, and slow-moving work in process are reserved for.

Finished goods:
All finished goods with firm orders for later delivery are valued (material and overhead) at the lower of cost or net realizable value. All finished goods with no orders are fully reserved.

Direct labor costs:
Direct labor costs are allocated to finished goods and work in process inventory based on engineering estimates of the amount of man-hours required from the different direct labor departments to bring each device to its particular level of completion. Manufacturing overhead costs are allocated to finished goods and work in process inventory as a ratio to direct labor costs.

Property, Plant, Equipment, and Leasehold Improvements
Property, plant, and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs that do not extend their expected life are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the lives of the related assets:

Leasehold Improv ements	10 years
Machinery and Equipment	5 years

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of February 29, 2020, and February 28, 2019, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $863,000 at February 29, 2020 and $29,000 at February 28, 2019. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Revenue Recognition
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU replaces most existing revenue recognition guidance in the United States. The standard permits the use of either the full retrospective or modified retrospective transition method.

Based on a review of its customer contracts, the Company has determined that revenue on the majority of its customer contracts will continue to be recognized at a point in time, generally upon shipment of products, consistent with the Company’s historical revenue recognition model.

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, the Company applied the following steps:

1. Identify the contract(s) with a customer.

The Company designs, develops, manufactures and markets solid-state semiconductor components and related devices. The Company’s products are used as components primarily in the military and aerospace markets.

The Company’s revenues are from purchase orders and/or contracts with customers associated with manufacture of products. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

2. Identify the performance obligations in the contract.

The majority of the Company’s purchase orders or contracts with customers contain a single performance obligation, the shipment of products.

3. Determine the transaction price.

The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer at a fixed price per unit shipped based on the terms of the contract or purchase order with the customer. To the extent our actual costs vary from the fixed price that was negotiated, we will generate more or less profit or could incur a loss.

4. Allocate the transaction price to the performance obligations in the contract.

5. Recognize revenue when (or as) the Company satisfies a performance obligation.

This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. The Company receives purchase orders for products to be delivered over multiple dates that may extend across reporting periods. The Company accounting policy treats shipping and handling activities as a fulfillment cost. The Company invoices for each delivery upon shipment and recognizes revenues at the fixed price for each distinct product delivered when transfer of control has occurred, which is generally upon shipment.

In addition, the Company may have a contract or purchase order to provide a non-recurring engineering service to a customer. These contracts are reviewed and performance obligations are determined and we recognize revenue at the point in time in which each performance obligation is fully satisfied.

Effective January 1, 2018, we adopted Topic 606. Since all open contracts at that time were based on a point-in-time recognition model for revenue, there was no impact to retained earnings or revenue. The future impact of Topic 606 is dependent on the mix and nature of specific customer contracts.

We recognize revenue on sales to distributors when the distributor takes control of the products ("sold-to" model).  We have agreements with distributors that allow distributors a limited credit for unsaleable products, which we refer to as a "scrap allowance." Consistent with industry practice, we also have a "stock, ship and debit" program whereby we consider requests by distributors for credits on previously purchased products that remain in distributors' inventory, to enable the distributors to offer more competitive pricing.  We have contractual arrangements whereby we provide distributors with protection against price reductions initiated by us after product is sold by us to the distributor and prior to resale by the distributor. In addition, we have a termination clause in one of our distributor agreements that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement.

We recognize the estimated variable consideration to be received as revenue and record a related accrued expense for the consideration not expected to be received, based upon an estimate of product returns, scrap allowances, "stock, ship and debit" credits, and price protection credits that will be attributable to sales recorded through the end of the period.  We make these estimates based upon sales levels to our customers during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs. Our estimates require the exercise of significant judgments.  We believe that we have a reasonable basis to estimate future credits under the programs.

Related Party Transactions
The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the fiscal year ended February 29, 2020, the Company purchased $58,395 of die from ES Components. For the fiscal year ended February 28, 2019, the Company purchased $209,979 of die from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the fiscal year ended February 29, 2020 sales were $0. For the fiscal year ended February 28, 2019 sales were $10,560.

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

On December 22, 2017, President Trump signed into law the legislation generally known as the Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward and a deemed repatriation transition tax. In accordance with ASC 740, “Income Taxes”, the impact of a change in tax law is recorded in the period of enactment. Refer to Note 6 for additional information on income taxes.

Net Loss Per Common Share
Net loss/income per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no potentially dilutive securities outstanding during the fiscal years ended February 28, 2019 and February 29, 2020, therefore there is no effect from dilution on earnings per share.

Impairment of long-lived assets
Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with ASC Subtopic 360-10, "Property, Plant and Equipment – Overall," impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Financial Statement Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and the differences could be material. Such estimates include revenue recognition, stock-based compensation, depreciable life of property and equipment, accounts receivable allowance, deferred tax valuation allowance, and allowance for inventory obsolescence.

Stock based compensation
The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options occurred during the year ended February 29, 2020 or February 28, 2019.

Recent Accounting Pronouncements
In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) which requires that inventory within the scope of this update, including inventory stated at average cost, be measured at the lower of cost and net realizable value. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016. Early application of the ASU is permitted. The adoption of ASU 2015-11 did not impact the Company’s financial position for the fiscal year ended February 28, 2019.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and the International Accounting Standards Board ("IASB") issued IFRS 15, Revenue from Contracts with Customers.

Jointly issued by the FASB and the IASB, the revenue recognition standard will supersede virtually all existing revenue recognition guidance in US GAAP and IFRS. The intent of the new standard is to replace the existing guidance with a single industry-neutral revenue recognition model that will reduce complexity and increase financial statement comparability across companies and industries. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The adoption of ASU 2014-09 on March 1, 2017 did not have a material impact on the financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. ASU No. 2018-10, Codification Improvements to Topic 842, Leases. and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the income statement. The Company adopted ASU No. 2016-02 effective March 1, 2019 using the modified retrospective method. See Note 12 to the consolidated financial statements for further details.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of fiscal 2022. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements.

3. REVENUE RECOGNITION

As of February 29, 2020, and February 28, 2019, sales returns and allowances accrual activity is shown below:

	February 29, 2020	February 28, 2019
Beginning Balance	$88,000	$64,000
Accrued Allowances	38,000	24,000
Ending Balance	$126,000	$88,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement. As of February 29, 2020, and February 28, 2019, the inventory balance at that distributor was $1,387,000 and $1,049,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributor, current and projected market conditions, and historical experience under the program, we believe it is highly unlikely that the distributor would exercise termination. Should it occur, we believe the products could be sold to other distributors or held in inventory for future sale.

The Company warrants that its products, when delivered, will be free from defects in material workmanship under normal use and service. The obligations are limited to replacing, repairing, or reimbursing for, at the option of the Company, any products that are returned within one year after the date of shipment. The Company does not reserve for potential warranty costs based on historical experience and the nature of its cost tracking system.

4. INVENTORIES

As of February 29, 2020, and February 28, 2019, inventories, net of reserves, consist of the following:

	February 29, 2020	February 28, 2019
Raw Materials	$766,000	$1,326,000
Work-In-Process	2,058,000	2,616,000
Finished Goods	46,000	16,000
Totals	$2,870,000	$3,958,000

Wafer related inventory, which includes raw wafers, work-in-process wafers, and wafer bank (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $1,239,000 as of February 29, 2020 and $1,822,000 as of February 28, 2019. Wafer production was temporarily curtailed during fiscal 2020 due to implementation of an improvement plan, which was completed in the first quarter of fiscal 2021. As of February 29, 2020, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2016 and 2019. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. PROPERTY, PLANT AND EQUIPMENT

As of February 29, 2020, and February 28, 2019, property, plant, and equipment consist of the following:

	February 29, 2020	February 28, 2019
Leasehold Improvements	$287,000	$287,000
Motor Vehicles	70,000	70,000
Computer Equipment	27,000	26,000
Machinery and Equipment	3,910,000	3,804,000
Subtotal	4,294,000	4,187,000
Less: Accumulated Depreciation and Amortization	(3,889,000)	(3,670,000)
Net Property, Plant and Equipment	$405,000	$517,000

Depreciation and amortization expense was $220,000 and $215,000 for the fiscal years ended February 29, 2020 and February 28, 2019, respectively, and is included in cost of sales in the accompanying statements of operations.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 29, 2020, and February 28, 2019, accrued expenses and other current liabilities consist of the following:

	February 29, 2020	February 28, 2019
Payroll and related employee benefits	$303,000	$339,000
Legal fees	-	5,000
Property and Sales taxes	8,000	9,000
Return Allowance	126,000	88,000
Other liabilities	-	2,000
Totals	$437,000	$443,000

7. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended February 29, 2020 and February 28, 2019.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 29, 2020 and February 28, 2019 is as follows:

	2020		2019
Net Income/(Loss) Before Taxes	(606,000)		(1,440,000)

Provision/(Benefit) at statutory rate	(127,000)	21.0%	(302,000)	21.0%
State Tax Provision/(Benefit) net of federal benefit	(15,000)	2.5%	77,000	-5.3%
Permanent Book/Tax Differences	27,000	-4.5%	1,000	-0.1%
Change in Valuation Allowance	138,000	-22.8%	225,000	-15.6%
Other	(19,000)	3.1%	-	0.0%
Income Tax Provision / (Benefit)	-		-
Effective income tax rate	0.00%		0.00%

Total net deferred taxes are comprised of the following at February 29, 2020 and February 28, 2019:

Deferred Tax Asset (Liability):	2020	2019
Accrued Liabilities	$44,177	$52,854
Inventory Allowance	1,339,208	1,187,129
Section 263A Capitalized Costs	59,095	155,400
Net Operating Loss Carryforwards	2,865,302	2,797,245
Other	33	18,579
Depreciation	(18,952)	(27,213)
Total Deferred Tax Assets (Liabilities)	4,321,802	4,183,994
Valuation allowance	(4,321,802)	(4,183,994)
	$-	$-

A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $4,321,802 and $4,183,994 for the years ended on February 29, 2020 and February 28, 2019 respectively, is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act could impact the 2019 income tax provision computations of the Company and will be reflected in the period of enactment (tax year 2020). The CARES Act, among other things, contains modifications on the limitation of business interest expense under Section 163(j), allow for NOL carryovers and carrybacks to offset 100% of taxable income for taxable years before 2021, and includes a technical correction to the TCJA with respect to Qualified Improvement Property ("QIP") where such property has a 15-year recovery period for purposes of the general depreciation system of Section 168(a). The Company has evaluated the impact of the CARES Act, and it believes that none of the modifications or tax law changes will result in any material benefit.

As of February 29, 2020, the Company estimates it has approximately $11.8 million of Federal and $11 million of state net operating loss (“NOL”) carryforwards as compared to $11.2 million of Federal and $10.8 million of state net operating loss carryforwards as of February 28, 2019. Of the Federal NOL carryforwards, $0 expired in 2020 and the remaining balance will expire between 2022 and 2040. Of the state NOL carryforwards, $0 expired in 2020, and the remaining balance will expire between 2022 and 2040. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code), substantial changes in the Company’s ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. A formal Section 382 study has not been completed to determine if an ownership change has occurred and if its net operating losses are subject to an annual limitation. Such annual limitations could affect the utilization of NOL and tax credit carryforwards in the future.

The Federal net operating loss carryforwards will expire as follows:

Federal Net Operating Loss Carryforward expirations:
Fiscal Year Ending February 28/29	Amount
2022	$1,253,000
2023	1,248,000
2029	7,514,000
2037	322,000
2038	187,000
2039	986,000
2040	285,000
Total	$11,795,000

8. STOCK OPTIONS

There are no stock options outstanding and no options have been granted during the fiscal years ended February 29, 2020 and February 28, 2019 under the Company’s 2019 Stock Incentive Plan.

9. EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Profit Sharing Plan allows for matching and discretionary employer contributions. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 29, 2020 and February 28, 2019.

10. DISAGGREGATION OF REVENUES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the fiscal years ended February 29, 2020 and February 28, 2019 are as follows:

Geographic Region	February 29, 2020	February 28, 2019
Europe and Australia	$-	$-
Canada and Latin America	21,000	28,000
Far East and Middle East	1,000	31,000
United States	9,215,000	9,319,000
Totals	$9,237,000	$9,378,000

Revenues from domestic and export sales are attributed to global geographic regions according to the location of the customer’s primary manufacturing or operating facilities.

For the fiscal years ended February 29, 2020 and February 28, 2019, approximately 78% and 76%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 22% and 24%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Sales to the Company's top two customers accounted for 70% of net sales for the year ended February 29, 2020 as compared with 78% of the Company's net sales for the year ended February 28, 2019. Sales to Raytheon Technologies Corporation accounted for approximately 52% of net sales for the year ended February 29, 2020 and 60% for the year ended February 28, 2019. Sales to the second largest customer, USI Electronics, accounted for 18% of net sales for the years ended February 29, 2020 and February 28, 2019.

11. MAJOR SUPPLIERS

For the year ended February 29, 2020, purchases from the Company’s top supplier, Egide USA accounted for 18% of the Company's total purchases of production materials, and all other suppliers were individually less than 10% of purchases. For the year ended February 28, 2019, purchases from the Company’s top supplier, CPS Technologies Corp. accounted for 21% of the Company's total purchases of production materials, Egide USA accounted for 11% of the Company’s total purchases of production materials, and all other suppliers were individually less than 10% of purchases.

12. COMMITMENTS AND CONTINGENCIES

Operating leases:

On October 1, 2014, the Company extended its current lease with its landlord, CF EB REO II LLC, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407 (the “Lease”). The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, which is the current landlord as the Lease was assigned to them. The term of the Lease ends on December 31, 2021. The base rent provided in the Lease is $31,555 per month, excluding sales tax. The Company has the option to extend the term of the Lease for an additional five years beginning on January 1, 2022 and ending on December 31, 2026.

Commencing on January 1, 2016 and on the first day of January of every subsequent year, the base rent will be increased to compensate for changes in the cost of living, provided that in no event will the base rent be increased by less than three percent nor more than five percent annually.

We adopted ASU No. 2016-02—Leases (Topic 842), as amended, as of March 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach.

Adoption of the new standard resulted in the recording of an additional net operating lease right-of-use asset of approximately $1,081,000 and an operating lease liability of approximately ($1,172,000), as of March 1, 2019. The ($91,000) difference between the additional lease assets and lease liabilities was recorded as an adjustment to retained earnings. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The standard did not materially impact our equity and had no impact on cash flows.  The Company does not have any finance leases.

As our lease does not provide an implicit interest rate, we estimated a current borrowing rate of 6.25% in determining the present value of lease payments.

The balance sheet classification of lease assets and liabilities were as follows:

Balance Sheet Classification	February 29, 2020
Assets
Operating lease right-of-use assets, March 1, 2019	$1,081,000
Amortization for the fiscal year ended February 29, 2020	(358,000)
Total operating lease right-of-use asset, February 29, 2020	$723,000
Liabilities
Current
Operating lease liability, short-term	$417,000
Non-current
Operating lease liability, long-term	377,000
Total lease liabilities	$794,000

Future minimum lease payments, excluding Florida sales tax, as of February 29, 2020 under non-cancelable operating leases are as follows:

Fiscal Year Ending February 28	Amount
2021	454,000
2022	388,000
Total Future Undiscounted Cash Flows	$842,000
Less Imputed Interest to be recognized in lease expense	48,000
Operating Lease Liabilities, as reported	$794,000

Actual rent expense paid for the fiscal years ended February 29, 2020 and February 28, 2019 including Florida sales tax was approximately $472,000 and $456,000, respectively.

13. STOCKHOLDERS’ EQUITY

The Board of Directors has authorized a stock repurchase program of up to $1.0 million of its outstanding common stock Purchases under the program may be made through the open market or privately negotiated transactions as determined by the Company’s management, and in accordance with the requirements of the Securities and Exchange Commission. The timing and actual number of shares repurchased will depend on variety of factors including price, corporate and regulatory requirements and other conditions.

During the fiscal year ended February 28, 2019 the Company repurchased 20 shares of common stock and was notified by its transfer agent that an adjustment increasing outstanding shares of common stock by 29 shares was necessary. During the fiscal year ended February 29, 2020 the Company repurchased 10 shares of common stock.

On June 28, 2019 the Board approved restricted stock grants totaling 161,000 shares: 120,000 shares to COO and President Mark Matson, 15,000 shares to CEO Tim Eriksen, 8,000 shares to Board Chairman David Pointer, and 6,000 shares each to Directors John Chiste, Dwight Aubrey, and Charles Gillman. Fair value was approximately $282,000 based on then current price of $1.75 per share.

14. SUBSEQUENT EVENTS

In June 2020 the Company repurchased 2,493 shares at a total cost of $5,734, or $2.30 per share.

On July 21, 2020, the Company executed a promissory note in favor of Bank of America, N.A. (the "Lender") for an unsecured $807,415 loan under the Paycheck Protection Program (the “PPP Loan”). The Company received the proceeds of the PPP Loan on July 23, 2020.

On November 13, 2020, the Company granted Mr. Eriksen and Mr. Matson the option to receive half of their bonuses in shares instead of cash, which both elected. Mr. Eriksen received 7,669 shares and Mr. Matson received 15,337 shares. Shares were issued under the 2019 Stock Incentive Plan.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.
CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 29, 2020 due to the material weakness described above under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the year ended February 29, 2020.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced above under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the fourth quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information concerning the current directors:

Name	Age	Positions with the Company	Class	Year Term Expires and Class(4)
Tim Eriksen	52	Chief Executive Officer, Interim Chief Financial Officer and Director	Class II	2018
Dwight P. Aubrey(1)(2)	74	Director	Class I	2017
John F. Chiste(1)(3)	64	Director	Class I	2017
David W. Pointer(2)(3)	50	Chairman	Class II	2018
Charles Gillman(2)(3)	50	Director	Class III	2019
________________
(1)
Member of the Audit Committee.
(2)
Member of the Compensation Committee.
(3)
Member of the Nominating Committee.
(4)
The last annual meeting of stockholders was held on August 26, 2016.

Tim Eriksen

Mr. Eriksen was elected a director on August 4, 2015. Mr. Eriksen served as a member of the Audit Committee from October 14, 2015 through July 22, 2016 when he resigned from the Audit Committee and was named Chief Executive Officer and Interim Chief Financial Officer. Mr. Eriksen was appointed Chief Executive Officer and Interim Chief Financial Officer of the Company on July 22, 2016. Mr. Eriksen founded Eriksen Capital Management LLC ("ECM"), a Lynden, Washington based investment advisory firm, in 2005. Mr. Eriksen is the Managing Member of ECM and Cedar Creek Partners LLC ("CCP"), a hedge fund founded in 2006 that focuses primarily on micro-cap and small cap stocks. Prior to founding ECM, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks. Earlier in his career, Mr. Eriksen worked for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen received a B.A. from The Master’s University and an M.B.A. from Texas A&M University. Mr. Eriksen was appointed as a director and member of the Audit Committee of Novation Companies Inc. on April 12, 2018, and elected a director of TSR Inc. on October 22,2019, and appointed to the Audit, Nominating, Compensation, and Special Committee on December 30, 2019.

The Company believes that Mr. Eriksen’s extensive financial expertise, including knowledge of unlisted micro-cap companies and capital allocation, and his role as an officer of one of the Company's largest institutional stockholders highly qualifies him to serve as a member of the Board of Directors.

Dwight P. Aubrey

Mr. Aubrey was appointed a director on January 12, 2015. Mr. Aubrey also serves as Chairman of the Compensation Committee and a member of the Audit Committee. Mr. Aubrey served as the President of ES Components LLC, a franchised distributor for wire bondable die and surface mountable components used by hybrid and semiconductor component manufacturers, from1981 through 2017. Since 2017, Mr. Aubrey has been a consultant for new business development at ES Components. An immediate family member of Mr. Aubrey is the majority owner of ES Components, and Mr. Aubrey is a minority owner. Mr. Aubrey also served as the President and Owner of Compatible Components, Inc., a manufacturer's representative company supplying microelectronic components, from 1979 until 2005 when he elected to close the business due to the growth of ES Components. Mr. Aubrey received an Associate of Arts in Business Administration from Central N.E. College in 1975.

The Company believes that Mr. Aubrey's extensive operational and business background in semiconductor component manufacturing highly qualifies him to serve as a member of the Board of Directors.

John F. Chiste

Mr. Chiste was appointed a director on January 12, 2015. Mr. Chiste also serves as Chairman of the Audit Committee and a member of the Nominating Committee. Mr. Chiste has served as the Chief Financial Officer of Encore Housing Opportunity Fund I, Fund II, Fund III and Rescore Property Corp., a group of private equity funds with assets under management in excess of $1.0 billion focused on acquiring opportunistic and distressed residential real estate primarily in Florida, Texas, Arizona and California, since 2010. Mr. Chiste was a director and Chairman of the Audit Committee of Forward Industries, Inc., a Nasdaq listed manufacturer and distributor of specialty and promotional products, primarily for hand held electronic devices, from February 2008 through January 2015. Mr. Chiste has also served since 2005 as Chief Financial Officer of the Falcone Group which owns a diversified real estate portfolio of companies. Mr. Chiste previously served as Chief Financial Officer of Bluegreen Corporation, a NYSE listed developer and operator of timeshare resorts, residential land and golf communities, from 1997 until 2005. He also served as Chief Financial Officer of Computer Integration Corp., a Nasdaq listed provider of information products and services, from 1992 until 1997. From 1983 until 1992, Mr. Chiste served as a Senior Manager with Ernst & Young LLP, a nationally recognized accounting firm. Mr. Chiste received a Bachelor of Business Administration in Accounting from Florida Atlantic University in Boca Raton. Mr. Chiste is a licensed Certified Public Accountant in the State of Florida.

The Company believes that Mr. Chiste's extensive financial and accounting experience highly qualifies him to serve as a member of the Board of Directors.

David W. Pointer

Mr. Pointer was elected a director on August 4, 2015. Mr. Pointer was named Chairman of the Board on July 22, 2016, and also serves as a member on the Nominating Committee and Compensation Committee. On March 27, 2018, Mr. Pointer was appointed to serve as Chief Executive Officer and Chairman of the Board of Novation Companies Inc. On August 12, 2020 the Board of Novation separated the CEO and Chairman roles, with Mr. Pointer remaining CEO. Mr. Pointer is the founder and managing partner of VI Capital Management, LLC (“VICM”). VICM was founded on January 1, 2008, and is the general partner for VI Capital Fund, LP, a value oriented investment limited partnership. Prior to founding VICM, Mr. Pointer served as Senior Vice President and Senior Portfolio Manager for ICM Investment Management (“ICM”). Prior to ICM, Mr. Pointer served as a Portfolio Manager for Invesco, Inc., where he worked with a senior partner in managing two mutual funds with assets in excess of $15 billion. Mr. Pointer has been a member of the Board of Directors of CompuMed, Inc., a healthcare services company, since January 2014 (and has served as Chairman of the Board since November 2014). From September 2014 to June 2015, he was a member of the Board of Directors of ALCO Stores, Inc., a publicly traded retailer in liquidation under the provisions of Chapter 11 of Title 11 of the United States Code. Mr. Pointer has an M.B.A. from the University of Pennsylvania and holds the Chartered Financial Analyst designation.

The Company believes that Mr. Pointer’s experience as a director at other companies and his ability to relate to the broader investment community highly qualifies him to serve as a member of the Board of Directors.

Charles Gillman

Mr. Gillman was appointed a director on July 22, 2016. Mr. Gillman was elected as a director by shareholders on August 26, 2016. Mr. Gillman also serves as Chairman of the Nominating Committee, and a member of the Compensation Committee. The appointment of Mr. Gillman was a result of both mutual business interest and discussions between the Board and Novation Companies, Inc. regarding the avoidance of a proxy contest. In return for Novation Companies, Inc. agreeing to not pursue a proxy contest at the Company’s 2016 Annual Meeting of Stockholders, the Board agreed to appoint Mr. Gillman as a Class III director, nominate him for re-election at the 2016 Annual Meeting of Stockholders and reimburse the reasonable expenses incurred to date by Novation Companies, Inc. regarding a potential proxy contest at the 2016 Annual Meeting of Stockholders.

Mr. Gillman, is the Owner and Executive Managing Director of the IDWR Multi-Family Office (the "IDWR"), a position he has held since 2013. The IDWR employs a team of analysts with expertise in finding publicly traded companies that require operational enhancement and an improvement in corporate capital allocation. From 2001 to 2013, Mr. Gillman was a portfolio manager of certain family office investment portfolios at Nadel and Gussman, LLC. Prior to his employment at Nadel and Gussman, Mr. Gillman worked in the investment industry and as a strategic management consultant at McKinsey & Company, where he gained experience designing operational turnarounds of U.S. and international companies. Mr. Gillman currently serves on the board of directors of Digirad Corporation, Hill International, and Points International. Additionally, Mr. Gillman previously served on the board of directors of the following companies during the last five years: Hooper Holmes, Inc., Datawatch Corporation, Novation Companies Inc., Digirad, Hill International, and Points International. Mr. Gillman is a Summa Cum Laude graduate of the Wharton School and a Director of the Penn Club of New York which serves as the Manhattan home of the Wharton and Penn alumni community.

The Board believes that Mr. Gillman’s significant experience designing operational turnarounds of companies, as a successful portfolio manager and his mergers and acquisition experience highly qualifies him to serve as a member of the Board of Directors.

Executive Officers

Our executive officers are Tim Eriksen and Mark W. Matson. Mr. Eriksen's position with the Company, his age and his biographical and business experience appear above under the caption "Board of Directors."

Mark W. Matson

Mr. Matson, age 60, was appointed President and Chief Operating Officer on July 22, 2016. Mr. Matson served as a consultant to the Company from May 2016 through July 2016. Prior to working as a consultant to the Company, Mr. Matson provided consulting services from March 2012 to May 2016 through Avlet, Denali Advanced Integration and Tuxedo Technologies with respect to manufacturing supply chain issues and systems and software issues related to security and processes at global manufacturing plants. Mr. Matson served as the Chief Operating Officer and Vice President of Operations at YSI, a maker of environmental monitoring instruments, sensors, software, systems and data collection platforms, from December 2010 to March 2012. Mr. Matson served as the Vice President of Global Operations and Engineering for Rockford Corporation, a company that designed, sourced and distributed high performance mobile audio products, from January 2006 to December 2010. Prior to joining Rockford Corporation, Mr. Matson was the General Manager and Chief Operations Officer for Benchmark Electronics' Division in Redmond, Washington from 2003 through 2005. Mr. Matson was a Vice President at Advanced Digital Information Corporation from 1998 to 2003 and prior to that at Interpoint Corporation. Mr. Matson has more than 20 years of operations experience.

Mr. Matson graduated with honors with a B.A. from California State University, Bakersfield.

Legal/Disciplinary History

Below is a summary of a consent order from the State of Washington Department of Financial Institutions, Securities Division that one of our directors was subject to and an SEC administrative order that one of our directors was subject to.

V.I. Capital Management, LLC (“V.I. Capital”) and Chairman of the Board David W. Pointer are subject to a consent order (the “Consent Order”) from the State of Washington Department of Financial Institutions, Securities Division, dated March 12, 2018 (Order Number S-16-2093-17-CO01), relating to alleged breaches of their fiduciary duty as investment advisors to their clients, including (i) failure to disclose certain conflict of interest stemming from Mr. Pointer’s service on the Boards of Directors of CompuMed and Solitron Devices, Inc., (ii) pledging V.I. Capital investment fund assets as collateral for a line of credit for CompuMed, Inc. and failing to disclose such pledge to V.I. Capital’s year-end auditor, and (iii) failure to timely distribute audited financial statements and a final fund audit to investors. As conditions of the Consent Order, V.I. Capital and Mr. Pointer agreed to (i) cease and desist from violating the Securities Act of 1933, (ii) pay a fine of $10,000 and (iii) pay costs of $2,500. Mr. Pointer also agreed that he will not be a principal, officer or owner of an investment adviser or broker-dealer for 10 years following the entry of the Consent Order, but he may apply for a securities salesperson or investment adviser representative registration with an acceptable plan of supervision.

Company director Charles M. Gillman is subject to an SEC administrative order, dated February 14, 2017 (Securities Exchange Act Release No. 80038), relating to alleged violations of Section 13(d) of the Exchange Act and the rules promulgated thereunder, including failing to disclose the members of a stockholder group, and further allegations that he violated Section 16(a) of the Exchange Act and the rules promulgated thereunder, including failing to timely file initial statements of beneficial ownership on Form 3 and changes thereto on Form 4. Without admitting or denying any violations, Mr. Gillman agreed to cease and desist from committing or causing any violations of (i) Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder and (ii) Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 promulgated thereunder, and paid a civil penalty to the SEC in the amount of $30,000.

Other than as described above, our directors and executive officers have not been convicted or named in a pending criminal proceeding (excluding traffic and other minor offenses), or subject to any judgment, order or legal proceeding of the nature described in Item 401(f) of Regulation S-K.

Committees

The standing committees of the Board of Directors are the Audit Committee, the Compensation Committee and the Nominating Committee.

Audit Committee

The Audit Committee consists of Messrs. Chiste (Chairman), and Aubrey. The Board of Directors has determined that the members of the Audit Committee are independent pursuant to the Nasdaq Rules. The Company’s Audit Committee generally has responsibility for appointing, overseeing and approving the compensation of our independent certified public accountants, reviewing and approving the discharge of our independent certified public accountants, reviewing the scope and approach of the independent certified public accountants’ audit, reviewing our audit and control functions, approving all non-audit services provided by our independent certified public accountants and reporting to our full Board of Directors regarding all of the foregoing. Additionally, our Audit Committee provides our Board of Directors with such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. The Company has adopted an Audit Committee Charter, a copy of which is published on the Company’s web site at www.solitrondevices.com on the Investor Relations page. The Company has determined that the "audit committee financial expert" is Mr. Chiste.

Compensation Committee

The members of the Compensation Committee are Messrs. Aubrey (Chairman), Gillman and Pointer. The Board of Directors has determined that the members of the Compensation Committee are independent pursuant to the Nasdaq Rules. The responsibilities and duties of the Compensation Committee consist of, but are not limited to: reviewing, evaluating and approving the agreements, plans, policies and programs of the Company to compensate the officers and directors of the Company and otherwise discharging the Board of Directors’ responsibilities relating to compensation of the Company’s officers and directors. The Compensation Committee has determined that no risks exist arising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. During fiscal year 2020, the Compensation Committee did not retain a compensation consultant to review our policies and procedures with respect to executive compensation. The Company has adopted a Compensation Committee Charter, a copy of which is published on the Company's website, www.solitrondevices.com on the Investor Relations page.

Nominating Committee

The members of the Nominating Committee are Messrs. Gillman (Chairman), Chiste and Pointer.  The Board of Directors has determined that the members of the Nominating Committee are independent pursuant to the Nasdaq Rules.  The responsibilities and duties of the Nominating Committee consist of, but are not limited to:  developing and periodically reviewing the criteria used to evaluate the suitability of potential candidates for membership on the Board of Directors; identifying and evaluating potential director candidates and submitting to the Board of Directors the candidates for director to be recommended by the Board of Directors for election at each annual meeting and to be added by the Board of Directors at any other times due to expansions to the Board of Directors, director resignations or retirements, and candidates for membership on each committee of the Board of Directors; making recommendations to the Board of Directors regarding the size and composition of the Board of Directors and its committees; and receiving and evaluating any stockholder nominations for directors received in accordance with Article II, Section 12 of the Company's By-laws in the same manner the Nominating Committee would evaluate a nomination received from any other party. The Company has adopted a Nominating Committee Charter, a copy of which is published on the Company's website at www.solitrondevices.com on the Investor Relations page.

Communications with our Board of Directors

Any stockholder who wishes to send a communication to our Board of Directors should address the communication either to the Board of Directors or to the individual director c/o David W. Pointer, Chairman of the Board, Solitron Devices, Inc., 3301 Electronics Way, West Palm Beach, Florida 33407. Mr. Pointer will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to stockholders, to the functioning of the Board of Directors, or to the affairs of the Company.

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

The Board of Directors has established board candidate selection criteria to be applied by the Nominating Committee and by the full Board of Directors in evaluating candidates for election to the Board. These criteria include general characteristics, areas of specific experience and expertise and considerations of diversity. The criteria include the following:

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

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 29,2020, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were timely filed.

ITEM 11.
EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named executive officer for the fiscal years ended February 29, 2020 and February 28, 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Tim Eriksen, CEO, Interim CFO (1)	2020	$77,736	10,000	26,250	-	$113,986
	2019	72,000	-	-	-	72,000

Mark Matson, President, COO (2)	2020	200,000	20,000	210,000	35,756(3)	465,756
	2019	160,000	6,154	-	36,774(3)	202,928

(1)
Mr. Eriksen was appointed Chief Executive Officer and Interim Chief Financial Officer effective as of July 22, 2016. On June 28, 2019 the Company granted Mr. Eriksen a discretionary bonus of $10,000, a grant of 15,000 shares of common stock that were immediately vested (valued at $26,250 based on the $1.75 closing price of the common stock on the date of the grant), and effective July 1, 2019 Mr. Eriksen’s salary was increased from $72,000 to $80,000.

(2)
Mr. Matson was appointed President and Chief Operating Officer effective as of July 22, 2016. On June 28, 2019 the Company granted Mr. Matson a discretionary bonus of $20,000, a grant of 120,000 shares of common stock that were immediately vested (valued at $210,000 based on the $1.75 closing price of the common stock on the date of the grant), and retroactive to January 1, 2019 Mr. Matson’s salary was increased from $160,000 to $200,000.

(3)
Represents Life, Disability and Medical Insurance premiums, personal auto expenses, allocation of the company’s corporate housing, and cell phone. For the year ended February 29, 2020, Life, Disability and Medical Insurance premiums were $4,890, housing allocation was $7,964, car expenses were $21,638, and cell phone was $1,264. For the year ended February 28, 2019, Life, Disability and Medical Insurance premiums were $6,352, housing allocation was $8,400, car expenses were $20,537, and cell phone was $1,484.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the fiscal years ended February 29, 2020 and February 28, 2019.

Name and Principal Position	Year	Fees earned or paid in cash (1)	Stock awards (2)	Total
David W. Pointer, Chairman	2020	$41,000	$14,000	$55,000
	2019	36,000	-	36,000

Dwight P. Aubrey, Director	2020	29,000	10,500	39,500
	2019	24,000	-	24,000

John F. Chiste, Director	2020	31,000	10,500	41,500
	2019	26,000	-	26,000

Charles Gillman	2020	25,000	10,500	35,500
	2019	20,000	-	20,000

(1)
On June 28, 2019 the Company awarded each non-employee director a discretionary cash bonus of $5,000 in recognition of the significant work performed as members of the Board and committees and additional contributions and services provided to the Company.
(2) On June 28, 2019, the Company also awarded a grant of 6,000 shares of common stock that are immediately vested pursuant to the Plan to each non-employee director and a grant of 8,000 shares of common stock that are immediately vested pursuant to the Plan to the Chairman. Value of the grants were based on the closing market price of $1.75 per share on the grant date.

For the fiscal year ended February 29, 2020, and February 28, 2019 each director who is not employed by the Company receives $4,500 per quarter and the Chairman receives $9,000 per quarter. The Chairman of the Audit Committee (Mr. Chiste) receives $2,000 per quarter, the Compensation Committee Chairman (Mr. Aubrey) receives $1,500 per quarter and the Nominating Committee Chairman (Mr. Gillman) receives $500 per quarter.  Payments for each quarter are paid in advance. All out-of-pocket expenses incurred by a director for attending Board or committee meetings are reimbursed by the Company. Mr. Eriksen does not receive any additional compensation as a director.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of February 1, 2021 by (i) all directors, (ii) the named executive officers for the year ended February 29, 2020, (iii) all executive officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company’s outstanding common stock. Unless noted otherwise, the corporate address of each person listed below is 3301 Electronics Way, West Palm Beach, Florida 33407.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of common stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Shares(1)
Tim Eriksen	282,706(2)	13.6%

Mark Matson	157,091	7.5%

Dwight P. Aubrey	6,000	0.3%

John F. Chiste	6,000	0.3%

Charles Gillman	6,000	0.3%

David W. Pointer	90,054(3)	4.4%

All Executive Officers and Directors as a Group (6 persons)	524,845	26.3%

Olesen Value Fund L.P. 60 W. Broad Street, Suite 304 Bethlehem, Pennsylvania 18018	281,190(4)	13.5%

John Stayduhar 3597 Birdie Dr. Lake Worth, Florida 33467	185,000(5)	8.9%

Bossert Capital 729 N Washington Ave Suite 600 Minneapolis, Minnesota 55401	177,539(6)	8.5%

Wynden Capital Management, LLC 455 E. Paces Ferry Rd., Suite 344 Atlanta, Georgia 30305	130,710(7)	6.3%
________________

(1)
Based on 2,083,462 shares of our common stock outstanding as of February 1, 20210. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Act"); the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.
(2)
Represents 198,341 shares of common stock owned by Cedar Creek Partners LLC, an investment partnership, for which Eriksen Capital Management LLC ("ECM") is the Managing Member, 33,100 shares of common stock owned by managed accounts of ECM, and 51,265 shares of common stock owned solely by Mr. Eriksen. The respective owners of the managed accounts are responsible to vote the shares of common stock. By virtue of ECM's investment advisory agreement with the clients of ECM, Mr. Eriksen may be deemed to beneficially own the shares owned by Cedar Creek Partners and the managed accounts.
(3)
Represents 23,000 shares owned by Mr. Pointer and 67,054 shares of common stock owned by V.I. Capital Fund, LP, for which Mr. Pointer is the managing partner of V.I. Capital Fund LP and the founder and managing partner of V.I Capital Management, LLC, the general partner of V.I. Capital Fund, LP. Mr. Pointer disclaims beneficial ownership of the reported securities owned by V.I. Capital except to the extent of his pecuniary interest therein.
(4)
This information is based solely on the Form 5 filed on April 11, 2019. Olesen Value Fund L.P. ("OVF") is a private investment partnership existing under the laws of the State of Delaware. Olesen Capital Management LLC is the General Partner and Investment Advisor to OVF. Mr. Christian Olesen is the Managing Member of OVF and has the sole power to vote and dispose of the 281,190 shares of common stock.
(5)
This information is based solely on the Form 4 filed with the Securities and Exchange Commission on July 29, 2016.
(6)
This information is based solely on the Schedule 13G filed with the Securities and Exchange Commission on February 19, 2020.
 (7)
This information is based solely on the Schedule 13D filed on July 23, 2015. Wynden Capital Management, LLC ("Wynden") has sole voting power over 118,830 shares of common stock and sole dispositive power over 130,710 shares of common stock. The common stock reported in the Schedule 13D has been purchased and held for investment purposes on behalf of client accounts over which Wynden has sole discretionary investment power.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of outstanding options and our common stock that remains available for future issuance as of February 29, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	64,000(1)
Total	-	-	64,000

 (1)
Represents 64,000 shares of common stock available under the Solitron Devices, Inc. 2019 Stock Incentive Plan (the "2019 Plan") after the grants of 161,000 shares on June 28, 2019.

The 2019 Plan was created effective June 28, 2019 to enable the Company to attract, retain, reward and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the stockholders of the Company. Pursuant to the 2019 Plan, the Company may grant common stock, options, restricted stock, stock appreciation rights and stock based awards to eligible individuals. Pursuant to the 2019 Plan, the Company was authorized to grant incentive awards for up to 225,000 shares of common stock subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. All employees, officers, directors (employee or non-employee directors) of the Company were eligible to receive awards under the 2019 Plan.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the fiscal year ended February 29, 2020, the Company purchased $58,395 of die from ES Components. For the fiscal year ended February 28, 2019, the Company purchased $209,979 of die from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the fiscal year ended February 29, 2020 sales were $0. For the fiscal year ended February 28, 2019 sales were $10,560.

Director Independence

The Board of Directors is currently composed of the following five directors: Messrs. Aubrey, Chiste, Eriksen, Gillman and Pointer. The Board has determined that Messrs. Aubrey, Chiste, Gillman and Pointer all meet the criteria for independence specified in the Nasdaq Stock Market Marketplace Rules (the "Nasdaq Rules").

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees and Services

The following table sets forth the fees billed during fiscal 2020 and fiscal 2019 by MaloneBailey LLP (“MaloneBailey”). MaloneBailey is our independent certified public accountant retained for the combined audit of the fiscal years ended February 29, 2020 and February 28,2019. On October 2, 2019 Solitron's Board of Directors appointed MaloneBailey as the Company’s new independent registered public accounting firm.

	2020	2019
Audit Fees	$55,000(1)	$55,000(2)
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$55,000	$55,000
________________
(1)
For most of 2020 the Company had no auditor. The amounts for 2019 and 2020 are based on an equal split of the cost for the simultaneous audit of fiscal 2020 and 2019 that began after February 29, 2020.
(2)
During fiscal 2019, the Company was billed fees of $411,000 by BDO, our former auditor, in relation to the fiscal 2017 audit.

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by MaloneBailey and BDO for the years ended February 29, 2020 and February 28, 2019, respectively as described above.

PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the Index set forth on Page 20 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3) Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).
3.2	Amended and Restated By-Laws of Solitron Devices, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on July 27, 2016).
3.3
Certificate of Elimination of Series A Junior Participating Preferred Stock of Solitron Devices, Inc., dated May 12, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 18, 2017).

3.4
Certificate of Designation of Series A Junior Participating Preferred Stock of Solitron Devices, Inc., dated May 12, 2017 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on May 18, 2017).

4.1
Rights Agreement, dated as of May 12, 2017, between Solitron Devices, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on May 18, 2017).

23.1*	Consent of MaloneBailey LLP.
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

+Management contracts or compensatory plans, contracts or arrangements.
* Filed herewith.

** Furnished herewith

ITEM 16. Form 10-K Summary
The Company has elected not to include summary information

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: [DATE]	By:	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Eriksen	Chief Executive Officer	February 10, 2021
Tim Eriksen	and Interim Chief Financial Officer.

/s/ Dwight Aubrey	Director	February 10, 2021
Dwight Aubrey

/s/ John F. Chiste	Director	February 10, 2021
John F. Chiste

/s/ Charles Gillman	Director	February 10, 2021
Charles Gillman

/s/ David W. Pointer	Director	February 10, 2021
David W. Pointer