Form 10-K/A
period 2020-02-29
SOLITRON DEVICES INC
filed 2021-02-22
CIK 91668

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

Solitron Devices, Inc. ("Solitron" or the "Company") is filing this Amendment No. 1 (the “Amendment”) to its Form 10-K for the year ended February 29, 2020 (the “Original Form 10-K”) to correct the inadvertent omission of dates in Management's Report on Internal Control Over Financial Reporting, the Report of the Independent Registered Public Accounting Firm, and Mr. Eriksen's signature in his capacity as the principal executive officer, to correct the exhibit listing, to file Exhibit 4.1, to make one clarification to Exhibit 23.1 and to update certain disclosures in the Original Form 10-K based on the expiration of the Company's Rights Agreement, dated May 12, 2017. Other than as set forth above, this Amendment does not modify or update disclosures in the Original Form 10-K. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures.

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

Risks Relating to our Common Stock

Provisions in our charter documents could make it more difficult to acquire our Company and may reduce the market price of our stock.

Our Certificate of Incorporation and Bylaws contain certain provisions, each of which could delay or prevent a change in control of our company or the removal of management. These corporate provisions could also deter potential acquirers from making an offer to our stockholders and limit any opportunity to realize premiums over prevailing market prices of our common stock.

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
●
Provisions in our charter documents could make it more difficult to acquire our Company and may reduce the market price of our stock.
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
February 9, 2021

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
February 9, 2021

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

(a)(3) Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).
3.2	Amended and Restated By-Laws of Solitron Devices, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on July 27, 2016).
4.1*	Description of Registrant's Securities.
10.1
Commercial Lease Agreement, dated April 30, 2012, between Eurobank and Solitron Devices, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on May 29, 2012).

10.2
Reinstatement and Amendment to Lease Agreement by and between Solitron Devices, Inc. and CF EB REO II LLC, dated October 6, 2014 (effective October 1, 2014) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 8, 2014).

10.3
Employment Agreement, dated February 27, 2018, by and between Solitron Devices, Inc. and Mark Matson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2018).

10.4	Solitron Devices, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2019).
10.5
Promissory Note, dated July 21, 2020, by and between Solitron Devices, Inc. and Bank of America (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 27, 2020).

23.1*	Consent of MaloneBailey LLP.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

SOLITRON DEVICES, INC.

Date: February 22, 2021	By:	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Eriksen	Chief Executive Officer	February 22, 2021
Tim Eriksen	and Interim Chief Financial Officer.

/s/ Dwight Aubrey	Director	February 22, 2021
Dwight Aubrey

/s/ John F. Chiste	Director	February 22, 2021
John F. Chiste

/s/ Charles Gillman	Director	February 22, 2021
Charles Gillman

/s/ David W. Pointer	Director	February 22, 2021
David W. Pointer