Form 10-Q
period 2020-05-31
SOLITRON DEVICES INC
filed 2021-03-23
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2020

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 [ ] Yes [X] No

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 17, 2021, was 2,083,462.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements

		Balance Sheets May 31, 2020 (unaudited) and February 29, 2020	2

		Statements of Operations (unaudited) Three Months Ended May 31, 2020 and 2019	3

		Statements of Changes in Stockholders’ Equity Three Months Ended May 31, 2020 and 2019	4

		Statements of Cash Flows (unaudited) Three Months Ended May 31, 2020 and 2019	5

		Notes to Financial Statements (unaudited)	6

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item	4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	17

Item	1A	Risk Factors	17

Item	6.	Exhibits	17

Signatures			18

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF MAY 31, 2020 AND FEBRUARY 29, 2020
(In thousands except for share and per share amounts)

	May 31, 2020	February 29, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,549	$1,332
Securities	211	164
Accounts receivable	1,300	1,379
Inventories, net	3,290	2,870
Prepaid expenses and other current assets	178	118
TOTAL CURRENT ASSETS	6,528	5,863

Property, plant and equipment, net	369	405
Operating lease - right-of-use asset	630	723
Other assets	45	45
TOTAL ASSETS	$7,572	$7,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$313	$269
Customer deposits	24	53
Operating lease liability	427	417
Accrued expenses and other current liabilities	690	437
TOTAL CURRENT LIABILITIES	1,454	1,176

Operating lease liability	266	377
TOTAL LIABILITIES	1,720	1,553

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,062,949 shares outstanding, net of 508,314 treasury shares
at May 31, 2020 and February 29, 2020	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	5,478	5,109
Less treasury stock	(1,481)	(1,481)
TOTAL STOCKHOLDERS’ EQUITY	5,852	5,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,572	$7,036

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2020 AND MAY 31, 2019
(Unaudited, in thousands except for share and per share amounts)

	For the three months ended	For the three months ended
	May 31, 2020	May 31, 2019

Net sales	$2,498	$2,557
Cost of sales	1,642	2,366

Gross profit	856	191

Selling, general and administrative expenses	486	444

Operating income (loss)	370	(253)

Other income (loss)
Dividend income	6	1
Realized gain (loss) on investments	15	(16)
Unrealized gain (loss) on investments	(22)	19
Total other income (loss)	(1)	4

Net income (loss)	$369	$(249)

Net income (loss) per common share-basic and diluted	$0.18	$(0.13)

Weighted average common shares outstanding-basic and diluted	2,062,949	1,901,959

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2020 AND MAY 31, 2019
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury Stock
	Number	Treasury		Paid-in		Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2019	2,571,263	(669,304)	$19	$1,834	$(1,761)	$5,806	$5,898
Adjustment for Adoption of ASC 842 -	-	-	-	-	-	(91)	(91)

Net loss	-	-	-	-	-	(249)	(249)
Balance, May 31, 2019	2,571,263	(669,304)	$19	$1,834	$(1,761)	$5,466	$5,558

Balance, February 29, 2020	2,571,263	(508,314)	21	1,834	(1,481)	5,109	5,483

Net income	-	-	-	-	-	369	369
Balance, May 31, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,478	$5,852

The accompanying notes are an integral part of the unaudited financial statements

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2020 AND MAY 31, 2019
(Unaudited, in thousands)

	For the three months ended	For the three months ended
	May 31, 2020	May 31, 2019

Net income (loss)	$369	$(249)
Adjustments to reconcile net income (loss)
to net cash provided in operating activities:
Depreciation and amortization	59	54
Operating lease expense	93	92
Net realized and unrealized losses (gains) on investments	7	(3)
Changes in operating assets and liabilities:
Accounts receivable	79	357
Inventories	(420)	547
Prepaid expenses and other current assets	(61)	(53)
Payments on operating lease liabilities	(101)	(92)
Accounts payable	45	(123)
Customer deposits	(29)	-
Accrued expenses and other current liabilities	252	8
Net cash provided by operating activities	293	538

Investing activities
Proceeds from sale of securities	169	35
Purchases of securities	(222)	(19)
Purchases of property and equipment	(23)	(3)
Net cash (used in) provided by investing activities	(76)	13

Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	217	551
Cash and cash equivalents - beginning of the year	1,332	394
Cash and cash equivalents - end of period	$1,549	$945

Non-cash transactions
Capitalization of ROU asset and liability	-	1,081
Adjustment for Adoption of ASC 842	-	(91)

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.
THE COMPANY AND OPERATIONS

Solitron Devices, Inc., a Delaware corporation (“Solitron,” the “Company,” “we,” “us,” or “our”), designs, develops, manufactures, and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. The Company was incorporated under the laws of the State of New York in 1959 and reincorporated under the laws of the State of Delaware in August 1987.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2020 are not necessarily indicative of the results to be expected for the year ended February 28, 2021.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 29, 2020.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market accounts.

Investment in Securities
Investment in Securities includes investments in common stocks and bonds. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.

The following table summarizes available-for-sale investments (in 000’s):

May 31, 2020		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	231	12	(32)	211

February 29, 2020		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	155	16	(7)	164

At May 31, 2020 and May 31, 2019, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $0 as of May 31, 2020 and February 29, 2020.

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

The Company’s inventory valuation policy is as follows:

Raw material /Work in process:
All material acquired or processed in the last two fiscal years is valued at the lower of its acquisition cost or net realizable value, except for wafers which function under a three- year policy. All material not used after two fiscal years is fully reserved for except wafers which are reserved for after three years. Finished wafers produced m our wafer fab are stored in the wafer bank and are considered work-in-process. Raw material in excess of five years’ usage that cannot be restocked, and slow-moving work in process are reserved for.

Finished goods:
All finished goods with firm orders for later delivery are valued (material and overhead) at the lower of cost or net realizable value. All finished goods with no orders are fully reserved.

Direct labor costs:
Direct labor costs are allocated to finished goods and work in process inventory based on engineering estimates of the number of man-hours required from the different direct labor departments to bring each device to its particular level of completion. Manufacturing overhead costs are allocated to finished goods and work in process inventory as a ratio to direct labor costs.

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

     Leasehold Improvements      10 years
     Machinery and Equipment    5 years

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of May 31, 2020, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $1,128,000 at May 31, 2020. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share
Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no stock options outstanding during fiscal 2020 and 2021; therefore, there is no effect from dilution on earnings per share.

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

This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. The Company receives purchase orders for products to be delivered over multiple dates that may extend across reporting periods. The Company’s accounting policy treats shipping and handling activities as a fulfillment cost. The Company invoices for each delivery upon shipment and recognizes revenues at the fixed price for each distinct product delivered when transfer of control has occurred, which is generally upon shipment.

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

Related Party Transactions
The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the three months ended May 31, 2020, the Company purchased $41,890 of die from ES Components. For the three months ended May 31, 2019, the Company purchased $3,165 of die from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the three months ended May 31, 2020 and May 31, 2019, sales were $0.

Stock based compensation
The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the quarter ended May 31, 2020 or May 31, 2019.

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

3.
REVENUE RECOGNITION

As of May 31, 2020, and May 31, 2019, sales returns and allowances accrual activity is shown below:

	May 31, 2020	May 31, 2019
Beginning Balance	$126,000	$88,000
Accrued Allowances	135,000	(16,000)
Credits Issued	-	-
Ending Balance	$261,000	$72,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement. As of May 31, 2020, and February 29, 2020, the inventory balance at that distributor was believed to be $1,685,000 and $1,387,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4.
INVENTORIES

As of May 31, 2020, and February 29, 2020, inventories, net of reserves, consist of the following:

	May 31, 2020	February 29, 2020
Raw Materials	$1,088,000	$766,000
Work-In-Process	2,088,000	2,058,000
Finished Goods	114,000	46,000
Totals	$3,290,000	$2,870,000

Wafer related inventory, which includes raw wafers, work-in-process wafers, and wafer bank (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $1,209,000 as of May 31, 2020 and $1,239,000 as of February 29, 2020. Wafer production was temporarily curtailed during fiscal 2020 due to implementation of an improvement plan, which was completed in the first quarter of fiscal 2021. As of May 31, 2020, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2016 and 2020. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2020, and February 29, 2020, accrued expenses and other current liabilities consist of the following:

	May 31, 2020	February 29, 2020
Payroll and related employee benefits	$310,000	$303,000
Legal fees	3,000	-
Property taxes	16,000	8,000
Return Allowance	261,000	126,000
Bonus Accrual	100,000	-
Totals	$690,000	$437,000

6.
DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2020 and May 31, 2019, respectively are as follows:

Geographic Region	May 31, 2020	May 31, 2019
Europe and Australia	-	-
Canada and Latin America	6,000	4,000
Far East and Middle East	9,000	-
United States	2,483,000	2,553,000
Totals	$2,498,000	$2,557,000

For the three months ended May 31, 2020 and May 31, 2019, approximately 62% and 78%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 38% and 22%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Revenues from the Company’s top two customers for the three months ended May 31, 2020 and May 31, 2019, respectively are as follows:

Customer	May 31, 2020
Raytheon	51%
Avnet / USI Electronics	26%
Totals	77%

Customer	May 31, 2019
Raytheon	56%
US Government	15%
Totals	71%

7.
MAJOR SUPPLIERS

For the three months ended May 31, 2020, purchases from the Company’s top supplier, Egide USA, accounted for 34% of the Company's total purchases of production materials, and all other suppliers were individually less than 10% of purchases. For the three months ended May 31, 2019, purchases from the Company’s top supplier, Egide USA, accounted for 31% of the Company’s total purchases of production materials, and CPS Technologies Corp. accounted for 10% of the Company's total purchases of production materials, with all other suppliers individually less than 10% of purchases.

8. COMMITMENTS AND CONTINGENCIES

The balance sheet classification of lease assets and liabilities as of May 31, 2020 was as follows:

Balance Sheet Classification	May 31, 2020
Assets
Operating lease right-of-use assets, March 1, 2020	$723,000
Amortization for the three months ended May 31, 2020	(93,000)
Total operating lease right-of-use asset, May 31, 2020	$630,000
Liabilities
Current
Operating lease liability, short-term	$427,000
Non-current
Operating lease liability, long-term	266,000
Total lease liabilities	$693,000

Future minimum lease payments as of May 31, 2020 for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2021	341,000
2022	388,000
Total Future Undiscounted Cash Flows	$729,000
Less Imputed Interest to be recognized in lease expense	36,000
Operating Lease Liabilities, as reported	$693,000

The balance sheet classification of lease assets and liabilities as of February 29, 2020 was as follows:

Balance Sheet Classification	February 29, 2020
Assets
Operating lease right-of-use assets, March 1, 2019	$1,081,000
Amortization for the fiscal year ended February 29, 2020	(358,000)
Total operating lease right-of-use asset, February 29, 2020	$723,000
Liabilities
Current
Operating lease liability, short-term	$417,000
Non-current
Operating lease liability, long-term	377,000
Total lease liabilities	$794,000

Future minimum lease payments as of February 29, 2020 for the Company’s manufacturing facility was as follows:

Fiscal Year Ending February 28/29	Amount
2021	454,000
2022	388,000
Total Future Undiscounted Cash Flows	$842,000
Less Imputed Interest to be recognized in lease expense	48,000
Operating Lease Liabilities, as reported	$794,000

9. EQUITY

Repurchase Program

The Board of Directors has authorized a stock repurchase program of up to $1.0 million of its outstanding common stock. Purchases under the program may be made through the open market or privately negotiated transactions as determined by the Company’s management, and in accordance with the requirements of the Securities and Exchange Commission. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other conditions.

The Company did not repurchase any shares under the stock repurchase program during the three months ended May 31, 2020.

Stock Compensation

On June 28, 2019 the Board approved restricted stock grants totaling 161,000 shares: 120,000 shares to COO and President Mark Matson, 15,000 shares to CEO Tim Eriksen, 8,000 shares to Board Chairman David Pointer, and 6,000 shares each to Directors John Chiste, Dwight Aubrey, and Charles Gillman. Fair value was approximately $282,000 based on then current price of $1.75 per share.

10. SUBSEQUENT EVENTS

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

On March 1, 2021, the Company entered into a Commercial Contract with 901 Sansbury LLC to purchase a facility and real estate property in West Palm Beach, Florida for a purchase price of $4,200,000. Subject to due diligence, the Company expects to close the transaction on April 15, 2021, unless extended. Assuming the Company closes the contract, it expects to begin making the necessary improvements to the property in order to completely relocate its manufacturing operation and corporate headquarters later in the 2021 calendar year.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 and the Unaudited Financial Statements and the related Notes to Unaudited Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Securities, revenue recognition, earnings per common share, shipping and handling, and inventories. A discussion of these critical accounting policies are included in Note 2 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

Results of Operations-Three Months Ended May 31, 2020 Compared to Three Months Ended May 31, 2019:

Net sales for the three months ended May 31, 2020 decreased 2% to $2,498,000 as compared to $2,557,000 for the three months ended May 31, 2019.

Net bookings for the three months ended May 31, 2020 decreased 22% to $1,460,000 versus $1,873,000 during the three months ended May 31, 2019. Backlog as of May 31, 2020 increased 26% to $6,868,000 as compared to a backlog of $5,447,000 as of May 31, 2019.

Cost of sales for the three months ended May 31, 2020 decreased to $1,642,000 from $2,366,000 for the three months ended May 31, 2019, due to decreased inventory obsolescence, raw materials and labor costs, and improved productivity. Expressed as a percentage of net sales, cost of sales decreased to 66% for the three months ended May 31, 2020 from 93% for the three months ended May 31, 2019.

Gross profit for the three months ended May 31, 2020 increased to $856,000 from $191,000 for the three months ended May 31, 2019, due primarily to lower cost of sales. Accordingly, gross margins increased to 34% for the three months ended May 31, 2020 as compared to 7% for the three months ended May 31, 2019.

For the three months ended May 31, 2020, we shipped 25,168 units as compared to 14,192 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, general, and administrative expenses increased to $486,000 for the three months ended May 31, 2020 from $444,000 for the same period in the prior year. The increase was due to bonus accrual partially offset by lower legal fees, salaries and travel expense. During the three months ended May 31, 2020, selling, general and administrative expenses as a percentage of net sales increased to 19% as compared to 17% for the three months ended May 31, 2019.

Operating income for the three months ended May 31, 2020 increased to $370,000 as compared to an operating loss of ($253,000) for the three months ended May 31, 2019. This increase is due primarily to lower cost of sales described above.

Interest and dividend income for the three months ended May 31, 2020 increased to $6,000 as compared to $1,000 for the three months ended May 31, 2019. Realized gains on investments for the three months ended May 31, 2020 increased to $15,000 as compared to a loss of ($16,000) for the three months ended May 31, 2019. Unrealized gains (losses) on investments for the three months ended May 31, 2020 were a loss ($22,000) as compared to a gain of $19,000 for the three months ended May 31, 2019.

Net income for the three months ended May 31, 2020 increased to $369,000 as compared to a net loss of ($249,000) for the three months ended May 31, 2019. This increase is due primarily to decreased cost of sales as described above.

Liquidity and Capital Resources:

Operating Activities:
Net cash provided by operating activities was $293,000 for the three months ended May 31, 2020 primarily reflecting net income of $369,000, an increase in accrued expenses of $252,000, an increase in accounts receivable of $79,000, and depreciation of $59,000 partially offset by increases in inventories of $420,000 and prepaid and other expenses of $61,000.

Net cash provided by operating activities was $538,000 for the three months ended May 31, 2019 primarily reflecting a net loss of ($249,000) offset by a decrease in inventory of $547,000 and a decrease in accounts receivable of $357,000.

Investing Activities:
Net cash used in investing activities was ($76,000) for the three months ended May 31, 2020 principally reflecting $169,000 in proceeds from the sale of securities, offset by $222,000 in purchases of securities and $23,000 in purchases of property, plant and equipment.

Net cash provided by investing activities was $13,000 for the three months ended May 31, 2019 principally reflecting $35,000 in proceeds from sale of securities, offset by $19,000 in purchases of securities and $3,000 in purchases of plant, property and equipment.

Financing Activities:
There was no net cash used or provided in financing activities during the three months ended May 31, 2020 and May 31, 2019.

We expect our sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations will be approximately $300,000 during the next twelve months and will be funded from operations and cash and cash equivalents, if necessary.

At May 31, 2020, February 29, 2020, and May 31, 2019, we had cash and cash equivalents of approximately $1,549,000, $1,332,000, and $945,000, respectively. The increase for the three months ended May 31, 2020 was due to income from operations.

At May 31, 2020, February 29, 2020, and May 31, 2019, we had investments in securities of approximately $211,000, $164,000, and $66,000, respectively.

At May 31, 2020, February 29, 2020, and May 31, 2019, we had working capital of $5,074,000, $4,687,000, and $4,748,000, respectively. The increase for the three months ended May 31, 2020 was due primarily to income from operations.

Based on various factors, including the Company’s desire to fully utilize its current net operating loss carryforwards, the Company may seek out acquisitions, additional product lines, and/or invest a portion of its cash into common stocks or higher yielding debt instruments.  The Company will continue to consider additional share repurchases under the Company's stock repurchase program subject to market conditions, corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion.

Off-Balance Sheet Arrangements:
The Company has not engaged in any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS
Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements”. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 29, 2020, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4.
CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2020 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended May 31, 2020.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2020, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2020, which could materially affect our business, financial condition or future results.

ITEM 6. EXHIBITS

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

SOLITRON DEVICES, INC.

Date: March 23, 2021	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer, and Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation Linkbase

101.DEF* XBRL Taxonomy Extension Definition Linkbase

101.LAB* XBRL Taxonomy Label Linkbase

101.PRE* XBRL Taxonomy Presentation Linkbase

* Filed herewith
** Furnished herewith