Form 10-Q
period 2020-08-31
SOLITRON DEVICES INC
filed 2021-03-25
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
                          For the quarterly period ended August 31, 2020

                         or
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

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements

		Balance Sheets	3
		August 31, 2020 (unaudited) and February 29, 2020

		Statements of Operations (unaudited)	4
		Three and Six Months Ended August 31, 2020 and 2019

		Statements of Stockholders’ Equity (unaudited) Three and Six Months Ended August 31, 2020 and 2019	5

		Statements of Cash Flows (unaudited)	6
		Six Months Ended August 31, 2020 and 2019

		Notes to Financial Statements (unaudited)	7

Item	2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	17

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item	4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	22

Item	1A	Risk Factors	22

Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item	6.	Exhibits	22

Signatures			23

PART I – FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF AUGUST 31, 2020 AND FEBRUARY 29, 2020
(In thousands except for share and per share amounts)
	August 31, 2020	February 29, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,819	$1,332
Securities	193	164
Accounts receivable	1,782	1,379
Inventories, net	3,168	2,870
Prepaid expenses and other current assets	249	118
TOTAL CURRENT ASSETS	8,211	5,863

Property, plant and equipment, net	353	405
Operating lease - right-of-use asset	535	723
Other assets	44	45
TOTAL ASSETS	$9,143	$7,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$325	$269
Customer deposits	29	53
Operating lease liability	437	417
Accrued expenses and other current liabilities	894	437
TOTAL CURRENT LIABILITIES	1,685	1,176

Notes payable (PPP Loan)	807	-
Operating lease liability	153	377
Capital lease liability	17	-
TOTAL LIABILITIES	2,662	1,553

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,060,456 shares outstanding, net of 510,807 treasury shares at August 31, 2020; 2,062,949 shares outstanding, net of
508,314 treasury shares at February 29, 2020, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained earnings	6,113	5,109
Less treasury stock	(1,487)	(1,481)
TOTAL STOCKHOLDERS’ EQUITY	6,481	5,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,143	$7,036

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2020 AND AUGUST 31, 2019
(Unaudited, in thousands except for share and per share amounts)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Net sales	$3,103	$2,420	$5,601	$4,977
Cost of sales	1,978	1,958	3,620	4,324

Gross profit	1,125	462	1,981	653

Selling, general and administrative expenses	526	779	1,012	1,223

Operating income (loss)	599	(317)	969	(570)

Other income (loss)
Interest income	-	1	-	1
Dividend income	1	-	7	1
Realized gain (loss) on investments	11	(4)	26	(20)
Unrealized gain (loss) on investments	24	-	2	19
Total other income (loss)	36	(3)	35	1

Net income (loss)	$635	$(320)	$1,004	$(569)

Net income (loss) per common share - basic and diluted	$0.31	$(0.16)	$0.49	$(0.29)

Weighted average common shares outstanding - basic and diluted	2,060,457	2,013,959	2,061,703	1,957,959

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2020 AND AUGUST 31, 2019
(Unaudited, In thousands, except for number of shares)

	Common Stock			Additional
	Number	Treasury		Paid-in	Treasury Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2019	2,571,263	(669,304)	$19	$1,834	$(1,761)	$5,806	$5,898

Adjustment for Adoption of ASC 842	-	-	-	-	-	(91)	(91)
Net loss	-	-	-	-	-	(249)	(249)
Balance, May 31, 2019	2,571,263	(669,304)	$19	$1,834	$(1,761)	$5,466	$5,558

Stock based Compensation	-	161,000	2	-	280	-	282
Net loss	-	-	-	-	-	(320)	(320)
Balance, August 31, 2019	2,571,263	(508,304)	$21	$1,834	$(1,481)	$5,146	$5,520

Balance, February 29, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,109	$5,483

Net income	-	-	-	-	-	369	369
Balance, May 31, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,478	$5,852

Purchase of Common Stock	-	(2,493)	-	-	(6)	-	(6)
Net income	-	-	-	-	-	635	635
Balance, August 31, 2020	2,571,263	(510,807)	$21	$1,834	$(1,487)	$6,113	$6,481

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2020 AND AUGUST 31, 2019
(Unaudited, in thousands)
	For the six months ended	For the six months ended
	August 31, 2020	August 31, 2019

Net income (loss)	$1,004	$(569)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	119	108
Operating lease expense	188	185
Net realized and unrealized losses (gains) on investments	(28)	1
Stock based compensation	-	282
Changes in operating assets and liabilities:
Accounts receivable	(403)	152
Inventories	(298)	909
Prepaid expenses and other current assets	(131)	(35)
Other assets	1
Payments on operating lease liabilities	(204)	(186)
Accounts payable	54	(303)
Customer deposits	(24)	33
Accrued expenses and other current and non-current liabilities	448	(103)
Net cash provided by operating activities	726	474

Investing activities
Proceeds from sale of securities	272	45
Purchases of securities	(272)	(32)
Purchases of property and equipment	(40)	(68)
Net cash (used in) investing activities	(40)	(55)

Financing activities
Proceeds from SBA Paycheck Protection Program loan	807	-
Purchase of treasury stock	(6)	-
Net cash provided by financing activities	801	-

Net increase in cash and cash equivalents	1,487	419
Cash and cash equivalents - beginning of the year	1,332	394
Cash and cash equivalents - end of period	$2,819	$813

Non-cash transactions
Capitalization of ROU asset and liability	26	1,081
Adjustment for Adoption of ASC 842	-	(91)
The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended August 31, 2020 are not necessarily indicative of the results to be expected for the year ended February 28, 2021.

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

The following table summarizes available-for-sale investments (in $000’s):

August 31, 2020		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	200	15	(22)	193

February 29, 2020		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	155	16	(7)	164

At August 31, 2020 and February 29, 2020, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $0 as of August 31, 2020 and February 29, 2020.

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

     Leasehold Improvements           10 years
     Machinery and Equipment         5 years

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of August 31, 2020, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $2,344,000 at August 31, 2020. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

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

Related Party Transactions
The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the six months ended August 31, 2020, the Company purchased $44,792 of die from ES Components. For the six months ended August 31, 2019, the Company purchased $19,425 of die from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the six months ended August 31, 2020 and August 31, 2019, sales were $0.

Stock based compensation
The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the three and six month periods ended August 31, 2020 or August 31, 2019.

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

3.
REVENUE RECOGNITION

As of August 31, 2020, and August 31, 2019, sales returns and allowances accrual activity is shown below:

	August 31, 2020	August 31, 2019
Beginning Balance	$261,000	$72,000
Accrued Allowances	64,000	14,000
Credits Issued	-	-
Ending Balance	$325,000	$86,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement. As of August 31, 2020, and February 29, 2020, the inventory balance at that distributor was believed to be $1,758,000 and $1,387,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4.
INVENTORIES

As of August 31, 2020, and February 29, 2020, inventories, net of reserves, consist of the following:

	August 31, 2020	February 29, 2020
Raw Materials	$899,000	$766,000
Work-In-Process	2,164,000	2,058,000
Finished Goods	105,000	46,000
Totals	$3,168,000	$2,870,000

Wafer related inventory, which includes raw wafers, work-in-process wafers, and wafer bank (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $1,244,000 as of August 31, 2020 and $1,239,000 as of February 29, 2020. Wafer production was temporarily curtailed during fiscal 2020 due to implementation of an improvement plan, which was completed in the first quarter of fiscal 2021. As of August 31, 2020, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2016 and 2021. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2020, and February 29, 2020, accrued expenses and other current liabilities consist of the following:

	August 31, 2020	February 29, 2020
Payroll and related employee benefits	$337,000	$303,000
Legal fees	1,000	-
Property taxes	22,000	8,000
Return Allowance	325,000	126,000
Bonus Accrual	200,000	-
Other liabilities	9,000	-
Totals	$894,000	$437,000

6.
DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2020 and August 31, 2019, respectively are as follows:

Geographic Region	August 31, 2020	August 31, 2019
Europe and Australia	-	-
Canada and Latin America	7,000	-
Far East and Middle East	-	-
United States	3,096,000	2,420,000
Totals	$3,103,000	$2,420,000

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the six months ended August 31, 2020 and August 31, 2019, respectively are as follows:

Geographic Region	August 31, 2020	August 31, 2019
Europe and Australia	-	-
Canada and Latin America	13,000	4,000
Far East and Middle East	9,000	-
United States	5,579,000	4,973,000
Totals	$5,601,000	$4,977,000

For the three months ended August 31, 2020 and August 31, 2019, approximately 72% and 74%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 28% and 26%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the six months ended August 31, 2020 and August 31, 2019, approximately 67% and 76%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 33% and 24%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Revenues from the Company’s top two customers for the three months ended August 31, 2020 and August 31, 2019, respectively are as follows:

Customer	August 31, 2020	August 31, 2019
Raytheon	60%	55%
Avnet / USI Electronics	12%	17%
Totals	72%	72%

Revenues from the Company’s top two customers for the six months ended August 31, 2020 and August 31, 2019, respectively are as follows:

Customer	August 31, 2020	August 31, 2019
Raytheon	56%	56%
Avnet / USI Electronics	18%	14%
Totals	74%	70%

7.
MAJOR SUPPLIERS

For the three months ended August 31, 2020, Stellar Industries accounted for 14% of purchases of production materials, and all other suppliers were individually less than 10% of purchases. For the three months ended August 31, 2019, no supplier accounted for 10% or more of purchases of production materials.

For the six months ended August 31, 2020, purchases from the Company’s top supplier, Egide USA, accounted for 24% of the Company's total purchases of production materials, with all other suppliers individually less than 10% of purchases. For the six months ended August 31, 2019, purchases from the Company’s top supplier, Egide USA, accounted for 23% of the Company’s total purchases of production materials, with all other suppliers individually less than 10% of purchases.

8.
COMMITMENTS AND CONTINGENCIES

The balance sheet classification of lease assets and liabilities as of August 31, 2020 was as follows:

Balance Sheet Classification	August 31, 2020
Assets
Operating lease right-of-use assets, March 1, 2020	$723,000
Amortization for the six months ended August 31, 2020	(188,000)
Total operating lease right-of-use asset, August 31, 2020	$535,000
Liabilities
Current
Operating lease liability, short-term	$437,000
Non-current
Operating lease liability, long-term	153,000
Total lease liabilities	$590,000

Future minimum lease payments as of August 31, 2020 for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2021	228,000
2022	388,000
Total Future Undiscounted Cash Flows	$616,000
Less Imputed Interest to be recognized in lease expense	26,000
Operating Lease Liabilities, as reported	$590,000

The balance sheet classification of lease assets and liabilities as of February 29, 2020 was as follows:

Balance Sheet Classification	February 29, 2020
Assets
Operating lease right-of-use assets, March 1, 2019	$1,081,000
Amortization for the fiscal year ended February 29, 2020	(358,000)
Total operating lease right-of-use asset, February 29, 2020	$723,000
Liabilities
Current
Operating lease liability, short-term	$417,000
Non-current
Operating lease liability, long-term	377,000
Total lease liabilities	$794,000

Future minimum lease payments as of February 29, 2020 for the Company’s manufacturing facility was as follows:

Fiscal Year Ending February 28/29	Amount
2021	454,000
2022	388,000
Total Future Undiscounted Cash Flows	$842,000
Less Imputed Interest to be recognized in lease expense	48,000
Operating Lease Liabilities, as reported	$794,000

9.
NOTES PAYABLE

On July 22, 2020, the Company received loan proceeds of $807,415 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company is being made through Bank of America, N.A., a national banking association. The PPP Loan matures on July 21, 2025 and bears interest at a rate of 1% per annum. Payments of principal and interest on the loan will be deferred through October 31, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

10.
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

The Company repurchased 2,493 shares under the stock repurchase program during the three months ended August 31, 2020, at a total cost of $5,734, or $2.30 per share.

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

11.
SUBSEQUENT EVENTS

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

Results of Operations-Three Months Ended August 31, 2020 Compared to Three Months Ended August 31, 2019:

Net sales for the three months ended August 31, 2020 increased 28% to $3,103,000 as compared to $2,420,000 for the three months ended August 31, 2019.

Net bookings for the three months ended August 31, 2020 decreased 56% to $1,683,000 versus $3,827,000 during the three months ended August 31, 2019. Backlog as of August 31, 2020 decreased 21% to $5,428,000 as compared to a backlog of $6,839,000 as of August 31, 2019.

Cost of sales for the three months ended August 31, 2020 increased to $1,978,000 from $1,958,000 for the three months ended August 31, 2019, due to increased materials cost partially offset by decreased labor costs and improved productivity. Expressed as a percentage of net sales, cost of sales decreased to 64% for the three months ended August 31, 2020 from 81% for the three months ended August 31, 2019.

Gross profit for the three months ended August 31, 2020 increased to $1,125,000 from $462,000 for the three months ended August 31, 2019, due primarily to increased net sales. Accordingly, gross margins increased to 36% for the three months ended August 31, 2020 as compared to 19% for the three months ended August 31, 2019.

For the three months ended August 31, 2020, we shipped 23,343 units as compared to 20,955 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, general, and administrative expenses decreased to $526,000 for the three months ended August 31, 2020 from $779,000 for the same period in the prior year. The decrease was due to decreased stock compensation expense, legal fees and travel expense, partially offset by bonus accrual. During the three months ended August 31, 2020, selling, general and administrative expenses as a percentage of net sales decreased to 17% as compared to 32% for the three months ended August 31, 2019.

Operating income for the three months ended August 31, 2020 increased to $599,000 as compared to an operating loss of ($317,000) for the three months ended August 31, 2019. This increase is due primarily to increased net sales and the decrease in selling, general, and administrative expense.

Interest and dividend income for the three months ended August 31, 2020 and August 30, 2019, was consistent at $1,000. Realized gains on investments for the three months ended August 31, 2020 increased to $11,000 as compared to a loss of ($4,000) for the three months ended August 31, 2019. Unrealized gains on investments for the three months ended August 31, 2020 were $24,000 as compared to $0 for the three months ended August 31, 2019.

Net income for the three months ended August 31, 2020 increased to $635,000 as compared to a net loss of ($320,000) for the three months ended August 31, 2019. This increase is due primarily to increased net sales, decreased cost of sales as a percentage of revenue as described above, and lower selling, general and administrative expenses as described above.

Results of Operations-Six Months Ended August 31, 2020 Compared to Six Months Ended August 31, 2019:

Net sales for the six months ended August 31, 2020 increased 13% to $5,601,000 as compared to $4,977,000 for the six months ended August 31, 2019.

Net bookings for the six months ended August 31, 2020 decreased 45% to $3,143,000 versus $5,700,000 during the six months ended August 31, 2019. Backlog as of August 31, 2020 decreased 21% to $5,428,000 as compared to a backlog of $6,839,000 as of August 31, 2019.

Cost of sales for the six months ended August 31, 2020 decreased to $3,620,000 from $4,324,000 for the six months ended August 31, 2019, due to decreased inventory obsolescence, raw materials and labor costs, and improved productivity. Expressed as a percentage of net sales, cost of sales decreased to 65% for the six months ended August 31, 2020 from 87% for the six months ended August 31, 2019.

Gross profit for the six months ended August 31, 2020 increased to $1,981,000 from $653,000 for the six months ended August 31, 2019, due primarily to increased net sales and lower cost of sales. Accordingly, gross margins increased to 35% for the six months ended August 31, 2020 as compared to 13% for the six months ended August 31, 2019.

For the six months ended August 31, 2020, we shipped 48,511 units as compared to 35,147 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, general, and administrative expenses decreased to $1,012,000 for the six months ended August 31, 2020 from $1,223,000 for the same period in the prior year. The decrease was due to decreased bonus accrual/expense and lower legal fees, salaries and travel expense. During the six months ended August 31, 2020, selling, general and administrative expenses as a percentage of net sales decreased to 18% as compared to 25% for the six months ended August 31, 2019.

Operating income for the six months ended August 31, 2020 increased to $969,000 as compared to an operating loss of ($570,000) for the six months ended August 31, 2019. This increase is due primarily to increased net sales, lower cost of sales and decreased selling general and administrative expenses described above.

Interest and dividend income for the six months ended August 31, 2020 increased to $7,000 as compared to $2,000 for the six months ended August 31, 2019. Realized gains on investments for the six months ended August 31, 2020 increased to $26,000 as compared to a loss of ($20,000) for the six months ended August 31, 2019. Unrealized gains on investments for the six months ended August 31, 2020 were $2,000 as compared to a gain of $19,000 for the six months ended August 31, 2019.

Net income for the six months ended August 31, 2020 increased to $1,004,000 as compared to a net loss of ($569,000) for the six months ended August 31, 2019. This increase is due primarily to increased net sales and decreased cost of sales as described above.

Liquidity and Capital Resources:

Operating Activities:
Net cash provided by operating activities was $726,000 for the six months ended August 31, 2020 primarily reflecting net income of $1,004,000, an increase in accrued expenses and other current and non-current liabilities of $448,000, depreciation and amortization of $119,000, partially offset by increases in accounts receivable of $403,000, inventories of $298,000 and prepaid and other expenses of $131,000.

Net cash provided by operating activities was $474,000 for the six months ended August 31, 2019 primarily reflecting a net loss of ($569,000) offset by a decrease in inventory of $909,000, stock compensation expense of $282,000 and a decrease in accounts receivable of $152,000, partially offset by a decrease in accounts payable of $303,000 and accrued expenses and other current and non-current liabilities of $103,000.

Investing Activities:
Net cash used in investing activities was ($40,000) for the six months ended August 31, 2020 principally reflecting $272,000 in proceeds from the sale of securities, offset by $272,000 in purchases of securities and $40,000 in purchases of property, plant and equipment.

Net cash (used in) investing activities was ($55,000) for the six months ended August 31, 2019 principally reflecting $45,000 in proceeds from sale of securities, offset by $32,000 in purchases of securities and $68,000 in purchases of plant, property and equipment.

Financing Activities:
Net cash provided by financing activities was $801,000 for the six months ended August 31, 2020 principally reflecting proceeds of the SBA Paycheck Protection Program loan.

There was no net cash used or provided by financing activities during the six months ended August 31, 2019.

We expect our sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations will be approximately $300,000 during the next twelve months and will be funded from operations and cash and cash equivalents, if necessary.

At August 31, 2020, February 29, 2020, and August 31, 2019, we had cash and cash equivalents of approximately $2,819,000, $1,332,000, and $813,000, respectively. The increase for the six months ended August 31, 2020 was primarily due to income from operations and the SBA Paycheck Protection Program loan.

At August 31, 2020, February 29, 2020, and August 31, 2019, we had investments in securities of approximately $193,000, $164,000, and $65,000, respectively.

At August 31, 2020, February 29, 2020, and August 31, 2019, we had working capital of $6,526,000, $4,687,000, and $4,699,000, respectively. The increase for the six months ended August 31, 2020 was due primarily to income from operations.

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

ITEM 4.
CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2020 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended August 31, 2020.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2020, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2020, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended August 31, 2020, was as follows:
Period	Total Number of Shares Purchased	Average Price Paid per Share Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
June 1, 2020 – June 30, 2020	2,493	$2.30	$994
July 1, 2020 – July 31, 2020		$	$
August 1, 2020 – August 31, 2020		$	$
Total	2,493

ITEM 6. EXHIBITS

Exhibits

10.1
Promissory Note, dated July 21, 2020, by and between Solitron Devices Inc. and Bank of America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2020.

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

SOLITRON DEVICES, INC.

Date: March 25, 2021	By:	/s/ Tim Eriksen
Tim Eriksenand
Chief Executive Officer, Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith

** Furnished herewith