Form 10-Q
period 2020-11-30
SOLITRON DEVICES INC
filed 2021-03-25
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
For the quarterly period ended November 30, 2020

or
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

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Financial Statements

		Balance Sheets November 30, 2020 (unaudited) and February 29, 2020	2

		Statements of Operations (unaudited) Three and Nine Months Ended November 30, 2020 and 2019	3

		Statements of Stockholders’ Equity (unaudited) Three and Nine Months Ended November 30, 2020 and 2019	4

		Statements of Cash Flows (unaudited) Nine Months Ended November 30, 2020 and 2019	5

		Notes to Financial Statements (unaudited)	6

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item	4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	19

Item	1A	Risk Factors	19

Item	6.	Exhibits	19

Signatures			20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF NOVEMBER 30, 2020 AND FEBRUARY 29, 2020
(In thousands except for share and per share amounts)

	November 30, 2020	February 29, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,453	$1,332
Securities	267	164
Accounts receivable	1,166	1,379
Inventories, net	3,053	2,870
Prepaid expenses and other current assets	190	118
TOTAL CURRENT ASSETS	8,129	5,863

Property, plant and equipment, net	317	405
Operating lease - right-of-use asset	438	723
Other assets	45	45
TOTAL ASSETS	$8,929	$7,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$318	$269
Customer deposits	31	53
Operating lease liability	447	417
Accrued expenses and other current liabilities	744	437
TOTAL CURRENT LIABILITIES	1,540	1,176

Notes payable (PPP loan)	807	-
Operating lease liability	39	377
Capital lease liability	14	-
TOTAL LIABILITIES	2,400	1,553

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,083,462 shares outstanding, net of 487,801 treasury shares at November 30, 2020; 2,062,949 shares outstanding, net of
508,314 treasury shares at February 29, 2020, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained earnings	6,086	5,109
Less treasury stock	(1,412)	(1,481)
TOTAL STOCKHOLDERS’ EQUITY	6,529	5,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,929	$7,036

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2020 AND NOVEMBER 30, 2019
(Unaudited, in thousands except for share and per share amounts)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2020

Net sales	$2,312	$2,263	$7,913	$7,240
Cost of sales	1,799	1,802	5,419	6,126

Gross profit	513	461	2,494	1,114

Selling, general and administrative expenses	575	422	1,587	1,645

Operating income (loss)	(62)	39	907	(531)

Other income (loss)
Interest income	-	1	-	2
Dividend income	-	-	7	1
Realized gain (loss) on investments	9	(2)	35	(22)
Unrealized gain (loss) on investments	26	-	28	19
Total other income (loss)	35	(1)	70	-

Net income (loss)	$(27)	$38	$977	$(531)

Net income (loss) per common share - basic and diluted	$(0.01)	$0.02	$0.47	$(0.27)

Weighted average common shares outstanding - basic and diluted	2,064,754	2,062,952	2,062,713	1,992,702

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2020 AND NOVEMBER 30, 2019
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury Stock
	Number	Treasury		Paid-in		Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2019	2,571,263	(669,304)	$19	$1,834	$(1,761)	$5,806	$5,898

Adjustment for Adoption of ASC 842	-	-	-	-	-	(91)	(91)
Net loss	-	-	-	-	-	(249)	(249)
Balance, May 31, 2019	2,571,263	(669,304)	$19	$1,834	$(1,761)	$5,466	$5,558

Stock based Compensation	-	161,000	2		280		282
Net loss	-	-	-	-	-	(320)	(320)
Balance, August 31, 2019	2,571,263	(508,304)	$21	$1,834	$(1,481)	$5,146	$5,520

Repurchase of Shares	-	(10)	-		-	-	-
Net income	-	-	-	-	-	38	38
Balance, November 30, 2019	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,184	$5,558

Balance, February 29, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,109	$5,483

Net income	-	-	-	-	-	369	369
Balance, May 31, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,478	$5,852

Purchase of Common Stock	-	(2,493)	-	-	(6)		(6)
Net income	-	-	-	-	-	635	635
Balance, August 31, 2020	2,571,263	(510,807)	$21	$1,834	$(1,487)	$6,113	$6,481

Stock based Compensation	-	23,006	-	-	75		75
Net (loss)	-	-	-	-	-	(27)	(27)
Balance, November 30, 2020	2,571,263	(487,801)	$21	$1,834	$(1,412)	$6,086	$6,529

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2020 AND NOVEMBER 30, 2019
(Unaudited, in thousands)

	For the nine months ended	For the nine months ended
	November 30, 2020	November 30, 2019

Net income (loss)	$977	$(531)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	179	163
Operating lease expense	285	266
Net realized and unrealized losses (gains) on investments	(63)	3
Stock based compensation	75	282
Changes in operating assets and liabilities:
Accounts receivable	213	13
Inventories	(183)	1,161
Prepaid expenses and other current assets	(72)	(25)
Other assets	-	1
Payments on operating lease liabilities	(308)	(279)
Accounts payable	49	(304)
Customer deposits	(22)	33
Accrued expenses, other current and non-current liabilities	297	20
Net cash provided by operating activities	1,427	803

Investing activities
Proceeds from sale of securities	340	57
Purchases of securities	(379)	(51)
Purchases of property and equipment	(68)	(83)
Net cash (used in) investing activities	(107)	(77)

Financing activities
Proceeds from SBA Paycheck Protection Program loan	807	-
Purchase of treasury stock	(6)	-
Net cash provided by financing activities	801	-

Net increase (decrease) in cash and cash equivalents	2,121	726
Cash and cash equivalents - beginning of the year	1,332	394
Cash and cash equivalents - end of period	$3,453	$1,120

Non-cash transactions
Capitalization of ROU asset and liability	26	1,081
Adjustment for Adoption of ASC 842	-	(91)

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended November 30, 2020 are not necessarily indicative of the results to be expected for the year ended February 28, 2021.

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

The following table summarizes available-for-sale investments (in $000’s):

November 30, 2020		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	232	45	(10)	267

February 29, 2020		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	155	16	(7)	164

At November 30, 2020 and February 29, 2020, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

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

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $0 as of November 30, 2020 and February 29, 2020.

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

     Leasehold Improvements        10 years
     Machinery and Equipment      5 years

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of November 30, 2020, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $2,518,000 at November 30, 2020. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

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

In addition, the Company may have a contract or purchase order to provide a non-recurring engineering service to a customer. These contracts are reviewed, performance obligations are determined and we recognize revenue at the point in time in which each performance obligation is fully satisfied.

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

Related Party Transactions
The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the nine months ended November 30, 2020, the Company purchased $66,045 of die from ES Components. For the nine months ended November 30, 2019, the Company purchased $33,568 of die from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the nine months ended November 30, 2020 and November 30, 2019, sales were $0.

Stock based compensation
The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the three and nine month periods ended November 30, 2020 or November 30, 2019.

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

3.
REVENUE RECOGNITION

As of November 30, 2020, and November 30, 2019, sales returns and allowances accrual activity is shown below:

	November 30, 2020	November 30, 2019
Beginning Balance	$325,000	$86,000
Accrued Allowances	-	33,000
Credits Issued	-	-
Ending Balance	$325,000	$119,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement. As of November 30, 2020, and February 29, 2020, the inventory balance at that distributor was believed to be $1,693,000 and $1,387,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4.
INVENTORIES

As of November 30, 2020, and February 29, 2020, inventories, net of reserves, consist of the following:

	November 30, 2020	February 29, 2020
Raw Materials	$859,000	$766,000
Work-In-Process	2,087,000	2,058,000
Finished Goods	107,000	46,000
Totals	$3,053,000	$2,870,000

Wafer related inventory, which includes raw wafers, work-in-process wafers, and wafer bank (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $1,262,000 as of November 30, 2020 and $1,239,000 as of February 29, 2020. Wafer production was temporarily curtailed during fiscal 2020 due to implementation of an improvement plan, which was completed in the first quarter of fiscal 2021. As of November 30, 2020, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2016 and 2021. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of November 30, 2020, and February 29, 2020, accrued expenses and other current liabilities consist of the following:

	November 30, 2020	February 29, 2020
Payroll and related employee benefits	$330,000	$303,000
Return Allowance	325,000	126,000
Bonus accrual	77,000	-
Other current liabilities	12,000	8,000
Totals	$744,000	$437,000

6.
DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities.

Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2020 and November 30, 2019, respectively are as follows:

Geographic Region	November 30, 2020	November 30, 2019
Europe and Australia	-	-
Canada and Latin America	-	10,000
Far East and Middle East	-	-
United States	2,312,000	2,253,000
Totals	$2,312,000	$2,263,000

Revenues from domestic and export sales to unaffiliated customers for the nine months ended November 30, 2020 and November 30, 2019, respectively are as follows:

Geographic Region	November 30, 2020	November 30, 2019
Europe and Australia	-	-
Canada and Latin America	13,000	14,000
Far East and Middle East	9,000	-
United States	7,891,000	7,226,000
Totals	$7,913,000	$7,240,000

For the three months ended November 30, 2020 and November 30, 2019, approximately 72% and 66%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 28% and 34%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the nine months ended November 30, 2020 and November 30, 2019, approximately 69% and 73%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 31% and 27%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Revenues from the Company’s top two customers for the three months ended November 30, 2020 and November 30, 2019, respectively are as follows:

Customer	November 30, 2020	November 30, 2019
Raytheon	38%	47%
Avnet / USI Electronics	8%	21%
Totals	46%	68%

Revenues from the Company’s top two customers for the nine months ended November 30, 2020 and November 30, 2019, respectively are as follows:

Customer	November 30, 2020	November 30, 2019
Raytheon	51%	53%
Avnet / USI Electronics	15%	16%
Totals	66%	69%

7.
MAJOR SUPPLIERS

For the three months ended November 30, 2020, CPS Technologies accounted for 21% of purchases of production materials, no other supplier accounted for 10% or more of purchases of production materials. For the three months ended November 30, 2019, Stellar Industries accounted for 20% of purchases of production materials, no other supplier accounted for 10% or more of purchases of production materials.

For the nine months ended November 30, 2020, Egide USA, accounted for 19% of purchases of production materials, no other supplier accounted for 10% or more of purchases of production materials. For the nine months ended November 30, 2019, Egide USA, accounted for 18% of purchases of production materials, no other supplier accounted for 10% or more of purchases of production materials.

8. COMMITMENTS AND CONTINGENCIES

The balance sheet classification of operating lease assets and liabilities as of November 30, 2020 was as follows:

Balance Sheet Classification	November 30, 2020
Assets
Operating lease right-of-use assets, March 1, 2020	$723,000
Amortization for the nine months ended November 30, 2020	(285,000)
Total operating lease right-of-use asset, November 30, 2020	$438,000
Liabilities
Current
Operating lease liability, short-term	$447,000
Non-current
Operating lease liability, long-term	39,000
Total lease liabilities	$486,000

Future minimum lease payments as of November 30, 2020 for the Company’s manufacturing facility are as follows:

Fiscal Year Ending February 28/29	Amount
2021	115,000
2022	388,000
Total Future Undiscounted Cash Flows	$503,000
Less Imputed Interest to be recognized in lease expense	17,000
Operating Lease Liabilities, as reported	$486,000

The balance sheet classification of lease assets and liabilities as of February 29, 2020 was as follows:

Balance Sheet Classification	February 29, 2020
Assets
Operating lease right-of-use assets, March 1, 2019	$1,081,000
Amortization for the fiscal year ended February 29, 2020	(358,000)
Total operating lease right-of-use asset, February 29, 2020	$723,000
Liabilities
Current
Operating lease liability, short-term	$417,000
Non-current
Operating lease liability, long-term	377,000
Total lease liabilities	$794,000

Future minimum lease payments as of February 29, 2020 for the Company’s manufacturing facility was as follows:

Fiscal Year Ending February 28/29	Amount
2021	454,000
2022	388,000
Total Future Undiscounted Cash Flows	$842,000
Less Imputed Interest to be recognized in lease expense	48,000
Operating Lease Liabilities, as reported	$794,000

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

The Company did not repurchase any shares under the stock repurchase program during the three months ending November 30, 2020, and repurchased 2,493 shares during the nine months ended November 30, 2020, at a total cost of $5,734, or $2.30 per share.

Stock Compensation

On November 13, 2020, the Company granted Mr. Eriksen and Mr. Matson the option to receive half of their bonuses in shares instead of cash, which both elected. Mr. Eriksen received 7,669 shares, with a fair market value of $25,000, or $3.26 per share, and Mr. Matson received 15,337 shares, with a fair market value of $50,000, or $3.26 per share. Shares were issued under the 2019 Stock Incentive Plan.

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

Results of Operations-Three Months Ended November 30, 2020 Compared to Three Months Ended November 30, 2019:

Net sales for the three months ended November 30, 2020 increased 2% to $2,312,000 as compared to $2,263,000 for the three months ended November 30, 2019.

Net bookings for the three months ended November 30, 2020 decreased 63% to $1,285,000 versus $3,506,000 during the three months ended November 30, 2019. Backlog as of November 30, 2020 decreased 45% to $4,401,000 as compared to a backlog of $8,061,000 as of November 30, 2019.

Cost of sales for the three months ended November 30, 2020 decreased to $1,799,000 from $1,802,000 for the three months ended November 30, 2019, due to decreased labor costs and improved productivity. Expressed as a percentage of net sales, cost of sales decreased to 78% for the three months ended November 30, 2020 from 80% for the three months ended November 30, 2019.

Gross profit for the three months ended November 30, 2020 increased to $513,000 from $461,000 for the three months ended November 30, 2019, due primarily to increased net sales. Accordingly, gross margins increased to 22% for the three months ended November 30, 2020 as compared to 20% for the three months ended November 30, 2019.

For the three months ended November 30, 2020, we shipped 10,259 units as compared to 20,021 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, general, and administrative expenses increased to $575,000 for the three months ended November 30, 2020 from $422,000 for the same period in the prior year. The increase was due to bonus expense and increased professional fees. During the three months ended November 30, 2020, selling, general and administrative expenses as a percentage of net sales increased to 25% as compared to 19% for the three months ended November 30, 2019.

Operating income (loss) for the three months ended November 30, 2020 decreased to ($62,000) as compared to operating income of $39,000 for the three months ended November 30, 2019. This decrease is due primarily to increased selling, general and administrative expense.

Interest and dividend income for the three months ended November 30, 2020 was $0 as compared to $1,000 for the three months ended November 30, 2019. Realized gains on investments for the three months ended November 30, 2020 increased to $9,000 as compared to a loss of ($2,000) for the three months ended November 30, 2019. Unrealized gains on investments for the three months ended November 30, 2020 were $26,000 as compared to $0 for the three months ended November 30, 2019.

Net income (loss) for the three months ended November 30, 2020 decreased to ($27,000) as compared to net income of $38,000 for the three months ended November 30, 2019. This decrease is due primarily to increased selling, general and administrative expenses as described above.

Results of Operations-Nine Months Ended November 30, 2020 Compared to Nine Months Ended November 30, 2019:

Net sales for the nine months ended November 30, 2020 increased 9% to $7,913,000 as compared to $7,240,000 for the nine months ended November 30, 2019.

Net bookings for the nine months ended November 30, 2020 decreased 52% to $4,428,000 versus $9,206,000 during the nine months ended November 30, 2019. Backlog as of November 30, 2020 decreased 45% to $4,401,000 as compared to a backlog of $8,061,000 as of November 30, 2019.

Cost of sales for the nine months ended November 30, 2020 decreased to $5,419,000 from $6,126,000 for the nine months ended November 30, 2019, due to decreased inventory obsolescence, raw materials and labor costs, and improved productivity. Expressed as a percentage of net sales, cost of sales decreased to 68% for the nine months ended November 30, 2020 from 85% for the nine months ended November 30, 2019.

Gross profit for the nine months ended November 30, 2020 increased to $2,494,000 from $1,114,000 for the nine months ended November 30, 2019, due primarily to increased net sales and lower cost of sales. Accordingly, gross margins increased to 32% for the nine months ended November 30, 2020 as compared to 15% for the nine months ended November 30, 2019.

For the nine months ended November 30, 2020, we shipped 58,770 units as compared to 55,168 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, general, and administrative expenses decreased to $1,587,000 for the nine months ended November 30, 2020 from $1,645,000 for the same period in the prior year. The decrease was primarily due to decreased bonus expense. During the nine months ended November 30, 2020, selling, general and administrative expenses as a percentage of net sales decreased to 20% as compared to 23% for the nine months ended November 30, 2019.

Operating income for the nine months ended November 30, 2020 increased to $907,000 as compared to an operating loss of ($531,000) for the nine months ended November 30, 2019. This increase is due primarily to increased net sales and lower cost of sales described above.

Interest and dividend income for the nine months ended November 30, 2020 increased to $7,000 as compared to $3,000 for the nine months ended November 30, 2019. Realized gains on investments for the nine months ended November 30, 2020 increased to $35,000 as compared to a loss of ($22,000) for the nine months ended November 30, 2019. Unrealized gains on investments for the nine months ended November 30, 2020 were $28,000 as compared to a gain of $19,000 for the nine months ended November 30, 2019.

Net income for the nine months ended November 30, 2020 increased to $977,000 as compared to a net loss of ($531,000) for the nine months ended November 30, 2019. This increase is due primarily to increased net sales and decreased cost of sales as described above.

Liquidity and Capital Resources:

Operating Activities:
Net cash provided by operating activities was $1,427,000 for the nine months ended November 30, 2020 primarily reflecting net income of $977,000, an increase in accrued expenses, other current and non-current liabilities of $297,000, a decrease in accounts receivable of $213,000, and depreciation and amortization of $179,000, partially offset by increases in inventories of $183,000 and prepaid and other current assets of $72,000.

Net cash provided by operating activities was $803,000 for the nine months ended November 30, 2019 primarily reflecting a net loss of ($531,000) offset by a decrease in inventory of $1,161,000, stock compensation expense of $282,000, partially offset by a decrease in accounts payable of $304,000.

Investing Activities:
Net cash used in investing activities was ($107,000) for the nine months ended November 30, 2020 principally reflecting $340,000 in proceeds from the sale of securities, offset by $379,000 in purchases of securities and $68,000 in purchases of property, plant and equipment.

Net cash (used in) investing activities was ($77,000) for the nine months ended November 30, 2019 principally reflecting $57,000 in proceeds from sale of securities, offset by $51,000 in purchases of securities and $83,000 in purchases of plant, property and equipment.

Financing Activities:
Net cash provided by financing activities was $801,000 for the nine months ended November 30, 2020 principally reflecting proceeds of the SBA Paycheck Protection Program loan.

There was no net cash used or provided by financing activities during the nine months ended November 30, 2019.

We expect our sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations will be approximately $350,000 during the next twelve months and will be funded from operations and cash and cash equivalents, if necessary.

At November 30, 2020, February 29, 2020, and November 30, 2019, we had cash and cash equivalents of approximately $3,453,000, $1,332,000, and $1,120,000, respectively. The increase for the nine months ended November 30, 2020 was primarily due to income from operations and the SBA Paycheck Protection Program loan.

At November 30, 2020, February 29, 2020, and November 30, 2019, we had investments in securities of approximately $267,000, $164,000, and $69,000, respectively.

At November 30, 2020, February 29, 2020, and November 30, 2019, we had working capital of $6,589,000, $4,687,000, and $4,746,000, respectively. The increase for the nine months ended November 30, 2020 was due primarily to income from operations and the SBA Paycheck Protection Program loan.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2020 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended November 30, 2020.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2020, we had no known material current, pending, or threatened litigation.

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