Form 10-K
period 2021-02-28
SOLITRON DEVICES INC
filed 2021-06-21
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2021
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _______ to _______
Commission File No. 001-04978

SOLITRON DEVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	22-1684144
(State or Other Jurisdiction of Incorporation or Organization)(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
3301 Electronics Way, West Palm Beach, Florida	33407
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code:	(561) 848-4311

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
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

       Non-accelerated filer   ☐  (do not check if smaller reporting company)    Smaller reporting company  ☒

       Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2020 was $3,073,331 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 14, 2021 was 2,083,462.

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

Set forth below by principal product type are the percentage contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 28, 2021 and February 29, 2020.

	Percentage of Sales
	FY 2021	FY 2020
Power Transistors	10%	14%
Power MOSFETS	23%	23%
Hybrids	48%	51%
Field Effect Transistors	15%	12%
Other	4%	0%
	100%	100%

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

It is customary to subdivide active electronic components into those of a discrete nature and those which are non-discrete. Discrete devices contain a single microelectronic element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, that are interconnected to make up an electrical circuit. An integrated circuit incorporates various active and passive elements into a single silicon chip. A hybrid circuit, on the other hand, comprises a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can be analog or digital; presently, the Company manufactures analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application-specific devices, also referred to as custom or semi-custom products. The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal years ended February 28, 2021 and February 29, 2020, approximately 86% and 87%, respectively, of the Company’s sales have been of custom products, and the remaining 14% and 13%, respectively, have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (“SCD”) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, satellites, and space applications. The Company’s products have been used on the space shuttle and on the space missions to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner). For the fiscal years ended February 28, 2021 and February 29, 2020, approximately 77% and 78%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 23% and 22%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Custom products are typically sold to the United States government and defense or aerospace companies, such as Raytheon Technologies Corporation, Lockheed Martin, L3Harris Technologies, General Electric Aviation, Honeywell International, and Northrop Grumman Systems Corporation, while standard products are sold to the same customer base and to the general electronic industry. The Company has standard and custom products available in all of its major product lines.

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

ISO 9001 and AS9100

The Company is certified by NQA to AS 9100:2016 (sometimes previously referred to as AS 9100D) and ISO 9001:2015 standards.  The certification is valid until September 2021 and was reissued on August 31, 2018 for the cycle starting September 8, 2018.  The AS 9100 certification defines a Quality Management System that is oriented to the aerospace industry.  It was released in 1999 by the European Association of Aerospace Industries along with the Society of Automotive Engineers.  AS 9100 encompasses ISO 9001 requirements so the certification to AS 9100 standards includes ISO 9001 standards.  It is broadly accepted or endorsed as a requirement for aerospace manufacturers among many Solitron customers.

MARKETING AND CUSTOMERS

During the fiscal year ended February 28, 2021, Raytheon Technologies Corporation accounted for approximately 49% of net sales, USI Electronics 15% of net sales, and L3Harris 11% of net sales, as compared to 52%, 18%, and less than 10%, respectively, for the fiscal year ended February 29, 2020. Nine of the Company’s customers accounted for approximately 92% of the Company’s net sales during the fiscal year ended February 28, 2021, as compared to nine customers accounting for 95% of net sales for the fiscal year ended February 29, 2020. It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. As a result, the Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company.

Sales to foreign customers accounted for less than 1% of the Company’s net sales for the fiscal years ended February 28, 2021 and February 29, 2020. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. See Note 10 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, was approximately $9,150,000 at February 28, 2021, as compared to $8,084,000 at February 29, 2020. Approximately 93% of the backlog is scheduled for delivery within twelve months. For the years ended February 28, 2021 and February 29, 2020, the entire backlog consisted of orders for electronic components.

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

EMPLOYEES

At February 28, 2021, the Company had 69 employees, 44 of whom were engaged in production activities, 4 in sales and marketing, 10 in executive and administrative capacities and 11 in technical and support activities. Of the 69 employees, 64 were full time employees and 5 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements. The largest supplier in the fiscal year ended February 28, 2021 was Egide USA, representing 18% of total purchases. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 13% of total purchases, SemiDice, which accounted for 10% of total purchases, and CPS Technologies, which accounted for 10% of total purchases. The largest supplier in the fiscal year ended February 29, 2020 was Egide USA, representing 18% of total purchases. No other supplier represented more than 10% of total purchases. Because of a diminishing number of sources for components and packages in particular, and the increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which results in higher costs of goods sold. Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

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

RESEARCH AND DEVELOPMENT

During the fiscal years ended February 28, 2021 and February 29, 2020, the Company spent $122,000 and $22,000, respectively, of its own funds on research and development. The Company may decide to increase research and development expenditures in the future. The cost of designing custom products has historically been borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

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

During the fiscal year ended February 28, 2021, four customers accounted for approximately 79% of our revenues. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

The COVID-19 pandemic and its potential effects on the Company’s business in its fiscal 2022 year remain dynamic, and the broader implications for its business and results of operations could change. These implications could include disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its suppliers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. The COVID-19 pandemic and its global economic impact may also impact the timing or amount of government appropriations and could lead to our government customers or their prime contractors requesting delays, price renegotiations or contract terminations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations.

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

We do not have an annual dividend policy in place. We have not declared and paid a cash dividend since June 29, 2015. Our Board of Directors has authorized a repurchase program under which the Company may repurchase up to $1,000,000 of the Company's common stock. The Company purchased 2,493 shares of common stock in fiscal 2021 and 10 shares of common stock in fiscal 2020. Any determination to pay cash dividends or repurchase shares of the Company’s common stock in the future is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' determination that such dividends or stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Accordingly, there is no assurance that we will pay cash dividends or repurchase stock pursuant to our stock repurchase program, or that any declaration of cash dividends or stock repurchases under our stock repurchase program will have a beneficial impact on our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.
PROPERTIES.

The Company’s manufacturing operations and its corporate headquarters are located in one leased facility in West Palm Beach, Florida. The Company leases approximately 47,000 sq. ft. for its facility. The lease is for a term ending on December 31, 2021 and includes an option to renew the lease for an additional five years beginning on January 1, 2022 under current terms. The Company believes that its facility in West Palm Beach, Florida is suitable and adequate to meet its requirements currently and until the Company relocates to its recently purchased facility. See Note 15 Subsequent Events.

ITEM 3.
LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 28, 2021, we had no known material current, pending, or threatened litigation.

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

As of February 28, 2021, there were approximately 612 holders of record of the Company’s Common Stock. On February 28, 2021, the last sale price of the Common Stock as reported on the OTCBB was $6.74 per share.

The following table sets forth for the periods indicated, high and low sell price of the Common Stock as reported by the OTCBB.

Fiscal Year Ended February 28, 2021	HIGH PRICE	LOW PRICE
Fourth Quarter	$7.50	$4.15
Third Quarter	$4.20	$2.18
Second Quarter	$2.60	$2.21
First Quarter	$2.90	$2.00

Fiscal Year Ended February 29, 2020
Fourth Quarter	$3.93	$2.20
Third Quarter	$2.38	$1.95
Second Quarter	$2.70	$1.50
First Quarter	$2.35	$1.30

We have no current plans to pay dividends. We plan on reinvesting our earnings, if any, for use in the business, for acquisitions, or for share repurchases.

The Company currently has a repurchase program under which the Company may repurchase up to $1,000,000 of its outstanding common stock without an expiration date to the repurchase program. Under the current repurchase program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors. The Company repurchased 10 shares of common stock during fiscal 2020 under the program and 2,493 shares during fiscal 2021.

			(c)	(d)
			Total Number	Maximum Number (or
	(a)		of Shares	Approximate Dollar
	Total	(b)	Purchased	Value) of Shares
	Number of	Average	as Part of	that May Yet
	Shares	Price Paid	Publicly Announced	Be Purchased Under
Period	Purchased	Per Share (1)	Plans or Programs	the Plans or Programs
March 1, 2020 - March 31, 2020	-	$-	-	$-
April 1, 2020 - April 30, 2020	-	$-	-	$-
May 1, 2020 - May 31, 2020	-	$-	-	$-
June 1, 2020 - June 30, 2020	2,493	$2.30	-	$-
July 1, 2020 - July 31, 2020	-	$-	-	$-
August 1, 2020 - August 31, 2020	-	$-	-	$-
September 1, 2020 - September 30, 2020	-	$-	-	$-
October 1, 2020 - October 31, 2020	-	$-	-	$-
November 1, 2020 - November 30, 2020	-	$-	-	$-
December 1, 2020 - December 31, 2020	-	$-	-	$-
January 1, 2021 - January 31, 2021	-	$-	-	$-
February 1, 2021 - February 28, 2021	-	$-	-	$-
Total	2,493	$2.30	-	$994,189

Securities Issued Under Equity Compensation Plan
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

The following table is included solely for use in comparative analysis to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth our statements of operations for the fiscal year periods indicated (in 000’s):

	2/28/2021	2/29/2020
Net Sales	10,534	9,237
Cost of Sales	7,257	7,762
Gross Profit	3,277	1,475
Selling, General and Administrative Expenses	2,108	2,104
Operating Income (Loss)	1,169	(629)
Total other income (loss)	212	23
Net Income (Loss)	1,381	(606)

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	2/28/2021	2/29/2020
Net Sales	100%	100%
Cost of Sales	69%	84%
Gross Profit	31%	16%
Selling, General and Administrative Expenses	20%	23%
Operating Income (Loss)	11%	-7%
Total other income (loss)	2%	0%
Net Income (Loss)	13%	-7%

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 28, 2021, the Company’s book-to-bill ratio was approximately 1.12 to 1 as compared to approximately 1.22 to 1 for the fiscal year ended February 29, 2020, reflecting an increase in the volume of orders booked. Historically, the Company has experienced seasonality in its bookings, with the fiscal fourth quarter experiencing the highest level of bookings. Going forward we expect more variability in bookings.

The Company has been seeking out additional revenue sources, which may involve new products and/or products the Company has not manufactured in recent years, or before. The Company may incur difficulty manufacturing those products, which could result in decreased margins.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended February 28, 2021 vs. Fiscal Year Ended February 29, 2020

Revenue. Net sales for the fiscal year ended February 28, 2021 increased by approximately 14% to $10,534,000 versus $9,237,000 for the fiscal year ended February 29, 2020.

Net bookings for the fiscal year ended February 28, 2021 were greater than net sales by approximately 12%. Backlog increased by approximately 11% to $9,150,000 as of February 28, 2021 from $8,223,000 as of February 29, 2020. The increase was due to the development of new products and an increase in the dollar value of new orders by key customers.

During the fiscal year ended February 28, 2021, the Company shipped 78,811units as compared with 75,313 units shipped during the fiscal year ended February 29, 2020. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of Sales. Cost of sales for the fiscal year ended February 28, 2021 decreased to $7,257,000 from $7,762,000 for the fiscal year ended February 29, 2020. Expressed as a percentage of sales, cost of sales decreased to 69% for the fiscal year ended February 28, 2021 as compared to 84% for the fiscal year ended February 29, 2020.

Gross Profit. Gross profit for the fiscal year ended February 28, 2021 increased to $3,277,000 from $1,475,000 for the fiscal year ended February 29, 2020 due primarily to a decrease in materials and labor. Expressed as a percentage of sales, gross profit for the fiscal year ended February 28, 2021 increased to 31% as compared to 16% for the fiscal year ended February 29, 2020.

Selling, General & Administrative Expenses. During the fiscal year ended February 28, 2021, selling, general and administrative expenses, as a percentage of sales, decreased to approximately 20% as compared to 23% for the year ended February 29, 2020. In terms of dollars, selling, general and administrative expenses increased 0.2% to $2,108,000 for the fiscal year ended February 28, 2021 from $2,104,000 for the fiscal year ended February 29, 2020. This increase is primarily due to an increase in professional fees of $25,000 and sales commissions of $42,000, partially offset by a $207,000 decrease in stock based compensation.

Operating Income (Loss). Operating income for the fiscal year ended February 28, 2021 was $1,169,000 as compared to an operating loss of ($629,000) for the fiscal year ended February 29, 2020. The decrease in operating loss was mainly attributable to the increase in net sales and decrease in materials and labor costs noted above.

Total Other Income. Interest income and dividend income were $0 and $7,000, respectively for the fiscal year ended February 28, 2021, compared to $1,000 and $9,000, respectively for the fiscal year ended February 29, 2020. Interest expense was ($5,000) for the fiscal year ended February 28, 2021, compared to $0 for the fiscal year ended February 29, 2020. Realized gains on investments for the fiscal year ended February 28, 2021 were $98,000 compared to a loss of ($28,000) for the fiscal year ended February 29, 2020. Unrealized gains on investments for the fiscal year ended February 28, 2021 decreased to $36,000 from $41,000 for the fiscal year ended February 29, 2020. Other income consisting primarily of scrap income was $76,000 in the fiscal year ended February 28, 2021 as compared to $0 in the fiscal year ended February 29, 2020.

Net Income (Loss). Net income for the fiscal year ended February 28, 2021 was $1,381,000 as compared to a net loss of ($606,000) for the fiscal year ended February 29, 2020. The increase in net income was mainly attributable to the increase in net sales and decrease in labor and materials discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:
Net cash provided by (used in) operating activities was $1,674,000 for the year ended February 28, 2021 primarily reflecting net income of $1,381,000, an increase in accrued expenses and other current and non-current liabilities of $296,000, and depreciation of $225,000 partially offset by increased prepaid expense and other current assets of $254,000, a decrease in accounts payable of $104,000.

Net cash provided by operating activities was $1,118,000 for the year ended February 29, 2020 primarily reflecting a decrease in inventories of $1,088,000, a decrease in accounts receivable of $450,000, and an increase in stock based compensation of $282,000 partially offset by a net loss of $606,000, and a decrease in accounts payable of $364,000.

Investing Activities:
Net cash provided by (used in) investing activities was ($22,000) for the year ended February 28, 2021 principally reflecting $530,000 in proceeds from sales of securities, partially offset by $477,000 from the purchases of securities, and $75,000 from the purchases of property, plant and equipment.

Net cash provided by (used in) investing activities was ($180,000) for the year ended February 29, 2020 principally reflecting $73,000 in proceeds from sales of securities, offset by $145,000 in purchases of securities and $108,000 in purchases of property, plant and equipment.

Financing Activities:
Net cash provided by (used in) financing activities was $801,000 for the year ended February 28, 2021, reflecting proceeds from the SBA Paycheck Protection Program loan of $807,000, partially offset by ($6,000) in treasury stock purchases.

Net cash used in financing activities was $0 for the year ended February 29, 2020.

The Company expects its sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. The Company anticipates that its capital expenditures required to sustain operations will be approximately $500,000 during the next twelve months and will be funded from operations and cash and cash equivalents, if necessary.

At February 28, 2021 and February 29, 2020, the Company had cash and cash equivalents of approximately $3,785,000 and $1,332,000, respectively. The cash increase for the year ended February 28, 2021 was primarily due to income from operations and proceeds from SBA Paycheck Protection Program loan.

At February 28, 2021 and February 29, 2020, the Company had investments in securities of approximately $248,000 and $164,000, respectively.

At February 28, 2021, the Company had working capital of $7,049,000 as compared with working capital at February 29, 2020 of $4,687,000. The increase for the year ended February 29, 2020 was due primarily to income from operations and the SBA Paycheck Protection Program loan.

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

The Company repurchased 2,493 shares for $5,734, or $2.30 per share, under the stock repurchase program during the fiscal year ended February 28, 2021, and 10 shares for $25, or $2.50 per share during the fiscal year ended February 29, 2020.

CRITICAL ACCOUNTING POLICIES:

See Note 2 in the financial statements for the Company’s accounting policies. Of the Company’s accounting policies, the following are considered to be critical – Inventories.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2021, the Company’s net bookings were $11,827,000 in new orders as compared with $11,224,000 for the year ended February 29, 2020, reflecting an increase in bookings of approximately 5%. The Company’s backlog increased to $9,150,000 at February 28, 2021 as compared with $8,223,000 as of February 29, 2020, reflecting an increase of approximately 11% in backlog.

In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. For the years ended February 28, 2021 and February 29, 2020, the entire backlog consisted of orders for electronic components.

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

On April 16, 2021, Solitron Devices, Inc. (the "Company") closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. in the amount of $2,940,000 to fund that portion of the total purchase price. The Company expects to begin making the necessary improvements to the property acquired in order to completely relocate its manufacturing operations and corporate headquarters later in the calendar year.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer), Chief Operating Officer (principal operating executive) and the Interim Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2021. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework (1992)”, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2021 due to the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management determined that the following material weaknesses existed as of February 28, 2021:
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

As of February 28, 2021, the Company’s Management has implemented the following measures to remediate the internal control deficiency:

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
June 21, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Solitron Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Solitron Devices, Inc. (the “Company”) as of February 28, 2021 and 2020 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2020.
Houston, Texas
June 21, 2021

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF FEBRUARY 28, 2021 AND FEBRUARY 29, 2020
(in thousands)
	February 28, 2021	February 29, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,785	$1,332
Marketable securities	248	164
Accounts receivable	1,306	1,379
Inventories, net	2,721	2,870
Prepaid expenses and other current assets	372	118
TOTAL CURRENT ASSETS	8,432	5,863

Property, plant and equipment, net	281	405
Operating lease - right-of-use asset	340	723
Other assets	40	45
TOTAL ASSETS	$9,093	$7,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$165	$269
Customer deposits	49	53
Operating lease liability	377	417
Finance lease liability	9	-
Notes payable (PPP loan)	43	-
Accrued expenses and other current liabilities	740	437
TOTAL CURRENT LIABILITIES	1,383	1,176

Notes payable (PPP loan), net of current	764	-
Operating lease liability, net of current	-	377
Finance lease liability, net of current	13	-
TOTAL LIABILITIES	2,160	1,553

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,083,462 shares outstanding, net of 487,801 treasury shares at February 28, 2021; 2,062,949 shares outstanding, net of
508,314 treasury shares at February 29, 2020, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	6,490	5,109
Less treasury stock	(1,412)	(1,481)
TOTAL STOCKHOLDERS’ EQUITY	6,933	5,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,093	$7,036

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020
(in thousands except for share and per share amounts)

	2021	2020

Net sales	$10,534	$9,237
Cost of sales	7,257	7,762

Gross profit	3,277	1,475

Selling, general and administrative expenses	2,108	2,104

Operating income (loss)	1,169	(629)

Other income (loss)
Interest income	-	1
Interest expense	(5)	-
Dividend income	7	9
Realized gain (loss) on investments	98	(28)
Unrealized gain (loss) on investments	36	41
Other, net	76	-
Total other income (loss)	212	23

Net income (loss)	$1,381	$(606)

Net income (loss) per common share - basic and diluted	$0.67	$(0.30)

Weighted average common shares outstanding - basic and diluted	2,067,829	2,010,168

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020
(In thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2019	2,571,263	(669,304)	$19	$1,834	$(1,761)	$5,806	$5,898

Adjustment for Adoption of ASC 842	-	-	-	-	-	(91)	(91)
Stock based compensation	-	161,000	2	-	280	-	282
Repurchase of shares	-	(10)	-	-	-	-	-
Net loss	-	-	-	-	-	(606)	(606)
Balance, February 29, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,109	$5,483

Repurchase of shares	-	(2,493)	-	-	(6)	-	(6)
Stock based compensation	-	23,006	-	-	75	-	75
Net income	-	-	-	-	-	1,381	1,381
Balance, February 28, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$6,490	$6,933

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020
(in thousands)
	2021	2020

Net income (loss)	$1,381	$(606)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	225	220
Operating lease expense	383	358
Net realized and unrealized (gains) on investments	(134)	(13)
Stock based compensation	75	282
Changes in Operating Assets and Liabilities:
Accounts receivable	73	450
Inventories	149	1,088
Prepaid expenses and other current assets	(254)	38
Other assets	5	2
Payments on operating lease liabilities	(417)	(379)
Accounts payable	(104)	(364)
Customer deposits	(4)	48
Accrued expenses, other current and non-current liabilities	296	(6)
Net cash provided by operating activities	1,674	1,118

Investing activities
Proceeds from sale of marketable securities	530	73
Purchases of marketable securities	(477)	(145)
Purchases of property and equipment	(75)	(108)
Net cash (used in) investing activities	(22)	(180)

Financing activities
Proceeds from SBA Paycheck Protection Program loan	807	-
Purchase of treasury stock	(6)	-
Net cash provided by financing activities	801	-

Net increase in cash and cash equivalents	2,453	938
Cash and cash equivalents - beginning of the year	1,332	394
Cash and cash equivalents - end of period	$3,785	$1,332

Non-cash transactions
Non cash increase in plant, property and equipment	$26	$-
Adjustment for Adoption of ASC 842	$-	$(91)
Capitalization of ROU asset and liability	$-	$1,081
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

The following table summarizes the Company's available-for-sale investments (in 000’s):

February 28, 2021		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$224	$46	$(22)	$248

February 29, 2020		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$155	$16	$(7)	$164

At February 28, 2021 and February 29, 2020, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

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

     Leasehold Improvements 10 years
     Machinery and Equipment 5 years

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of February 28, 2021, and February 29, 2020, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $2,757,000 at February 28, 2021 and $863,000 at February 29, 2020. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

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

Related Party Transactions
The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the fiscal year ended February 28, 2021, the Company purchased $65,892 of die and $11,600 of used equipment from ES Components. For the fiscal year ended February 29, 2020, the Company purchased $58,395 of die from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the fiscal years ended February 28, 2021 and February 29, 2020 sales were $0.

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

Refer to Note 7 for additional information on income taxes.

Net Income (Loss) Per Common Share
Net income/loss per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no potentially dilutive securities outstanding during the fiscal years ended February 28, 2021 and February 29, 2020, therefore there is no effect from dilution on earnings per share.

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

Stock based compensation
The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. There are no stock options outstanding and no options were granted or vested during the fiscal years ended February 28, 2021 and February 29, 2020 under the Company’s 2019 Stock Incentive Plan.

Recent Accounting Pronouncements
None

3. REVENUE RECOGNITION

As of February 28, 2021, and February 29, 2020, sales returns and allowances accrual activity is shown below:

	February 28, 2021	February 29, 2020
Beginning Balance	$126,000	$88,000
Accrued Allowances	228,000	38,000
Ending Balance	$354,000	$126,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement. As of February 28, 2021, and February 29, 2020, the inventory balance at that distributor was $1,854,000 and $1,387,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributor, current and projected market conditions, and historical experience under the program, we believe it is highly unlikely that the distributor would exercise termination. Should it occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of February 28, 2021, and February 29, 2020, inventories, net of reserves, consist of the following:

	February 28, 2021	February 29, 2020
Raw Materials	$842,000	$766,000
Work-In-Process	1,830,000	2,058,000
Finished Goods	49,000	46,000
Totals	$2,721,000	$2,870,000

Wafer related inventory, which includes raw wafers, work-in-process wafers, and wafer bank (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $1,154,000 as of February 28, 2021 and $1,239,000 as of February 29, 2020. Wafer production was temporarily curtailed during fiscal 2020 due to implementation of an improvement plan, which was completed in the first quarter of fiscal 2021. As of February 28, 2021, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2021. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. PROPERTY, PLANT AND EQUIPMENT

As of February 28, 2021, and February 29, 2020, property, plant, and equipment consist of the following:

	February 28, 2021	February 29, 2020
Leasehold Improvements	$287,000	$287,000
Motor Vehicles	70,000	70,000
Computer Equipment	27,000	27,000
Machinery and Equipment	4,011,000	3,910,000
Subtotal	4,395,000	4,294,000
Less: Accumulated Depreciation and Amortization	(4,114,000)	(3,889,000)
Net Property, Plant and Equipment	$281,000	$405,000

Depreciation and amortization expense was $225,000 and $220,000 for the fiscal years ended February 28, 2021 and February 29, 2020, respectively, and is included in cost of sales in the accompanying statements of operations.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2021, and February 29, 2020, accrued expenses and other current liabilities consist of the following:

	February 28, 2021	February 29, 2020
Payroll and related employee benefits	$293,000	$303,000
Legal fees	3,000	-
Property, Sales and Franchise taxes	15,000	8,000
Return Allowance	354,000	126,000
Bonus Accrual	70,000	-
Accrued Interest on PPP loan	5,000	-
Totals	$740,000	$437,000

7. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended February 28, 2021 and February 29, 2020.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 28, 2021 and February 29, 2020 is as follows:

	2021		2020
Net Income/(Loss) Before Taxes	1,381,000		(606,000)

Provision/(Benefit) at statutory rate	290,000	21.0%	(127,000)	21.0%
State Tax Provision/(Benefit) net of federal benefit	50,000	3.6%	(19,000)	3.0%
Permanent Book/Tax Differences	-	0.0%	27,000	-4.5%
Change in Valuation Allowance	(340,000)	-24.6%	138,000	-22.8%
Other	-	0.0%	(19,000)	3.1%
Income Tax Provision / (Benefit)	-		-
Effective income tax rate	0.00%		0.00%

Total net deferred taxes are comprised of the following at February 28, 2021 and February 29, 2020:

Deferred Tax Asset (Liability):	2021	2020
Accrued Liabilities	$56,736	$44,177
Inventory Allowance	1,406,453	1,339,208
Section 263A Capitalized Costs	53,799	59,095
Net Operating Loss Carryforwards	2,456,278	2,865,302
Other	14,902	32,972
Depreciation	(6,058)	(18,952)
Total Deferred Tax Assets (Liabilities)	3,982,110	4,321,802
Valuation allowance	(3,982,110)	(4,321,802)
Total Net Deferred Tax Assets (Liabilities)	$-	$-

A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $3,982,110 and $4,321,802 for the years ended on February 28, 2021 and February 29, 2020 respectively, is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

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

As of February 28, 2021, the Company estimates it has approximately $10.1 million of Federal and $9.3 million of state net operating loss (“NOL”) carryforwards as compared to $11.8 million of Federal and $11 million of state net operating loss carryforwards as of February 29, 2020. Of the Federal NOL carryforwards, $0 expired in 2021 and the remaining balance will expire between 2022 and 2040. Of the state NOL carryforwards, $0 expired in 2021, and the remaining balance will expire between 2022 and 2040. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

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

The Federal net operating loss carryforwards will expire as follows:
Fiscal Year Ending February 28/29	Amount
2023	$837,000
2029	7,514,000
2037	322,000
2038	187,000
2039	986,000
2040	285,000
Total	$10,131,000

8. STOCK OPTIONS

There are no stock options outstanding and no options have been granted during the fiscal years ended February 28, 2021 and February 29, 2020 under the Company’s 2019 Stock Incentive Plan.

9. EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the "Profit Sharing Plan") in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Profit Sharing Plan allows for matching and discretionary employer contributions. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2021 and February 29, 2020.

10. DISAGGREGATION OF REVENUES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the fiscal years ended February 28, 2021 and February 29, 2020 are as follows:

Geographic Region	February 28, 2021	February 29, 2020
Europe and Australia	$-	$-
Canada and Latin America	14,000	21,000
Far East and Middle East	12,000	1,000
United States	10,508,000	9,215,000
Totals	$10,534,000	$9,237,000

Revenues from domestic and export sales are attributed to global geographic regions according to the location of the customer’s primary manufacturing or operating facilities.

For the fiscal years ended February 28, 2021 and February 29, 2020, approximately 77% and 78%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 23% and 22%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Sales to the Company's major customers accounted for 75% of net sales for the year ended February 28, 2021 as compared with 70% of the Company's net sales for the year ended February 29, 2020. For the year ended February 28, 2021, sales to Raytheon Technologies Corporation accounted for approximately 49% of net sales, sales to USI electronics accounted for 15% of net sales, and sales to L3Harris Technologies accounted for 11% of net sales. For the year ended February 29, 2020, sales to Raytheon Technologies Corporation accounted for approximately 52% of net sales and sales to USI Electronics accounted for 18% of net sales.

11. MAJOR SUPPLIERS

For the year ended February 28, 2021, purchases from the Company’s top supplier, Egide USA accounted for 18% of the Company's total purchases of production materials. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 13% of total purchases, SemiDice, which accounted for 10% of total purchases, and CPS Technologies, which accounted for 10% of total purchases.  For the year ended February 29, 2020, purchases from the Company’s top supplier, Egide USA, accounted for 18% of the Company's total purchases of production materials, and all other suppliers were individually less than 10% of purchases.

12. COMMITMENTS AND CONTINGENCIES

Finance lease:
During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s financial statements. As of February 28, 2021 fiscal year end, the carrying value of the asset was $22,000 and was included in Property, plant and equipment on the balance sheet.

Operating lease:

On October 1, 2014, the Company extended its current lease with its landlord, CF EB REO II LLC, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407 (the “Lease”). The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, which is the current landlord as the Lease was assigned to them. The term of the Lease ends on December 31, 2021. The base rent provided in the Lease is $31,555 per month, excluding sales tax. The Company has the option to extend the term of the Lease for an additional five years beginning on January 1, 2022 and ending on December 31, 2026. The Company does not plan on exercising its option.

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

As our operating lease does not provide an implicit interest rate, we estimated a current borrowing rate of 6.25% in determining the present value of lease payments.

The balance sheet classification of operating lease assets and liabilities were as follows:

Balance Sheet Classification	February 28, 2021
Assets
Operating lease right-of-use assets, March 1, 2020	$723,000
Amortization for the fiscal year ended February 28, 2021	(383,000)
Total operating lease right-of-use asset, February 28, 2021	$340,000
Liabilities
Current
Operating lease liability, short-term	$377,000
Non-current
Operating lease liability, long-term	-
Total lease liabilities	$377,000

Balance Sheet Classification	February 29, 2020
Assets
Operating lease right-of-use assets, March 1, 2019	$1,081,000
Amortization for the fiscal year ended February 29, 2020	(358,000)
Total operating lease right-of-use asset, February 29, 2020	$723,000
Liabilities
Current
Operating lease liability, short-term	$417,000
Non-current
Operating lease liability, long-term	377,000
Total lease liabilities	$794,000

Future minimum operating lease payments, excluding Florida sales tax, as of February 28, 2021 under non-cancelable operating leases are as follows:

Fiscal Year Ending February 28	Amount
2022	388,000
Total Future Undiscounted Cash Flows	$388,000
Less Imputed Interest to be recognized in lease expense	11,000
Operating Lease Liabilities, as reported	$377,000

Actual rent expense paid for the fiscal years ended February 28, 2021 and February 29, 2020 including Florida sales tax was approximately $484,000 and $472,000, respectively.

13. NOTES PAYABLE

On July 21, 2020, the Company received loan proceeds of $807,415 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company is being made through Bank of America, N.A., a national banking association. The PPP Loan matures on July 21, 2025 and bears interest at a rate of 1% per annum. Payments of principal and interest on the loan were initially deferred until January 1, 2021 and based on applying for forgiveness the deferral was extended through October 31, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. The Company used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 12, 2021, the SBA notified Bank of America that the Company’s application for complete forgiveness of its PPP loan was approved (see Note 15: Subsequent Events).

14. STOCKHOLDERS’ EQUITY

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

During the fiscal year ended February 29, 2020 the Company repurchased 10 shares of common stock. During the fiscal year ended February 28, 2021 the Company repurchased 2,493 shares of common stock.

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

15. SUBSEQUENT EVENTS

On April 16, 2021, Solitron Devices, Inc. (the "Company") closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000.00 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. in the amount of $2,940,000 to fund that portion of the total purchase price. The Company expects to begin making the necessary improvements to the property acquired in order to completely relocate its manufacturing operations and corporate headquarters later in the calendar year.

On June 12, 2021, the SBA notified Bank of America that the Company’s application for complete forgiveness of its PPP loan was approved.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.
CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2021 due to the material weakness described above under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the year ended February 28, 2021.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced above under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the fourth quarter ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information concerning the current directors:

Name	Age	Positions with the Company	Class	Year Term Expires and Class(4)
Tim Eriksen	52	Chief Executive Officer, Interim Chief Financial Officer and Director	Class II	2018
Dwight P. Aubrey(1)(2)	74	Director	Class I	2017
John F. Chiste(1)(3)	65	Director	Class I	2017
David W. Pointer(2)(3)	51	Chairman	Class II	2018
Charles Gillman(2)(3)	50	Director	Class III	2019
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

Mr. Gillman is the Owner and Executive Managing Director of the IDWR Multi-Family Office (the "IDWR"), a position he has held since 2013. The IDWR employs a team of analysts with expertise in finding publicly traded companies that require operational enhancement and an improvement in corporate capital allocation. From 2001 to 2013, Mr. Gillman was a portfolio manager of certain family office investment portfolios at Nadel and Gussman, LLC. Prior to his employment at Nadel and Gussman, Mr. Gillman worked in the investment industry and as a strategic management consultant at McKinsey & Company, where he gained experience designing operational turnarounds of U.S. and international companies. Mr. Gillman currently serves on the board of directors of Digirad Corporation, Hill International, and Points International. Additionally, Mr. Gillman previously served on the board of directors of the following companies during the last five years: Hooper Holmes, Inc., Datawatch Corporation, Novation Companies Inc., Digirad, Hill International, and Points International. Mr. Gillman is a Summa Cum Laude graduate of the Wharton School and a Director of the Penn Club of New York which serves as the Manhattan home of the Wharton and Penn alumni community.

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

Compensation Committee

The members of the Compensation Committee are Messrs. Aubrey (Chairman), Gillman and Pointer. The Board of Directors has determined that the members of the Compensation Committee are independent pursuant to the Nasdaq Rules. The responsibilities and duties of the Compensation Committee consist of, but are not limited to: reviewing, evaluating and approving the agreements, plans, policies and programs of the Company to compensate the officers and directors of the Company and otherwise discharging the Board of Directors’ responsibilities relating to compensation of the Company’s officers and directors. The Compensation Committee has determined that no risks exist arising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. During fiscal year 2021, the Compensation Committee did not retain a compensation consultant to review our policies and procedures with respect to executive compensation. The Company has adopted a Compensation Committee Charter, a copy of which is published on the Company's website, www.solitrondevices.com on the Investor Relations page.

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

Only individuals who are nominated in accordance with the procedures set forth in Article II, Section 12 of our By-laws shall be eligible for election as directors. Nominations of persons for election to the Board of Directors may be made at a meeting of stockholders at which directors are to be elected only (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the Company entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in Article II, Section 12 of our By-laws. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the Secretary of the Company. To be timely, a stockholder’s notice must be delivered or mailed to and received at the principal executive offices of the Company not less than 30 days prior to the date of the meeting, provided, however, that in the event that less than 40 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, to be timely, a stockholder’s notice must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder’s notice shall set forth (i) as to each person whom such stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including each such person’s written consent to serving as a director if elected); and (ii) as to the stockholder giving the notice (x) the name and address of such stockholder as they appear on the Company’s books, and (y) the class and number of shares of the Company’s capital stock that are beneficially owned by such stockholder.

Code of Ethics

The Company has adopted a Code of Ethics for senior officers, which includes the Company’s principal executive officer, principal financial officer and controller, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company’s web site at www.solitrondevices.com on the Investor Relations page.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 28, 2021, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were timely filed.

ITEM 11.
EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named executive officer for the fiscal years ended February 28, 2021 and February 29, 2020.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Tim Eriksen, CEO, Interim CFO (1)	2021	$80,000	$50,000	-	-	$130,000
	2020	77,736	10,000	26,250	-	113,986

Mark Matson, President, COO (2)	2021	200,000	100,000	-	36,159(3)	336,159
	2020	200,000	20,000	210,000	35,756(3)	465,756

(1)
Mr. Eriksen was appointed Chief Executive Officer and Interim Chief Financial Officer effective as of July 22, 2016. On June 28, 2019 the Company granted Mr. Eriksen a discretionary bonus of $10,000, a grant of 15,000 shares of common stock that were immediately vested (valued at $26,250 based on the $1.75 closing price of the common stock on the date of the grant), and effective July 1, 2019 Mr. Eriksen’s salary was increased from $72,000 to $80,000. On November 13, 2020, the Company granted Mr. Eriksen the option to receive half of his bonus in shares instead of cash, which he elected. Mr. Eriksen received 7,669 shares, with a fair market value of $25,000, or $3.26 per share. Shares were issued under the 2019 Stock Incentive Plan.

(2)
Mr. Matson was appointed President and Chief Operating Officer effective as of July 22, 2016. On June 28, 2019 the Company granted Mr. Matson a discretionary bonus of $20,000, a grant of 120,000 shares of common stock that were immediately vested (valued at $210,000 based on the $1.75 closing price of the common stock on the date of the grant), and retroactive to January 1, 2019 Mr. Matson’s salary was increased from $160,000 to $200,000. On November 13, 2020, the Company granted Mr. Matson the option to receive half of his bonus in shares instead of cash, which he elected. Mr. Matson received 15,337 shares, with a fair market value of $50,000, or $3.26 per share. Shares were issued under the 2019 Stock Incentive Plan.

(3)
Represents Life, Disability and Medical Insurance premiums, personal auto expenses, allocation of the company’s corporate housing, and cell phone. For the year ended February 28, 2021, Life, Disability and Medical Insurance premiums were $6,449, housing allocation was $8,400, car expenses were $19,716, and cell phone was $1,594. For the year ended February 29, 2020, Life, Disability and Medical Insurance premiums were $4,890, housing allocation was $7,964, car expenses were $21,638, and cell phone was $1,264.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the fiscal years ended February 28, 2021 and February 29, 2020.

Name and Principal Position	Year	Fees earned or paid in cash (1)	Stock awards (2)	Total
David W. Pointer, Chairman	2021	$48,000	$-	$48,000
	2020	$41,000	$14,000	$55,000

Dwight P. Aubrey, Director	2021	36,000	-	36,000
	2020	29,000	10,500	39,500

John F. Chiste, Director	2021	38,000	-	38,000
	2020	31,000	10,500	41,500

Charles Gillman	2021	32,000	-	32,000
	2020	25,000	10,500	35,500

(1)
On November 13, 2020, and June 28, 2019, the Company awarded each non-employee director a discretionary cash bonuses of $12,000 and $5,000, respectively in recognition of the significant work performed as members of the Board and committees and additional contributions and services provided to the Company.

(2)
On June 28, 2019, the Company also awarded a grant of 6,000 shares of common stock that are immediately vested pursuant to the Plan to each non-employee director and a grant of 8,000 shares of common stock that are immediately vested pursuant to the Plan to the Chairman. Value of the grants were based on the closing market price of $1.75 per share on the grant date.

For the fiscal years ended February 28, 2021, and February 29, 2020 each director who is not employed by the Company receives $4,500 per quarter and the Chairman receives $9,000 per quarter. The Chairman of the Audit Committee (Mr. Chiste) receives $2,000 per quarter, the Compensation Committee Chairman (Mr. Aubrey) receives $1,500 per quarter and the Nominating Committee Chairman (Mr. Gillman) receives $500 per quarter.  Payments for each quarter are paid in advance. All out-of-pocket expenses incurred by a director for attending Board or committee meetings are reimbursed by the Company. Mr. Eriksen does not receive any additional compensation as a director.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of June 14, 2021 by (i) all directors, (ii) the named executive officers for the year ended February 28, 2021, (iii) all executive officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company’s outstanding common stock. Unless noted otherwise, the corporate address of each person listed below is 3301 Electronics Way, West Palm Beach, Florida 33407.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of common stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned(1)		Percentage of Outstanding Shares(1)
Tim Eriksen	282,706	(2)	13.6%

Mark Matson	157,091		7.5%

Dwight P. Aubrey	6,000		0.3%

John F. Chiste	6,000		0.3%

Charles Gillman	6,000		0.3%

David W. Pointer	90,054	(3)	4.3%

All Executive Officers and Directors as a Group (6 persons)	524,845		26.3%

Olesen Value Fund L.P. 60 W. Broad Street, Suite 304 Bethlehem, Pennsylvania 18018	281,190	(4)	13.5%

John Stayduhar 3597 Birdie Dr. Lake Worth, Florida 33467	185,000	(5)	8.9%

Bossert Capital 729 N Washington Ave Suite 600 Minneapolis, Minnesota 55401	154,747	(6)	7.4%

________________

(1)
Based on 2,083,462 shares of our common stock outstanding as of June 14, 2021. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Act"); the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.
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
(6)
This information is based solely on the Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2021.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information about our common stock that may be issued upon the exercise of outstanding options and our common stock that remains available for future issuance as of February 28, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	40,994(1)
Total	-	-	40,994

 (1)
Represents 40,994 shares of common stock available under the Solitron Devices, Inc. 2019 Stock Incentive Plan (the "2019 Plan") after the grant of 23,006 shares on November 13, 2020.

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

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the fiscal year ended February 28, 2021, the Company purchased $65,892 of die from ES Components and $11,600 of used equipment. For the fiscal year ended February 29, 2020, the Company purchased $58,395 of die from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the fiscal years ended February 28, 2021 and February 29, 2020, sales were $0.

Director Independence

The Board of Directors is currently composed of the following five directors: Messrs. Aubrey, Chiste, Eriksen, Gillman and Pointer. The Board has determined that Messrs. Aubrey, Chiste, Gillman and Pointer all meet the criteria for independence specified in the Nasdaq Stock Market Marketplace Rules (the "Nasdaq Rules").

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees and Services

The following table sets forth the fees billed during fiscal 2021 and fiscal 2020 by MaloneBailey LLP (“MaloneBailey”). MaloneBailey is our independent certified public accountant retained for the audit of the fiscal years ended February 28, 2021 and February 29, 2020. On October 2, 2019 Solitron's Board of Directors appointed MaloneBailey as the Company’s new independent registered public accounting firm.

	2021	2020
Audit Fees	$95,000	$55,000(1)
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$95,000	$55,000
________________
(1)
For most of 2020 the Company had no auditor. The amount for 2020 is based on an equal split of the cost for the simultaneous audit of fiscal 2020 and 2019 that began after February 29, 2020.

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by MaloneBailey for the fiscal years ended February 28, 2021 and February 29, 2020 respectively as described above.

PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the Index set forth on Page 20 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3) Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).
3.2	Amended and Restated By-Laws of Solitron Devices, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on July 27, 2016).
4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K/A filed on February 22, 2021).
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

10.6
Commercial Contract, dated as of March 1, 2021, by and between Solitron Devices, Inc. and 901 Sansbury, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2021).

10.7
Master Credit Agreement, dated as of April 15, 2021, between Solitron Devices, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2021).

10.8
Note, dated as of April 15, 2021, between Solitron Devices, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 21, 2021).

10.9
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of April 15, 2021, by Solitron Devices, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 21, 2021).

10.10
Financial Covenant Agreement, dated as of April 15, 2021, between Solitron Devices, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 21, 2021).

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

SOLITRON DEVICES, INC.

Date: June 21, 2021	By:	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Eriksen	Chief Executive Officer and Interim Chief Financial Officer.	June 21, 2021
Tim Eriksen

/s/ Dwight Aubrey	Director	June 21, 2021
Dwight Aubrey

/s/ John F. Chiste	Director	June 21, 2021
John F. Chiste

/s/ Charles Gillman	Director	June 21, 2021
Charles Gillman

/s/ David W. Pointer	Chairman	June 21, 2021
David W. Pointer