Form 10-Q
period 2021-05-31
SOLITRON DEVICES INC
filed 2021-07-20
CIK 91668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

 For the quarterly period ended May 31, 2021

  or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-04978

SOLITRON DEVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-1684144 (I.R.S. Employer Identification No.)

3301 Electronics Way, West Palm Beach, Florida (Address of Principal Executive Offices)	33407 (Zip Code)

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 2, 2021, was 2,083,462.

SOLITRON DEVICES, INC.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF MAY 31, 2021 AND FEBRUARY 28, 2021
(in thousands, except for share and per share amounts)
	May 31, 2021	February 28, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3,019	3,785
Marketable securities	270	248
Accounts receivable	2,332	1,306
Inventories, net	2,627	2,721
Prepaid expenses and other current assets	393	372
TOTAL CURRENT ASSETS	8,641	8,432

Property, plant and equipment, net	4,805	281
Operating lease - right-of-use asset	240	340
Other assets	37	40
TOTAL ASSETS	13,723	9,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	514	165
Customer deposits	265	49
Operating lease liability	266	377
Finance lease liability	9	9
Notes payable (PPP loan)	92	43
Mortgage loan	100	-
Accrued expenses and other current liabilities	960	740
TOTAL CURRENT LIABILITIES	2,206	1,383

Notes payable (PPP loan), net of current	715	764
Mortgage loan, net of current	2,832	-
Finance lease liability, net of current	10	13
TOTAL LIABILITIES	5,763	2,160

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,083,462 shares outstanding, net of 487,801 treasury shares
at May 31, 2021 and February 28, 2021	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	7,517	6,490
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	7,960	6,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	13,723	9,093

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2021 AND MAY 31, 2020
(Unaudited, in thousands except for share and per share amounts)

	Fiscal first quarter ended	Fiscal first quarter ended
	May 31, 2021	May 31, 2020

Net sales	3,610	2,498
Cost of sales	1,946	1,642

Gross profit	1,664	856

Selling, general and administrative expenses	714	486

Operating income	950	370

Other income (loss)
Interest expense	(20)	-
Dividend income	-	6
Realized gain (loss) on investments	27	15
Unrealized gain (loss) on investments	(20)	(22)
Other, net	90	-
Total other income (loss)	77	(1)

Net income	1,027	369

Net income per common share-basic and diluted	$0.49	$0.18

Weighted average common shares outstanding	2,083,462	2,062,949

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIODS ENDED MAY 31, 2021 AND MAY 31, 2020
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury Stock
	Number	Treasury		Paid-in		Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 29, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,109	$5,483
Net income	-	-	-	-	-	369	369
Balance, May 31, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,478	$5,852

Balance, February 28, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$6,490	$6,933
Net income	-	-	-	-	-	1,027	1,027
Balance, May 31, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$7,517	$7,960

The accompanying notes are an integral part of the unaudited financial statements

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2021 AND MAY 31, 2020
(Unaudited, in thousands)
	2021	2020

Net income	$1,027	369
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	59	59
Operating lease expense	100	93
Net realized and unrealized (gains) on investments	(7)	7
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,026)	79
Inventories	94	(420)
Prepaid expenses and other current assets	(21)	(61)
Other assets	3	-
Payments on operating lease liabilities	(111)	(101)
Payments on capital lease liabilities	(3)	-
Accounts payable	362	45
Customer deposits	216	(29)
Accrued expenses, other current and non-current liabilities	207	252
Net cash provided by operating activities	900	293

Investing activities
Proceeds from sale of marketable securities	88	169
Purchases of marketable securities	(103)	(222)
Purchases of property and equipment	(4,583)	(23)
Net cash (used in) investing activities	(4,598)	(76)

Financing activities
Proceeds from mortgage loan	2,940	-
Principal payments on mortgage loan	(8)	-
Net cash provided by financing activities	2,932	-

Net increase in cash and cash equivalents	(766)	217
Cash and cash equivalents - beginning of the year	3,785	1,332
Cash and cash equivalents - end of period	$3,019	1,549

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2021 are not necessarily indicative of the results to be expected for the year ended February 28, 2022.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2021.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market accounts.

Investment in Securities
Investment in Securities includes investments in common stocks and bonds. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.

The following table summarizes available-for-sale investments (in 000’s):

May 31, 2021		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	229	54	(13)	270

February 28, 2021		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	224	46	(22)	248

One marketable security was marked at cost at the end of the quarter ended May 31, 2021, which matched the most recent trade in the security. Total value of the security was $44,800.

At May 31, 2021 and May 31, 2020, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

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

The Company’s marketable securities are subject to level 1 fair value measurement.

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

Accounts Receivable
Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $0 as of May 31, 2021 and February 28, 2021.

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

  Building 39 years
  Leasehold Improvements 10 years
  Machinery and Equipment 5 years

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of May 31, 2021, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $2,006,000 at May 31, 2021, as compared to $1,128,000 at May 31, 2020. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share
Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no common stock equivalents outstanding during fiscal 2021 and 2022; therefore, there is no effect from dilution on earnings per share.

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

In addition, the Company may have a contract or purchase order to provide a non-recurring engineering service to a customer. These contracts are reviewed, performance obligations are determined, and we recognize revenue at the point in time in which each performance obligation is fully satisfied.

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

Related Party Transactions
The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components. For the three months ended May 31, 2021, the Company purchased $13,774 of die from ES Components. For the three months ended May 31, 2020, the Company purchased $41,890 of die from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the three months ended May 31, 2021 and May 31, 2020, sales were $0.

Stock based compensation
The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the quarter ended May 31, 2021 or May 31, 2020.

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

3.
REVENUE RECOGNITION

As of May 31, 2021, and May 31, 2020, sales returns and allowances accrual activity is shown below:

	May 31, 2021	May 31, 2020
Beginning Balance	$354,000	$126,000
Accrued Allowances	92,000	135,000
Credits Issued	-	-
Ending Balance	$446,000	$261,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement. As of May 31, 2021, and February 28, 2021, the inventory balance at that distributor was believed to be $2,071,000 and $1,854,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4.
INVENTORIES

As of May 31, 2021, and February 28, 2021, inventories, net of reserves, consist of the following:

	May 31, 2021	February 28, 2021
Raw Materials	$770,000	$842,000
Work-In-Process	1,827,000	1,830,000
Finished Goods	30,000	49,000
Totals	$2,627,000	$2,721,000

Wafer related inventory, which includes raw wafers, work-in-process wafers, and wafer bank (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $1,168,000 as of May 31, 2021 and $1,154,000 as of February 28, 2021. Wafer production was temporarily curtailed during fiscal 2020 due to implementation of an improvement plan, which was completed in the first quarter of fiscal 2021. As of May 31, 2021, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2021. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2021, and February 28, 2021, accrued expenses and other current liabilities consist of the following:

	May 31, 2021	February 28, 2021
Payroll and related employee benefits	$313,000	$293,000
Legal fees	-	3,000
Property, Sales, and Franchise taxes	24,000	15,000
Return Allowance	446,000	354,000
Bonus Accrual	170,000	70,000
Accrued Interest on PPP loan	7,000	5,000
Totals	$960,000	$740,000

6.
DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2021 and May 31, 2020, respectively are as follows:

Geographic Region	May 31, 2021	May 31, 2020
Europe and Australia	-	-
Canada and Latin America	15,000	6,000
Far East and Middle East	-	9,000
United States	3,595,000	2,483,000
Totals	$3,610,000	$2,498,000

For the three months ended May 31, 2021 and May 31, 2020, approximately 84% and 62%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 16% and 38%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended May 31, 2021 and May 31, 2020, respectively are as follows:

Customer	May 31, 2021
Raytheon	53%
Honeywell	11%
Avnet / USI Electronics	14%
Totals	78%

Customer	May 31, 2020
Raytheon	51%
Avnet / USI Electronics	26%
Totals	77%

For the three months ended May 31, 2021, our top four customers accounted for 82% of accounts receivable.

7.
MAJOR SUPPLIERS

For the three months ended May 31, 2021, Stellar Industries and Platronics Seals each accounted for 18% of purchases of production materials and Coining accounted for 17% of purchases of production materials. No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended May 31, 2020, Egide USA accounted for 34% of purchases of production materials, no other supplier accounted for 10% or more of purchases of production materials.

8. COMMITMENTS AND CONTINGENCIES

Finance lease:
During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s financial statements. As of May 31, 2021, and February 28, 2021, the carrying value of the asset was $19,000 and $22,000, respectively, and was included in Property, plant and equipment on the balance sheet.

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

The balance sheet classification of operating lease assets and liabilities as of May 31, 2021 was as follows:

Balance Sheet Classification	May 31, 2021
Assets
Operating lease right-of-use assets, March 1, 2021	$340,000
Amortization for the three months ended May 31, 2021	(100,000)
Total operating lease right-of-use asset, May 31, 2021	$240,000
Liabilities
Current
Operating lease liability, short-term	$266,000
Non-current
Operating lease liability, long-term	-
Total lease liabilities	$266,000

Future minimum operating lease payments, excluding Florida sales tax, as of May 31, 2021 under non-cancelable operating leases are as follows:

Fiscal Year Ending February 28	Amount
2022	272,000
Total Future Undiscounted Cash Flows	$272,000
Less Imputed Interest to be recognized in lease expense	6,000
Operating Lease Liabilities, as reported	$266,000

The balance sheet classification of lease assets and liabilities as of February 28, 2021 was as follows:

Balance Sheet Classification	February 28, 2021
Assets
Operating lease right-of-use assets, March 1, 2020	$723,000
Amortization for the fiscal year ended February 28, 2021	(383,000)
Total operating lease right-of-use asset, February 28, 2021	$340,000
Liabilities
Current
Operating lease liability, short-term	$377,000
Non-current
Operating lease liability, long-term	-
Total lease liabilities	$377,000

Future minimum operating lease payments, excluding Florida sales tax, as of February 28, 2021 under non-cancelable operating leases are as follows:

Fiscal Year Ending February 28	Amount
2022	388,000
Total Future Undiscounted Cash Flows	$388,000
Less Imputed Interest to be recognized in lease expense	11,000
Operating Lease Liabilities, as reported	$377,000

9. NOTES PAYABLE

On July 21, 2020, the Company received loan proceeds of $807,415 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company was made through Bank of America, N.A., a national banking association. The PPP Loan was scheduled to mature on July 21, 2025 and bore interest at a rate of 1% per annum. Payments of principal and interest on the loan were initially deferred until January 1, 2021 and based on applying for forgiveness the deferral was extended through October 31, 2021. The Note could have been prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. The Company used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 12, 2021 the SBA notified Bank of America that the Company’s application for complete forgiveness of its PPP loan was approved (See Note 11 – Subsequent Events).

On April 16, 2021, Solitron Devices, Inc. (the "Company") closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. in the amount of $2,940,000 to fund that portion of the total purchase price, and entered into the Master Credit Agreement, a Note, a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing and Financial Covenant Agreement. The loan accrues interest at a fixed rate of 3.8% per year and matures on April 15, 2031. Beginning on May 15, 2021 the Company began making monthly installments of $17,593.06 consisting of principal and interest. The payment and performance of the loan is secured by a security interest in the property acquired. The Master Credit Agreement contains certain representations and warranties, undertakings and events of default customary for these types of agreements. Additionally, under the terms of the Financial Covenant Agreement, the Company has agreed to maintain a fixed charge coverage ratio of at least 1.15:1.0, calculated at the end of each fiscal year, using the results of the twelve-month period ending with that reporting period, and has agreed to maintain on a consolidated basis a minimum of unrestricted, unencumbered liquid assets of no less than $1,000,000.

The Company has begun making the necessary improvements to the property acquired in order to completely relocate its manufacturing operations and corporate headquarters later in the calendar year.

10. STOCKHOLDERS’ EQUITY

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

During the fiscal year ended February 28, 2021 the Company repurchased 2,493 shares of common stock. The Company did not repurchase any shares under the stock repurchase program during the three months ended May 31, 2021 or May 31, 2020.

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

11. SUBSEQUENT EVENTS

On June 12, 2021 the SBA notified Bank of America that the Company’s application for complete forgiveness of its PPP loan was approved.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021 and the Unaudited Financial Statements and the related Notes to Unaudited Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in Securities, revenue recognition, earnings per common share, shipping and handling, and inventories. A discussion of these critical accounting policies are included in Note 2 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

Results of Operations-Three Months Ended May 31, 2021 Compared to Three Months Ended May 31, 2020:

Net sales for the three months ended May 31, 2021 increased 45% to $3,610,000 as compared to $2,498,000 for the three months ended May 31, 2020. The increase in net sales was largely due to the decision to accelerate production and shipments due to the expected decreased production and shipments during the planned facility relocation later in the calendar year.

Net bookings for the three months ended May 31, 2021 increased 39% to $2,033,000 versus $1,460,000 during the three months ended May 31, 2020. Backlog as of May 31, 2021 increased 9% to $7,482,000 as compared to a backlog of $6,868,000 as of May 31, 2020.

Cost of sales for the three months ended May 31, 2021 increased to $1,946,000 from $1,642,000 for the three months ended May 31, 2020, due to increased raw materials and labor costs associated with increased net sales. Expressed as a percentage of net sales, cost of sales decreased to 54% for the three months ended May 31, 2021 from 66% for the three months ended May 31, 2020.

Gross profit for the three months ended May 31, 2021 increased to $1,664,000 from $856,000 for the three months ended May 31, 2020, due primarily to significantly higher net sales. Accordingly, gross margins expressed as a percentage of net sales increased to 46% for the three months ended May 31, 2021 as compared to 34% for the three months ended May 31, 2020.

For the three months ended May 31, 2021, we shipped 26,371 units as compared to 25,168 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, general, and administrative expenses increased to $714,000 for the three months ended May 31, 2021 from $486,000 for the same period in the prior year. The increase was due to increased professional fees of $97,000, increased commissions of $38,000, and increased legal expenses of $25,000. During the three months ended May 31, 2020, selling, general and administrative expenses as a percentage of net sales increased to 20% as compared to 19% for the three months ended May 31, 2020.

Operating income for the three months ended May 31, 2021 increased to $950,000 as compared to operating income of $370,000 for the three months ended May 31, 2020. This increase is due primarily to significantly higher net sales as described above.

Interest expense increased to ($20,000) for the three months ended May 31, 2021 as compared to $0 for the three months ended May 31, 2020. Dividend income decreased to $0 for the three months ended May 31, 2021 as compared to $6,000 for the three months ended May 31, 2020. Realized gains on investments for the three months ended May 31, 2021 increased to $27,000 as compared to gains of $15,000 for the three months ended May 31, 2020. Unrealized gains (losses) on investments for the three months ended May 31, 2021 were a loss ($20,000) as compared to a loss of ($22,000) for the three months ended May 31, 2020. Other income, primarily due to scrap was $90,000 for the three months ended May 31, 2021 as compared to $0 in the three months ended May 31, 2020.

Net income for the three months ended May 31, 2021 increased to $1,027,000 as compared to net income of $369,000 for the three months ended May 31, 2020. This increase is due primarily to increased net sales as described above.

Liquidity and Capital Resources:

Operating Activities:
Net cash provided by operating activities was $900,000 for the three months ended May 31, 2021 primarily reflecting net income of $1,027,000, an increase in accounts payable of $362,000, an increase in customer deposits of $216,000 and an increase in accrued expenses of $207,000, decrease in inventories of $94,000, and depreciation of $59,000 partially offset by an increase in accounts receivable of $1,026,000.

Net cash provided by operating activities was $293,000 for the three months ended May 31, 2020 primarily reflecting net income of $369,000, an increase in accrued expenses of $252,000, an increase in accounts receivable of $79,000, and depreciation of $59,000 partially offset by increases in inventories of $420,000 and prepaid and other expenses of $61,000.

Investing Activities:
Net cash used in investing activities was ($4,598,000) for the three months ended May 31, 2021 principally reflecting $88,000 in proceeds from the sale of marketable securities offset by $4,583,000 in purchases of property, plant and equipment and $103,000 in purchases of marketable securities.

Net cash used in investing activities was ($76,000) for the three months ended May 31, 2020 principally reflecting $169,000 in proceeds from the sale of marketable securities, offset by $222,000 in purchases of marketable securities and $23,000 in purchases of property, plant and equipment.

Financing Activities:
Net cash provided in financing activities was $2,932,000 for the three months ended May 31, 2021 principally reflecting $2,940,000 in proceeds from our mortgage loan, partially offset by $8,000 in principal payments on the mortgage loan.

There was no net cash used or provided by financing activities during the three months ended May 31, 2020.

We expect our sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations and complete the renovations to our new facility will be approximately $1,000,000 during the next twelve months and will be funded from operations and cash and cash equivalents, if necessary.

At May 31, 2021, February 28, 2021, and May 31, 2020, we had cash and cash equivalents of approximately $3,019,000, $3,785,000, and $1,549,000, respectively. The increase for the three months ended May 31, 2021 was due to income from operations.

At May 31, 2021, February 28, 2021, and May 31, 2020, we had investments in marketable securities of approximately $270,000, $248,000, and $211,000, respectively.

At May 31, 2021, February 28, 2021, and May 31, 2020, we had working capital of $6,435,000, $7,049,000, and $5,074,000, respectively. The increase for the three months ended May 31, 2021 was due primarily to income from operations.

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

FORWARD-LOOKING STATEMENTS
Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements”. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2021, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

ITEM 4.
CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2021 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended May 31, 2021.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2021, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2021, which could materially affect our business, financial condition or future results.

ITEM 6. EXHIBITS

Exhibits

10.1
Commercial Contract, dated as of April 15, 2021, between Solitron Devices, Inc. and 901 Sansbury, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2021).

10.2
Master Credit Agreement, dated as of April 15, 2021, between Solitron Devices, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2021).

10.3
Note, dated as of April 15, 2021, between Solitron Devices, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2021).

10.4
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of April 15, 2021, between Solitron Devices, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 21, 2021).

10.5
Financial Covenant Agreement, dated as of April 15, 2021, between Solitron Devices, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 21, 2021).

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

SOLITRON DEVICES, INC.

Date: July 20, 2021	By:	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer, and Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Interim Chief Financial Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32	Certification of Chief Executive Officer and Interim Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation Linkbase

101.DEF* XBRL Taxonomy Extension Definition Linkbase

101.LAB* XBRL Taxonomy Label Linkbase

101.PRE* XBRL Taxonomy Presentation Linkbase

* Filed herewith

** Furnished herewith