Form 10-Q
period 2021-08-31
SOLITRON DEVICES INC
filed 2021-10-12
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

(561) 848‑4311

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2021, was 2,083,462.

SOLITRON DEVICES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF AUGUST 31, 2021 AND FEBRUARY 28, 2021
(in thousands, except for share and per share amounts)

	August 31, 2021	February 28, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	4,482	3,785
Marketable securities	334	248
Accounts receivable	2,085	1,306
Inventories, net	2,505	2,721
Prepaid expenses and other current assets	339	372
TOTAL CURRENT ASSETS	9,745	8,432

Property, plant and equipment, net	4,903	281
Operating lease - right-of-use asset	138	340
Other assets	88	40
TOTAL ASSETS	14,874	9,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	323	165
Customer deposits	24	49
Operating lease liability	153	377
Finance lease liability	9	9
Notes payable (PPP loan)	-	43
Mortgage loan	100	-
Accrued expenses and other current liabilities	1,040	740
TOTAL CURRENT LIABILITIES	1,649	1,383

Notes payable (PPP loan), net of current	-	764
Mortgage loan, net of current	2,807	-
Finance lease liability, net of current	8	13
TOTAL LIABILITIES	4,464	2,160

STOCKHOLDERS’ EQUITY
Preferred stock, $.01par value, authorized 500,000shares, none issued	-	-
Common stock, $.01par value, authorized 10,000,000shares, 2,083,462shares outstanding, net of 487,801treasury shares at August 31, 2021 and February 28, 2021	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	9,967	6,490
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	10,410	6,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	14,874	9,093

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020
(Unaudited, in thousands except for share and per share amounts)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Net sales	4,230	3,103	7,840	5,601
Cost of sales	2,010	1,978	3,956	3,620

Gross profit	2,220	1,125	3,884	1,981

Selling, general and administrative expenses	659	526	1,373	1,012

Operating income	1,561	599	2,511	969

Other income (loss)
Interest expense	(26)	-	(46)	-
Dividend income	1	1	1	7
Realized gain (loss) on investments	(1)	11	26	26
Unrealized gain (loss) on investments	21	24	1	2
Other, net	894	-	984	-
Total other income (loss)	889	36	966	35

Net income	2,450	635	3,477	1,004

Net income per common share-basic and diluted	$1.18	$0.31	$1.67	$0.49

Weighted average common shares outstanding	2,083,462	2,060,457	2,083,462	2,061,703

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020
(Unaudited, in thousands, except for number of shares)

	Common Stock		Treasury Stock		Additional
	Number		Treasury		Paid-in	Retained
	of Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, February 29, 2020	2,571,263	$21	(508,314)	$(1,481)	$1,834	$5,109	$5,483
Net income	-	-	-	-	-	369	369
Balance, May 31, 2020	2,571,263	21	(508,314)	(1,481)	1,834	5,478	5,852

Purchase of Common Stock	-	-	(2,493)	(6)	-	-	(6)
Net income	-	-	-	-	-	635	635
Balance, August 31, 2020	2,571,263	$21	(510,807)	$(1,487)	$1,834	$6,113	$6,481

Balance, February 28, 2021	2,571,263	$21	(487,801)	$(1,412)	$1,834	$6,490	$6,933
Net income	-	-	-	-	-	1,027	1,027
Balance, May 31, 2021	2,571,263	21	(487,801)	(1,412)	1,834	7,517	7,960

Net income	-	-	-	-	-	2,450	2,450
Balance, August 31, 2021	2,571,263	$21	(487,801)	$(1,412)	$1,834	$9,967	$10,410

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020
(Unaudited, in thousands)
	August 31, 2021	August 31, 2020

Net income	$3,477	1,004
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	124	119
Operating lease expense	202	188
Net realized and unrealized (gains) on investments	(27)	(28)
PPP loan forgiveness	(812)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(779)	(403)
Inventories	216	(298)
Prepaid expenses and other current assets	33	(131)
Other assets	(48)	1
Payments on operating lease liabilities	(224)	(204)
Payments on capital lease liabilities	(5)	-
Accounts payable	158	54
Customer deposits	(25)	(24)
Accrued expenses, other current and non-current liabilities	300	448
Net cash provided by operating activities	2,590	726

Investing activities
Proceeds from sale of marketable securities	117	272
Purchases of marketable securities	(171)	(272)
Purchases of property and equipment	(4,746)	(40)
Net cash (used in) investing activities	(4,800)	(40)

Financing activities
Proceeds from mortgage loan	2,940	-
Proceeds from SBA Paycheck Protection Program loan	-	807
Principal payments on mortgage loan	(33)	-
Purchase of treasury stock	-	(6)
Net cash provided by financing activities	2,907	801

Net increase in cash and cash equivalents	697	1,487
Cash and cash equivalents - beginning of the year	3,785	1,332
Cash and cash equivalents - end of period	$4,482	2,819

Non-cash transactions
Capitalization of ROU asset and liability	$-	$26

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$38	$-

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended August 31, 2021 are not necessarily indicative of the results to be expected for the year ending February 28, 2022.

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

The following table summarizes available-for-sale investments (in $000’s):

August 31, 2021
		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	291	62	(19)	334

February 28, 2021
		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	224	46	(22)	248

One marketable security was marked at cost at the end of the quarter ended August 31, 2021, which matched the most recent trade in the security. Total value of the security was $44,800.

At August 31, 2021 and February 28, 2021, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $0as of August 31, 2021 and February 28, 2021.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of August 31, 2021, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $3,510,000 at August 31, 2021, as compared to $2,344,000 at August 31, 2020. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no stock options outstanding during fiscal 2021 and 2022; therefore, there is no effect from dilution on earnings per share.

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

We recognize revenue on sales to distributors when the distributor takes control of the products (“sold-to” model).  We have agreements with distributors that allow distributors a limited credit for unsaleable products, which we refer to as a “scrap allowance.” Consistent with industry practice, we also have a “stock, ship and debit” program whereby we consider requests by distributors for credits on previously purchased products that remain in distributors’ inventory, to enable the distributors to offer more competitive pricing.  We have contractual arrangements whereby we provide distributors with protection against price reductions initiated by us after product is sold by us to the distributor and prior to resale by the distributor.  In addition, we have a termination clause in one of our distributor agreements that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement.

We recognize the estimated variable consideration to be received as revenue and record a related accrued expense for the consideration not expected to be received, based upon an estimate of product returns, scrap allowances, “stock, ship and debit” credits, and price protection credits that will be attributable to sales recorded through the end of the period.  We make these estimates based upon sales levels to our customers during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs. Our estimates require the exercise of significant judgments.  We believe that we have a reasonable basis to estimate future credits under the programs.

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company’s customers, from ES Components.  Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components.   For the six months ended August 31, 2021, the Company purchased $65,400 of die from ES Components. For the six months ended August 31, 2020, the Company purchased $44,792 of die from ES Components.  The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components.  For the six months ended August 31, 2021 and August 31, 2020, sales were $0.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the three and six month periods ended August 31, 2021 or August 31, 2020.

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

Recent Accounting Pronouncements

No recent accounting pronouncements affecting the Company were issued by the Financial Accounting Standards Board or other standards-setting bodies.

3. REVENUE RECOGNITION

As of August 31, 2021, and August 31, 2020, sales returns and allowances accrual activity is shown below:

	August 31, 2021	August 31, 2020
Beginning Balance	$354,000	$126,000
Accrued Allowances	92,000	199,000
Credits Issued	-	-
Ending Balance	$446,000	$325,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement. As of August 31, 2021, and February 28, 2021, the inventory balance at that distributor was believed to be $2,026,000and $1,854,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of August 31, 2021, and February 28, 2021, inventories, net of reserves, consist of the following:

Raw Material	$810,000	$842,000
Work In Progress	1,680,000	1,830,000
Finished Goods	15,000	49,000
Totals	$2,505,000	$2,721,000

Wafer related inventory, which includes raw wafers, work-in-process wafers, and wafer bank (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $1,086,000 as of August 31, 2021, and $1,154,000 as of February 28, 2021. Wafer production was temporarily curtailed during fiscal 2020 due to implementation of an improvement plan, which was completed in the first quarter of fiscal 2021. As of August 31, 2021, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2021. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2021, and February 28, 2021, accrued expenses and other current liabilities consist of the following:

Payroll and related employee benefits	$328,000	$293,000
Legal fees	-	3,000
Property, Sales, and Franchise taxes	66,000	15,000
Return Allowance	446,000	354,000
Bonus Accrual	200,000	70,000
Accrued Interest on PPP loan	-	5,000
Totals	$1,040,000	$740,000

6. DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2021 and August 31, 2020, respectively are as follows:

Geographic Region	August 31, 2021	August 31, 2020
Europe and Australia	-	-
Canada and Latin America	5,000	7,000
Far East and Middle East	-	-
United States	4,225,000	3,096,000
Totals	$4,230,000	$3,103,000

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the six months ended August 31, 2021 and August 31, 2020, respectively are as follows:

Geographic Region	August 31, 2021	August 31, 2020
Europe and Australia	-	-
Canada and Latin America	20,000	13,000
Far East and Middle East	-	9,000
United States	7,820,000	5,579,000
Totals	$7,840,000	$5,601,000

For the three months ended August 31, 2021 and August 31, 2020, approximately 89% and 72%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 11% and 28%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the six months ended August 31, 2021 and August 31, 2020, approximately 87% and 67%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 13% and 33%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Revenues from customers who accounted for 10% or more of the Company’s net sales for the three months ended August 31, 2021 and August 31, 2020, respectively are as follows:

Customer	August 31, 2021	Customer	August 31, 2020
1. Raytheon	50%	1. Raytheon	60%
2. L3Harris	24%	2. Avnet / USI Electronics	12%
Totals	74%	Totals	72%

Revenues from customers who accounted for 10% or more of the Company’s net sales for the six months ended August 31, 2021 and August 31, 2020, respectively are as follows:

Customer	August 31, 2021	Customer	August 31, 2020
1. Raytheon	51%	1. Raytheon	56%
2. L3Harris	15%	2. Avnet / USI Electronics	18%
3. Avnet / USI Electronics	12%		-
Totals	78%	Totals	74%

As of August 31, 2021, our top four customers accounted for 91% of accounts receivable.

7. MAJOR SUPPLIERS

For the three months ended August 31, 2021, Wuxi Streamtek accounted for 26% of purchases of production materials, Platronics Seals accounted for 16% of purchases of production materials, Egide USA accounted for 10% of purchases of production materials, and all other suppliers were individually less than 10% of purchases. For the three months ended August 31, 2020, Stellar Industries accounted for 14% of purchases of production materials, and all other suppliers were individually less than 10% of purchases.

For the six months ended August 31, 2021, Wuxi Streamtek accounted for 18% of purchases of production materials, Platronics Seals accounted for 17% of purchases of production materials, Stellar Industries accounted for 14% of purchases of production materials, and all other suppliers were individually less than 10% of purchases. For the six months ended August 31, 2020, purchases from the Company’s top supplier, Egide USA, accounted for 24% of the Company’s total purchases of production materials, with all other suppliers individually less than 10% of purchases.

8. COMMITMENTS AND CONTINGENCIES

Finance lease:

During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s financial statements. As of August 31, 2021, and February 28, 2021, the carrying value of the asset was $17,000 and $22,000, respectively, and was included in Property, plant and equipment on the balance sheet.

Operating lease:

On October 1, 2014, the Company extended its current lease with its landlord, CF EB REO II LLC, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407 (the “Lease”). The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, which is the current landlord as the Lease was assigned to them. The term of the Lease ends on December 31, 2021. The base rent provided in the Lease is $31,555 per month, excluding sales tax. The Company had the option to extend the term of the Lease for an additional five years beginning on January 1, 2022 and ending on December 31, 2026. The Company did not exercise its option.

The balance sheet classification of operating lease assets and liabilities as of August 31, 2021 are as follows:

Balance Sheet Classification	August 31, 2021
Assets
Operating lease right-of-use assets, March 1, 2021	$340,000
Amortization for the six months ended August 31, 2021	(202,000)
Total operating lease right-of-use asset, August 31, 2021	$138,000
Liabilities
Current
Operating lease liability, short-term	$153,000
Non-current
Operating lease liability, long-term	-
Total lease liabilities	$153,000

Future minimum operating lease payments, excluding Florida sales tax, as of August 31, 2021 under non-cancelable operating leases are as follows:

Fiscal Year Ending February 28	Amount
2022	155,000
Total Future Undiscounted Cash Flows	$155,000
Less Imputed Interest to be recognized in lease expense	2,000
Operating Lease Liabilities, as reported	$153,000

The balance sheet classification of lease assets and liabilities as of February 28, 2021 was as follows:

Balance Sheet Classification	February 28, 2021
Assets
Operating lease right-of-use assets, March 1, 2020	$723,000
Amortization for the fiscal year ended February 28, 2021	(383,000)
Total operating lease right-of-use asset, February 28, 2021	$340,000
Liabilities
Current
Operating lease liability, short-term	$377,000
Non-current
Operating lease liability, long-term	-
Total lease liabilities	$377,000

Future minimum operating lease payments, excluding Florida sales tax, as of February 28, 2021 under non-cancelable operating leases was as follows:

Fiscal Year Ending February 28	Amount
2022	388,000
Total Future Undiscounted Cash Flows	$388,000
Less Imputed Interest to be recognized in lease expense	11,000
Operating Lease Liabilities, as reported	$377,000

9. NOTES PAYABLE

On July 21, 2020, the Company received loan proceeds of $807,415 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company was made through Bank of America, N.A., a national banking association. The PPP Loan was scheduled to mature on July 21, 2025 and bore interest at a rate of 1% per annum. Payments of principal and interest on the loan were initially deferred until January 1, 2021 and based on applying for forgiveness the deferral was extended through October 31, 2021. The Note could have been prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. The Company used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 12, 2021 the SBA notified Bank of America that the Company’s application for complete forgiveness of its PPP loan was approved. Other income for the three and six months ended August 31, 2021 includes the forgiveness of the loan and accrued interest.

On April 16, 2021, the Company closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. in the amount of $2,940,000 to fund that portion of the total purchase price, and entered into the Master Credit Agreement, a Note, a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing and Financial Covenant Agreement. The loan accrues interest at a fixed rate of 3.8% per year and matures on April 15, 2031. Beginning on May 15, 2021 the Company began making monthly installments of $17,593 consisting of principal and interest. The payment and performance of the loan is secured by a security interest in the property acquired. The Master Credit Agreement contains certain representations and warranties, undertakings and events of default customary for these types of agreements. Additionally, under the terms of the Financial Covenant Agreement, the Company has agreed to maintain a fixed charge coverage ratio of at least 1.15:1.0, calculated at the end of each fiscal year, using the results of the twelve-month period ending with that reporting period, and has agreed to maintain on a consolidated basis a minimum of unrestricted, unencumbered liquid assets of no less than $1,000,000.

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

During the six months ended August 31, 2020, the Company repurchased 2,493 shares of common stock. The Company did not repurchase any shares under the stock repurchase program during the three and six months ended August 31, 2021.

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

No shares were granted during the three and six months ended August 31, 2021.

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

The following discussion and analysis of factors which have affected the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021 and the Unaudited Financial Statements and the related Notes to Unaudited Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Results of Operations-Three Months Ended August 31, 2021 Compared to Three Months Ended August 31, 2020:

Net sales for the three months ended August 31, 2021 increased 36% to $4,230,000 as compared to $3,103,000 for the three months ended August 31, 2020.

Net bookings for the three months ended August 31, 2021 decreased 36% to $1,076,000 versus $1,683,000 during the three months ended August 31, 2020. Backlog as of August 31, 2021 decreased 20% to $4,325,000 as compared to a backlog of $5,428,000 as of August 31, 2020.

Cost of sales for the three months ended August 31, 2021 increased to $2,010,000 from $1,978,000 for the three months ended August 31, 2020, due to improved productivity. Expressed as a percentage of net sales, cost of sales decreased to 48% for the three months ended August 31, 2021 from 64% for the three months ended August 31, 2020.

Gross profit for the three months ended August 31, 2021 increased to $2,220,000 from $1,125,000 for the three months ended August 31, 2020, due primarily to increased net sales. Accordingly, gross margins increased to 52% for the three months ended August 31, 2021 as compared to 36% for the three months ended August 31, 2020.

For the three months ended August 31, 2021, we shipped 27,094 units as compared to 23,343 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, general, and administrative expenses increased to $659,000 for the three months ended August 31, 2021 from $526,000 for the same period in the prior year. The increase was due to increased professional fees, legal fees, bonus accrual, and selling commissions. During the three months ended August 31, 2021, selling, general and administrative expenses as a percentage of net sales decreased to 16% as compared to 17% for the three months ended August 31, 2020.

Operating income for the three months ended August 31, 2021 increased to $1,561,000 as compared to $599,000 for the three months ended August 31, 2020. This increase is due primarily to increased net sales.

Interest expense for the three months ended August 31, 2021 was ($26,000) versus $0 for the three months ended August 31, 2020. Interest and dividend income for the three months ended August 31, 2021 and August 30, 2020, was consistent at $1,000. Realized gains on investments for the three months ended August 31, 2021 was ($1,000) as compared to a gain of $11,000 for the three months ended August 31, 2020. Unrealized gains on investments for the three months ended August 31, 2021 were $21,000 as compared to $24,000 for the three months ended August 31, 2020. Other income for the three months ended August 31, 2021 includes PPP loan forgiveness of $812,000 and scrap income of $82,000, as compared to $0 in the three months ended August 31, 2020.

Net income for the three months ended August 31, 2021 increased to $2,450,000 as compared to $635,000 for the three months ended August 31, 2020. This increase is due primarily to increased net sales, decreased cost of sales as a percentage of revenue as described above, and other income including PPP loan forgiveness and scrap income as described above.

Results of Operations-Six Months Ended August 31, 2021 Compared to Six Months Ended August 31, 2020:

Net sales for the six months ended August 31, 2021 increased 40% to $7,840,000 as compared to $5,601,000 for the six months ended August 31, 2020.

Net bookings for the six months ended August 31, 2021 decreased 1% to $3,109,000 versus $3,143,000 during the six months ended August 31, 2020. Backlog as of August 31, 2021 decreased 20% to $4,325,000 as compared to a backlog of $5,428,000 as of August 31, 2020.

Cost of sales for the six months ended August 31, 2021 increased to $3,956,000 from $3,620,000 for the six months ended August 31, 2020, due to improved productivity partially offset by increased materials costs associated with increased net sales. Expressed as a percentage of net sales, cost of sales decreased to 50% for the six months ended August 31, 2021 from 65% for the six months ended August 31, 2020.

Gross profit for the six months ended August 31, 2021 increased to $3,884,000 from $1,981,000 for the six months ended August 31, 2020, due primarily to increased net sales and improved productivity. Accordingly, gross margins increased to 50% for the six months ended August 31, 2021 as compared to 35% for the six months ended August 31, 2020.

For the six months ended August 31, 2021, we shipped 53,465 units as compared to 48,511 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, general, and administrative expenses increased to $1,373,000 for the six months ended August 31, 2021 from $1,012,000 for the same period in the prior year. The increase was due to increased professional fees, legal fees, bonus accrual, and selling commissions. During the six months ended August 31, 2021, selling, general and administrative expenses as a percentage of net sales was 18% as compared to 18% for the six months ended August 31, 2020.

Operating income for the six months ended August 31, 2021 increased to $2,510,000 as compared to $969,000 for the six months ended August 31, 2020. This increase is due primarily to increased net sales and improved productivity, partially offset by increased selling general and administrative expenses described above.

Interest expense for the six months ended August 31, 2021 was ($46,000) versus $0 for the six months ended August 31, 2020. Interest and dividend income for the six months ended August 31, 2021 decreased to $1,000 as compared to $7,000 for the six months ended August 31, 2020. Realized gains on investments for the six months ended August 31, 2021 was $26,000 as compared to $26,000 for the six months ended August 31, 2020. Unrealized gains on investments for the six months ended August 31, 2021 were $1,000 as compared to a gain of $2,000 for the six months ended August 31, 2020. Other income for the six months ended August 31, 2021 includes PPP loan forgiveness of $812,000 and scrap income of $172,000, as compared to $0 in the six months ended August 31, 2020.

Net income for the six months ended August 31, 2021 increased to $3,477,000 as compared to $1,004,000 for the six months ended August 31, 2020. This increase is due primarily to increased net sales, improved productivity, and other income including PPP loan forgiveness and scrap income.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $2,590,000 for the six months ended August 31, 2021 primarily reflecting net income of $3,477,000, an increase in accrued expenses and other current and non-current liabilities of $300,000, depreciation and amortization of $124,000, partially offset by increases in accounts receivable of $779,000 and PPP loan forgiveness of $812,000.

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

Investing Activities:

Net cash used in investing activities was ($4,800,000) for the six months ended August 31, 2021 principally reflecting $4,746,000 in purchases of plant property and equipment and $171,000 in purchases of marketable securities, partially offset by $117,000 in proceeds from the sale of marketable securities.

Net cash used in investing activities was ($40,000) for the six months ended August 31, 2020 principally reflecting $272,000 in proceeds from the sale of securities, offset by $272,000 in purchases of securities and $40,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash provided in financing activities was $2,907,000 for the six months ended August 31, 2021 principally reflecting $2,940,000 in proceeds from our mortgage loan, partially offset by $33,000 in principal payments on the mortgage loan.

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

At August 31, 2021, February 28, 2021, and August 31, 2020, we had cash and cash equivalents of approximately $4,482,000, $3,785,000, and $2,819,000, respectively. The increase for the six months ended August 31, 2021 was primarily due to income from operations.

At August 31, 2021, February 28, 2021, and August 31, 2020, we had investments in marketable securities of approximately $334,000, $248,000, and $193,000, respectively.

At August 31, 2021, February 28, 2021, and August 31, 2020, we had working capital of $8,096,000, $7,049,000, and $6,526,000, respectively. The increase for the six months ended August 31, 2021 was due primarily to income from operations.

Based on various factors, including the Company’s desire to fully utilize its current net operating loss carryforwards, the Company may seek out acquisitions, additional product lines, and/or invest a portion of its cash into common stocks or higher yielding debt instruments. The Company will continue to consider additional share repurchases under the Company’s stock repurchase program subject to market conditions, corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements”. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2021, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

•	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
•	Our complex manufacturing processes may lower yields and reduce our revenues.
•	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
•	We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.
•	Changes in government policy or economic conditions could negatively impact our results.
•	Our inventories may become obsolete and other assets may be subject to risks.
•	Environmental regulations could require us to incur significant costs.
•	Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.
•	Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.
•	Our ability to complete facility upgrades and relocate to a new facility within the contemplated timeframe and budget.
•	Our operating results may decrease due to the decline of profitability in the semiconductor industry.

•	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
•	We may not achieve the intended effects of our business strategy, which could adversely impact our business, financial condition and results of operations.
•	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
•	The nature of our products exposes us to potentially significant product liability risk.
•	We depend on the recruitment and retention of qualified personnel and our failure to attract and retain such personnel could seriously harm our business.
•	Provisions in our charter documents could make it more difficult to acquire our Company and may reduce the market price of our stock.
•	Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.
•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	We cannot guarantee that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
•	We may make substantial investments in plant and equipment that may become impaired.
•	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
•	Our international operations expose us to material risks, including risks under U.S. export laws.
•	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
•	We cannot guarantee that we will declare future cash dividend payments, nor repurchase any shares of our common stock pursuant to our stock repurchase program.
•	Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.
•	Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.
•	The COVID-19 pandemic may have a material adverse effect on our business, cash flows and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2021 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three and six months ended August 31, 2021.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2021, we had no known material current, pending, or threatened litigation.

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

SOLITRON DEVICES, INC.

Date: October 12, 2021	/s/ Tim Eriksen
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

