Form 10-Q
period 2021-11-30
SOLITRON DEVICES INC
filed 2022-01-14
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended November 30, 2021

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,”  “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 10, 2021, was 2,083,452.

SOLITRON DEVICES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF NOVEMBER 30, 2021 AND FEBRUARY 28, 2021
(in thousands, except for share and per share amounts)
	November 30, 2021	February 28, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	5,247	3,785
Marketable securities	435	248
Accounts receivable	1,445	1,306
Inventories, net	2,517	2,721
Prepaid expenses and other current assets	435	372
TOTAL CURRENT ASSETS	10,079	8,432

Property, plant and equipment, net	4,837	281
Operating lease - right-of-use asset	35	340
Other assets	224	40
TOTAL ASSETS	15,175	9,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	291	165
Customer deposits	24	49
Operating lease liability	39	377
Finance lease liability	9	9
Notes payable (PPP loan)	-	43
Mortgage loan	100	-
Accrued expenses and other current liabilities	1,023	740
TOTAL CURRENT LIABILITIES	1,486	1,383

Notes payable (PPP loan), net of current	-	764
Mortgage loan, net of current	2,783	-
Finance lease liability, net of current	6	13
TOTAL LIABILITIES	4,275	2,160

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,083,452 shares outstanding, net of 487,811 treasury shares at November 30, 2021 and 2,083,462 shares outstanding, net of 487,801 treasury shares at February 28, 2021, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	10,457	6,490
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	10,900	6,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	15,175	9,093

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020
(Unaudited, in thousands except for share and per share amounts)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Net sales	2,468	2,312	10,308	7,913
Cost of sales	1,672	1,799	5,628	5,419

Gross profit	796	513	4,680	2,494

Selling, general and administrative expenses	497	575	1,870	1,587

Operating income	299	(62)	2,810	907

Other income (loss)
Interest expense	(28)	-	(74)	-
Dividend income	1	-	2	7
Realized gain (loss) on investments	41	9	67	35
Unrealized gain (loss) on investments	(8)	26	(7)	28
Gain on PPP loan forgiveness	-	-	812	-
Scrap income	185	-	357	-
Total other income (loss)	191	35	1,157	70

Net income (loss)	490	(27)	3,967	977

Net income (loss) per common share - basic and diluted	$0.24	$(0.01)	$1.90	$0.47

Weighted average common shares outstanding	2,083,452	2,064,754	2,083,459	2,062,713

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 29, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,109	$5,483
Net income	-	-	-	-	-	369	369
Balance, May 31, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,478	$5,852

Purchase of Common Stock	-	(2,493)	-	-	(6)	-	(6)
Net income	-	-	-	-	-	635	635
Balance, August 31, 2020	2,571,263	(510,807)	$21	$1,834	$(1,487)	$6,113	$6,481

Stock based compensation	-	23,006	-	-	75	-	75
Net (loss)	-	-	-	-	-	(27)	(27)
Balance, November 30, 2020	2,571,263	(487,801)	$21	$1,834	$(1,412)	$6,086	$6,529

Balance, February 28, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$6,490	$6,933
Net income	-	-	-	-	-	1,027	1,027
Balance, May 31, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$7,517	$7,960

Net income	-	-	-	-	-	2,450	2,450
Balance, August 31, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$9,967	$10,410

Transfer Agent Adjustment of Common Stock	-	(10)	-	-	-	-	-
Net income	-	-	-	-	-	490	490
Balance, November 30, 2021	2,571,263	(487,811)	$21	$1,834	$(1,412)	$10,457	$10,900

The accompanying notes are an integral part of the unaudited financial statements

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020
(Unaudited, in thousands)
	November 30, 2021	November 30, 2020

Net income	$3,967	977
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	193	179
Operating lease expense	305	285
Net realized and unrealized (gains) on investments	(60)	(63)
Stock based compensation	-	75
PPP loan forgiveness	(812)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(139)	213
Inventories	204	(183)
Prepaid expenses and other current assets	(63)	(72)
Other assets	(184)	-
Payments on operating lease liabilities	(338)	(308)
Payments on capital lease liabilities	(7)	-
Accounts payable	126	49
Customer deposits	(25)	(22)
Accrued expenses, other current and non-current liabilities	283	297
Net cash provided by operating activities	3,450	1,427

Investing activities
Proceeds from sale of marketable securities	270	340
Purchases of marketable securities	(392)	(379)
Purchases of property and equipment	(4,749)	(68)
Net cash (used in) investing activities	(4,871)	(107)

Financing activities
Proceeds from mortgage loan	2,940	807
Principal payments on mortgage loan	(57)	-
Purchase of treasury stock	-	(6)
Net cash provided by financing activities	2,883	801

Net increase in cash and cash equivalents	1,462	2,121
Cash and cash equivalents - beginning of the year	3,785	1,332
Cash and cash equivalents - end of period	$5,247	3,453

Non-cash transactions
Capitalization of ROU asset and liability	$-	$26

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$74	$-

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and nine months ended November 30, 2021 are not necessarily indicative of the results to be expected for the year ending February 28, 2022.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2021.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts.

Investment in Marketable Securities

Investment in marketable securities includes investments in common stocks and bonds.  Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.

The following table summarizes available-for-sale investments (in 000’s):

		Gross	Gross
November 30, 2021 Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	399	49	(14)	435

		Gross	Gross
February 28, 2021 Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	224	46	(22)	248

One marketable security was marked at cost at the end of the quarter ended November 30, 2021, which matched the most recent trade in the security.  Total value of the security was $44,800.

At November 30, 2021 and February 28, 2021, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $0 as of November 30, 2021 and February 28, 2021.

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

The Company’s inventory valuation policy is as follows:

Raw material /Work in process:

All material acquired or processed in the last two fiscal years is valued at the lower of its acquisition cost or net realizable value, except for wafers which function under a three-year policy. All material not used after two fiscal years is fully reserved for except wafers which are reserved for after three years. Finished wafers produced in our wafer fab are stored in the wafer bank and are considered work-in-process. Raw material in excess of five years’ usage that cannot be restocked, and slow-moving work in process are reserved for.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of November 30, 2021, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $4,340,000 at November 30, 2021, as compared to $2,518,000 at November 30, 2020. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

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

We recognize revenue on sales to distributors when the distributor takes control of the products ("sold-to" model).  We have agreements with distributors that allow distributors a limited credit for unsaleable products, which we refer to as a "scrap allowance." Consistent with industry practice, we also have a "stock, ship and debit" program whereby we consider requests by distributors for credits on previously purchased products that remain in distributors' inventory, to enable the distributors to offer more competitive pricing.  We have contractual arrangements whereby we provide distributors with protection against price reductions initiated by us after product is sold by us to the distributor and prior to resale by the distributor.  In addition, we have a termination clause in one of our distributor agreements that would allow for a full credit for all inventory upon 60 days' notice of terminating the agreement.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components. For the nine months ended November 30, 2021, the Company purchased $94,215of die from ES Components. For the nine months ended November 30, 2020, the Company purchased $66,045of die from ES Components.  The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components.  For the nine months ended November 30, 2021 and November 30, 2020, sales were $0.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the three and nine month periods ended November 30, 2021 or November 30, 2020.

Financial Statement Estimates

The preparation of condensed financial statements in conformity with GAAP  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and the differences could be material.  Such estimates include depreciable life, valuation allowance, and allowance for inventory obsolescence.

Recent Accounting Pronouncements

No recent accounting pronouncements affecting the Company were issued by the Financial Accounting Standards Board or other standards-setting bodies.

3. REVENUE RECOGNITION

As of November 30, 2021 and November 30, 2020, sales returns and allowances accrual activity is shown below:

	November 30, 2021	November 30, 2020
Beginning Balance	$354,000	$126,000
Accrued Allowances	117,000	199,000
Credits Issued	-	-
Ending Balance	$471,000	$325,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days' notice of terminating the agreement.  As of November 30, 2021 and February 28, 2021, the inventory balance at that distributor was approximately $2,193,000 and $1,854,000, respectively.  Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination.  Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of November 30, 2021 and February 28, 2021, inventories, net of reserves, consist of the following:

	November 30, 2021	February 28, 2021
Raw Materials	605,000	842,000
Work-In-Process	1,812,000	1,830,000
Finished Goods	100,000	49,000
Total	$2,517,000	$2,721,000

Wafer related inventory, which includes raw wafers, work-in-process wafers, and wafer bank (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $1,115,000 as of November 30, 2021 and $1,154,000 as of February 28, 2021. Wafer production was temporarily curtailed during fiscal 2020 due to implementation of an improvement plan, which was completed in the first quarter of fiscal 2021. As of November 30, 2021, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2021. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of November 30, 2021 and February 28, 2021, accrued expenses and other current liabilities consist of the following:

	November 30, 2021	February 28, 2021
Payroll and related employee benefits	$341,000	$293,000
Legal fees	-	3,000
Property, Sales, and Franchise taxes	11,000	15,000
Return Allowance	471,000	354,000
Bonus Accrual	200,000	70,000
Accrued Interest on PPP loan	-	5,000
Totals	$1,023,000	$740,000

6. DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2021 and November 30, 2020, respectively are as follows:

Geographic Region	November 30, 2021	November 30, 2020
Europe and Australia	-	-
Canada and Latin America	4,000	-
Far East and Middle East	-	-
United States	2,464,000	2,312,000
Totals	$2,468,000	$2,312,000

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the nine months ended November 30, 2021 and November 30, 2020, respectively are as follows:

Geographic Region	November 30, 2021	November 30, 2020
Europe and Australia	-	-
Canada and Latin America	24,000	13,000
Far East and Middle East	-	9,000
United States	10,284,000	7,891,000
Totals	$10,308,000	$7,913,000

For the three months ended November 30, 2021 and November 30, 2020, approximately 80% and 72%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 20% and 28%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the nine months ended November 30, 2021 and November 30, 2020, approximately 85% and 69%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 15% and 31%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Revenues from customers who accounted for 10% or more of the Company’s net sales for the three months ended November 30, 2021 and November 30, 2020, respectively, are as follows:

Customer	November 30, 2021	Customer	November 30, 2020
1. Raytheon	41%	1. Raytheon	38%
2. L3Harris	21%		-
3. Avnet / USI Electronics	17%		-
Totals	79%	Totals	38%

Revenues from customers who accounted for 10% or more of the Company’s net sales for the nine months ended November 30, 2021 and November 30, 2020, respectively, are as follows:

Customer	November 30, 2021	Customer	November 30, 2020
1. Raytheon	48%	1. Raytheon	51%
2. L3Harris	17%	2. Avnet / USI Electronics	15%
3. Avnet / USI Electronics	13%		-
Totals	78%	Totals	66%

As of November 30, 2021, our top three customers accounted for 81% of accounts receivable.

7. MAJOR SUPPLIERS

For the three months ended November 30, 2021, Platronics Seals accounted for 33% of purchases of production materials, Wuxi Streamtek accounted for 27% of purchases of production materials, Stellar Industries accounted for 12% of purchases of production materials, and all other suppliers were individually less than 10% of purchases.  For the three months ended November 30, 2020, CPS Technologies accounted for 21% of purchases of production materials, no other supplier accounted for 10% or more of purchases of production materials.

For the nine months ended November 30, 2021, Platronics Seals accounted for 21% of purchases of production materials, Wuxi Streamtek accounted for 20% of purchases of production materials, Stellar Industries accounted for 13% of purchases of production materials, and all other suppliers were individually less than 10% of purchases.  For the nine months ended November 30, 2020, purchases from the Company’s top supplier, Egide USA, accounted for 19% of the Company's total purchases of production materials, with all other suppliers were individually less than 10% of purchases.

8. COMMITMENTS AND CONTINGENCIES

Finance lease:

During fiscal 2021, the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s financial statements.  As of November 30, 2021, and February 28, 2021, the carrying value of the asset was $15,000 and $22,000, respectively, and was included in Property, plant and equipment on the balance sheet.

Operating lease:

On October 1, 2014, the Company extended its current lease with its landlord, CF EB REO II LLC, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407 (the “Lease”). The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, which is the current landlord as the Lease was assigned to them. The term of the Lease was scheduled to end on December 31, 2021. The base rent provided in the Lease is $31,555 per month, excluding sales tax. The Company had the option to extend the term of the Lease for an additional five years beginning on January 1, 2022 and ending on December 31, 2026. The Company did not exercise its option.

On November 5, 2021, the Company entered into the Second Amendment to the Lease, which extended the Lease portion over a portion of the leased premises until February 28, 2022 and extended the Lease term over a portion through March 31, 2022. On November 19, 2021, the Company entered into a replacement of the Second Amendment, which extended the Lease over the whole facility by one month and the aforementioned extensions by one month, respectively.  The Company does not consider the Lease extension to be material to the Company’s financial statements and has not adjusted the balance sheet classification.

The balance sheet classification of operating lease assets and liabilities as of November 30, 2021 are as follows:

Balance Sheet Classification	November 30, 2021
Assets
Operating lease right-of-use assets, March 1, 2021	$340,000
Amortization for the nine months ended November 30, 2021	(305,000)
Total operating lease right-of-use asset, November 30, 2021	$35,000
Liabilities
Current
Operating lease liability, short-term	$39,000
Non-current
Operating lease liability, long-term	-
Total lease liabilities	$39,000

Future minimum operating lease payments, excluding Florida sales tax, as of November 30, 2021 under non-cancelable operating leases are as follows:

Fiscal Year Ending February 28	Amount
2022	39,000
Total Future Undiscounted Cash Flows	$39,000
Less Imputed Interest to be recognized in lease expense	-
Operating Lease Liabilities, as reported	$39,000

The balance sheet classification of lease assets and liabilities as of February 28, 2021 was as follows:

Balance Sheet Classification	February 28, 2021
Assets
Operating lease right-of-use assets, March 1, 2020	$723,000
Amortization for the fiscal year ended February 28, 2021	(383,000)
Total operating lease right-of-use asset, February 28, 2021	$340,000
Liabilities
Current
Operating lease liability, short-term	$377,000
Non-current
Operating lease liability, long-term	-
Total lease liabilities	$377,000

Future minimum operating lease payments, excluding Florida sales tax, as of February 28, 2021 under non-cancelable operating leases was as follows:

Fiscal Year Ending February 28	Amount
2022	388,000
Total Future Undiscounted Cash Flows	$388,000
Less Imputed Interest to be recognized in lease expense	11,000
Operating Lease Liabilities, as reported	$377,000

9. NOTES PAYABLE

On July 21, 2020, the Company received loan proceeds of $807,415 under the Paycheck Protection Program (the “PPP Loan”).  The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company was made through Bank of America, N.A., a national banking association.  The PPP Loan was scheduled to mature on July 21, 2025 and bore interest at a rate of 1% per annum.  Payments of principal and interest on the loan were initially deferred until January 1, 2021 and based on applying for forgiveness the deferral was extended through October 31, 2021. The PPP Loan could have been prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. The Company used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.  On June 12, 2021 the SBA notified Bank of America that the Company’s application for complete forgiveness of its PPP loan was approved. Gain on PPP loan forgiveness for the nine months ended November 30, 2021 includes the forgiveness of the loan and accrued interest.

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

The Company has begun making the necessary improvements to the property acquired in order to completely relocate its manufacturing operations and corporate headquarters in the spring of 2022.

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

The Company did not repurchase any shares under the stock repurchase program during the three and nine months ended November 30, 2021. The Company did not repurchase any shares under the stock repurchase program during the three months ended November 30, 2020, and repurchased 2,493 shares of common stock during the nine months ended November 30, 2020.

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

No shares were granted during the three and nine months ended November 30, 2021. The Company was notified of a ten share adjustment to outstanding shares during the three months ended November 30, 2021.

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

Significant Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include cash and cash equivalents, investment in marketable securities, revenue recognition, earnings per common share, shipping and handling, and inventories. A discussion of these critical accounting policies are included in Note 2 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

Results of Operations-Three Months Ended November 30, 2021 Compared to Three Months Ended November 30, 2020:

Net sales for the three months ended November 30, 2021 increased 7% to $2,468,000 as compared to $2,312,000 for the three months ended November 30, 2020.

Net bookings for the three months ended November 30, 2021 increased 4% to $1,340,000 versus $1,285,000 during the three months ended November 30, 2020.  Backlog as of November 30, 2021 decreased 27% to $3,197,000 as compared to a backlog of $4,401,000 as of November 30, 2020.

Cost of sales for the three months ended November 30, 2021 decreased to $1,672,000 from $1,799,000 for the three months ended November 30, 2020, due to decreased material and direct labor costs.  Expressed as a percentage of net sales, cost of sales decreased to 68% for the three months ended November 30, 2021 from 78% for the three months ended November 30, 2020.

Gross profit for the three months ended November 30, 2021 increased to $796,000 from $513,000 for the three months ended November 30, 2020, due primarily to increased net sales and decreased materials and direct labor costs. Accordingly, gross margins increased to 32% for the three months ended November 30, 2021 as compared to 22% for the three months ended November 30, 2020.

For the three months ended November 30, 2021, we shipped 36,047 units as compared to 10,259 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, general, and administrative expenses decreased to $497,000 for the three months ended November 30, 2021 from $575,000 for the same period in the prior year.  The decrease was primarily due to decreased bonus expense and professional fees.  During the three months ended November 30, 2021, selling, general and administrative expenses as a percentage of net sales decreased to 20% as compared to 25% for the three months ended November 30, 2020.

Operating income for the three months ended November 30, 2021 increased to $299,000 as compared to an operating loss of ($62,000) for the three months ended November 30, 2020. This increase is due primarily to increased net sales and decreased cost of sales and selling, general and administrative expense.

Interest expense was ($28,000) for the three months ended November 30, 2021 as compared to $0 for the three months ended November 30, 2020.  Interest and dividend income for the three months ended November 30, 2021 was $1,000 as compared to $0 for the three months ended November 30, 2020.  Realized gains on investments for the three months ended November 30, 2021 increased to $41,000 as compared to $9,000 for the three months ended November 30, 2020.  Unrealized loss on investments for the three months ended November 30, 2021 was ($8,000) as compared to unrealized gain on investments of $26,000 for the three months ended November 30, 2020.  Other income, consisting of primarily scrap income, for the three months ended November 30, 2021 was $185,000 as compared to $0 for the three months ended November 30, 2020.

Net income for the three months ended November 30, 2021 increased to $490,000 as compared to a net loss of ($27,000) for the three months ended November 30, 2020. This increase is due primarily to increased net sales and other income, and decreased cost of sales and selling, general and administrative expenses as described above.

Results of Operations-Nine Months Ended November 30, 2021 Compared to Nine Months Ended November 30, 2020:

Net sales for the nine months ended November 30, 2021 increased 30% to $10,308,000 as compared to $7,913,000 for the nine months ended November 30, 2020.

Net bookings for the nine months ended November 30, 2021 increased 6% to $4,713,000 versus $4,428,000 during the nine months ended November 30, 2020. Backlog as of November 30, 2021 decreased 27% to $3,197,000 as compared to a backlog of $4,401,000 as of November 30, 2020.

Cost of sales for the nine months ended November 30, 2021 increased to $5,628,000 from $5,419,000 for the nine months ended November 30, 2020, due to increased raw materials and factory overhead partially offset by decreased labor costs. Expressed as a percentage of net sales, cost of sales decreased to 55% for the nine months ended November 30, 2021 from 68% for the nine months ended November 30, 2020.

Gross profit for the nine months ended November 30, 2021 increased to $4,680,000 from $2,494,000 for the nine months ended November 30, 2020, due primarily to increased net sales and improved productivity. Accordingly, gross margins increased to 45% for the nine months ended November 30, 2021 as compared to 32% for the nine months ended November 30, 2020.

For the nine months ended November 30, 2021, we shipped 89,512 units as compared to 58,770 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, general, and administrative expenses increased to $1,870,000 for the nine months ended November 30, 2021 from $1,587,000 for the same period in the prior year.  The increase was primarily due to increased legal and professional fees, commissions on higher net sales, and increased bonus expense.   During the nine months ended November 30, 2021, selling, general and administrative expenses as a percentage of net sales decreased to 18% as compared to 20% for the nine months ended November 30, 2020.

Operating income for the nine months ended November 30, 2021 increased to $2,810,000 as compared to operating income of $907,000 for the nine months ended November 30, 2020. This increase is due primarily to increased net sales.

Interest expense was ($74,000) for the nine months ended November 30, 2021 as compared to $0 for the nine months ended November 30, 2020.  Interest and dividend income for the nine months ended November 30, 2021 decreased to $2,000 as compared to $7,000 for the nine months ended November 30, 2020.  Realized gains on investments for the nine months ended November 30, 2021 increased to $67,000 as compared to $35,000 for the nine months ended November 30, 2020.  Unrealized loss on investments for the nine months ended November 30, 2021 was ($7,000) as compared to unrealized gain on investments of $28,000 for the nine months ended November 30, 2020.  Gain on PPP loan forgiveness for the nine months ended November 30, 2021 was $812,000 as compared to $0 for the nine months ended November 30, 2020.  Other income, consisting of primarily scrap income, for the nine months ended November 30, 2021 was $357,000 as compared to $0 for the nine months ended November 30, 2020.

Net income for the nine months ended November 30, 2021 increased to $3,967,000 as compared to $977,000 for the nine months ended November 30, 2020. This increase is due primarily to increased sales and other income as described above.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $3,450,000 for the nine months ended November 30, 2021 primarily reflecting net income of $3,967,000, an increase in accrued expenses and other current and non-current liabilities of $283,000, a decrease in inventories of $204,000 and depreciation and amortization of $193,000, partially offset by PPP loan forgiveness of $812,000, an increase in other assets of $184,000, an increase in accounts receivable of $139,000 and prepaid and other expenses of $63,000.

Net cash provided by operating activities was $1,427,000 for the nine months ended November 30, 2020 primarily reflecting net income of $977,000, an increase in accrued expenses of $297,000, a decrease in accounts receivable of $213,000, and depreciation of $179,000, partially offset by increases in inventories of $183,000 and prepaid and other expenses of $72,000.

Investing Activities:

Net cash used in investing activities was ($4,871,000) for the nine months ended November 30, 2021 principally reflecting $4,749,000 in purchases of plant property and equipment and $270,000 in proceeds from the sale of securities, offset by $392,000 in purchases of securities.

Net cash used in investing activities was ($107,000) for the nine months ended November 30, 2020 principally reflecting $340,000 in proceeds from the sale of securities, offset by $379,000 in purchases of securities and $68,000 in purchases of property, plant and equipment.

Financing Activities:

Net cash provided by financing activities was $2,883,000 for the nine months ended November 30, 2021 principally reflecting $2,940,000 in proceeds from our mortgage loan, partially offset by $57,000 in principal payments on the mortgage loan.

Net cash provided by financing activities was $801,000 for the nine months ended November 30, 2020 principally reflecting proceeds of the SBA Paycheck Protection Program loan.

We expect our sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary.  We anticipate that our capital expenditures required to sustain operations and complete the renovations to our new facility will be approximately $1,500,000 during the next twelve months and will be funded from operations and cash and cash equivalents, if necessary.  We anticipate that once we have completed our relocation to our new facility and headquarters we will realize annual, aggregate cost savings of approximately $1.0 million, consisting of the elimination of the $40,000 monthly rent, reduced costs for gases and utilities due to the smaller footprint of the new facility and headquarters, the Company’s decision to not relocate and operate the Company’s wafer fab at the new facility and headquarters, payroll savings and insurance cost savings.

At November 30, 2021, February 28, 2021, and November 30, 2020, we had cash and cash equivalents of approximately $5,247,000, $3,785,000, and $3,453,000, respectively. The increase for the nine months ended November 30, 2021 was primarily due to income from operations and scrap income.

At November 30, 2021, February 28, 2021, and November 30, 2020, we had investments in securities of approximately $435,000, $248,000, and $267,000, respectively.

At November 30, 2021, February 28, 2021, and November 30, 2020, we had working capital of $8,593,000, $7,049,000, and $6,589,000, respectively.  The increase for the nine months ended November 30, 2021 was due primarily to income from operations and scrap income.

Based on various factors, including the Company’s desire to fully utilize its current net operating loss carryforwards, the Company may explore certain transactions or actions, including acquisitions, additional product lines, and/or investing a portion of its cash into common stocks or higher yielding debt instruments.  The Company will continue to consider additional share repurchases under the Company's stock repurchase program in light of market conditions and the Company's liquidity needs and capital commitments.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

•	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
•	Our complex manufacturing processes may lower yields and reduce our revenues.
•	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
•	We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.
•	Changes in government policy or economic conditions could negatively impact our results.
•	Our inventories may become obsolete and other assets may be subject to risks.
•	Environmental regulations could require us to incur significant costs.

•	Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.
•	Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.
•	Our ability to complete facility upgrades and relocate to a new facility within the contemplated timeframe and budget.
•	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
•	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
•	We may not achieve the intended effects of our business strategy, which could adversely impact our business, financial condition and results of operations.
•	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
•	The nature of our products exposes us to potentially significant product liability risk.
•	We depend on the recruitment and retention of qualified personnel and our failure to attract and retain such personnel could seriously harm our business.
•	Provisions in our charter documents could make it more difficult to acquire our Company and may reduce the market price of our stock.
•	Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.
•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	We cannot guarantee that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
•	We may make substantial investments in plant and equipment that may become impaired.
•	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
•	Our international operations expose us to material risks, including risks under U.S. export laws.
•	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
•	We cannot guarantee that we will declare future cash dividend payments, nor repurchase any shares of our common stock pursuant to our stock repurchase program.
•	Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.
•	Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.
•	The COVID-19 pandemic may have a material adverse effect on our business, cash flows and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2021 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three and nine months ended November 30, 2021.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2021, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2021, which could materially affect our business, financial condition or future results.

ITEM 6. EXHIBITS

Exhibits

10.1

Second Amendment to Lease, effective as of November 3, 2021, between LaBoheme Properties, Inc. and Solitron Devices, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 9, 2021).

10.2

Replacement Second Amendment to Lease, effective as of November 19, 2021, between LaBoheme Properties, Inc. and Solitron Devices, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 24, 2021).

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

SOLITRON DEVICES, INC.

Date: January 14, 2022	/s/ Tim Eriksen
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

