Form 10-K
period 2022-02-28
SOLITRON DEVICES INC
filed 2022-07-14
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended February 28, 2022

                                                                                                                                      or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 001-04978

SOLITRON DEVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1684144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Sansburys Way, West Palm Beach, Florida	33411
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (561) 848‑4311

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2021 was $11,873,066 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2022 was 2,083,436.

PART I

ITEM 1. BUSINESS

GENERAL

Solitron Devices, Inc., a Delaware corporation (the "Company" or "Solitron"), designs, develops, manufactures and markets solid‑state semiconductor components and related devices primarily for the military and aerospace markets. The Company manufactures a large variety of bipolar and metal oxide semiconductor ("MOS") power transistors, power and control hybrids, junction and power MOS field effect transistors ("Power MOSFETS"), field effect transistors and other related products. Most of the Company's products are custom made pursuant to contracts with customers whose end products are sold to the United States government. Other products, such as Joint Army/Navy ("JAN") transistors, diodes and Standard Military Drawings (“SMD”) voltage regulators, are sold as standard or catalog items.

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

Set forth below by principal product type are the percentage contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 28, 2022 and February 28, 2021.

	Percentage of Sales
	FY 2022	FY 2021
Power Transistors	9%	10%
Power MOSFETS	24%	23%
Hybrids	44%	48%
Field Effect Transistors	12%	15%
Wafers / Dice	11%	4%
Total	100%	100%

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

It is customary to subdivide active electronic components into those of a discrete nature and those which are non‑discrete. Discrete devices contain a single microelectronic element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, that are interconnected to make up an electrical circuit. An integrated circuit incorporates various active and passive elements into a single silicon chip. A hybrid circuit, on the other hand, comprises a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can be analog or digital; presently, the Company manufactures analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application‑specific devices, also referred to as custom or semi‑custom products. The latter are designed and manufactured to meet a customer’s particular requirements. For each of the fiscal years ended February 28, 2022 and February 28, 2021, approximately 86% of the Company’s sales have been of custom products, and the remaining 14% have been of standard or catalog products.

Approximately 90% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (“SCD”) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, satellites, and space applications. The Company’s products have been used on the space shuttle and on the space missions to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner). For the fiscal years ended February 28, 2022 and February 28, 2021, approximately 85% and 77%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 15% and 23%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

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

Power Transistors

Power transistors are high current and/or high voltage control devices commonly used for active gain applications in electronic circuits. The Company manufactures a large variety of power bipolar transistors for applications requiring currents in the range of 0.1A to 300A or voltages in the range of 30V to 1000V. The Company employs over 60 types of silicon chips to manufacture over 500 types of power bipolar transistors and is currently expanding this line in response to increased market demand resulting from other companies’ departure from the military market. The Company also manufactures power diodes under the same military specification. The Company is qualified to deliver these products under MIL-PRF-19500 in accordance with JAN, JANTX and JANTXV. JAN, JANTX AND JANTXV denotes various quality military screening levels. The Company manufactures both standard and custom power transistors. Additionally, it manufactures power N‑Channel and P‑Channel MOSFET transistors and is continuously expanding that line in accordance with customers’ requirements.

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

ISO 9001 and AS9100

The Company is certified by NQA to AS 9100:2016 (sometimes previously referred to as AS 9100D) and ISO 9001:2015 standards. The certification is valid until September 2022 and was reissued on August 31, 2018 for the cycle starting September 8, 2018. The AS 9100 certification defines a Quality Management System that is oriented to the aerospace industry. It was released in 1999 by the European Association of Aerospace Industries along with the Society of Automotive Engineers. AS 9100 encompasses ISO 9001 requirements so the certification to AS 9100 standards includes ISO 9001 standards. It is broadly accepted or endorsed as a requirement for aerospace manufacturers among many Solitron customers.

MARKETING AND CUSTOMERS

During the fiscal year ended February 28, 2022, Raytheon Technologies Corporation accounted for approximately 47% of net sales, USI Electronics 13% of net sales, L3Harris 15% of net sales, and Honeywell 11% of net sales, as compared to 49%, 15%, and 11%, and less than 10%, respectively, for the fiscal year ended February 28, 2021. Seven of the Company’s customers accounted for approximately 92% of the Company’s net sales during the fiscal year ended February 28, 2022, as compared to nine customers accounting for 92% of net sales for the fiscal year ended February 28, 2021. It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. As a result, the Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company.

Sales to foreign customers accounted for less than 1% of the Company’s net sales for the fiscal years ended February 28, 2022 and February 28, 2021. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. See Note 10 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, was approximately $4,464,000 at February 28, 2022, as compared to $9,150,000 at February 28, 2021. Approximately 71% of the backlog is scheduled for delivery within twelve months. For the years ended February 28, 2022 and February 28, 2021, the entire backlog consisted of orders for electronic components.

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

PATENTS AND LICENSES

The Company historically owned 33 patents (all of which have now expired or have been allowed to lapse) relating to the design and manufacture of its products. The expirations or lapses of these patents have not had a material adverse effect on the Company. The Company believes that engineering standards, manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products than the expired or lapsed patents it held.

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

EMPLOYEES

At February 28, 2022, the Company had 58 employees, 33 of whom were engaged in production activities, 4 in sales and marketing, 7 in executive and administrative capacities and 14 in technical and support activities. Of the 58 employees, 54 were full time employees and 4 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements. The largest supplier in the fiscal year ended February 28, 2022 was Platronics Seals, representing 25% of total purchases. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 22% of total purchases, and Stellar Industries, which accounted for 12% of total purchases. The largest supplier in the fiscal year ended February 28, 2021 was Egide USA, representing 18% of total purchases. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 13% of total purchases, SemiDice, which accounted for 10% of total purchases, and CPS Technologies, which accounted for 10% of total purchases. Because of a diminishing number of sources for components and packages in particular, and the increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which results in higher costs of goods sold. Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

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

RESEARCH AND DEVELOPMENT

During the fiscal years ended February 28, 2022 and February 28, 2021, the Company spent $124,000 and $122,000, respectively, of its own funds on research and development. The Company may decide to increase research and development expenditures in the future. The cost of designing custom products has historically been borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

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

AVAILABLE INFORMATION

We maintain a website at www.solitrondevices.com. Information contained on our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address in this report is an inactive textual reference only.

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

During the fiscal years ended February 28, 2022, and February 28, 2021, four customers accounted for approximately 86% and 79% of our revenues, respectively. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

Intense competition and a general slowdown in the demand for military-rated semiconductors worldwide have resulted in decreases in the profitability of many of our products. We expect that profitability for many of our products will continue to decline in the future. A decline in profitability for our products, if not offset by reductions in the costs of manufacturing these products, increased volumes, or increases in the profitability of our other products, would decrease our profits and could have a material adverse effect on our business, financial condition and results of operations.

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

Rapidly changing technology and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our success in these markets depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. There can be no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or those products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technology in our product markets could have a material adverse effect on us. In light of the fact that many of our competitors have substantially greater revenues than us and that we have not spent significant funds on research and development in recent years, we may not be able to accomplish the foregoing, which might have a material adverse effect on the Company, our business, prospects, financial condition or results of operations.

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

Some of our investments in plant and equipment support particular technologies, processes or products, and may not be applicable to other or newer technologies, processes or products. Also, the ability to relocate and qualify equipment for our operations, whether within our Company or to and from third party contractors could be time consuming and costly. To the extent we invest in more equipment, or a mix of equipment, than we can use efficiently, experience low plant or equipment utilization due to reduced demand or adverse market conditions, our plant or equipment becomes older or outmoded, or we are not able to efficiently recover and/or utilize equipment on loan at third party contractors, we may incur significant costs or impairment charges that could materially adversely affect our results of operation and financial condition.

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

The COVID-19 pandemic and its potential effects on the Company’s business remain dynamic, and the broader implications for its business and results of operations could change. These implications could include disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its suppliers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. The COVID-19 pandemic and its global economic impact may also impact the timing or amount of government appropriations and could lead to our government customers or their prime contractors requesting delays, price renegotiations or contract terminations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations.

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

Risks Relating to our Internal Control over Financial Reporting

Our failure to remediate the material weaknesses in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.

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

We have implemented remediation measures and we are in the process of identifying any additional appropriate remediation measures. There is the potential that our remediation efforts may not be successful. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we fail to complete our remediation plan in a timely fashion, or at all, or if our remediation plan is inadequate or we encounter difficulties in the implementation or maintenance of our internal control over financial reporting or disclosure controls and procedures, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC. In addition, any failure to implement our remediation plan or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim financial statements. Further, if any other material weakness or deficiency in our internal control over financial reporting exists and goes undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations. Moreover, our failure to remediate the material weaknesses identified in this Form 10-K or the identification of additional material weaknesses, could adversely affect our stock price and investor confidence.

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

We do not have an annual dividend policy in place. We have not declared and paid a cash dividend since June 29, 2015. Our Board of Directors has authorized a repurchase program under which the Company may repurchase up to $1,000,000 of the Company's common stock. The Company purchased 16 shares of common stock in fiscal 2022 and 2,493 shares of common stock in fiscal 2021. Any determination to pay cash dividends or repurchase shares of the Company’s common stock in the future is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' determination that such dividends or stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Accordingly, there is no assurance that we will pay cash dividends or repurchase stock pursuant to our stock repurchase program, or that any declaration of cash dividends or stock repurchases under our stock repurchase program will have a beneficial impact on our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

The Company’s corporate headquarters are located in a recently purchased facility in West Palm Beach, Florida. The facility is approximately 24,000 sq. ft. The Company is in the process of completing the manufacturing portion of the facility and expects to be finished by July of 2022. The Company believes that its facility in West Palm Beach, once completed, is suitable and adequate to meet its requirements.

The Company’s manufacturing operations are located in one leased facility in West Palm Beach, Florida. The Company leases approximately 13,000 sq. ft. for its facility. The lease is month-to-month and will be terminated upon completion of the relocation to the recently purchased facility. The Company believes that its leased facility in West Palm Beach, Florida is suitable and adequate to meet its requirements currently and until the Company relocates to its recently purchased facility in August 2022.

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 28, 2022, we had no known material current, pending, or threatened litigation.

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

As of February 28, 2022, there were approximately 591 holders of record of the Company’s Common Stock. On February 28, 2022, the last sale price of the Common Stock as reported on the OTCBB was $10.00 per share.

The following table sets forth for the periods indicated, high and low sales prices of the Common Stock as reported by the OTCBB.

Fiscal Year Ended February 28, 2022	HIGH PRICE	LOW PRICE
Fourth Quarter	$13.75	$9.41
Third Quarter	$12.00	$8.15
Second Quarter	$9.75	$8.05
First Quarter	$9.50	$6.00

Fiscal Year Ended February 28, 2021	HIGH PRICE	LOW PRICE
Fourth Quarter	$7.50	$4.15
Third Quarter	$4.20	$2.18
Second Quarter	$2.60	$2.21
First Quarter	$2.90	$2.00

We have no current plans to pay dividends. We plan on reinvesting our earnings, if any, for use in the business, for acquisitions, or for share repurchases.

The Company currently has a repurchase program under which the Company may repurchase up to $1,000,000 of its outstanding common stock without an expiration date to the repurchase program. Under the current repurchase program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors. The Company repurchased 16 shares of common stock during fiscal 2022 under the program and 2,493 shares during fiscal 2021. During fiscal 2022 the Company was also notified by its transfer agent of a 10 share adjustment that reduced the number of outstanding shares of common stock.

			Total Number	Maximum Number (or
			of Shares	Approximate Dollar
	Total		Purchased	Value) of Shares
	Number of	Average	as Part of	that May Yet
	Shares	Price Paid	Publicly Announced	Be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
December 1, 2021 - December 31, 2021	16	$9.09	-	$-
January 1, 2022 - January 31, 2022	-	$-	-	$-
February 1, 2022 - February 28, 2022	-	$-	-	$-
Total	16	$9.09	-	$994,043

Securities Issued Under Equity Compensation Plan

No shares were issued in fiscal 2022. On November 13, 2020, the Company granted Mr. Eriksen and Mr. Matson the option to receive half of their bonuses in shares instead of cash, which both elected. Mr. Eriksen received 7,669 shares, with a fair market value of $25,000, or $3.26 per share, and Mr. Matson received 15,337 shares, with a fair market value of $50,000, or $3.26 per share. Shares were issued under the 2019 Stock Incentive Plan.

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

The following table is included solely for use in comparative analysis to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth our statements of operations for the fiscal year periods indicated (in 000’s):

	2/28/2022	2/28/2021
Net Sales	$12,284	$10,534
Cost of Sales	7,485	7,257
Gross Profit	4,799	3,277
Selling, General and Administrative Expenses	2,507	2,108
Operating Income	2,292	1,169
Total other income	1,216	212
Net Income	$3,508	$1,381

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	2/28/2022	2/28/2021
Net Sales	100%	100%
Cost of Sales	61%	69%
Gross Profit	39%	31%
Selling, General and Administrative Expenses	20%	20%
Operating Income	19%	11%
Total other income	10%	2%
Net Income	29%	13%

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 28, 2022, the Company’s book-to-bill ratio was approximately 0.63 to 1 as compared to approximately 1.12 to 1 for the fiscal year ended February 28, 2021, reflecting a decrease in the volume of orders booked. Historically, the Company has experienced seasonality in its bookings, with the fiscal fourth quarter experiencing the highest level of bookings. Going forward we expect more variability in bookings.

The Company has been seeking out additional revenue sources, which may involve new products and/or products the Company has not manufactured in recent years, or before. The Company may incur difficulty manufacturing those products, which could result in decreased margins.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended February 28, 2022 vs. Fiscal Year Ended February 28, 2021

Revenue. Net sales for the fiscal year ended February 28, 2022 increased by approximately 17% to $12,284,000 versus $10,534,000 for the fiscal year ended February 28, 2021.

Net bookings for the fiscal year ended February 28, 2022 were approximately 37% less than net sales. Backlog decreased by approximately 51% to $4,464,000 as of February 28, 2022 from $9,150,000 as of February 28, 2021. The decrease was due to decreased order activity by our customers. Historically we received a single yearly order from our largest program with Raytheon in the fiscal fourth quarter. In fiscal 2022 the order was broken into four smaller orders some of which was received in the fiscal fourth quarter of fiscal 2022 and the balance in the first quarter of fiscal 2023. We believe that in addition to the change noted above, the overall decline in fiscal 2022 bookings was also due to external factors such as the inability of our sales team to make onsite sales visits due to Covid, slower ordering times by customers due to work from home, and the variable nature of contract orders. We expect these factors to continue into the second quarter of fiscal 2023.

During the fiscal year ended February 28, 2022, the Company shipped 108,176 units as compared with 78,811 units shipped during the fiscal year ended February 28, 2021. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of Sales. Cost of sales for the fiscal year ended February 28, 2022 increased to $7,485,000 from $7,257,000 for the fiscal year ended February 28, 2021. Expressed as a percentage of sales, cost of sales decreased to 61% for the fiscal year ended February 28, 2022 as compared to 69% for the fiscal year ended February 28, 2021.

Gross Profit. Gross profit for the fiscal year ended February 28, 2022 increased to $4,799,000 from $3,277,000 for the fiscal year ended February 28, 2021 due primarily to increased net sales and productivity. Expressed as a percentage of sales, gross profit for the fiscal year ended February 28, 2022 increased to 39% as compared to 31% for the fiscal year ended February 28, 2021.

Selling, General & Administrative Expenses. During the fiscal year ended February 28, 2022, selling, general and administrative expenses, as a percentage of sales, were unchanged at approximately 20% as compared to 20% for the year ended February 28, 2021. In terms of dollars, selling, general and administrative expenses increased 19% to $2,507,000 for the fiscal year ended February 28, 2022 from $2,108,000 for the fiscal year ended February 28, 2021. This increase is primarily due to an increase in selling and marketing costs of $144,000 due to increased net sales, increased legal fees of $114,000, increased professional fees of $85,000, and increased bonuses of $20,000.

Operating Income. Operating income for the fiscal year ended February 28, 2022 was $2,292,000 as compared to an operating income of $1,169,000 for the fiscal year ended February 28, 2021. The increase in operating income was mainly attributable to the increase in net sales.

Total Other Income. Interest income and dividend income were $0 and $5,000, respectively for the fiscal year ended February 28, 2022, compared to $0 and $7,000, respectively for the fiscal year ended February 28, 2021. Interest expense was ($103,000) for the fiscal year ended February 28, 2022, compared to ($5,000) for the fiscal year ended February 28, 2021. The increased expense was primarily due to interest on the mortgage loan on the new building purchased in fiscal 2022. Realized gains on investments for the fiscal year ended February 28, 2022 were $68,000 compared to gains of $98,000 for the fiscal year ended February 28, 2021. Unrealized gains (loss) on investments for the fiscal year ended February 28, 2022 decreased to a loss of ($24,000) from gains of $36,000 for the fiscal year ended February 28, 2021. Gain on PPP loan forgiveness in the fiscal year ended February 28, 2022 was $812,000 as compared to $0 in the fiscal year ended February 28, 2021. Scrap income was $441,000 in the fiscal year ended February 28, 2022 as compared to $76,000 in the fiscal year ended February 28, 2021. Other income was $17,000 in the fiscal year ended February 28, 2022 as compared to $0 in the fiscal year ended February 28, 2021.

Net Income. Net income for the fiscal year ended February 28, 2022 was $3,508,000 as compared to net income of $1,381,000 for the fiscal year ended February 28, 2021. The increase in net income was mainly attributable to the increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Net cash provided by (used in) operating activities was $3,334,000 for the year ended February 28, 2022 primarily reflecting net income of $3,508,000, a decrease in inventories of $461,000, and depreciation of $264,000 partially offset by a gain on PPP loan forgiveness of $812,000 and an increase in accounts receivable of $285,000.

Net cash provided by (used in) operating activities was $1,674,000 for the year ended February 28, 2021 primarily reflecting net income of $1,381,000, an increase in accrued expenses and other current and non-current liabilities of $296,000, and depreciation of $225,000 partially offset by increased prepaid expense and other current assets of $254,000, and a decrease in accounts payable of $104,000.

Investing Activities:

Net cash provided by (used in) investing activities was ($5,889,000) for the year ended February 28, 2022 principally reflecting ($4,890,000) in purchases of property and equipment, ($660,000) in purchases of marketable securities, and ($609,000) in expenditures on construction in progress, partially offset by $270,000 from proceeds from the sale of marketable securities.

Net cash provided by (used in) investing activities was ($22,000) for the year ended February 28, 2021 principally reflecting $530,000 in proceeds from sales of securities, partially offset by $477,000 from the purchases of securities, and $75,000 from the purchases of property, plant and equipment.

Financing Activities:

Net cash provided by (used in) financing activities was $2,858,000 for the year ended February 28, 2022, reflecting proceeds from mortgage loan of $2,940,000, partially offset by ($82,000) in principal payments on the mortgage loan.

Net cash provided by (used in) financing activities was $801,000 for the year ended February 28, 2021, reflecting proceeds from the SBA Paycheck Protection Program loan of $807,000, partially offset by ($6,000) in treasury stock purchases.

We expect our sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required during the next twelve months to sustain operations will be approximately $0.3 million, and completion of renovations to our new facility will be approximately $1.6 million, and will be funded from operations and cash and cash equivalents, if necessary.

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

At February 28, 2022 and February 28, 2021, the Company had cash and cash equivalents of approximately $4,088,000 and $3,785,000, respectively. The cash increase for the year ended February 28, 2022 was primarily due to income from operations and scrap income.

At February 28, 2022 and February 28, 2021, the Company had investments in securities of approximately $684,000 and $248,000, respectively.

At February 28, 2022, the Company had working capital of $7,660,000 as compared with working capital at February 28, 2021 of $7,049,000. The increase for the year ended February 28, 2022 was due primarily to income from operations and scrap income.

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

The Company repurchased 16 shares for $145.50, or $9.09 per share, under the stock repurchase program during the fiscal year ended February 28, 2022, and 2,493 shares for $5,734, or $2.30 per share, under the stock repurchase program during the fiscal year ended February 28, 2021.

The Company was notified by its transfer agent of a 10 share reduction to outstanding shares during the fiscal year ended February 28, 2022.

CRITICAL ACCOUNTING POLICIES:

See Note 2 in the financial statements for the Company’s significant accounting policies. Of the Company’s accounting policies, the following are considered to be critical – Revenue Recognition and Inventories.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2022, the Company’s net bookings were $7,719,000 in new orders as compared with $11,827,000 for the year ended February 28, 2021, reflecting a decrease in bookings of approximately 35%. The Company’s backlog decreased to $4,464,000 at February 28, 2022 as compared with $9,150,000 as of February 28, 2021, reflecting a decrease of approximately 51% in backlog.

In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. For the years ended February 28, 2022 and February 28, 2021, the entire backlog consisted of orders for electronic components.

See Part I, Item 1, “Business – Marketing and Customers” and “Backlog.”

FUTURE PLANS

The Company is in the process of completing the construction of the manufacturing portion of its recently purchased building and expects to be finished by July 2022, with the relocation scheduled for August 2022. The Company believes that its facility in West Palm Beach, once completed, will be more efficient and a more attractive location for employees.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer), Chief Operating Officer (principal operating executive) and the Interim Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2022. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework (2013)”, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2022 due to the material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management determined that the following material weaknesses existed as of February 28, 2022:

•	The Company concluded that certain controls over accounting for work-in-process inventory did not operate with sufficient precision. This material weakness was first identified in the second quarter of fiscal year 2015. Due to the manual nature of the critical inventory accounting process, the work in process inventory is susceptible to material misstatements as there is a significant amount of costing performed in electronic spreadsheets of the Company’s work in process inventory. This weakness previously resulted in a material misstatement of work in process inventory and as a result has impacted other financial statement areas including total assets, cost of sales and net income. This control deficiency, if not remediated, could result in a future misstatement of the valuation of work in process inventory.
•	Failure in the design and operation of controls over the review and approval of journal entries at a sufficient level of precision.
•	Lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews

This Management’s Report of Internal Control over Financial Reporting does not include an attestation report of our independent registered public accounting firm due to the exemption provisions established by the Securities and Exchange Commission for smaller reporting companies.

As of February 28, 2022, the Company’s Management has implemented the following measures to remediate the internal control deficiency:

•	Implementation of a process for review and verification of all manually entered data with respect to the valuation of work in process inventory by a second person with an appropriate level of accounting knowledge, experience and training.
•	Automatic data/price verification procedures such as the lower of cost or market value testing.
•	Analytical review of inventory against expectations and benchmarks designed to identify potential material misstatements in the inventory valuation.

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

July 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Solitron Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Solitron Devices, Inc. (the “Company”) as of February 28, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2020.

Houston, Texas

July 14, 2022

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF FEBRUARY 28, 2022 AND FEBRUARY 28, 2021
(in thousands)
	February 28, 2022	February 28, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,088	$3,785
Marketable securities	684	248
Accounts receivable	1,591	1,306
Inventories, net	2,260	2,721
Prepaid expenses and other current assets	196	372
TOTAL CURRENT ASSETS	8,819	8,432

Property, plant and equipment, net	4,926	281
Construction in progress	609	-
Operating lease - right-of-use asset	-	340
Other assets	4	40
TOTAL ASSETS	$14,358	$9,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$135	$165
Customer deposits	24	49
Operating lease liability	-	377
Finance lease liability	9	9
Notes payable (PPP loan), current portion	-	43
Mortgage loan, current portion	103	-
Accrued expenses and other current liabilities	888	740
TOTAL CURRENT LIABILITIES	1,159	1,383

Notes payable (PPP loan), net of current	-	764
Mortgage loan, net of current	2,755	-
Finance lease liability, net of current	3	13
TOTAL LIABILITIES	3,917	2,160

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares,
2,083,436 shares outstanding, net of 487,827 treasury shares at February 28, 2022 and 2,083,462 shares outstanding, net of
487,801 treasury shares at February 28, 2021, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	9,998	6,490
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	10,441	6,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,358	$9,093

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021
(in thousands except for share and per share amounts)

	2022	2021

Net sales	$12,284	$10,534
Cost of sales	7,485	7,257

Gross profit	4,799	3,277

Selling, general and administrative expenses	2,507	2,108

Operating income	2,292	1,169

Other income (loss)
Interest expense	(103)	(5)
Dividend income	5	7
Realized gain (loss) on investments	68	98
Unrealized gain (loss) on investments	(24)	36
Gain on PPP loan forgiveness	812	-
Scrap income	441	76
Other, net	17	-
Total other income	1,216	212

Net income	$3,508	$1,381

Net income per common share - basic and diluted	$1.68	$0.67

Weighted average shares outstanding - basic and diluted	2,083,453	2,067,829

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021
(In thousands, except for number of shares)

	Common Stock			Additional
	Number	Treasury		Paid-in	Treasury Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 29, 2020	2,571,263	(508,314)	$21	$1,834	$(1,481)	$5,109	$5,483
Repurchase of common stock	-	(2,493)	-	-	(6)	-	(6)
Stock based compensation	-	23,006	-	-	75	-	75
Net income	-	-	-	-	-	1,381	1,381
Balance, February 28, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$6,490	$6,933

Repurchase of common stock	-	(16)	-	-	-	-	-
Transfer agent adjustment of common stock	-	(10)	-	-	-	-	-
Net income	-	-	-	-	-	3,508	3,508
Balance, February 28, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$9,998	$10,441

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021
(in thousands)
	2022	2021

Net income	$3,508	$1,381
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	264	225
Operating lease expense	340	383
Net realized and unrealized (gains) on investments	(44)	(134)
Stock based compensation	-	75
PPP loan forgiveness	(812)	-
Gain on sale of fixed assets	(17)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(285)	73
Inventories	461	149
Prepaid expenses and other current assets	176	(254)
Other assets	36	5
Payments on operating lease liabilities	(377)	(417)
Payments on capital lease liabilities	(9)	-
Accounts payable	(30)	(104)
Customer deposits	(25)	(4)
Accrued expenses, other current and non-current liabilities	148	296
Net cash provided by operating activities	3,334	1,674

Investing activities
Proceeds from sale of marketable securities	270	530
Purchases of marketable securities	(660)	(477)
Expenditures on construction in progress	(609)	-
Purchases of property and equipment	(4,890)	(75)
Net cash (used in) investing activities	(5,889)	(22)

Financing activities
Proceeds from mortgage loan	2,940	807
Principal payments on mortgage loan	(82)	-
Purchase of treasury stock	-	(6)
Net cash provided by financing activities	2,858	801

Net increase in cash and cash equivalents	303	2,453
Cash and cash equivalents - beginning of the year	3,785	1,332
Cash and cash equivalents - end of period	$4,088	$3,785

Non-cash transactions
Non-cash increase in plant, property and equipment	$-	$26

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$102	$-

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

Use of estimates

The financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company could have reasonably used different accounting estimates. This applies in particular to inventory and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected. The ultimate impact from COVID-19 on the Company’s operations and financial results during fiscal 2023 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during fiscal 2023 and beyond. The Company believes COVID-19 had a negative impact on the Company’s bookings in fiscal 2022, which will negatively impact fiscal 2023 net sales.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts.  The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

Investment in Securities

Investment in Securities includes investments in common stocks and bonds. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.

The following table summarizes the Company's marketable securities (in 000’s):

February 28, 2022		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$668	$42	$(26)	$684

February 28, 2021		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$224	$46	$(22)	$248

As of February 28, 2022, two securities were marked at the most recent trade in the security, versus the most recent statement value of zero. Both were expert market securities, these are over the counter securities where published bid and ask price is prohibited by the SEC under Rule 15c-211. One security was valued at $44,800, while the second was valued at $24,000. The Rule was not in effect as of February 28, 2021.

At February 28, 2022 and February 28, 2021, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

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

The table below shows the company’s securities as of February 28, 2022 and February 28, 2021.

February 28, 2022	Level 1	Level 2	Level 3	Total
Common Stocks	$603,161	$68,800	$-	$671,961
Limited Partnerships	$12,500	$-	$-	$12,500
Total	$615,661	$68,800	$-	$684,461

February 28, 2021	Level 1	Level 2	Level 3	Total
Common Stocks	$248,000	$-	$-	$248,000
Limited Partnerships	$-	$-	$-	$-
Total	$248,000	$-	$-	$248,000

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the “first-in, first-out” (FIFO) method. The Company buys raw material only to fill customer orders. Excess raw material is created only when a vendor imposes a minimum quantity buy in excess of actual requirements. Such excess material will usually be utilized to meet the requirements of the customer’s subsequent orders. If excess material is not utilized after two fiscal years, it is fully reserved. Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities. Through February 28, 2022, the Company maintained a three inch wafer fab which procured raw wafers and produced finished wafers based on management’s estimates of projected future demand. Finished wafers are considered work-in-process since they are usable for many years, and in some circumstances can be used on more than one finished product depending on customer parameters.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of February 28, 2022, and February 28, 2021, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $3,448,000 at February 28, 2022 and $2,757,000 at February 28, 2021. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the fiscal year ended February 28, 2022, the Company purchased $111,720 of die and $0 of used equipment from ES Components. For the fiscal year ended February 28, 2021, the Company purchased $65,892 of die and $11,600 of used equipment from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the fiscal years ended February 28, 2022 and February 28, 2021 sales were $0.

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

Net Income (Loss) Per Common Share

Net income/loss per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no potentially dilutive securities outstanding during the fiscal years ended February 28, 2022 and February 28, 2021, therefore there is no effect from dilution on earnings per share.

Impairment of long-lived assets

Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with ASC Subtopic 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.  No impairment losses were incurred during the fiscal years ended February 28, 2022 and 2021.

Financial Statement Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and the differences could be material. Such estimates include variable consideration related to revenue recognition, stock-based compensation, depreciable life of property and equipment, accounts receivable allowance, deferred tax valuation allowance, and allowance for inventory obsolescence.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. There are no stock options outstanding and no options were granted or vested during the fiscal years ended February 28, 2022 and February 28, 2021 under the Company’s 2019 Stock Incentive Plan.

Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. REVENUE RECOGNITION

As of February 28, 2022, and February 28, 2021, sales returns and allowances accrual activity is shown below:

	February 28, 2022	February 28, 2021
Beginning Balance	$354,000	$126,000
Accrued Allowances	117,000	228,000
Credits Issued	-	-
Ending Balance	$471,000	$354,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement. As of February 28, 2022, and February 28, 2021, the inventory balance at that distributor was $2,178,000 and $1,854,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributor, current and projected market conditions, and historical experience under the program, we believe it is highly unlikely that the distributor would exercise termination. Should it occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of February 28, 2022, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,504,000	$(813,000)	$691,000
Work-In-Process	5,410,000	(3,906,000)	1,504,000
Finished Goods	723,000	(658,000)	65,000
Totals	$7,637,000	$(5,377,000)	$2,260,000

As of February 28, 2021, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,027,000	$(1,185,000)	$842,000
Work-In-Process	5,382,000	(3,552,000)	1,830,000
Finished Goods	1,047,000	(998,000)	49,000
Totals	$8,456,000	$(5,735,000)	$2,721,000

Wafer related inventory, which includes raw wafers, work-in-process wafers, and wafer bank (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $965,000 as of February 28, 2022 and $1,154,000 as of February 28, 2021. As of February 28, 2022, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. PROPERTY, PLANT AND EQUIPMENT

As of February 28, 2022, and February 28, 2021, property, plant, and equipment consist of the following:

	February 28, 2022	February 28, 2021
Land	$1,550,000	$-
Building	2,650,000	-
Construction in Progress	609,000	-
Leasehold Improvements	287,000	287,000
Motor Vehicles	88,000	70,000
Computer Equipment	27,000	27,000
Machinery and Equipment	4,649,000	4,011,000
Subtotal	9,860,000	4,395,000
Less: Accumulated Depreciation and Amortization	(4,325,000)	(4,114,000)
Net Property, Plant and Equipment	$5,535,000	$281,000

Depreciation and amortization expense was $264,000 and $225,000 for the fiscal years ended February 28, 2022 and February 28, 2021, respectively, and is included in cost of sales in the accompanying statements of operations.

We will not be relocating our wafer fab to our new facility.  Certain wafer fab equipment with a net book value as of February 28, 2022 of $0 will not be transferred to our new facility and will be sold as scrap.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2022, and February 28, 2021, accrued expenses and other current liabilities consist of the following:

	February 28, 2022	February 28, 2021
Payroll and related employee benefits	$375,000	$293,000
Legal fees	8,000	3,000
Property, Sales, and Franchise taxes	18,000	15,000
Return Allowance	471,000	354,000
Bonus Accrual	-	70,000
Other liabilities	16,000	5,000
Totals	$888,000	$740,000

7. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended February 28, 2022, and February 28, 2021.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 28, 2022, and February 28, 2021, is as follows:

	2022		2021
Net Income/(Loss) Before Taxes	$3,508,000		$1,381,000

Provision/(Benefit) at statutory rate	737,000	21.0%	290,000	21.0%
State Tax Provision/(Benefit) net of federal benefit	56,000	1.6%	50,000	3.6%
Permanent Book/Tax Differences	(170,000)	-4.8%	-	0.0%
Change in Valuation Allowance	(623,000)	-17.8%	(340,000)	-24.6%
True-Up & Adjustments	-	-0.0%	-	0.0%
Other	-	0.0%	-	0.0%
Income Tax Provision / (Benefit)	$-		$-
Effective income tax rate	0.00%		0.00%

Total net deferred taxes are comprised of the following at February 28, 2022 and February 28, 2021:

Deferred Tax Asset (Liability):	2022	2021
Accrued Liabilities	$49,000	$57,000
Inventory Allowance	1,363,000	1,406,000
Section 263A Capitalized Costs	-	54,000
Net Operating Loss Carryforwards	2,065,000	2,456,000
Other	14,000	15,000
Depreciation	(132,000)	(6,000)
Total Deferred Tax Assets (Liabilities)	3,359,000	3,982,000
Valuation allowance	(3,359,000)	(3,982,000)
	$-	$-

A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $3,359,000 and $3,982,000 for the years ended on February 28, 2022 and February 28, 2021 respectively, is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

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

As of February 28, 2022, the Company estimates it has approximately $9.1 million of Federal and $6.2 million of state net operating loss (“NOL”) carryforwards as compared to $10.1 million of Federal and $9.3 million of state net operating loss carryforwards as of February 28, 2021. Of the Federal NOL carryforwards, in fiscal 2022 we utilized the amounts that were scheduled to expire in 2022 and 2023. The remaining balance will begin to expire in 2029. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

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

The Federal net operating loss carryforwards will expire as follows:

Fiscal Year Ending February 28/29	Amount
2029	7,514,000
2037	322,000
indefinite	1,254,000
Total	$9,090,000

8. STOCK OPTIONS

There are no stock options outstanding and no options have been granted during the fiscal years ended February 28, 2022 and February 28, 2021 under the Company’s 2019 Stock Incentive Plan.

9. EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the “Profit Sharing Plan”) in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Profit Sharing Plan allows for matching and discretionary employer contributions. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2022 and February 28, 2021.

10. DISAGGREGATION OF REVENUES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the fiscal years ended February 28, 2022, and February 28, 2021, are as follows:

Geographic Region	February 28, 2022	February 28, 2021
Canada and Latin America	$27,000	$14,000
Far East and Middle East	9,000	12,000
United States	12,248,000	10,508,000
Totals	$12,284,000	$10,534,000

Revenues from domestic and export sales are attributed to global geographic regions according to the location of the customer’s primary manufacturing or operating facilities.

For the fiscal years ended February 28, 2022 and February 28, 2021, approximately 85% and 77%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 15% and 23%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Sales to the Company's major customers accounted for 86% of net sales for the year ended February 28, 2022 as compared with 75% of the Company's net sales for the year ended February 28, 2021. For the year ended February 28, 2022, sales to Raytheon Technologies Corporation accounted for approximately 47% of net sales, sales to L3Harris Technologies accounted for 15% of net sales, sales to USI Electronics accounted for 13% of net sales, and sales to Honeywell accounted for 11% of net sales.

For the year ended February 28, 2021, sales to Raytheon Technologies Corporation accounted for approximately 49% of net sales, sales to USI Electronics accounted for 15% of net sales, and sales to L3Harris Technologies accounted for 11% of net sales.

11. MAJOR SUPPLIERS

For the year ended February 28, 2022, purchases from the Company’s top supplier, Platronics Seals accounted for 25% of the Company's total purchases of production materials. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 22% of total purchases, and Stellar Industries, which accounted for 12% of total purchases. For the year ended February 28, 2021, purchases from the Company’s top supplier, Egide USA accounted for 18% of the Company's total purchases of production materials. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 13% of total purchases, SemiDice, which accounted for 10% of total purchases, and CPS Technologies, which accounted for 10% of total purchases.

12. COMMITMENTS AND CONTINGENCIES

Finance lease:

During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s financial statements. As of February 28, 2022 fiscal year end, the carrying value of the asset was $12,000 and was included in Property, plant and equipment on the balance sheet.

Operating lease:

On October 1, 2014, the Company extended its current lease with its landlord, CF EB REO II LLC, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407 (the “Lease”). The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, which is the current landlord as the Lease was assigned to them. The term of the Lease ended on December 31, 2021. The base rent provided in the Lease is $31,555 per month, excluding sales tax. The Company had the option to extend the term of the Lease for an additional five years beginning on January 1, 2022 and ending on December 31, 2026. The Company did not exercise its option. The lease is month-to-month, and will be terminated upon completion of the relocation to the recently purchased facility.

The balance sheet classification of operating lease assets and liabilities were as follows:

Balance Sheet Classification	February 28, 2022
Assets
Operating lease right-of-use assets, March 1, 2021	$340,000
Amortization for fiscal year ended February 28, 2022	(340,000)
Total operating lease right-of-use asset, February 28, 2022	$-
Liabilities
Current
Operating lease liability, short-term	$-
Non-current
Operating lease liability, long-term	-
Total lease liabilities	$-

Balance Sheet Classification	February 28, 2021
Assets
Operating lease right-of-use assets, March 1, 2020	$723,000
Amortization for the fiscal year ended February 28, 2021	(383,000)
Total operating lease right-of-use asset, February 28, 2021	$340,000
Liabilities
Current
Operating lease liability, short-term	$377,000
Non-current
Operating lease liability, long-term	-
Total lease liabilities	$377,000

Actual rent expense paid for the fiscal years ended February 28, 2022 and February 28, 2021 including Florida sales tax was approximately $457,000 and $484,000, respectively.

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 28, 2022, we had no known material current, pending, or threatened litigation.

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

On April 16, 2021, the Company closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. in the amount of $2,940,000 to fund that portion of the total purchase price, and entered into the Master Credit Agreement, a Note, a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing and Financial Covenant Agreement. The loan accrues interest at a fixed rate of 3.8% per year and matures on April 15, 2031. Beginning on May 15, 2021 the Company began making monthly installments of $17,593 consisting of principal and interest. The payment and performance of the loan is secured by a security interest in the property acquired. The Master Credit Agreement contains certain representations and warranties, undertakings and events of default customary for these types of agreements. Additionally, under the terms of the Financial Covenant Agreement, the Company has agreed to maintain a fixed charge coverage ratio of at least 1.15:1.0, calculated at the end of each fiscal year, using the results of the twelve-month period ending with that reporting period, and has agreed to maintain on a consolidated basis a minimum of unrestricted, unencumbered liquid assets of no less than $1,000,000. See Note 15 Subsequent Events regarding the suspension of reporting requirements.

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

During the fiscal year ended February 28, 2022, the Company repurchased 16 shares of common stock. During the fiscal year ended February 28, 2021, the Company repurchased 2,493 shares of common stock.

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

15. SUBSEQUENT EVENTS

On June 29, 2022 the Company received notification from Bank of America (“Bank”) that the Bank had elected to suspend certain financial and reporting requirements set forth in the Financial Covenant Agreement (“FCA”). Specifically, the Bank elected on a going forward basis to suspend measurement of any of the following financial covenants to the extent they are included in Section 2.1, ‘Financial Covenants’ of the FCA: Tangible Net Worth; Debt Service Coverage Ratio; Fixed Charge Coverage Ratio; Asset Coverage Ratio; Funded Debt to EBITDA; and/or Liquidity. In addition, the Bank elected to suspend the requirements in the FCA, if any, for the submission of financial statements and information by the Borrower on a periodic basis as specified in Section 2.4, ‘Financial Information’ of the FCA. The Bank reserves the right in its sole discretion to require the Company to resume delivery of financial statements and other information and to evidence compliance with the financial covenant requirements as currently provided in the FCA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2022 due to the material weaknesses described above under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. However, giving full consideration to the material weaknesses and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the year ended February 28, 2022.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced above under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the fourth quarter ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information concerning the current directors:

Name	Age	Positions with the Company	Class	Year Term Expires and Class(4)
Tim Eriksen	53	Chief Executive Officer, Interim Chief Financial Officer and Director	Class II	2024
Dwight P. Aubrey(1)(2)	75	Director	Class I	2023
John F. Chiste(1)(3)	66	Director	Class I	2023
David W. Pointer(2)(3)	52	Chairman	Class II	2024
Charles Gillman(2)(3)	51	Director	Class III	2022

________________

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	The last annual meeting of stockholders was held on December 9, 2021.

Tim Eriksen

Mr. Eriksen was elected a director on August 4, 2015. Mr. Eriksen served as a member of the Audit Committee from October 14, 2015 through July 22, 2016 when he resigned from the Audit Committee and was named Chief Executive Officer and Interim Chief Financial Officer. Mr. Eriksen was appointed Chief Executive Officer and Interim Chief Financial Officer of the Company on July 22, 2016. Mr. Eriksen founded Eriksen Capital Management LLC ("ECM"), a Lynden, Washington based investment advisory firm, in 2005. Mr. Eriksen is the Managing Member of ECM and Cedar Creek Partners LLC ("CCP"), a hedge fund founded in 2006 that focuses primarily on micro-cap and small cap stocks. Prior to founding ECM, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks. Earlier in his career, Mr. Eriksen worked for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen received a B.A. from The Master’s University and an M.B.A. from Texas A&M University. Mr. Eriksen served as a director and member of the Audit Committee of Novation Companies Inc. from April 2018 through August 2021. He was elected a director of TSR Inc. on October 22,2019, and appointed to the Audit, Nominating, Compensation, and Special Committee on December 30, 2019. On August 31, 2021, Mr. Eriksen was elected to the board of PharmChem, Inc.

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

David W. Pointer

Mr. Pointer was elected a director on August 4, 2015. Mr. Pointer was named Chairman of the Board on July 22, 2016, and also serves as a member on the Nominating Committee and Compensation Committee. Mr. Pointer is the founder and managing partner of VI Capital Management, LLC (“VICM”). VICM was founded on January 1, 2008, and is the general partner for VI Capital Fund, LP, a value oriented investment limited partnership. Prior to founding VICM, Mr. Pointer served as Senior Vice President and Senior Portfolio Manager for ICM Investment Management (“ICM”). Prior to ICM, Mr. Pointer served as a Portfolio Manager for Invesco, Inc., where he worked with a senior partner in managing two mutual funds with assets in excess of $15 billion. Mr. Pointer has been a member of the Board of Directors of CompuMed, Inc., a healthcare services company, since January 2014 (and has served as Chairman of the Board since November 2014). From March 2018 through January 2022, Mr. Pointer served as Chief Executive Officer and a Board Member, including Chairman from March 2018 through August 2021, of Novation Companies Inc. Mr. Pointer has an M.B.A. from the University of Pennsylvania and holds the Chartered Financial Analyst designation.

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

Mr. Gillman is the Owner and Executive Managing Director of the IDWR Multi-Family Office (the "IDWR"), a position he has held since 2013. The IDWR employs a team of analysts with expertise in finding publicly traded companies that require operational enhancement and an improvement in corporate capital allocation. From 2001 to 2013, Mr. Gillman was a portfolio manager of certain family office investment portfolios at Nadel and Gussman, LLC. Prior to his employment at Nadel and Gussman, Mr. Gillman worked in the investment industry and as a strategic management consultant at McKinsey & Company, where he gained experience designing operational turnarounds of U.S. and international companies. Mr. Gillman previously served on the board of directors of the following companies during the last five years: Digirad Corporation, Hill International, Points International, Hooper Holmes, Inc., Datawatch Corporation, and Novation Companies Inc. Mr. Gillman is a Summa Cum Laude graduate of the Wharton School and a Director of the Penn Club of New York which serves as the Manhattan home of the Wharton and Penn alumni community.

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

Mark W. Matson

Mr. Matson, age 61, was appointed President and Chief Operating Officer on July 22, 2016. Mr. Matson served as a consultant to the Company from May 2016 through July 2016. Prior to working as a consultant to the Company, Mr. Matson provided consulting services from March 2012 to May 2016 through Avlet, Denali Advanced Integration and Tuxedo Technologies with respect to manufacturing supply chain issues and systems and software issues related to security and processes at global manufacturing plants. Mr. Matson served as the Chief Operating Officer and Vice President of Operations at YSI, a maker of environmental monitoring instruments, sensors, software, systems and data collection platforms, from December 2010 to March 2012. Mr. Matson served as the Vice President of Global Operations and Engineering for Rockford Corporation, a company that designed, sourced and distributed high performance mobile audio products, from January 2006 to December 2010. Prior to joining Rockford Corporation, Mr. Matson was the General Manager and Chief Operations Officer for Benchmark Electronics' Division in Redmond, Washington from 2003 through 2005. Mr. Matson was a Vice President at Advanced Digital Information Corporation from 1998 to 2003 and prior to that at Interpoint Corporation. Mr. Matson has more than 20 years of operations experience.

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

Compensation Committee

The members of the Compensation Committee are Messrs. Aubrey (Chairman), Gillman and Pointer. The Board of Directors has determined that the members of the Compensation Committee are independent pursuant to the Nasdaq Rules. The responsibilities and duties of the Compensation Committee consist of, but are not limited to: reviewing, evaluating and approving the agreements, plans, policies and programs of the Company to compensate the officers and directors of the Company and otherwise discharging the Board of Directors’ responsibilities relating to compensation of the Company’s officers and directors. The Compensation Committee has determined that no risks exist arising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. During fiscal year 2022, the Compensation Committee did not retain a compensation consultant to review our policies and procedures with respect to executive compensation. The Company has adopted a Compensation Committee Charter, a copy of which is published on the Company's website, www.solitrondevices.com on the Investor Relations page.

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

Communications with our Board of Directors

Any stockholder who wishes to send a communication to our Board of Directors should address the communication either to the Board of Directors or to the individual director c/o David W. Pointer, Chairman of the Board, Solitron Devices, Inc., 901 Sansburys Way, West Palm Beach, Florida 33411. Mr. Pointer will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to stockholders, to the functioning of the Board of Directors, or to the affairs of the Company.

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

The Board of Directors has established board candidate selection criteria to be applied by the Nominating Committee and by the full Board of Directors in evaluating candidates for election to the Board. These criteria include general characteristics, areas of specific experience and expertise and considerations of diversity. The criteria include the following:

•	Integrity and commitment to ethical behavior;

•	Personal maturity and leadership skills, especially in related fields;

•	Independence of thought;

•	Diversity of background and experience;

•	Broad business and/or professional experience with the understanding of business and financial affairs and the complexity of the Company's business;

•	Commitment to the Company's business and its continued well-being; and

•	Board members must be able to offer unbiased advice.

In addition to the minimum qualifications for each candidate described above, the Nominating Committee shall recommend that the Board of Directors select individuals to help ensure that:

•	Board members have executive management experience;

•	Board members have an understanding of the electronics/components industry;

•	A majority of the Board consists of independent directors;

•	Each of the Company's Audit Committee, Compensation Committee and Nominating Committee shall be comprised entirely of independent directors; and

•	At least one member of the Audit Committee shall have such experience, education and other qualifications necessary to qualify as an "audit committee financial expert" under SEC rules.

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

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended February 28, 2022, all Section 16(a) filing requirements applicable to directors and executive officers of the Company and ten percent stockholders of the Company were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named executive officer for the fiscal years ended February 28, 2022 and February 28, 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation		Total
Tim Eriksen,	2022	$81,667	$65,000	-	-		$146,667
CEO, Interim CFO (1)	2021	80,000	25,000	25,000	-		130,000

Mark Matson,	2022	206,154	162,500	-	34,099	(3)	402,753
President, COO (2)	2021	200,000	50,000	50,000	36,159	(3)	336,159

(1)

Mr. Eriksen was appointed Chief Executive Officer and Interim Chief Financial Officer effective as of July 22, 2016. On November 13, 2020, the Company granted Mr. Eriksen the option to receive half of his bonus in shares instead of cash, which he elected. Mr. Eriksen received 7,669 shares, with a fair market value of $25,000, or $3.26 per share. Shares were issued under the 2019 Stock Incentive Plan. On December 23, 2021 the Company awarded Mr. Eriksen a discretionary bonus of $65,000 and approved an increase in base salary from $80,000 to $90,000 effective January 1, 2022.

(2)

Mr. Matson was appointed President and Chief Operating Officer effective as of July 22, 2016. On November 13, 2020, the Company granted Mr. Matson the option to receive half of his bonus in shares instead of cash, which he elected. Mr. Matson received 15,337 shares, with a fair market value of $50,000, or $3.26 per share. Shares were issued under the 2019 Stock Incentive Plan. On December 23, 2021 the Company awarded Mr. Matson a discretionary bonus of $162,500 and approved an increase in base salary from $200,000 to $240,000 effective January 1, 2022.

(3)

Represents Life, Disability and Medical Insurance premiums, personal auto expenses, allocation of the company’s corporate housing, and cell phone. For the year ended February 28, 2022, Life, Disability and Medical Insurance premiums were $20,132, housing allocation was $2,800, car expenses were $9,043, and cell phone was $2,124. For the year ended February 28, 2021, Life, Disability and Medical Insurance premiums were $6,449, housing allocation was $8,400, car expenses were $19,716, and cell phone was $1,594.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the fiscal years ended February 28, 2022 and February 28, 2021.

Name and Principal Position	Year	Fees earned or paid in cash (1)	Stock Awards	Total
David W. Pointer, Chairman	2022	$36,000	$-	$36,000
	2021	48,000	-	48,000

Dwight P. Aubrey, Director	2022	24,000	-	24,000
	2021	36,000	-	36,000

John F. Chiste, Director	2022	26,000	-	26,000
	2021	38,000	-	38,000

Charles Gillman	2022	20,000	-	20,000
	2021	32,000	-	32,000

(1)

On November 13, 2020, the Company awarded each non-employee director a discretionary cash bonuses of $12,000 in recognition of the significant work performed as members of the Board and committees and additional contributions and services provided to the Company.

For the fiscal years ended February 28, 2022, and February 28, 2021 each director who is not employed by the Company receives $4,500 per quarter and the Chairman receives $9,000 per quarter. The Chairman of the Audit Committee (Mr. Chiste) receives $2,000 per quarter, the Compensation Committee Chairman (Mr. Aubrey) receives $1,500 per quarter and the Nominating Committee Chairman (Mr. Gillman) receives $500 per quarter. Payments for each quarter are paid in advance. All out-of-pocket expenses incurred by a director for attending Board or committee meetings are reimbursed by the Company. Mr. Eriksen does not receive any additional compensation as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of June 30, 2022 by (i) all directors, (ii) the named executive officers for the year ended February 28, 2022, (iii) all executive officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company’s outstanding common stock. Unless noted otherwise, the corporate address of each person listed below is 901 Sansburys Way, West Palm Beach, Florida 33411.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of common stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned(1)		Percentage of Outstanding Shares(1)
Tim Eriksen	282,036	(2)	13.5%
Mark Matson	157,091		7.5%
Dwight P. Aubrey	6,000		0.3%
John F. Chiste	6,000		0.3%
Charles Gillman	6,000		0.3%
David W. Pointer	90,054	(3)	4.3%
All Executive Officers and Directors as a Group (6 persons)	547,181		26.3%

Olesen Value Fund L.P.	281,190	(4)	13.5%
60 W. Broad Street, Suite 304
Bethlehem, Pennsylvania 18018

John Stayduhar	185,000	(5)	8.9%
3597 Birdie Dr.
Lake Worth, Florida 33467

________________

(1)

Based on 2,083,436 shares of our common stock outstanding as of June 14, 2022. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Act"); the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

(2)

Represents 205,341 shares of common stock owned by Cedar Creek Partners LLC, an investment partnership, for which Eriksen Capital Management LLC ("ECM") is the Managing Member, 24,055 shares of common stock owned by managed accounts of ECM, and 52,640 shares of common stock owned solely by Mr. Eriksen. The respective owners of the managed accounts are responsible to vote the shares of common stock. By virtue of ECM's investment advisory agreement with the clients of ECM, Mr. Eriksen may be deemed to beneficially own the shares owned by Cedar Creek Partners and the managed accounts.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of outstanding options and our common stock that remains available for future issuance as of February 28, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	40,994	(1)
Total	-	-	40,994

(1)	Represents 40,994 shares of common stock available under the Solitron Devices, Inc. 2019 Stock Incentive Plan (the "2019 Plan") after the grant of 23,006 shares on November 13, 2020.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the fiscal year ended February 28, 2022, the Company purchased $111,720 of die and $0 of used equipment from ES Components. For the fiscal year ended February 28, 2021, the Company purchased $65,892 of die and $11,600 of used equipment from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the fiscal years ended February 28, 2022 and February 28, 2021 sales were $0.

Director Independence

The Board of Directors is currently composed of the following five directors: Messrs. Aubrey, Chiste, Eriksen, Gillman and Pointer. The Board has determined that Messrs. Aubrey, Chiste, Gillman and Pointer all meet the criteria for independence specified in the Nasdaq Stock Market Marketplace Rules (the "Nasdaq Rules").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees and Services

The following table sets forth the fees billed during fiscal 2022 and fiscal 2021 by MaloneBailey LLP (“MaloneBailey”). MaloneBailey is our independent certified public accountant retained for the audit of the fiscal years ended February 28, 2022 and February 28, 2021.

	2022	2021
Audit Fees	$135,000	$95,000
Audit-Related Fees	3,000	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$138,000	$95,000

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by MaloneBailey for the fiscal years ended February 28, 2022 and February 28, 2021 respectively as described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the Index set forth on Page 20 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the financial statements, including the notes hereto.

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

53

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

10.11

Second Amendment to Lease, effective as of November 3, 2021, between LaBoheme Properties, Inc. and Solitron Devices, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021).

10.12

Replacement Second Amendment to Lease, effective as of November 19, 2021, between LaBoheme Properties, Inc. and Solitron Devices, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2021).

23.1*	Consent of MaloneBailey LLP.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Label Linkbase

101.LAB*	XBRL Taxonomy Presentation Linkbase

101.PRE*	+Management contracts or compensatory plans, contracts or arrangements.

104	Cover Page Ineractive Data File - the cover page XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to include summary information

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

/s/ Tim Eriksen
By:	Tim Eriksen
Title:	Chief Executive Officer and Interim Chief Financial Officer

Date:	July 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Eriksen		July 14, 2022
Tim Eriksen	Chief Executive Officer and Interim Chief Financial Officer.

/s/ Dwight Aubrey		July 14, 2022
Dwight Aubrey	Director

/s/ John F. Chiste		July 14, 2022
John F. Chiste	Director

/s/ Charles Gillman		July 14, 2022
Charles Gillman	Director

/s/ David W. Pointer		July 14, 2022
David W. Pointer	Chairman

