Form 10-Q
period 2022-05-31
SOLITRON DEVICES INC
filed 2022-08-05
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 31, 2022, was 2,083,436.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF MAY 31, 2022 AND FEBRUARY 28, 2022
(in thousands, except for share and per share amounts)
	May 31, 2022	February 28, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,284	$4,088
Marketable securities	821	684
Accounts receivable	1,128	1,591
Inventories, net	2,329	2,260
Prepaid expenses and other current assets	306	196
TOTAL CURRENT ASSETS	8,868	8,819

Property, plant and equipment, net	4,996	4,926
Construction in progress	1,689	609
Other assets	4	4
TOTAL ASSETS	$15,557	$14,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$580	$135
Customer deposits	24	24
Finance lease liability	9	9
Mortgage loan, current portion	104	103
Accrued expenses and other current liabilities	899	888
TOTAL CURRENT LIABILITIES	1,616	1,159

Mortgage loan, net of current portion	2,728	2,755
Finance lease liability, net of current portion	1	3
TOTAL LIABILITIES	4,345	3,917

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $0.01 par value, authorized 10,000,000 shares,
2,083,436 shares outstanding, net of 487,827 treasury shares at May 31, 2022 and 2,083,436 shares outstanding, net of
487,827 treasury shares at February 28, 2022, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	10,769	9,998
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	11,212	10,441
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,557	$14,358

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2022 AND MAY 31, 2021
(Unaudited, in thousands except for share and per share amounts)

	For the three months ended	For the three months ended
	May 31, 2022	May 31, 2021

Net sales	$2,136	$3,610
Cost of sales	1,319	1,946

Gross profit	817	1,664

Selling, general and administrative expenses	576	714

Operating income	241	950

Other income (loss)
Interest expense	(28)	(20)
Dividend income	3	-
Realized gain (loss) on investments	8	27
Unrealized gain (loss) on investments	(51)	(20)
Scrap income	598	90
Total other income	530	77

Net income	$771	$1,027

Net income per common share - basic and diluted	$0.37	$0.49

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,462

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2022 AND MAY 31, 2021
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$6,490	$6,933
Net income	-	-	-	-	-	1,027	1,027
Balance, May 31, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$7,517	$7,960

Balance, February 28, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$9,998	$10,441
Net income	-	-	-	-	-	771	771
Balance, May 31, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,769	$11,212

The accompanying notes are an integral part of the unaudited financial statements

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2022 AND MAY 31, 2021
(unaudited, in thousands)
	Three Months ended	Three Months ended
	May 31, 2022	May 31, 2021

Net income	$771	$1,027
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	70	59
Operating lease expense	0	100
Net realized and unrealized (gains) on investments	43	(7)
Changes in Operating Assets and Liabilities:
Accounts receivable	463	(1,026)
Inventories	(69)	94
Prepaid expenses and other current assets	(110)	(21)
Other assets	-	3
Payments on operating lease liabilities	-	(111)
Payments on capital lease liabilities	(2)	(3)
Accounts payable	445	362
Customer deposits	-	216
Accrued expenses, other current and non-current liabilities	11	207
Net cash provided by operating activities	1,622	900

Investing activities
Proceeds from sale of marketable securities	131	88
Purchases of marketable securities	(311)	(103)
Expenditures on construction in progress	(1,080)	-
Purchases of property and equipment	(140)	(4,583)
Net cash (used in) investing activities	(1,400)	(4,598)

Financing activities
Proceeds from mortgage loan	-	2,940
Principal payments on mortgage loan	(26)	(8)
Net cash provided by (used in) financing activities	(26)	2,932

Net increase in cash and cash equivalents	196	(766)
Cash and cash equivalents - beginning of the year	4,088	3,785
Cash and cash equivalents - end of period	$4,284	$3,019

Non-cash transactions
Non-cash increase in plant, property and equipment	$-	$-

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$28	$-

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2022 are not necessarily indicative of the results to be expected for the year ended February 28, 2023.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ending February 28, 2022.

Use of estimates

The financial statements are prepared in accordance with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company could have reasonably used different accounting estimates. This applies in particular to inventory and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected. The ultimate impact from COVID-19 on the Company’s operations and financial results during fiscal 2023 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during fiscal 2023 and beyond. The Company believes COVID-19 had a negative impact on the Company’s bookings in fiscal 2022, which will negatively impact fiscal 2023 net sales.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts.

Investment in Marketable Securities

Investment in Marketable Securities includes investments in common stocks and bonds. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.

The following table summarizes available-for-sale investments:

May 31, 2022		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$854,000	$32,000	$(65,000)	$821,000

February 28, 2022		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$668,000	$42,000	$(26,000)	$684,000

As of May 31, 2022, one security was marked at the most recent trade in the security, versus the most recent statement value of zero. It is considered an expert market security, these are over the counter securities where published bid and ask price is prohibited by the SEC under Rule 15c-211. The security was valued at $44,800.

At May 31, 2022 and May 31, 2021, the deferred tax liability related to unrecognized gains and losses on short-term investments was $0.

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

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

May 31, 2022	Level 1	Level 2	Level 3	Total
Common Stocks	$697,000	$71,000	$-	$768,000
Limited Partnerships	$53,000	$-	$-	$53,000
Total	$750,000	$71,000	$-	$821,000

February 28, 2022	Level 1	Level 2	Level 3	Total
Common Stocks	$603,000	$69,000	$-	$672,000
Limited Partnerships	$12,000	$-	$-	$12,000
Total	$615,000	$69,000	$-	$684,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account. The allowance amount was $0 as of May 31, 2022 and February 28, 2022.

Shipping and Handling

Shipping and handling costs billed to customers are recorded in net sales. Shipping costs incurred by the Company are recorded in cost of sales.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the “first-in, first-out” (FIFO) method. The Company buys raw material only to fill customer orders. Excess raw material is created only when a vendor imposes a minimum quantity buy in excess of actual requirements. Such excess material will usually be utilized to meet the requirements of the customer’s subsequent orders. If excess material is not utilized after two fiscal years it is fully reserved. Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities. Through February 28, 2022, the Company maintained a three-inch wafer fab which procured raw wafers and produced finished wafers based on management’s estimates of projected future demand. Finished wafers are considered work-in-process since they are usable for many years, and in some circumstances can be used on more than one finished product depending on customer parameters.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of May 31, 2022, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $3,822,000 at May 31, 2022, as compared to $3,448,000 at February 28, 2022. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no common stock equivalents outstanding during fiscal 2022 and 2023; therefore, there is no effect from dilution on earnings per share.

Revenue Recognition

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers.

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

We recognize revenue on sales to distributors when the distributor takes control of the products (“sold-to” model). We have agreements with distributors that allow distributors a limited credit for unsaleable products, which we refer to as a “scrap allowance.” Consistent with industry practice, we also have a “stock, ship and debit” program whereby we consider requests by distributors for credits on previously purchased products that remain in distributors’ inventory, to enable the distributors to offer more competitive pricing. We have contractual arrangements whereby we provide distributors with protection against price reductions initiated by us after product is sold by us to the distributor and prior to resale by the distributor. In addition, we have a termination clause in one of our distributor agreements that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company’s customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components.  For the three months ended May 31, 2022, the Company purchased $17,757 of die and $0 of used equipment from ES Components. For the three months ended May 31, 2021, the Company purchased $13,774 of die and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the three months ended May 31, 2022 and May 31, 2021, sales were $0.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the quarter ended May 31, 2022 or May 31, 2021.

Financial Statement Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and the differences could be material. Such estimates include variable consideration related to revenue recognition, stock-based compensation, depreciable life of property and equipment, accounts receivable allowance, deferred tax valuation allowance, and allowance for inventory obsolescence.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. REVENUE RECOGNITION

As of May 31, 2022, and May 31, 2021, sales returns and allowances accrual activity is shown below:

	May 31, 2022	May 31, 2021
Beginning Balance	$471,000	$354,000
Accrued Allowances	-	92,000
Credits Issued	-	-
Ending Balance	$471,000	$446,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement. As of May 31, 2022, and February 28, 2022, the inventory balance at that distributor was believed to be $2,163,000 and $2,178,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of May 31, 2022, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,441,000	$(685,000)	$756,000
Work-In-Process	5,305,000	(3,880,000)	1,425,000
Finished Goods	714,000	(566,000)	148,000
Totals	$7,460,000	$(5,131,000)	$2,329,000

As of February 28, 2022, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,504,000	$(813,000)	$691,000
Work-In-Process	5,410,000	(3,906,000)	1,504,000
Finished Goods	723,000	(658,000)	65,000
Totals	$7,637,000	$(5,377,000)	$2,260,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $860,000 as of May 31, 2022 and $965,000 as of February 28, 2022. As of May 31, 2022, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current. We will not be relocating the wafer fab to our new facility.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2022, and February 28, 2022, accrued expenses and other current liabilities consist of the following:

	May 31, 2022	February 28, 2022
Payroll and related employee benefits	$357,000	$375,000
Legal fees	14,000	8,000
Property, Sales, and Franchise taxes	57,000	18,000
Return Allowance	471,000	471,000
Other liabilities	-	16,000
Totals	$899,000	$888,000

6. DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2022 and May 31, 2021, respectively are as follows:

Geographic Region	May 31, 2022	May 31, 2021
Europe and Australia	$235,000	$-
Canada and Latin America	17,000	15,000
Far East and Middle East	-	-
United States	1,884,000	3,595,000
Totals	$2,136,000	$3,610,000

For the three months ended May 31, 2022 and May 31, 2021, approximately 78% and 84%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 22% and 16%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended May 31, 2022 and May 31, 2021, respectively are as follows:

Customer	May 31, 2022	Customer	May 31, 2021
1. Raytheon	48%	1. Raytheon	53%
2. Intracom Defense Electronics	11%	2. Avnet / USI Electronics	14%
		3. Honeywell	11%
Totals	59%	Totals	78%

As of May 31, 2022, and February 28, 2022, our top four customers accounted for 65% and 77% of accounts receivable, respectively.

7. MAJOR SUPPLIERS

For the three months ended May 31, 2022, Wuxi Streamtek and Mouser Electronics each accounted for 20% of purchases of production materials and Platronics Seals accounted for 17% of purchases of production materials. No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended May 31, 2021, Stellar Industries and Platronics Seals each accounted for 18% of purchases of production materials and Coining accounted for 17% of purchases of production materials. No other supplier accounted for 10% or more of purchases of production materials.

8. COMMITMENTS AND CONTINGENCIES

Finance lease:

During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s financial statements. As of May 31, 2022, and February 28, 2022, the carrying value of the asset was $10,000 and $12,000, respectively, and was included in Property, plant and equipment on the balance sheet.

Operating lease:

On October 1, 2014, the Company extended its current lease with its landlord, CF EB REO II LLC, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407 (the “Lease”). The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, which is the current landlord as the Lease was assigned to them. The term of the Lease ended on December 31, 2021. The base rent provided in the Lease is $31,555 per month, excluding sales tax. The Company had the option to extend the term of the Lease for an additional five years beginning on January 1, 2022 and ending on December 31, 2026. The Company did not exercise its option. The Company entered into a month-to-month rental agreement for a substantially smaller portion of the facility that is expected to end in August 2022.

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2022, we had no known material current, pending, or threatened litigation.

9. NOTES PAYABLE

On July 21, 2020, the Company received loan proceeds of $807,415 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company was made through Bank of America, N.A., a national banking association. The PPP Loan was scheduled to mature on July 21, 2025 and bore interest at a rate of 1% per annum. Payments of principal and interest on the PPP Loan were initially deferred until January 1, 2021 and based on applying for forgiveness the deferral was extended through October 31, 2021.  The PPP Loan could have been prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs to continue group health care benefits, mortgage payments, rent, utilities, and interest payments on certain other debt obligations. The Company used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On June 12, 2021 the SBA notified Bank of America that the Company’s application for complete forgiveness of its PPP loan was approved.

On April 16, 2021, the Company closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. (the “Bank”) in the amount of $2,940,000 (the “Loan”) to fund that portion of the total purchase price, and entered into the Master Credit Agreement, a Note, a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing and Financial Covenant Agreement (the “FCA”). The Loan accrues interest at a fixed rate of 3.8% per year and matures on April 15, 2031. Beginning on May 15, 2021 the Company began making monthly installment payments of $17,593 consisting of principal and interest. The payment and performance of the Loan is secured by a security interest in the property acquired. The Master Credit Agreement contains certain representations and warranties, undertakings and events of default customary for these types of agreements. Additionally, under the terms of the FCA, the Company has agreed to maintain a fixed charge coverage ratio of at least 1.15:1.0, calculated at the end of each fiscal year, using the results of the twelve-month period ending with that reporting period, and has agreed to maintain on a consolidated basis a minimum of no less than $1,000,000 of unrestricted, unencumbered liquid assets.

On June 29, 2022 the Company received notification from the Bank that the Bank had elected to suspend certain financial and reporting requirements set forth in the FCA. Specifically, the Bank elected on a going forward basis to suspend measurement of any of the following financial covenants to the extent they are included in Section 2.1, ‘Financial Covenants’ of the FCA: Tangible Net Worth; Debt Service Coverage Ratio; Fixed Charge Coverage Ratio; Asset Coverage Ratio; Funded Debt to EBITDA; and/or Liquidity. In addition, the Bank elected to suspend the requirements in the FCA, if any, for the submission of financial statements and information by the Borrower on a periodic basis as specified in Section 2.4, ‘Financial Information’ of the FCA. The Bank reserves the right in its sole discretion to require the Company to resume delivery of financial statements and other information and to evidence compliance with the financial covenant requirements as currently provided in the FCA.

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

The Company did not repurchase any shares under the stock repurchase program during the three months ended May 31, 2022 or May 31, 2021.

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

The following discussion and analysis of factors which have affected the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022 and the Unaudited Financial Statements and the related Notes to Unaudited Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. See Note 2 in the financial statements for the Company’s significant accounting policies. Of the Company’s accounting policies, the following are considered to be critical – Revenue Recognition and Inventories.  A discussion of these critical accounting policies are included in Note 2 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

See Note 2, “Summary of Significant Accounting Policies”, to the accompanying notes to the financial statements included in this Quarterly Report on 10-Q.

Results of Operations-Three Months Ended May 31, 2022 Compared to Three Months Ended May 31, 2021:

Net Sales. Net sales for the three months ended May 31, 2022 decreased 41% to $2,136,000 as compared to $3,610,000 for the three months ended May 31, 2021. The decrease in net sales was largely due to the decision to accelerate production and shipments in the first half of fiscal 2022 due to the planned facility relocation.

Net bookings for the three months ended May 31, 2022 increased 48% to $3,007,000 versus $2,033,000 during the three months ended May 31, 2021.  Backlog as of May 31, 2022 decreased 29% to $5,335,000 as compared to a backlog of $7,482,000 as of May 31, 2021.

Cost of Sales. Cost of sales for the three months ended May 31, 2022 decreased to $1,319,000 from $1,946,000 for the three months ended May 31, 2021, due to decreased raw materials and labor costs associated with decreased net sales, and decreased rent expense.  Expressed as a percentage of net sales, cost of sales increased to 62% for the three months ended May 31, 2022 from 54% for the three months ended May 31, 2021.

Gross Profit. Gross profit for the three months ended May 31, 2022 decreased to $817,000 from $1,664,000 for the three months ended May 31, 2021, due primarily to lower net sales. Accordingly, gross margins expressed as a percentage of net sales decreased to 38% for the three months ended May 31, 2022 as compared to 46% for the three months ended May 31, 2021.

For the three months ended May 31, 2022, we shipped 15,497 units as compared to 26,371 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses decreased to $576,000 for the three months ended May 31, 2022 from $714,000 for the same period in the prior year. The decrease was due to a decrease in bonus accrual of $100,000 and a decrease in selling expenses of $42,000, partially offset by increased professional fees of $22,000.  During the three months ended May 31, 2022, selling, general and administrative expenses as a percentage of net sales increased to 27% as compared to 20% for the three months ended May 31, 2021.

Operating Income. Operating income for the three months ended May 31, 2022 decreased to $241,000 as compared to operating income of $950,000 for the three months ended May 31, 2021. This decrease is due primarily to decreased net sales as described above.

Other Income. Interest expense increased to ($28,000) for the three months ended May 31, 2022 as compared to $(20,000) for the three months ended May 31, 2021. Dividend income increased to $3,000 for the three months ended May 31, 2022 as compared to $0 for the three months ended May 31, 2021.  Realized gains on investments for the three months ended May 31, 2022 decreased to $8,000 as compared to $27,000 for the three months ended May 31, 2021. Unrealized gains (losses) on investments for the three months ended May 31, 2022 were a loss of ($51,000) as compared to a loss of ($20,000) for the three months ended May 31, 2021. Other income for the sale of scrap was $598,000 for the three months ended May 31, 2022 as compared to $90,000 in the three months ended May 31, 2021.

Net Income. Net income for the three months ended May 31, 2022 decreased to $771,000 as compared to net income of $1,027,000 for the three months ended May 31, 2021. This decrease is due primarily to decreased net sales as described above, partially offset by increased other income from the sale of scrap.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $1,622,000 for the three months ended May 31, 2022 primarily reflecting net income of $771,000, an increase in accounts payable of $445,000, a decrease in accounts receivable of $463,000 and depreciation of $70,000 partially offset by an increase in prepaid expenses and other current assets of $110,000.

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

Investing Activities:

Net cash used in investing activities was ($1,400,000) for the three months ended May 31, 2022 principally reflecting $131,000 in proceeds from the sale of marketable securities offset by $1,080,000 of expenditures on construction in progress $311,000 in purchases of marketable securities, and 140,000 in purchase of property and equipment.

Net cash used in investing activities was ($4,598,000) for the three months ended May 31, 2021 principally reflecting $88,000 in proceeds from the sale of marketable securities offset by $4,583,000 in purchases of property, plant and equipment and $103,000 in purchases of marketable securities.

Financing Activities:

Net cash used in financing activities was ($26,000) for the three months ended May 31, 2022 reflecting ($26,000) in principal payments on the mortgage loan.

Net cash provided by financing activities was $2,932,000 for the three months ended May 31, 2021 principally reflecting $2,940,000 in proceeds from our mortgage loan, partially offset by $8,000 in principal payments on the mortgage loan.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations and complete the renovations to our new facility will be approximately $600,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs.

At May 31, 2022, February 28, 2022, and May 31, 2021, we had cash and cash equivalents of approximately $4,284,000, $4,088,000, and $3,019,000, respectively.  The increase for the three months ended May 31, 2022, was due to income from operations and other income from the sale of scrap.

At May 31, 2022, February 28, 2022, and May 31, 2021, we had investments in marketable securities of approximately $821,000, $684,000, and $270,000, respectively.

At May 31, 2022, February 28, 2022, and May 31, 2021, we had working capital of $7,252,000, $7,660,000, and $6,435,000, respectively. The decrease for the three months ended May 31, 2022 was due primarily to cash used on construction in progress at the new facility.

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements”. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2022, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2022 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022 under “Management’s Report on Internal Control over Financial Reporting”. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended May 31, 2022.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2022, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2022, which could materially affect our business, financial condition or future results.

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

SOLITRON DEVICES, INC.

Date: August 05, 2022	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer,
and Interim Chief Financial Officer

