Form 10-Q
period 2022-08-31
SOLITRON DEVICES INC
filed 2022-10-11
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 001-04978

SOLITRON DEVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1684144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Sansburys Way, West Palm Beach, Florida	33411
Address of Principal Executive Offices)	( (Zip Code)

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 4, 2022, was 2,083,436.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF AUGUST 31, 2022 AND FEBRUARY 28, 2022
(in thousands, except for share and per share amounts)
	August 31, 2022	February 28, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$806	$4,088
Short-term investments	2,495	-
Marketable securities	1,079	684
Accounts receivable	1,336	1,591
Inventories, net	2,244	2,260
Prepaid expenses and other current assets	451	196
TOTAL CURRENT ASSETS	8,411	8,819

Property, plant and equipment, net	4,928	4,926
Construction in progress	2,085	609
Other assets	14	4
TOTAL ASSETS	$15,438	$14,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$190	$135
Customer deposits	64	24
Finance lease liability	8	9
Mortgage loan, current portion	105	103
Accrued expenses and other current liabilities	842	888
TOTAL CURRENT LIABILITIES	1,209	1,159

Mortgage loan, net of current portion	2,702	2,755
Finance lease liability, net of current portion	-	3
TOTAL LIABILITIES	3,911	3,917

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 500,000 shares, none issued	-	-

Common stock, $0.01 par value, authorized 10,000,000 shares, 2,083,436 shares outstanding, net of 487,827 treasury shares at August 31, 2022 and 2,083,436 shares outstanding, net of 487,827 treasury shares at February 28, 2022, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	11,084	9,998
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	11,527	10,441
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,438	$14,358

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2022 AND AUGUST 31, 2021
(Unaudited, in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended	For The Six Months ended	For The Six Months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

Net sales	$2,187	$4,230	$4,323	$7,840
Cost of sales	1,486	2,010	2,805	3,956

Gross profit	701	2,220	1,518	3,884

Selling, general and administrative expenses	499	659	1,075	1,373

Operating income	202	1,561	443	2,511

Other income (loss)
Interest income	2	-	2	-
Interest expense	(27)	(26)	(55)	(46)
Dividend income	2	1	5	1
Realized gain (loss) on investments	24	(1)	32	26
Unrealized gain (loss) on investments	106	21	55	1
PPP loan forgiveness	-	812	-	812
Scrap income	6	82	604	172
Total other income	113	889	643	966

Net income	$315	$2,450	$1,086	$3,477

Net income per common share - basic and diluted	$0.15	$1.18	$0.52	$1.67

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,462	2,083,436	2,083,462

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2022 AND AUGUST 31, 2021
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$6,490	$6,933
Net income	-	-	-	-	-	1,027	1,027
Balance, May 31, 2021	2,571,263	(487,801)	21	1,834	(1,412)	7,517	7,960

Net income	-	-	-	-	-	2,450	2,450
Balance, August 31, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$9,967	$10,410

Balance, February 28, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$9,998	$10,441
Net income	-	-	-	-	-	771	771
Balance, May 31, 2022	2,571,263	(487,827)	21	1,834	(1,412)	10,769	11,212

Net income	-	-	-	-	-	315	315
Balance, August 31, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$11,084	$11,527

The accompanying notes are an integral part of the unaudited financial statements

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2022 AND AUGUST 31, 2021
(unaudited, in thousands)
	For The Six Months ended	For The Six Months ended
	August 31, 2022	August 31, 2021

Net income	$1,086	$3,477
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	138	124
Operating lease expense	-	202
Net realized and unrealized (gains) on investments	(87)	(27)
PPP loan forgiveness	-	(812)
Changes in Operating Assets and Liabilities:
Accounts receivable	255	(779)
Inventories	16	216
Prepaid expenses and other current assets	(255)	33
Other assets	(10)	(48)
Payments on operating lease liabilities	-	(224)
Payments on capital lease liabilities	(4)	(5)
Accounts payable	55	158
Customer deposits	40	(25)
Accrued expenses, other current and non-current liabilities	(46)	300
Net cash provided by operating activities	1,188	2,590

Investing activities
Proceeds from sale of marketable securities	803	117
Purchases of marketable securities	(1,111)	(171)
Purchases of short-term investments	(2,495)	-
Expenditures on construction in progress	(1,476)	-
Purchases of property, plant and equipment	(140)	(4,746)
Net cash used in investing activities	(4,419)	(4,800)

Financing activities
Proceeds from mortgage loan	-	2,940
Principal payments on mortgage loan	(51)	(33)
Net cash provided by (used in) financing activities	(51)	2,907

Net increase (decrease) in cash and cash equivalents	(3,282)	697
Cash and cash equivalents - beginning of the year	4,088	3,785
Cash and cash equivalents - end of period	$806	$4,482

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$55	$38

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended August 31, 2022 are not necessarily indicative of the results to be expected for the year ended February 28, 2023.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2022.

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

Short-term Investments

Short-term investments consist of certificates of deposit and U.S. Treasury securities.  The U.S. Treasury securities are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value of $2,495,000 as of August 31, 2022.

Investment in Marketable Securities

Investment in Marketable Securities includes investments in common stocks and bonds.  Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the income statement.

The following table summarizes investments in marketable securities at:

August 31, 2022		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$1,007,000	$123,000	$(51,000)	$1,079,000

February 28, 2022		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$668,000	$42,000	$(26,000)	$684,000

At August 31, 2022 and August 31, 2021, the deferred tax liability related to unrecognized gains and losses on marketable securities was $0.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic 820 also sets forth a valuation hierarchy of the inputs (assumptions that market participants would use in pricing an asset or liability) used to measure fair value.  This hierarchy prioritizes the inputs into the following three levels:

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

August 31, 2022	Level 1	Level 2	Level 3	Total
Common Stocks	$1,079,000	$-	$-	$1,079,000
Limited Partnerships	$-	$-	$-	$-
Total	$1,079,000	$-	$-	$1,079,000

February 28, 2022	Level 1	Level 2	Level 3	Total
Common Stocks	$603,000	$69,000	$-	$672,000
Limited Partnerships	$12,000	$-	$-	$12,000
Total	$615,000	$69,000	$-	$684,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments.  The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $0 as of August 31, 2022 and February 28, 2022.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts.  As of August 31, 2022, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $462,000 at August 31, 2022, as compared to $3,448,000 at February 28, 2022.  With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC Topic 260-10 “Earnings per Share.”  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.  The Company had no common stock equivalents outstanding during fiscal 2022 and 2023; therefore, there is no effect from dilution on earnings per share.

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers,”  which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers.

The core principle of the guidance in ASC Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Dwight Aubrey, a director of the Company, is a minority owner and an immediate family member of the majority owner of ES Components.    For the six months ended August 31, 2022, the Company purchased $89,860 of die and $0 of used equipment from ES Components.  For the six months ended August 31, 2021, the Company purchased $65,400 of die and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components.  For the six months ended August 31, 2022 and August 31, 2021, sales were $0.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services.  Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others.  No vesting of stock options or grants occurred during the three and six months ended August 31, 2022 or August 31, 2021.

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

3. REVENUE RECOGNITION

As of August 31, 2022, and August 31, 2021, sales returns and allowances accrual activity is shown below:

	August 31, 2022	August 31, 2021
Beginning Balance	$471,000	$354,000
Accrued Allowances	-	92,000
Credits Issued	-	-
Ending Balance	$471,000	$446,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement.  As of August 31, 2022, and February 28, 2022, the inventory balance at that distributor was believed to be $1,997,000 and $2,178,000, respectively.  Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination.  Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of August 31, 2022, inventories consisted of the following:

	Gross	Reserve	Net
Raw Materials	$1,320,000	$(485,000)	$835,000
Work-In-Process	4,901,000	(3,613,000)	1,288,000
Finished Goods	593,000	(472,000)	121,000
Totals	$6,814,000	$(4,570,000)	$2,244,000

As of February 28, 2022, inventories consisted of the following:

	Gross	Reserve	Net
Raw Materials	$1,504,000	$(813,000)	$691,000
Work-In-Process	5,410,000	(3,906,000)	1,504,000
Finished Goods	723,000	(658,000)	65,000
Totals	$7,637,000	$(5,377,000)	$2,260,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $823,000 as of August 31, 2022 and $965,000 as of February 28, 2022.  As of August 31, 2022, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022.  We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.  We did not relocate the wafer fab to our new facility.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2022, and February 28, 2022, accrued expenses and other current liabilities consisted of the following:

	August 31, 2022	February 28, 2022
Payroll and related employee benefits	$294,000	$375,000
Legal fees	3,000	8,000
Property, sales, and franchise taxes	74,000	18,000
Return allowance	471,000	471,000
Other liabilities	-	16,000
Totals	$842,000	$888,000

6. DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities.  Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2022 and August 31, 2021, respectively, are as follows:

Geographic Region	August 31, 2022	August 31, 2021
Europe and Australia	$224,000	$-
Canada and Latin America	2,000	5,000
Far East and Middle East	-	-
United States	1,961,000	4,225,000
Totals	$2,187,000	$4,230,000

Revenues from domestic and export sales to unaffiliated customers for the six months ended August 31, 2022 and August 31, 2021, respectively are as follows:

Geographic Region	August 31, 2022	August 31, 2021
Europe and Australia	$459,000	$-
Canada and Latin America	19,000	20,000
Far East and Middle East	-	-
United States	3,845,000	7,820,000
Totals	$4,323,000	$7,840,000

For the three months ended August 31, 2022 and August 31, 2021, approximately 81% and 89%, respectively, of the Company’s sales are attributable to contracts with customers whose products are sold to the United States government.  The remaining 19% and 11%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the six months ended August 31, 2022 and August 31, 2021, approximately 80% and 87%, respectively, of the Company’s sales are attributable to contracts with customers whose products are sold to the United States government.  The remaining 20% and 13%, respectively of sales are for nonmilitary, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended August 31, 2022 and August 31, 2021, respectively are as follows:

Customer	August 31, 2022	Customer	August 31, 2021
1. Raytheon	34%	1. Raytheon	50%
2. Nasco Aerospace	12%	2. L3Harris	24%
3. Intracom Defense Electronics	10%
4. L3Harris	10%
Totals	66%	Totals	74%

Customers who contributed ten percent or more of revenues for the six months ended August 31, 2022 and August 31, 2021, respectively are as follows:

Customer	August 31, 2022	Customer	August 31, 2021
1. Raytheon	41%	1. Raytheon	51%
2. Intracom Defense Electronics	11%	2. L3Harris	15%
		3. Avnet / USI Electronics	12%
Totals	52%	Totals	78%

As of August 31, 2022, and February 28, 2022, our top four customers accounted for 67% and 77% of accounts receivable, respectively.

7. MAJOR SUPPLIERS

For the three months ended August 31, 2022, ES Components accounted for 19% of purchases of production materials, Platronics Seals accounted for 18% of purchases of production materials, Stellar Industries accounted for 14% of purchases of production materials, and Wuxi Streamtek accounted for 13% of purchases of production materials.  No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended August 31, 2021, Wuxi Streamtek accounted for 26% of production materials, Platronics Seals accounted for 16% of purchases of production materials and Egide USA accounted for 10% of purchases of production materials.  No other supplier accounted for 10% or more of purchases of production materials.

For the six months ended August 31, 2022, Stellar Industries accounted for 16% of purchases of production materials, Wuxi Streamtek accounted for 15% of purchases of production materials, Platronics Seals accounted for 14% of purchases of production materials, and ES Components accounted for 13% of purchases of production materials.  No other supplier accounted for 10% or more of purchases of production materials.

For the six months ended August 31, 2021, Wuxi Streamtek accounted for 18% of purchases of production materials and Platronics Seals accounted for 17% of purchases of production materials.  Stellar Industries accounted for 14% of purchases of production materials.  No other supplier accounted for 10% or more of purchases of production materials.

8. COMMITMENTS AND CONTINGENCIES

Finance lease:

During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment.  The Company does not consider the lease to be material to the Company’s financial statements.  As of August 31, 2022, and February 28, 2022, the carrying value of the asset was $8,000 and $12,000, respectively, and was included in Property, plant and equipment on the balance sheet.

Operating lease:

On October 1, 2014, the Company extended its current lease with its landlord, CF EB REO II LLC, for the occupancy and use of its 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407 (the “Lease”).  The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, which is the current landlord as the Lease was assigned to them.  The term of the Lease ended on December 31, 2021.  The base rent provided in the Lease is $31,555 per month, excluding sales tax.  The Company had the option to extend the term of the Lease for an additional five years beginning on January 1, 2022 and ending on December 31, 2026. The Company did not exercise its option.  The Company entered into a month-to-month rental agreement for a substantially smaller portion of the facility that ended in September 2022.

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2022, we had no known material current, pending, or threatened litigation.

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

The Company did not repurchase any shares under the stock repurchase program during the six months ended August 31, 2022 or August 31, 2021.

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

See Note2, “Summary of Significant Accounting Policies”, to the accompanying Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations-Three Months Ended August 31, 2022 Compared to Three Months Ended August 31, 2021:

Net Sales.  Net sales for the three months ended August 31, 2022 decreased 48% to $2,187,000 as compared to $4,230,000 for the three months ended August 31, 2021.  The decrease in net sales was largely due to the decision to accelerate production and shipments in the first half of fiscal 2022 due to the planned facility relocation.

Net bookings for the three months ended August 31, 2022 increased 49% to $1,607,000 versus $1,076,000 during the three months ended August 31, 2021.   Backlog as of August 31, 2022 increased 10% to $4,755,000 as compared to a backlog of $4,325,000 as of August 31, 2021.

Cost of Sales.  Cost of sales for the three months ended August 31, 2022 decreased to $1,486,000 from $2,010,000 for the three months ended August 31, 2021, due to decreased raw materials and labor costs associated with decreased net sales, and decreased rent expense.  Expressed as a percentage of net sales, cost of sales increased to 68% for the three months ended August 31, 2022 from 48% for the three months ended August 31, 2021.

Gross Profit.  Gross profit for the three months ended August 31, 2022 decreased to $701,000 from $2,220,000 for the three months ended August 31, 2021, due primarily to lower net sales.  Accordingly, gross margins expressed as a percentage of net sales decreased to 32% for the three months ended August 31, 2022 as compared to 52% for the three months ended August 31, 2021.

For the three months ended August 31, 2022, we shipped 17,385 units as compared to 27,094 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses decreased to $499,000 for the three months ended August 31, 2022 from $659,000 for the same period in the prior year.  The decrease was due to a decrease in bonus accrual of $100,000, a decrease in professional fees of $32,000 and a decrease in selling expenses of $30,000.  During the three months ended August 31, 2022, selling, general and administrative expenses as a percentage of net sales increased to 23% as compared to 16% for the three months ended August 31, 2021.

Operating Income.  Operating income for the three months ended August 31, 2022 decreased to $202,000 as compared to operating income of $1,561,000 for the three months ended August 31, 2021.  This decrease is due primarily to decreased net sales as described above.

Other Income.  Interest income increased to $2,000 for the three months ended August 31, 2022 as compared to $0 for the three months ended August 31, 2021.  Interest expense increased to ($27,000) for the three months ended August 31, 2022 as compared to $(26,000) for the three months ended August 31, 2021.  Dividend income increased to $2,000 for the three months ended August 31, 2022 as compared to $1,000 for the three months ended August 31, 2021.  Realized gains (losses) on investments for the three months ended August 31, 2022 increased to $24,000 as compared to a loss of ($1,000) for the three months ended August 31, 2021.  Unrealized gains (losses) on investments for the three months ended August 31, 2022 were a gain of $106,000 as compared to a gain of $21,000 for the three months ended August 31, 2021.  Gain on PPP loan forgiveness was $0 for the three months ended August 31, 2022 as compared to $812,000 for the three months ended August 31, 2021.  Income from the sale of scrap was $6,000 for the three months ended August 31, 2022 as compared to $82,000 for the three months ended August 31, 2021.

Net Income.  Net income for the three months ended August 31, 2022 decreased to $315,000 as compared to net income of $2,450,000 for the three months ended August 31, 2021.  This decrease is due primarily to decreased net sales as described above and decreased income from PPP loan forgiveness and the sale of scrap.

Results of Operations-Six Months Ended August 31, 2022 Compared to Six Months Ended August 31, 2021:

Net Sales.  Net sales for the six months ended August 31, 2022 decreased 45% to $4,323,000 as compared to $7,840,000 for the six months ended August 31, 2021.  The decrease in net sales was largely due to the decision to accelerate production and shipments in the six months ended August 31, 2021 due to the planned facility relocation.

Net bookings for the six months ended August 31, 2022 increased 48% to $4,614,000 versus $3,109,000 during the six months ended August 31, 2021.  Backlog as of August 31, 2022 increased 10% to $4,755,000 as compared to a backlog of $4,325,000 as of August 31, 2021.

Cost of Sales.  Cost of sales for the six months ended August 31, 2022 decreased to $2,805,000 from $3,956,000 for the six months ended August 31, 2021, due to decreased raw materials and labor costs associated with decreased net sales, and decreased rent expense.  Expressed as a percentage of net sales, cost of sales increased to 65% for the six months ended August 31, 2022 from 50% for the six months ended August 31, 2021.

Gross Profit.  Gross profit for the six months ended August 31, 2022 decreased to $1,518,000 from $3,884,000 for the six months ended August 31, 2021, due primarily to lower net sales.  Accordingly, gross margins expressed as a percentage of net sales decreased to 35% for the six months ended August 31, 2022 as compared to 50% for the six months ended August 31, 2021.

For the six months ended August 31, 2022, we shipped 32,882 units as compared to 53,465 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses.  Selling, general, and administrative expenses decreased to $1,075,000 for the six months ended August 31, 2022 from $1,373,000 for the same period in the prior year.  The decrease was due to a decrease in bonus accrual of $200,000 and a decrease in selling expenses of $72,000.  During the six months ended August 31, 2022, selling, general and administrative expenses as a percentage of net sales increased to 25% as compared to 18% for the six months ended August 31, 2021.

Operating Income.  Operating income for the six months ended August 31, 2022 decreased to $443,000 as compared to operating income of $2,511,000 for the six months ended August 31, 2021.  This decrease is due primarily to decreased net sales as described above.

Other Income.  Interest income increased to $2,000 for the six months ended August 31, 2022 as compared to $0 for the six months ended August 31, 2021.  Interest expense increased to ($55,000) for the six months ended August 31, 2022 as compared to $(46,000) for the six months ended August 31, 2021.  Dividend income increased to $5,000 for the six months ended August 31, 2022 as compared to $1,000 for the six months ended August 31, 2021.  Realized gains on investments for the six months ended August 31, 2022 increased to $32,000 as compared to $26,000 for the six months ended August 31, 2021.  Unrealized gains on investments for the six months ended August 31, 2022 were $55,000 as compared to $1,000 for the six months ended August 31, 2021.  PPP loan forgiveness was $0 in the six months ended August 31, 2022 as compared to $812,000 for the six months ended August 31, 2021.  Income from the sale of scrap was $604,000 for the six months ended August 31, 2022 as compared to $172,000 in the six months ended August 31, 2021.

Net Income.  Net income for the six months ended August 31, 2022 decreased to $1,086,000 as compared to net income of $3,477,000 for the six months ended August 31, 2021.  This decrease is due primarily to decreased net sales as described above and income from PPP loan forgiveness, partially offset by increased income from the sale of scrap.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $1,188,000 for the six months ended August 31, 2022 primarily reflecting net income of $1,086,000, an increase in accounts receivable of $255,000, and depreciation and amortization of $138,000, partially offset by an increase in prepaid expenses and other current assets of $255,000.

Net cash provided by operating activities was $2,590,000 for the six months ended August 31, 2021 primarily reflecting net income of $3,477,000, an increase in accrued expenses and other current and non-current liabilities of $300,000, depreciation and amortization of $124,000, partially offset by increases in accounts receivable of $779,000 and PPP loan forgiveness of $812,000.

Investing Activities:

Net cash used in investing activities was ($4,419,000) for the six months ended August 31, 2022 principally reflecting $2,495,000 in purchases of short-term investments, $1,476,000 of expenditures on construction in progress and $1,111,000 in purchases of marketable securities, partially offset by $803,000 in proceeds from the sale of marketable securities.

Net cash used in investing activities was ($4,800,000) for the six months ended August 31, 2021 principally reflecting $4,746,000 in purchases of property, plant and equipment and $171,000 in purchases of marketable securities, partially offset by $117,000 in proceeds from the sale of marketable securities.

Financing Activities:

Net cash used in financing activities was ($51,000) for the six months ended August 31, 2022 reflecting $51,000 in principal payments on the mortgage loan.

Net cash provided in financing activities was $2,907,000 for the six months ended August 31, 2021 principally reflecting $2,940,000 in proceeds from our mortgage loan, partially offset by $33,000 in principal payments on the mortgage loan.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary.  We anticipate that our capital expenditures required to sustain operations will be approximately $200,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs.

At August 31, 2022, February 28, 2022, and August 31, 2021, we had cash and cash equivalents of approximately $806,000, $4,088,000, and $4,482,000, respectively.  The decrease for the three months ended August 31, 2022, was due to purchases of short-term investments, expenditures on construction in progress, and purchases of marketable securities, partially offset by proceeds from the sale of marketable securities, income from operations and scrap income.

At August 31, 2022, February 28, 2022, and August 31, 2021, we had investments in short-term investments of approximately $2,495,000, $0, and $0, respectively.

At August 31, 2022, February 28, 2022, and August 31, 2021, we had investments in marketable securities of approximately $1,079,000, $684,000, and $334,000, respectively.

At August 31, 2022, February 28, 2022, and August 31, 2021, we had working capital of $7,202,000, $7,660,000, and $8,096,000, respectively.  The decrease for the six months ended August 31, 2022 was due primarily to cash used on construction in progress at the new facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2022 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022 under “Management’s Report on Internal Control over Financial Reporting”.  However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three and six months ended August 31, 2022.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2022, we had no known material current, pending, or threatened litigation.

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

SOLITRON DEVICES, INC.

Date: October 11, 2022	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer,
and Interim Chief Financial Officer

