Form 10-Q
period 2022-11-30
SOLITRON DEVICES INC
filed 2023-01-18
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 11, 2023 was 2,083,436.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.

BALANCE SHEETS

AS OF NOVEMBER 30, 2022 AND FEBRUARY 28, 2022

(in thousands, except for share and per share amounts)

	November 30, 2022	February 28, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$617	$4,088
Short-term investments	2,512	-
Marketable securities	1,387	684
Accounts receivable	235	1,591
Inventories, net	2,484	2,260
Prepaid expenses and other current assets	254	196
TOTAL CURRENT ASSETS	7,489	8,819

Property, plant and equipment, net	7,448	4,926
Construction in progress	-	609
Other assets	15	4
TOTAL ASSETS	$14,952	$14,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$298	$135
Customer deposits	38	24
Finance lease liability	6	9
Mortgage loan, current portion	106	103
Accrued expenses and other current liabilities	794	888
TOTAL CURRENT LIABILITIES	1,242	1,159

Mortgage loan, net of current portion	2,675	2,755
Finance lease liability, net of current portion	-	3
TOTAL LIABILITIES	3,917	3,917

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,083,436 shares outstanding, net of 487,827 treasury shares at November 30, 2022 and 2,083,436 shares outstanding, net of 487,827 treasury shares at February 28, 2022, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	10,592	9,998
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	11,035	10,441
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,952	$14,358

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2022 AND NOVEMBER 30, 2021

(Unaudited, in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended	For The Nine Months ended	For The Nine Months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021

Net sales	$584	$2,468	$4,907	$10,308
Cost of sales	905	1,672	3,710	5,628

Gross profit (loss)	(321)	796	1,197	4,680

Selling, general and administrative expenses	460	497	1,535	1,870

Operating income (loss)	(781)	299	(338)	2,810

Other income (loss)
Interest income	18	-	20	-
Interest expense	(27)	(28)	(82)	(74)
Dividend income	1	1	6	2
Realized gain (loss) on investments	(13)	41	19	67
Unrealized gain (loss) on investments	270	(8)	325	(7)
PPP loan forgiveness	-	-	-	812
Scrap income	40	185	644	357
Total other income	289	191	932	1,157

Net income (loss)	$(492)	$490	$594	$3,967

Net income (loss) per common share - basic and diluted	$(0.24)	$0.24	$0.29	$1.90

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,452	2,083,436	2,083,459

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2022 AND NOVEMBER 30, 2021

(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$6,490	$6,933
Net income	-	-	-	-	-	1,027	1,027
Balance, May 31, 2021	2,571,263	(487,801)	21	1,834	(1,412)	7,517	7,960

Net income	-	-	-	-	-	2,450	2,450
Balance, August 31, 2021	2,571,263	(487,801)	21	1,834	(1,412)	9,967	10,410

Transfer Agent Adjustment of common stock	-	(10)	-	-	-	-	-
Net income	-	-	-	-	-	490	490
Balance, November 30, 2021	2,571,263	(487,811)	$21	$1,834	$(1,412)	$10,457	$10,900

Balance, February 28, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$9,998	$10,441
Net income	-	-	-	-	-	771	771
Balance, May 31, 2022	2,571,263	(487,827)	21	1,834	(1,412)	10,769	11,212

Net income	-	-	-	-	-	315	315
Balance, August 31, 2022	2,571,263	(487,827)	21	1,834	(1,412)	11,084	11,527

Net loss	-	-	-	-	-	(492)	(492)
Balance, November 30, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,592	$11,035

The accompanying notes are an integral part of the unaudited financial statements

SOLITRON DEVICES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2022 AND NOVEMBER 30, 2021

(unaudited, in thousands)

	Nine Months ended	Nine Months ended
	November 30, 2022	November 30, 2021

Net income	$594	$3,967
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	233	193
Operating lease expense	-	305
Net realized and unrealized (gains) on investments	(344)	(60)
PPP loan forgiveness	-	(812)
Accrued interest income on short-term investments	(18)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	1,356	(139)
Inventories	(224)	204
Prepaid expenses and other current assets	(58)	(63)
Other assets	(11)	(184)
Payments on operating lease liabilities	-	(338)
Payments on capital lease liabilities	(6)	(7)
Accounts payable	163	126
Customer deposits	14	(25)
Accrued expenses, other current and non-current liabilities	(94)	283
Net cash provided by operating activities	1,605	3,450

Investing activities
Proceeds from sale of marketable securities	882	270
Purchases of marketable securities	(1,241)	(392)
Purchases of short-term investments	(2,494)	-
Expenditures on construction in progress	(1,814)	-
Purchases of property and equipment	(332)	(4,749)
Net cash (used in) investing activities	(4,999)	(4,871)

Financing activities
Proceeds from mortgage loan	-	2,940
Principal payments on mortgage loan	(77)	(57)
Net cash provided by (used in) financing activities	(77)	2,883

Net increase (decrease) in cash and cash equivalents	(3,471)	1,462
Cash and cash equivalents - beginning of the year	4,088	3,785
Cash and cash equivalents - end of period	$617	$5,247

Non-cash transactions
Reclassification of construction in progress to plant property and equipment	$2,483	$-

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$82	$74

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended November 30, 2022 are not necessarily indicative of the results to be expected for the year ending February 28, 2023.

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

Short-term Investments

Short-term investments consist of certificates of deposit and U.S. Treasury securities. The U.S. Treasury securities are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value of $2,512,000 as of November 30, 2022.

Investment in Marketable Securities

Investment in Marketable Securities includes investments in common stocks and bonds. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the statements of operations.

The following table summarizes investments in marketable securities at:

November 30, 2022		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$1,045,000	$399,000	$(57,000)	$1,387,000

February 28, 2022		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$668,000	$42,000	$(26,000)	$684,000

At November 30, 2022 and November 30, 2021, the deferred tax liability related to unrecognized gains and losses on marketable securities was $0.

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

November 30, 2022	Level 1	Level 2	Level 3	Total
Common Stocks	$1,387,000	$-	$-	$1,387,000
Limited Partnerships	$-	$-	$-	$-
Total	$1,387,000	$-	$-	$1,387,000

February 28, 2022	Level 1	Level 2	Level 3	Total
Common Stocks	$603,000	$69,000	$-	$672,000
Limited Partnerships	$12,000	$-	$-	$12,000
Total	$615,000	$69,000	$-	$684,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments.  The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $0 as of November 30, 2022 and February 28, 2022.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts.  As of November 30, 2022, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $322,000 at November 30, 2022, as compared to $3,448,000 at February 28, 2022.  With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company’s customers, from ES Components.  Dwight Aubrey, a director of the Company, is a minority owner and an immediate family member of the majority owner of ES Components.    For the nine months ended November 30, 2022, the Company purchased $109,892 of die and $0 of used equipment from ES Components.  For the nine months ended November 30, 2021, the Company purchased $94,215 of die and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying statements of operations. The Company occasionally makes sales to ES Components.  For the nine months ended November 30, 2022 and November 30, 2021, sales were $0.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services.  Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others.  No vesting of stock options or grants occurred during the three and nine months ended November 30, 2022 or November 30, 2021.

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

3. REVENUE RECOGNITION

As of November 30, 2022, and November 30, 2021, sales returns and allowances accrual activity is shown below:

	November 30, 2022	November 30, 2021
Beginning Balance	$471,000	$354,000
Accrued Allowances	-	117,000
Credits Issued	-	-
Ending Balance	$471,000	$471,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement.  As of November 30, 2022, and February 28, 2022, the inventory balance at that distributor was believed to be $1,905,000 and $2,178,000, respectively.  Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination.  Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of November 30, 2022, inventories consisted of the following:

	Gross	Reserve	Net
Raw Materials	$1,270,000	$(480,000)	$790,000
Work-In-Process	5,312,000	(3,645,000)	1,667,000
Finished Goods	489,000	(462,000)	27,000
Totals	$7,071,000	$(4,587,000)	$2,484,000

As of February 28, 2022, inventories consisted of the following:

	Gross	Reserve	Net
Raw Materials	$1,504,000	$(813,000)	$691,000
Work-In-Process	5,410,000	(3,906,000)	1,504,000
Finished Goods	723,000	(658,000)	65,000
Totals	$7,637,000	$(5,377,000)	$2,260,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $782,000 as of November 30, 2022 and $965,000 as of February 28, 2022.  As of November 30, 2022, 100% of the wafer bank inventory, net of reserves, consisted of wafers manufactured between calendar year 2018 and 2022.  We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.  We did not relocate the wafer fab to our new facility.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of November 30, 2022, and February 28, 2022, accrued expenses and other current liabilities consisted of the following:

	November 30, 2022	February 28, 2022
Payroll and related employee benefits	$284,000	$375,000
Legal fees	31,000	8,000
Property, sales, and franchise taxes	8,000	18,000
Return allowance	471,000	471,000
Other liabilities	-	16,000
Totals	$794,000	$888,000

6. DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities.  Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2022 and November 30, 2021, respectively, are as follows:

Geographic Region	November 30, 2022	November 30, 2021
Europe and Australia	$-	$-
Canada and Latin America	1,000	4,000
Far East and Middle East	-	-
United States	583,000	2,464,000
Totals	$584,000	$2,468,000

Revenues from domestic and export sales to unaffiliated customers for the nine months ended November 30, 2022 and November 30, 2021, respectively are as follows:

Geographic Region	November 30, 2022	November 30, 2021
Europe and Australia	$459,000	$-
Canada and Latin America	20,000	24,000
Far East and Middle East	-	-
United States	4,428,000	10,284,000
Totals	$4,907,000	$10,308,000

For the three months ended November 30, 2022 and November 30, 2021, approximately 68% and 80%, respectively, of the Company’s sales are attributable to contracts with customers whose products are sold to the United States government.  The remaining 32% and 20%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the nine months ended November 30, 2022 and November 30, 2021, approximately 78% and 85%, respectively, of the Company’s sales are attributable to contracts with customers whose products are sold to the United States government.  The remaining 22% and 15%, respectively of sales are for nonmilitary, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended November 30, 2022 and November 30, 2021, respectively are as follows:

Customer	November 30, 2022	Customer	November 30, 2021
1. Raytheon	54%	1. Raytheon	41%
2. Avnet/USI Electronics	16%	2. L3Harris	21%
3. All Tech Electronics	15%	3. Avnet / USI Electronics	17%
Totals	85%	Totals	79%

Customers who contributed ten percent or more of revenues for the nine months ended November 30, 2022 and November 30, 2021, respectively are as follows:

Customer	November 30, 2022	Customer	November 30, 2021
1. Raytheon	43%	1. Raytheon	48%
		2. L3Harris	17%
		3. Avnet / USI Electronics	13%
Totals	43%	Totals	78%

As of November 30, 2022, our top two customers accounted for 73% of accounts receivable.  As of February 28, 2022, our top four customers accounted for 77% of accounts receivable.

7. MAJOR SUPPLIERS

Suppliers who accounted for 10% or more of purchases of production materials for the three months ended November 30, 2022 and November 30, 2021, respectively are as follows:

Supplier	November 30, 2022	Supplier	November 30, 2021
1. Platronics Seals	23%	1. Platronics Seals	33%
2. Stellar	18%	2. Wuxi Streamtek	27%
3. Wuxi Streamtek	17%	3. Stellar	12%
4. Electrovac Hacht & Huber	10%
Totals	68%	Totals	72%

Suppliers who accounted for 10% or more of the cost of production materials for the nine months ended November 30, 2022 and November 30, 2021, respectively are as follows:

Supplier	November 30, 2022	Supplier	November 30, 2021
1. Stellar	17%	1. Platronics Seals	21%
3. Platronics Seals	17%	2. Wuxi Streamtek	20%
3. Wuxi Streamtek	15%	3. Stellar	13%
4. ES Components	12%
Totals	61%	Totals	54%

8. COMMITMENTS AND CONTINGENCIES

Finance lease:

During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s financial statements. As of November 30, 2022, and February 28, 2022, the carrying value of the asset was $6,000 and $12,000, respectively, and was included in Property, plant and equipment on the balance sheet.

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

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2022, we had no known material current, pending, or threatened litigation.

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

On June 29, 2022, the Company received notification from the Bank that the Bank had elected to suspend certain financial and reporting requirements set forth in the FCA. Specifically, the Bank elected on a going forward basis to suspend measurement of any of the following financial covenants to the extent they are included in Section 2.1, ‘Financial Covenants’ of the FCA: Tangible Net Worth; Debt Service Coverage Ratio; Fixed Charge Coverage Ratio; Asset Coverage Ratio; Funded Debt to EBITDA; and/or Liquidity. In addition, the Bank elected to suspend the requirements in the FCA, if any, for the submission of financial statements and information by the Borrower on a periodic basis as specified in Section 2.4, ‘Financial Information’ of the FCA. The Bank reserves the right in its sole discretion to require the Company to resume delivery of financial statements and other information and to evidence compliance with the financial covenant requirements as currently provided in the FCA.

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

The Company did not repurchase any shares under the stock repurchase program during the nine months ended November 30, 2022 or November 30, 2021.

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

See Note 2, “Summary of Significant Accounting Policies”, to the accompanying Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations-Three Months Ended November 30, 2022 Compared to Three Months Ended November 30, 2021:

Net Sales.  Net sales for the three months ended November 30, 2022 decreased 76% to $584,000 as compared to $2,468,000 for the three months ended November 30, 2021.  The decrease in net sales was largely due to the company relocating to its new facility during the three months ended November 30, 2022 along with associated startup delays.

Net bookings for the three months ended November 30, 2022 increased 68% to $2,257,000 versus $1,340,000 during the three months ended November 30, 2021.   Backlog as of November 30, 2022 increased 101% to $6,430,000 as compared to a backlog of $3,197,000 as of November 30, 2021.

Cost of Sales.  Cost of sales for the three months ended November 30, 2022 decreased to $905,000 from $1,672,000 for the three months ended November 30, 2021, due to decreased raw materials and labor costs associated with decreased net sales, and decreased rent expense.  Expressed as a percentage of net sales, cost of sales increased to 155% for the three months ended November 30, 2022 from 68% for the three months ended November 30, 2021.

Gross Profit (Loss).  Gross profit (loss) for the three months ended November 30, 2022 decreased to ($321,000) from $796,000 for the three months ended November 30, 2021, due primarily to lower net sales not covering fixed labor and overhead costs.  Accordingly, gross margins expressed as a percentage of net sales decreased to (55%) for the three months ended November 30, 2022 as compared to 32% for the three months ended November 30, 2021.

For the three months ended November 30, 2022, we shipped 6,130 units as compared to 36,047 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses decreased to $460,000 for the three months ended November 30, 2022 from $497,000 for the same period in the prior year.  The decrease was due to a decrease in selling expenses of $34,000.  During the three months ended November 30, 2022, selling, general and administrative expenses as a percentage of net sales increased to 79% as compared to 20% for the three months ended November 30, 2021.

Operating Income (Loss).  Operating income (loss) for the three months ended November 30, 2022 decreased to ($781,000) as compared to operating income of $299,000 for the three months ended November 30, 2021.  This decrease is due primarily to decreased net sales as described above.

Other Income.  Interest income increased to $18,000 for the three months ended November 30, 2022 as compared to $0 for the three months ended November 30, 2021.  Interest expense decreased to ($27,000) for the three months ended November 30, 2022 as compared to ($28,000) for the three months ended November 30, 2021.  Dividend income was $1,000 for the three months ended November 30, 2022 as compared to $1,000 for the three months ended November 30, 2021.  Realized gains (losses) on investments for the three months ended November 30, 2022 decreased to a loss of ($13,000) as compared to a gain of $41,000 for the three months ended November 30, 2021.  Unrealized gains (losses) on investments for the three months ended November 30, 2022 were a gain of $270,000 as compared to a loss of ($8,000) for the three months ended November 30, 2021.  Income from the sale of scrap was $40,000 for the three months ended November 30, 2022 as compared to $185,000 for the three months ended November 30, 2021.

Net Income (Loss).  Net income (loss) for the three months ended November 30, 2022 decreased to ($492,000) as compared to net income of $490,000 for the three months ended November 30, 2021.  This decrease is due primarily to decreased net sales as described above and decreased income from the sale of scrap partially offset by unrealized gains on securities.

Results of Operations-Nine Months Ended November 30, 2022 Compared to Nine Months Ended November 30, 2021:

Net Sales.  Net sales for the nine months ended November 30, 2022 decreased 52% to $4,907,000 as compared to $10,308,000 for the nine months ended November 30, 2021.  The decrease in net sales was largely due to the decision to accelerate production and shipments in the nine months ended November 30, 2021 due to the planned facility relocation.

Net bookings for the nine months ended November 30, 2022 increased 46% to $6,871,000 versus $4,713,000 during the nine months ended November 30, 2021.  Backlog as of November 30, 2022 increased 101% to $6,430,000 as compared to a backlog of $3,197,000 as of November 30, 2021.

Cost of Sales.  Cost of sales for the nine months ended November 30, 2022 decreased to $3,710,000 from $5,628,000 for the nine months ended November 30, 2021, due to decreased raw materials and labor costs associated with decreased net sales, and decreased rent expense.  Expressed as a percentage of net sales, cost of sales increased to 76% for the nine months ended November 30, 2022 from 55% for the nine months ended November 30, 2021.

Gross Profit.  Gross profit for the nine months ended November 30, 2022 decreased to $1,197,000 from $4,680,000 for the nine months ended November 30, 2021, due primarily to lower net sales.  Accordingly, gross margins expressed as a percentage of net sales decreased to 24% for the nine months ended November 30, 2022 as compared to 45% for the nine months ended November 30, 2021.

For the nine months ended November 30, 2022, we shipped 39,012 units as compared to 89,512 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses.  Selling, general, and administrative expenses decreased to $1,535,000 for the nine months ended November 30, 2022 from $1,870,000 for the same period in the prior year.  The decrease was primarily due to a decrease in bonus accrual of $200,000 and a decrease in selling expenses of $106,000.  During the nine months ended November 30, 2022, selling, general and administrative expenses as a percentage of net sales increased to 31% as compared to 18% for the nine months ended November 30, 2021.

Operating Income/Loss.  Operating income (loss) for the nine months ended November 30, 2022 decreased to ($338,000) as compared to operating income of $2,810,000 for the nine months ended November 30, 2021.  This decrease is due primarily to decreased net sales as described above.

Other Income.  Interest income increased to $20,000 for the nine months ended November 30, 2022 as compared to $0 for the nine months ended November 30, 2021.  Interest expense increased to ($82,000) for the nine months ended November 30, 2022 as compared to $(74,000) for the nine months ended November 30, 2021.  Dividend income increased to $6,000 for the nine months ended November 30, 2022 as compared to $2,000 for the nine months ended November 30, 2021.  Realized gains on investments for the nine months ended November 30, 2022 decreased to $19,000 as compared to $67,000 for the nine months ended November 30, 2021.  Unrealized gains on investments for the nine months ended November 30, 2022 were $325,000 as compared to ($7,000) for the nine months ended November 30, 2021.  PPP loan forgiveness was $0 in the nine months ended November 30, 2022 as compared to $812,000 for the nine months ended November 30, 2021.  Income from the sale of scrap was $644,000 for the nine months ended November 30, 2022 as compared to $357,000 in the nine months ended November 30, 2021.

Net Income.  Net income for the nine months ended November 30, 2022 decreased to $594,000 as compared to net income of $3,967,000 for the nine months ended November 30, 2021.  This decrease is due primarily to decreased net sales as described above and a decrease in income from PPP loan forgiveness, partially offset by increased unrealized gains and increased income from the sale of scrap.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $1,605,000 for the nine months ended November 30, 2022 primarily reflecting net income of $594,000, a decrease in accounts receivable of $1,356,000, and depreciation and amortization of $233,000, partially offset by net realized and unrealized gains on investments of $344,000 and an increase in inventories of $224,000.

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

Investing Activities:

Net cash used in investing activities was ($4,999,000) for the nine months ended November 30, 2022 principally reflecting $2,494,000 in purchases of short-term investments, $1,814,000 in expenditures on construction in progress, $1,241,000 in purchases of marketable securities, and $332,000 in purchases of plant property and equipment, partially offset by $882,000 in proceeds from the sale of marketable securities.

Net cash used in investing activities was ($4,871,000) for the nine months ended November 30, 2021 principally reflecting $4,749,000 in purchases of plant property and equipment and $270,000 in proceeds from the sale of securities, offset by $392,000 in purchases of securities.

Financing Activities:

Net cash used in financing activities was ($77,000) for the nine months ended November 30, 2022 reflecting $77,000 in principal payments on the mortgage loan.

Net cash provided by financing activities was $2,883,000 for the nine months ended November 30, 2021 principally reflecting $2,940,000 in proceeds from our mortgage loan, partially offset by $57,000 in principal payments on the mortgage loan

We expect our sole sources of liquidity over the next twelve months to be cash from operations, cash and cash equivalents, and short-term investments, if necessary.  We anticipate that our capital expenditures required to sustain operations will be approximately $200,000 during the next twelve months and that our cash from operations, cash and cash equivalents, and short-term investments, if necessary, will be sufficient to fund these needs.

At November 30, 2022, February 28, 2022, and November 30, 2021, we had cash and cash equivalents of approximately $617,000, $4,088,000, and $5,247,000, respectively.  The decrease for the nine months ended November 30, 2022, was due to purchases of short-term investments, expenditures on construction in progress, and purchases of marketable securities, partially offset by proceeds from the sale of marketable securities, income from operations and scrap income.

At November 30, 2022, February 28, 2022, and November 30, 2021, we had investments in short-term investments of approximately $2,512,000, $0, and $0, respectively.

At November 30, 2022, February 28, 2022, and November 30, 2021, we had investments in marketable securities of approximately $1,387,000, $684,000, and $435,000, respectively.

At November 30, 2022, February 28, 2022, and November 30, 2021, we had working capital of $6,247,000, $7,660,000, and $8,593,000, respectively.  The decrease for the nine months ended November 30, 2022 was due primarily to cash used on construction in progress at the new facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2022 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022 under “Management’s Report on Internal Control over Financial Reporting”.  However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three and nine months ended November 30, 2022.

Changes in Internal Control over Financial Reporting.

Other than the changes referenced in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022 under “Management’s Report on Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2022, we had no known material current, pending, or threatened litigation.

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

SOLITRON DEVICES, INC.

Date: January 17, 2023	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer,
and Interim Chief Financial Officer

