Form 10-K
period 2023-02-28
SOLITRON DEVICES INC
filed 2023-06-23
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2022 was $13,684,715 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 21, 2023, was 2,083,436.

Audit Firm Id	Auditor Name:	Auditor Location:
206	MaloneBailey LLP	Houston, TX

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

Set forth below by principal product type are the percentage contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 28, 2023 and February 28, 2022.

	Percentage of Sales
	FY 2023	FY 2022
Power Transistors	17%	9%
Power MOSFETS	35%	24%
Hybrids	35%	44%
Field Effect Transistors	9%	12%
Wafers / Dice	4%	11%
Total	100%	100%

The variation in the proportionate share of each product line for each period reflects changes emanating from a variety of sources including: demand, Congressional appropriations, the process and timing associated with awards of defense contracts, shifts in technology and consolidation of defense prime contractors. The Company’s microelectronic products can be classified as active electronic components. Active electronic components are those that control and direct the flow of electrical power by means of a control signal such as a voltage or current.

It is customary to subdivide active electronic components into those of a discrete nature and those which are non‑discrete. Discrete devices contain a single microelectronic element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, that are interconnected to make up an electrical circuit. An integrated circuit incorporates various active and passive elements into a single silicon chip. A hybrid circuit, on the other hand, comprises a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated. Hybrid and integrated circuits can be analog or digital; presently, the Company manufactures analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application‑specific devices, also referred to as custom or semi‑custom products. The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal years ended February 28, 2023 and February 28, 2022, respectively, approximately 89% and 86% of the Company’s sales have been of custom products, and the remaining 11% and 14%, respectively have been of standard or catalog products.

Approximately 81% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (“SCD”) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military. The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, satellites, and space applications. The Company’s products have been used on the space shuttle and on the space missions to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner). For the fiscal years ended February 28, 2023 and February 28, 2022, approximately 81% and 85%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 19% and 15%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

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

ISO 9001 and AS9100

The Company is certified by NQA to AS 9100:2016 (sometimes previously referred to as AS 9100D) and ISO 9001:2015 standards. The certification is valid until September 2024 and was reissued on October 27, 2022 for the cycle starting September 8, 2021. The AS 9100 certification defines a Quality Management System that is oriented to the aerospace industry. It was released in 1999 by the European Association of Aerospace Industries along with the Society of Automotive Engineers. AS 9100 encompasses ISO 9001 requirements so the certification to AS 9100 standards includes ISO 9001 standards. It is broadly accepted or endorsed as a requirement for aerospace manufacturers among many Solitron customers.

MARKETING AND CUSTOMERS

During the fiscal year ended February 28, 2023, Raytheon Technologies Corporation accounted for approximately 46% of net sales. No other customer accounted for ten percent or more of net sales. During the fiscal year ended February 28, 2022, Raytheon Technologies accounted for 47% of net sales, L3Harris 15% of net sales, USI Electronics 13% of net sales, and Honeywell 11% of net sales. Nine of the Company’s customers accounted for approximately 88% of the Company’s net sales during the fiscal year ended February 28, 2023, as compared to seven customers accounting for 92% of net sales for the fiscal year ended February 28, 2022. It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period. Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales. As a result, the Company expects customer concentration to continue. The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company. See “Item 1A – Risk Factors” for more information.

Sales to foreign customers accounted for 7% of the Company’s net sales for the fiscal year ended February 28, 2023 as compared to less than 1% of the Company’s net sales for the fiscal year ended February 28, 2022. All sales to foreign customers are conducted utilizing exclusively U.S. dollars. See Note 10 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, was approximately $7,633,000 at February 28, 2023, as compared to $4,464,000 at February 28, 2022. Approximately 78% of the backlog is scheduled for delivery within twelve months. For the years ended February 28, 2023 and February 28, 2022, the entire backlog consisted of orders for electronic components.

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

PATENTS AND LICENSES

The Company historically owned 33 patents (all of which have now expired or have been allowed to lapse) relating to the design and manufacture of its products. To date, the expirations or lapses of these patents have not had a material adverse effect on the Company. The Company believes that engineering standards, manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products than the expired or lapsed patents it held.

COMPETITION

The electronic component industry, in general, is highly competitive and has been characterized by price erosion, rapid technological changes and foreign competition. However, in the market segments in which the Company operates, while highly competitive and subject to the same price erosion, technological change has been relatively gradual and minimal. The Company believes that it is well regarded by its customers in the segments of the market in which competition is dependent less on price and more on product reliability, performance and service. Management believes, however, that to the extent the Company’s business is targeted at the military and aerospace markets, where there has been virtually no foreign competition, it is subjected to less competition than manufacturers of commercial electronic components. Additionally, the decline in military orders in programs the Company participates in and the shift in the requirement of the Defense Department whereby the use of Commercial Off The Shelf (“COTS”) components is encouraged over the use of high reliability components that the Company manufactures, prompting the number of competitors to decline, afford the Company the opportunity to increase its market share. In the non-military, non-aerospace markets, the Company is subject to greater price erosion and foreign competition.

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

HUMAN CAPITAL

At February 28, 2023, the Company had 47 employees, 27 of whom were engaged in production activities, 2 in sales and marketing, 6 in executive and administrative capacities and 12 in technical and support activities. Of the 47 employees, 44 were full time employees and 3 were part time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements. The largest supplier in the fiscal year ended February 28, 2023 was Platronics Seals, representing 21% of total purchases. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 16% of total purchases, and Stellar Industries, which accounted for 15% of total purchases. The largest supplier in the fiscal year ended February 28, 2022 was Platronics Seals, representing 25% of total purchases. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 22% of total purchases, and Stellar Industries, which accounted for 12% of total purchases. Because of a diminishing number of sources for components and packages in particular, and the increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which results in higher costs of goods sold. Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

EFFECT OF GOVERNMENT REGULATION

The Company has received DSCC approval to supply its products in accordance with MIL-PRF-19500 and Class H of MIL-PRF-38534. These qualifications are required of vendors to supply to the United States Government or its prime contractors. The Company expects that its continued maintenance of these qualifications will continue to improve its business posture by increasing product marketability. The Company is also certified in accordance with AS9100 which is a core requirement of most defense aerospace contracts. Certain product-specific regulatory and certification requirements and processes are described in more detail under “Item 1 – Business-Products” beginning on page 1.

RESEARCH AND DEVELOPMENT

During the fiscal years ended February 28, 2023 and February 28, 2022, the Company spent $65,000 and $124,000, respectively, of its own funds on research and development. The Company may decide to increase research and development expenditures in the future. The cost of designing custom products has historically been borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

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

Risks Related to our Business and Industry

We are subject to substantial customer concentration, and any loss of, or reduction of business from, one or more of our significant customers could hurt our business by reducing our revenues, profitability and cash flow.

During the fiscal year ended February 28, 2023, five customers accounted for approximately 74% of revenue. During the fiscal year ended February 28, 2022, four customers accounted for approximately 86% of our revenues. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business. Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may occur with greater frequency and/or have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

If the inflationary pressures in the United States and elsewhere where we operate continue, we could experience reduced margins and lose future business.

While the current inflationary pressures have not materially affected our margins, that could change. Supply chain shortages or delays can further cause problems in our manufacturing and sale of products, including by contributing to pricing pressures experienced by us. To the extent we increase prices in the future to account for increases in operating costs arising from inflation or otherwise, such action could result in reduced demand for our products, and/or customer loss. Similarly, rising labor costs in the U.S. may further tighten margins.

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

The semiconductor industry, and the semiconductor product markets specifically, are highly competitive. Competition is based on price, product performance, quality, turn-around time, reliability and customer service. The gross profit margins realizable in our markets can differ across regions, depending on the economic strength of end-product markets in those regions. Even in strong markets, price pressures may emerge as competitors attempt to gain more market share by lowering prices, which may in turn force us to lower prices or lose existing business which we may be unable to replace in whole or in part. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

Rapidly changing technology and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our success in these markets depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. There can be no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or those products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technology in our product markets could have a material adverse effect on us. Changes in technology may reduce the demand for the products we offer. For example, new or developing technologies could displace the military or aerospace equipment and activities to which our product offerings relate, and improvements in existing technology may allow competitors to enhance their products, or produce them in a more cost-effective manner and in turn pose a threat to our market share. Alternatively, our customers could perform more manufacturing processes internally, including due to acquisitions with others in our or their industry, which would cause our business to suffer. In light of the fact that many of our competitors have substantially greater revenues than us and that we have not spent significant funds on research and development in recent years, we may not be able to accomplish the foregoing, which might have a material adverse effect on the Company, our business, prospects, financial condition or results of operations.

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

We rely heavily on our proprietary technologies. Our future success and competitive position may depend in part upon our ability to obtain or maintain protection of certain proprietary technologies used in our principal products. We do not have patent protection on any aspects of our technology. Our reliance upon protection of some of our technology as “trade secrets” will not necessarily protect us from the use by other persons of our technology, or their use of technology that is similar or superior to that which is embodied in our trade secrets. Others may be able to independently duplicate or exceed our technology in whole or in part, or otherwise gain access to proprietary aspects of our products and processes, notwithstanding our efforts to protect these aspects of our business. We may not be successful in maintaining the confidentiality of our technology, dissemination of which could have material adverse effects on our business. In addition, litigation may be necessary to determine the scope and validity of our proprietary rights.

Obtaining or protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. We could become subject to lawsuits in which it is alleged that we have infringed or are infringing upon the intellectual property rights of others with or without our prior awareness of the existence of those third-party rights, if any.

If any infringements, real or imagined, exist, arise or are claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We may not be successful in such efforts or such licenses may not be available under reasonable terms. Our failure to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms or the occurrence of related litigation itself could have material adverse effects on our operating results, financial condition and cash flows.

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

Our revenue from foreign sources increased substantially from fiscal 2023 to fiscal 2022. We expect revenues from foreign markets to continue to represent a portion of total revenues, which may continue to be substantial or higher in future periods as we attempt to diversify our business and seek new sources of revenue. Among others, these risks include: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; crime; kidnapping; war; terrorism; and fluctuating foreign currency and prices and exchange rates. Additionally, in certain jurisdictions where we use third party contractors, the legal systems do not provide effective remedies to us when the contractor has breached its obligation or otherwise fails to perform.

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

If we fail to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, or allegations of such failure, it could have a material adverse effect on our business, financial condition and operating results.

We are subject to various anti-bribery, anti-corruption, anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. Travel Act, and the USA PATRIOT Act. In addition, to the extent we operate or do business in foreign jurisdictions, we are or may become subject to similar or corresponding laws and regulations in those jurisdictions. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities.

These laws also require that we keep accurate records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. In addition, we may be held liable for violations committed of the FCPA or similar foreign laws by companies that we acquire.

Any alleged or actual violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, investigations, enforcement actions, fines and other criminal or civil sanctions, adverse media coverage, loss of export privileges, or suspension or termination of government contracts. Responding to any investigation or enforcement action would require significant attention of our management and resources, including significant defense costs and other professional fees. Failure to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, or allegations of such failure, could therefore have a material adverse effect on our business, results of operations, financial condition and future prospects.

Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.

Pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission (the “SEC”) promulgated disclosure rules for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries.  These "conflict minerals" are commonly found in metals used in the manufacture of semiconductors.  Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them.  While certain aspects of these rules continue to be litigated and a ruling by the Federal Court of Appeals for the D.C. Circuit has led to further uncertainty regarding the SEC’s enforcement of the rule, the disclosure rules, as modified by the ruling, went into effect in 2014.  The implementation of these regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products.  The regulations may also reduce the number of suppliers who provide conflict-free metals and may affect our ability to obtain products in sufficient quantities or at competitive prices.  Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

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

The U.S. federal government is presently in discussions regarding increasing its debt ceiling, and is constantly evaluating its budget in general, either of which could result in the adoption of changes in current government spending programs, trends or practices in a manner which adversely affects us or our customers or industry. For example, in recent years the U.S. has experienced an increased focus among policymakers and other stakeholders towards climate change and other environmental/social/governance, or “ESG,” initiatives and away from traditionally more highly prioritized budgetary items such as military and defense programs. If the U.S. federal government elects to reduce spending on programs on which our business depends, our business, and your investment in us, could be materially adversely affected.

General Risks

Because of the Russian invasion of Ukraine, as well as high inflation and increased Federal Reserve interest rates in response, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon our business and industry.

As a result of the Russian invasion of Ukraine, certain events are beginning to affect the global and United States economy including continued inflation, Federal Reserve interest rate increases in response, prominent bank failures and weaknesses, substantial increases in the prices of various raw materials, goods and services, declines in the capital markets, and large Western companies ceasing to do business in Russia. While this has initially caused increased defense spending by the United States and other countries, the extent and duration of these events and their impact are at best uncertain, and continuation may result in adverse consequences to us, third parties on which we rely, our industry or the economy in general. The U.S. economy may experience a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect the market for solid‑state semiconductor components and related devices, but the impact may be adverse. For example, if our customers are no longer able to pay us on existing contracts or are unwilling or unable to enter into new contracts for our products due to an economic downturn, our operating results would materially adversely impacted.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”).  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Natural disasters, like hurricanes, or occurrences of other natural disasters whether on our production facility, in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

Natural disasters, like those related to hurricanes, or threats or occurrences of other similar events, whether in the United States or internationally, may affect the markets in which we operate and our profitability. Hurricanes have affected us in the past, and may continue to affect us in the future, resulting in damage to our manufacturing facility in South Florida and our manufacturing equipment, office closures and impairing our ability to produce and deliver our products. All of our manufacturing capabilities are focused on our single facility in West Palm Beach, and any permanent or prolonged damage or cessation, suspension or decline in production that could result from any of the foregoing or other adverse events with respect to our facility would materially adversely affect us. Such events could also affect our domestic and international sales, disrupt our supply chains, primarily for raw materials and process chemicals and gases, affect the physical facilities of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that natural events have had on financial and economic markets and stock exchanges and market quotation systems generally, we cannot provide any estimate of how these activities might affect our future results.

Risks Relating to our Common Stock

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

There is currently a limited trading market for the Company’s common stock.

Our common stock is quoted on the OTC Pink Market under the symbol “SODI.” However, there is currently a limited trading market in our common stock which trades on a limited basis, and we cannot give any assurance that a consistent, active trading market will develop. In general, the OTC Pink Market is relatively illiquid. Even if an active market for our common stock develops, there can be no assurance that such market will be maintained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.

We cannot guarantee that we will declare future cash dividend payments, nor repurchase any shares of our common stock pursuant to our stock repurchase program.

We do not have an annual dividend policy in place. We have not declared and paid a cash dividend since June 29, 2015. Our Board of Directors has authorized a repurchase program under which the Company may repurchase up to $1,000,000 of the Company's common stock. The Company did not repurchase any shares of common stock in fiscal 2023. In fiscal 2022 the company repurchased 16 shares of common stock. Any determination to pay cash dividends or repurchase shares of the Company’s common stock in the future is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' determination that such dividends or stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Accordingly, there is no assurance that we will pay cash dividends or repurchase stock pursuant to our stock repurchase program, or that any declaration of cash dividends or stock repurchases under our stock repurchase program will have a beneficial impact on our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

The Company’s corporate headquarters and manufacturing operations are located in a purchased facility in West Palm Beach, Florida. The facility is approximately 24,000 sq. ft. The Company completed its move into the new facility in fiscal 2023. The Company believes that its facility in West Palm Beach is suitable and adequate to meet its requirements.

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 28, 2023, we had no known material current, pending, or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the OTC Pink Tier of the OTC Markets under the symbol “SODI”.

As of February 28, 2023, there were approximately 569 holders of record of the Company’s Common Stock. On June 21, 2023, the last sale price of the Common Stock as reported on the OTC Pink was $10.79 per share.

The following table sets forth for the periods indicated, high and low sales prices of the Common Stock as reported by the OTC Pink.

Fiscal Year Ended February 28, 2023	HIGH PRICE	LOW PRICE
Fourth Quarter	$10.95	$8.10
Third Quarter	$12.50	$9.60
Second Quarter	$13.00	$7.50
First Quarter	$10.50	$9.00

Fiscal Year Ended February 28, 2022	HIGH PRICE	LOW PRICE
Fourth Quarter	$13.75	$9.41
Third Quarter	$12.00	$8.15
Second Quarter	$9.75	$8.05
First Quarter	$9.50	$6.00

We have no current plans to pay dividends. We plan on reinvesting our earnings, if any, for use in the business, for acquisitions, or for share repurchases.

The Company currently has a repurchase program under which the Company may repurchase up to $1,000,000 of its outstanding common stock without an expiration date to the repurchase program. Under the current repurchase program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors. The Company did not repurchase shares of common stock during fiscal 2023 under the program and repurchased 16 shares during fiscal 2022. During fiscal 2022 the Company was also notified by its transfer agent of a 10 share adjustment that reduced the number of outstanding shares of common stock.

Securities Issued Under Equity Compensation Plan

No shares were issued in fiscal 2023 or fiscal 2022.

ITEM 6. [RESERVED]

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

The following table is included solely for use in comparative analysis to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth our statements of operations for the fiscal year periods indicated (in 000’s):

	2/28/2023	2/28/2022
Net Sales	$6,406	$12,284
Cost of Sales	5,005	7,485
Gross Profit	1,401	4,799
Selling, General and Administrative Expenses	2,052	2,507
Operating Income (Loss)	(651)	2,292
Total other income	1,477	1,216
Net Income	$826	$3,508

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	2/28/2023	2/28/2022
Net Sales	100%	100%
Cost of Sales	78%	61%
Gross Profit	22%	39%
Selling, General and Administrative Expenses	32%	20%
Operating Income (Loss)	(10%)	19%
Total other income	23%	10%
Net Income	13%	29%

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 28, 2023, the Company’s book-to-bill ratio was approximately 1.49 to 1 as compared to approximately 0.63 to 1 for the fiscal year ended February 28, 2022, reflecting an increase in the volume of orders booked. Historically, the Company has experienced seasonality in its bookings, with the fiscal fourth quarter experiencing the highest level of bookings. Going forward we expect more variability in bookings.

The Company has been seeking out additional revenue sources, which may involve new products and/or products the Company has not manufactured in recent years, or before. The Company may incur difficulty manufacturing those products, which could result in decreased margins.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended February 28, 2023 vs. Fiscal Year Ended February 28, 2022

Revenue. Net sales for the fiscal year ended February 28, 2023 decreased by approximately 48% to $6,406,000 versus $12,284,000 for the fiscal year ended February 28, 2022. The decrease was primarily attributable to the Company accelerating shipments in fiscal 2022, when possible, prior to relocating into its new facilities in fiscal 2023. The relocation resulted in minimal shipments in the fiscal 2023 third quarter.

Net bookings for the fiscal year ended February 28, 2023 were approximately 49% more than net sales. Backlog increased by approximately 71% to $7,633,000 as of February 28, 2023 from $4,464,000 as of February 28, 2022. The increase was due to increased order activity by our customers and reduced shipments by the Company related to suspending production while relocating its facility. We believe that overall increase in fiscal 2023 bookings was related to reduced COVID-19 impacts on our customers. For most of fiscal 2023 our sales team had a limited ability to make onsite sales visits due to COVID-19as compared to no ability to make onsite sales visits due to COVID-19 in fiscal 2022. We expect continued normalized sales activity in fiscal 2024.

During the fiscal year ended February 28, 2023, the Company shipped 52,924 units as compared with 108,176 units shipped during the fiscal year ended February 28, 2022 primarily due to reduced shipments by the Company related to suspended production while relocating its facilities. It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of Sales. Cost of sales for the fiscal year ended February 28, 2023 decreased to $5,005,000 from $7,485,000 for the fiscal year ended February 28, 2022. Expressed as a percentage of sales, cost of sales increased to 78% for the fiscal year ended February 28, 2023 as compared to 61% for the fiscal year ended February 28, 2022.

Gross Profit. Gross profit for the fiscal year ended February 28, 2023 decreased to $1,401,000 from $4,799,000 for the fiscal year ended February 28, 2022 due primarily to decreased net sales and productivity. Expressed as a percentage of sales, gross profit for the fiscal year ended February 28, 2023 decreased to 22% as compared to 39% for the fiscal year ended February 28, 2022.

Selling, General & Administrative Expenses. During the fiscal year ended February 28, 2023, selling, general and administrative expenses, as a percentage of sales, increased to approximately 32% as compared to 20% for the year ended February 28, 2022. In terms of dollars, selling, general and administrative expenses decreased 18% to $2,052,000 for the fiscal year ended February 28, 2023 from $2,507,000 for the fiscal year ended February 28, 2022. This decrease is primarily due to a decrease in selling and marketing costs of $180,000 due to decreased net sales, and decreased bonuses of $227,000.

Operating Income. Operating loss for the fiscal year ended February 28, 2023 was ($651,000) as compared to an operating income of $2,292,000 for the fiscal year ended February 28, 2022. The decrease in operating income was mainly attributable to the decrease in net sales.

Total Other Income. Interest income and dividend income were $36,000 and $31,000, respectively for the fiscal year ended February 28, 2023, compared to $0 and $5,000, respectively for the fiscal year ended February 28, 2022. Interest expense was ($108,000) for the fiscal year ended February 28, 2023, compared to ($103,000) for the fiscal year ended February 28, 2022. The increased expense was primarily due to a full year of interest on the mortgage loan on the new building purchased in fiscal 2022. Realized gains (losses) on investments for the fiscal year ended February 28, 2023 were ($18,000) compared to gains of $68,000 for the fiscal year ended February 28, 2022. Unrealized gains on investments for the fiscal year ended February 28, 2023 increased to $886,000 from a loss ($24,000) for the fiscal year ended February 28, 2022. Gain on PPP loan forgiveness in the fiscal year ended February 28, 2023 was $0 as compared to $812,000 in the fiscal year ended February 28, 2022. Scrap income was $650,000 in the fiscal year ended February 28, 2023 as compared to $441,000 in the fiscal year ended February 28, 2022. Other income was $0 in the fiscal year ended February 28, 2023 as compared to $17,000 in the fiscal year ended February 28, 2022.

Net Income. Net income for the fiscal year ended February 28, 2023 was $826,000 as compared to net income of $3,508,000 for the fiscal year ended February 28, 2022. The decrease in net income was mainly attributable to the decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Net cash provided (used in) by operating activities was $953,000 for the year ended February 28, 2023 primarily reflecting net income of $826,000, a decrease in accounts receivable of $807,000, and depreciation of $363,000 partially offset by net realized and unrealized gains of $868,000 and an increase in inventories of $155,000.

Net cash provided by (used in) operating activities was $3,334,000 for the year ended February 28, 2022 primarily reflecting net income of $3,508,000, a decrease in inventories of $461,000, and depreciation of $264,000 partially offset by a gain on PPP loan forgiveness of $812,000 and an increase in accounts receivable of $285,000.

Investing Activities:

Net cash provided by (used in) investing activities was ($3,491,000) for the year ended February 28, 2023 principally reflecting ($2,494,000) in purchases of short-term investment, ($2,188,000) in purchases of property and equipment, and ($1,313,000) in purchases of marketable securities, partially offset by $1,533,000 in maturities of short-term investments and $971,000 from proceeds from the sale of marketable securities.

Net cash provided by (used in) investing activities was ($5,889,000) for the year ended February 28, 2022 principally reflecting ($4,890,000) in purchases of property and equipment, ($660,000) in purchases of marketable securities, and ($609,000) in expenditures on construction in progress, partially offset by $270,000 from proceeds from the sale of marketable securities.

Financing Activities:

Net cash provided by (used in) financing activities was ($103,000) for the year ended February 28, 2023, reflecting ($103,000) in principal payments on the mortgage loan.

Net cash provided by (used in) financing activities was $2,858,000 for the year ended February 28, 2022, reflecting proceeds from mortgage loan of $2,940,000, partially offset by ($82,000) in principal payments on the mortgage loan.

We expect our sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required during the next twelve months to sustain operations will be approximately $0.3 million and will be funded from operations and cash and cash equivalents, if necessary.

At February 28, 2023 and February 28, 2022, the Company had cash and cash equivalents of approximately $1,447,000 and $4,088,000, respectively. The cash decrease for the year ended February 28, 2023 was primarily due to purchases of property and equipment and short-term investments, partially offset by cash from operating activities and maturities of short-term investments.

At February 28, 2023 and February 28, 2022, the Company had short-term investments of approximately $986,000 and $0, respectively.

At February 28, 2023 and February 28, 2022, the Company had investments in securities of approximately $1,895,000 and $684,000, respectively.

At February 28, 2023, the Company had working capital of $6,541,000 as compared with working capital at February 28, 2022 of $7,660,000. The decrease for the year ended February 28, 2023 was due primarily to purchases of property and equipment.

The Company has approximately $1,620,000 in cash and equivalents on hand as of May 31, 2023 plus $1 million of Treasury bills that mature on August 10, 2023. Management estimates this amount will be sufficient to fund the Company’s operations and working capital requirements for the next twelve months.

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

The Company did not repurchase any shares during the fiscal year ended February 28, 2023. The Company repurchased 16 shares for $145.50, or $9.09 per share, under the stock repurchase program during the fiscal year ended February 28, 2022.

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

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2023, the Company’s net bookings were $9,572,000 in new orders as compared with $7,719,000 for the year ended February 28, 2022, reflecting an increase in bookings of approximately 24%. The Company’s backlog increased to $7,633,000 at February 28, 2023 as compared with $4,464,000 as of February 28, 2022, reflecting an increase of approximately 71% in backlog.

In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. For the years ended February 28, 2023 and February 28, 2022, the entire backlog consisted of orders for electronic components.

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

INFLATION

The rate of inflation has not had a material effect on the Company’s revenues and costs and expenses, and it is not anticipated that inflation will have a material effect on the Company in the near future. However, to the extent the Federal Reserve’s interest rate increases or other factors cause a recession, such an event could adversely affect us.

SEASONALITY

The Company’s bookings of new orders and sales are largely dependent on congressional budgeting and appropriation activities and the cycles associated therewith. The Company has historically experienced a decreased level of bookings during the summer months as a result of a slowdown in the level of budgeting and appropriation activities.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements”. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” in this Annual Report on Form 10-K, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

•	Loss of, or reduction of business from, significant customers could hurt our business by reducing our revenues, profitability and cash flow.
•	Our complex manufacturing processes may lower yields and reduce our revenues.
•	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
•

We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.

•	Changes in government policy or economic conditions or technology to which our business relates could negatively impact our results.
•	Our inventories may become obsolete and other assets may be subject to risks.
•	Environmental regulations could require us to incur significant costs.
•	Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.
•	Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.
•	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
•	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
•	We may not achieve the intended effects of our business strategy, which could adversely impact our business, financial condition and results of operations.
•	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
•	The nature of our products exposes us to potentially significant product liability risk.
•	We depend on the recruitment and retention of qualified personnel and our failure to attract and retain such personnel could seriously harm our business.
•	Provisions in our charter documents could make it more difficult to acquire our Company and may reduce the market price of our stock.

22

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

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Solitron Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Solitron Devices, Inc. (the “Company”) as of February 28, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

June 23, 2023

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF FEBRUARY 28, 2023 AND FEBRUARY 28, 2022
(in thousands, except for share and per share amounts)

	February 28, 2023	February 28, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,447	$4,088
Short-term investments, held-to-maturity	986	-
Marketable securities	1,895	684
Accounts receivable	784	1,591
Inventories, net	2,415	2,260
Prepaid expenses and other current assets	203	196
TOTAL CURRENT ASSETS	7,730	8,819

Property, plant and equipment, net	7,360	4,926
Construction in progress	-	609
Other assets	14	4
TOTAL ASSETS	$15,104	$14,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$141	$135
Customer deposits	31	24
Finance lease liability	3	9
Mortgage loan, current portion	107	103
Accrued expenses and other current liabilities	907	888
TOTAL CURRENT LIABILITIES	1,189	1,159

Mortgage loan, net of current portion	2,648	2,755
Finance lease liability, net of current portion	-	3
TOTAL LIABILITIES	3,837	3,917

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,083,436 shares outstanding, net of 487,827 treasury shares at February 28, 2023 and 2,083,436 shares outstanding, net of 487,827 treasury shares at February 28, 2022, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	10,824	9,998
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	11,267	10,441
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,104	$14,358

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022
(in thousands except for share and per share amounts)

	For The Fiscal Year ended	For The Fiscal Year ended
	February 28, 2023	February 28, 2022

Net sales	$6,406	$12,284
Cost of sales	5,005	7,485

Gross profit	1,401	4,799

Selling, general and administrative expenses	2,052	2,507

Operating income (loss)	(651)	2,292

Other income (loss)
Interest income	36	-
Interest expense	(108)	(103)
Dividend income	31	5
Realized gain (loss) on investments	(18)	68
Unrealized gain (loss) on investments	886	(24)
PPP loan forgiveness	-	812
Scrap income	650	441
Other income	-	17
Total other income	1,477	1,216

Net income	$826	$3,508

Net income per common share - basic and diluted	$0.40	$1.68

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,453

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022
(in thousands, except for number of shares)

	Common Stock			Additional	Treasury Stock
	Number	Treasury		Paid-in		Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2021	2,571,263	(487,801)	$21	$1,834	$(1,412)	$6,490	$6,933
Repurchase of common stock	-	(16)	-	-	-	-	-
Transfer agent adjustment	-	(10)	-	-	-	-	-
Net income	-	-	-	-	-	3,508	3,508
Balance, February 28, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$9,998	$10,441

Net income	-	-	-	-	-	826	826
Balance, February 28, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,824	$11,267

The accompanying notes are an integral part of the financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022
(in thousands)

	2023	2022

Net income	$826	$3,508
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	363	264
Operating lease expense	-	340
Net realized and unrealized (gains) on investments	(868)	(44)
PPP loan forgiveness	-	(812)
Accrued interest income on short-term investments	(26)	-
Gain on sale of fixed assets	-	(17)
Changes in Operating Assets and Liabilities:
Accounts receivable	807	(285)
Inventories	(155)	461
Prepaid expenses and other current assets	(7)	176
Other assets	(10)	36
Payments on operating lease liabilities	-	(377)
Payments on capital lease liabilities	(9)	(9)
Accounts payable	6	(30)
Customer deposits	7	(25)
Accrued expenses, other current and non-current liabilities	19	148
Net cash provided by operating activities	953	3,334

Investing activities
Proceeds from sale of marketable securities	971	270
Purchases of marketable securities	(1,313)	(660)
Purchases of short-term investments	(2,494)	-
Maturities of short-term investments	1,533	-
Expenditures on construction in progress	-	(609)
Purchases of property and equipment	(2,188)	(4,890)
Net cash (used in) investing activities	(3,491)	(5,889)

Financing activities
Proceeds from mortgage loan	-	2,940
Principal payments on mortgage loan	(103)	(82)
Net cash provided by (used in) financing activities	(103)	2,858

Net increase (decrease) in cash and cash equivalents	(2,641)	303
Cash and cash equivalents - beginning of the year	4,088	3,785
Cash and cash equivalents - end of period	$1,447	$4,088

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$108	$102

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

Use of estimates

The financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company could have reasonably used different accounting estimates. This applies in particular to inventory and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected. The Company believes COVID-19 had a negative impact on the Company’s bookings in fiscal 2022, and bookings and net sales in fiscal 2023. The Company expects a negative impact to net sales in the first half of fiscal 2024 due to COVID-19 based on bookings being negatively affected in fiscal 2023.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

Short-term Held-to-Maturity Investments

Short-term investments consist of certificates of deposit and U.S. Treasury securities. The U.S. Treasury securities are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value of $986,000 as of February 28, 2023.

Investment in Marketable Securities

Investment in Securities includes investments in equity securities. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the statements of operations.

The following table summarizes the Company's marketable securities:

February 28, 2023		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$992,000	$930,000	$(27,000)	$1,895,000

February 28, 2022		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$668,000	$42,000	$(26,000)	$684,000

As of February 28, 2023, two securities accounted for $1,734,000 of the $1,895,000 balance in marketable securities, and $917,000 of the $930,000 in unrealized gains.

As of February 28, 2022 two securities were marked at the most recent trade in the security, versus the most recent statement value of zero. Both were expert market securities, these are over the counter securities where published bid and ask price is prohibited by the SEC under Rule 15c-211. One security was valued at $44,800, while the second was valued at $24,000. The Rule was not in effect as of February 28, 2021. These securities were sold in fiscal 2023.

At February 28, 2023 and February 28, 2022, the deferred tax liability related to unrecognized gains and losses on marketable securities was $229,000 and $0, respectively (see Note 7).

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

The table below shows the company’s marketable securities as of February 28, 2023 and February 28, 2022.

February 28, 2023	Level 1	Level 2	Level 3	Total
Common Stocks	$1,895,000	$-	$-	$1,895,000
Limited Partnerships	$-	$-	$-	$-
Total	$1,895,000	$-	$-	$1,895,000

February 28, 2022	Level 1	Level 2	Level 3	Total
Common Stocks	$603,000	$69,000	$-	$672,000
Limited Partnerships	$12,000	$-	$-	$12,000
Total	$615,000	$69,000	$-	$684,000

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

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business. The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances using an allowance amount. The allowance amount was $0 as of February 28, 2023 and February 28, 2022.

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

The Company’s inventory valuation policy is as follows:

Raw material /Work in process:

All material acquired or processed in the last two fiscal years is valued at the lower of its acquisition cost or net realizable value, except for wafers which functioned under a three-year policy. All material not used after two fiscal years is fully reserved for except wafers which were reserved for after three years. All raw wafers were fully reserved for when the wafer fab was decommissioned. Finished wafers produced in our former wafer fab are stored in the wafer bank and are considered work-in-process. Raw material in excess of five years’ usage that cannot be restocked, and slow-moving work in process are reserved for.

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

Building	39 years
Building Improvements	15 years
Leasehold Improvements	10 years
Machinery and Equipment	5 years

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of February 28, 2023, and February 28, 2022, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $129,000 at February 28, 2023 and $3,448,000 at February 28, 2022. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Revenue Recognition

The Company records revenue in accordance with ASC 606, Revenues from Contracts with Customers (Topic 606) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. Revenue is recognized at a point in time, generally upon shipment of products to customers.

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

This performance obligation is satisfied when control of the product is transferred to the customer, which generally occurs upon shipment. The Company receives purchase orders for products to be delivered over multiple dates that may extend across reporting periods. The Company accounting policy treats shipping and handling activities as a fulfillment cost. The Company invoices for each order upon shipment and recognizes revenues at the fixed price for each distinct product sold when transfer of control has occurred, which is generally upon shipment.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company, is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the fiscal year ended February 28, 2023, the Company purchased $116,000 of die and $0 of used equipment from ES Components. For the fiscal year ended February 28, 2022, the Company purchased $112,000 of die and $0 of used equipment from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the fiscal years ended February 28, 2023 and February 28, 2022 sales were $0.

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

The Company accounts for the uncertainty in income taxes in accordance with ASC 740-10 and evaluates its tax positions utilizing a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.

Refer to Note 7 for additional information on income taxes.

Net Income (Loss) Per Common Share

Net income/loss per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no potentially dilutive securities outstanding during the fiscal years ended February 28, 2023 and February 28, 2022, therefore there is no effect from dilution on earnings per share.

Impairment of long-lived assets

Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review. In accordance with ASC Subtopic 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. No impairment losses were incurred during the fiscal years ended February 28, 2023 and 2022.

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

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. There are no stock options outstanding, and no options were granted or vested during the fiscal years ended February 28, 2023 and February 28, 2022 under the Company’s 2019 Stock Incentive Plan.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under the new standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the consolidated financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The Company will adopt the new guidance on a modified retrospective basis beginning with its first fiscal quarter of 2024. The adoption of this guidance is not expected to have a material impact on our financial statements.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. REVENUE RECOGNITION

As of February 28, 2023, and February 28, 2022, sales returns and allowances accrual activity is shown below:

	February 28, 2023	February 28, 2022
Beginning Balance	$471,000	$354,000
Accrued Allowances	-	117,000
Credits Issued	-	-
Ending Balance	$471,000	$471,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days notice of terminating the agreement. As of February 28, 2023 and February 28, 2022, the inventory balance at that distributor was $1,784,000 and $2,178,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributor, current and projected market conditions, and historical experience under the program, we believe it is highly unlikely that the distributor would exercise termination. Should it occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of February 28, 2023, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,329,000	$(460,000)	$869,000
Work-In-Process	5,215,000	(3,800,000)	1,415,000
Finished Goods	597,000	(466,000)	131,000
Totals	$7,141,000	$(4,726,000)	$2,415,000

As of February 28, 2022, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,504,000	$(813,000)	$691,000
Work-In-Process	5,410,000	(3,906,000)	1,504,000
Finished Goods	723,000	(658,000)	65,000
Totals	$7,637,000	$(5,377,000)	$2,260,000

Wafer related inventory, which included raw wafers and work-in-process wafers through February 28, 2022, and wafer bank (completed wafers that are available to be consumed in the Company’s products) during both fiscal years, net of reserves, totaled $589,000 as of February 28, 2023 and $965,000 as of February 28, 2022. As of February 28, 2023, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. PROPERTY, PLANT AND EQUIPMENT

As of February 28, 2023, and February 28, 2022, property, plant, and equipment consist of the following:

	February 28, 2023	February 28, 2022
Land	$1,550,000	$1,550,000
Building	5,111,000	2,650,000
Construction in Progress	-	609,000
Leasehold Improvements	287,000	287,000
Motor Vehicles	88,000	88,000
Computer Equipment	27,000	27,000
Machinery and Equipment	4,986,000	4,649,000
Subtotal	12,049,000	9,860,000
Less: Accumulated Depreciation and Amortization	(4,689,000)	(4,325,000)
Net Property, Plant and Equipment	$7,360,000	$5,535,000

Depreciation and amortization expense was $363,000 and $264,000 for the fiscal years ended February 28, 2023 and February 28, 2022, respectively, and is included in cost of sales in the accompanying statements of operations.

We did not relocate our wafer fab to our new facility.  Certain wafer fab equipment with a net book value as of February 28, 2022 of $0 was not transferred to our new facility and was sold as scrap.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2023, and February 28, 2022, accrued expenses and other current liabilities consist of the following:

	February 28, 2023	February 28, 2022
Payroll and related employee benefits	$363,000	$375,000
Legal fees	3,000	8,000
Property, sales, and franchise taxes	20,000	18,000
Return allowance	471,000	471,000
Other liabilities	50,000	16,000
Totals	$907,000	$888,000

7. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended February 28, 2023, and February 28, 2022.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 28, 2023, and February 28, 2022, is as follows:

	2023		2022
Net Income/(Loss) Before Taxes	826,000		3,508,000

Provision/(Benefit) at statutory rate	173,000	21.0%	737,000	21.0%
State Tax Provision/(Benefit) net of federal benefit	55,000	6.7%	56,000	1.6%
Permanent Book/Tax Differences	-	0.0%	(170,000)	-4.8%
Change in Valuation Allowance	(166,000)	-20.1%	(623,000)	-17.8%
R&D Credit	(50,000)	-6.1%
True-Up & Adjustments	(12,000)	-1.5%	-	0.0%
Other	-	0.0%	-	0.0%
Income Tax Provision / (Benefit)	-		-
Effective income tax rate	0.00%		0.00%

Total net deferred taxes are comprised of the following at February 28, 2023 and February 28, 2022:

Deferred Tax Asset (Liability):	2023	2022
Accrued Liabilities	$59,000	$49,000
Inventory Allowance	1,198,000	1,363,000
Allowance for Sales Reserve	119,000	-
Net Operating Loss Carryforwards	2,577,000	2,065,000
Other	8,000	14,000
Capitalized R&D	119,000	-
Unrealized Gains	(229,000)	-
Depreciation	(658,000)	(132,000)
Total Deferred Tax Assets (Liabilities)	3,193,000	3,359,000
Valuation allowance	(3,193,000)	(3,359,000)
	$-	$-

A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $3,193,000 and $3,359,000 for the years ended on February 28, 2023 and February 28, 2022 respectively, is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

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

As of February 28, 2023, the Company estimates it has approximately $10.7 million of Federal and $7.8 million of state net operating loss (“NOL”) carryforwards as compared to $9.1 million of Federal and $6.2 million of state net operating loss carryforwards as of February 28, 2022. The remaining balance of federal NOL carryforwards will begin to expire in 2029. Such net operating losses are available to offset future taxable income, if any. As the utilization of such net operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

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

The Federal net operating loss carryforwards will expire as follows:

Fiscal Year Ending February 28/29	Amount
2029	7,107,000
2037	322,000
indefinite	3,226,000
Total	$10,655,000

8. STOCK OPTIONS

There are no stock options outstanding and no options have been granted during the fiscal years ended February 28, 2023 and February 28, 2022 under the Company’s 2019 Stock Incentive Plan.

9. EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the “Profit Sharing Plan”) in which substantially all employees may participate after three months of service. Contributions to the Profit Sharing Plan by participants are voluntary. The Profit Sharing Plan allows for matching and discretionary employer contributions. In addition, the Company may make additional contributions at its discretion. The Company did not contribute to the Profit Sharing Plan during the fiscal years ended February 28, 2023 and February 28, 2022.

10. DISAGGREGATION OF REVENUES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the fiscal years ended February 28, 2023, and February 28, 2022, are as follows:

Geographic Region	February 28, 2023	February 28, 2022
Europe and Australia	$459,000	$-
Canada and Latin America	20,000	27,000
Far East and Middle East	-	9,000
United States	5,927,000	12,248,000
Totals	$6,406,000	$12,284,000

Revenues from domestic and export sales are attributed to global geographic regions according to the location of the customer’s primary manufacturing or operating facilities.

For the fiscal years ended February 28, 2023, and February 28, 2022, approximately 81% and 85%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 19% and 15%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the year ended February 28, 2023, sales to Raytheon Technologies Corporation accounted for approximately 46% of net sales. No other customer accounted for more than 10% of net sales.

For the year ended February 28, 2022, sales to Raytheon Technologies Corporation accounted for approximately 47% of net sales, sales to L3Harris Technologies accounted for 15% of net sales, sales to USI Electronics accounted for 13% of net sales, and sales to Honeywell accounted for 11% of net sales.

11. MAJOR SUPPLIERS

For the year ended February 28, 2023, purchases from the Company’s top supplier, Platronics Seals accounted for 21% of the Company's total purchases of production materials. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 16% of total purchases, and Stellar Industries, which accounted for 15% of total purchases.

For the year ended February 28, 2022, purchases from the Company’s top supplier, Platronics Seals accounted for 25% of the Company's total purchases of production materials. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 22% of total purchases, and Stellar Industries, which accounted for 12% of total purchases.

12. COMMITMENTS AND CONTINGENCIES

Finance lease:

During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s financial statements. As of February 28, 2023 and February 28, 2022 fiscal year end, the carrying value of the asset was $3,000 and $12,000, respectively, and was included in Property, plant and equipment on the balance sheets.

Operating lease:

On October 1, 2014, the Company extended its lease with its then landlord, CF EB REO II LLC, for the occupancy and use of a 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407 (the “Lease”). The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, and the Lease was assigned to them. The term of the Lease ended on December 31, 2021. The base rent provided in the Lease is $31,555 per month, excluding sales tax. The company continued to rent a portion of the facility on a month-to-month basis until completion of the relocation to its new facility in fiscal 2023.

Due to the lease expiration there was no balance sheet classification of operating lease assets and liabilities as of February 28, 2023. The balance sheet classification of operating lease assets and liabilities as of February 28, 2022, were as follows:

Balance Sheet Classification	February 28, 2022
Assets
Operating lease right-of-use assets, March 1, 2021	$340,000
Amortization for fiscal year ended February 28, 2022	(340,000)
Total operating lease right-of-use asset, February 28, 2022	$-
Liabilities
Current
Operating lease liability, short-term	$-
Non-current
Operating lease liability, long-term	-
Total lease liabilities	$-

Actual rent expense paid for the fiscal years ended February 28, 2023 and February 28, 2022 including Florida sales tax was approximately $75,000 and $457,000, respectively.

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of February 28, 2023, we had no known material current, pending, or threatened litigation.

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

On April 16, 2021, the Company closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. (the “Bank”) in the amount of $2,940,000 to fund that portion of the total purchase price, and entered into the Master Credit Agreement, a Note, a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing and Financial Covenant Agreement (the “FCA”). The loan accrues interest at a fixed rate of 3.8% per year and matures on April 15, 2031. Beginning on May 15, 2021 the Company began making monthly installments of $17,593 consisting of principal and interest. The payment and performance of the loan is secured by a security interest in the property acquired. The Master Credit Agreement contains certain representations and warranties, undertakings and events of default customary for these types of agreements. Additionally, under the terms of the FCA, the Company has agreed to maintain a fixed charge coverage ratio of at least 1.15:1.0, calculated at the end of each fiscal year, using the results of the twelve-month period ending with that reporting period, and has agreed to maintain on a consolidated basis a minimum of no less than $1,000,000 of unrestricted, unencumbered liquid assets.

On June 29, 2022, the Company received notification from the Bank that it had elected to suspend certain financial and reporting requirements set forth in the FCA. Specifically, the Bank elected on a going forward basis to suspend measurement of any of the following financial covenants to the extent they are included in Section 2.1, ‘Financial Covenants’ of the FCA: Tangible Net Worth; Debt Service Coverage Ratio; Fixed Charge Coverage Ratio; Asset Coverage Ratio; Funded Debt to EBITDA; and/or Liquidity. In addition, the Bank elected to suspend the requirements in the FCA, if any, for the submission of financial statements and information by the Borrower on a periodic basis as specified in Section 2.4, ‘Financial Information’ of the FCA. The Bank reserves the right in its sole discretion to require the Company to resume delivery of financial statements and other information and to evidence compliance with the financial covenant requirements as currently provided in the FCA.

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

During the fiscal year ended February 28, 2023, the Company did not repurchase shares of common stock. During the fiscal year ended February 28, 2022, the Company repurchased 16 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. In addition, any evaluation of the effectiveness of internal controls over financial reporting in future periods is subject to the risk that those internal controls may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer), Chief Operating Officer (principal operating executive) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2023. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework (2013)”, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2023 due to the material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management determined that the following material weaknesses existed as of February 28, 2023:

•	Failure in the design and operation of controls over the review and approval of journal entries at a sufficient level of precision.
•	Lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews.

This Management’s Report of Internal Control over Financial Reporting does not include an attestation report of our independent registered public accounting firm due to the exemption provisions established by the Securities and Exchange Commission for smaller reporting companies.

As of June 23, 2023, the Company’s Management was evaluating how to design and implement operation of controls over the review and approval of journal entries, and segregation of duties within the financial reporting function resulting in sufficient levels of reviews, in order to remediate the internal control deficiency.

The Company’s management believes the foregoing efforts will result in the establishment of procedures that will effectively remediate the material weakness after this control has operated effectively for a reasonable period of time. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.

Solitron Devices, Inc.

June 23, 2023

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2023 due to the material weaknesses described above under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. However, giving full consideration to the material weaknesses and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the year ended February 28, 2023.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended February 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information concerning the current directors:

Name	Age	Positions with the Company	Class	Year Term Expires and Class(4)
Tim Eriksen	54	Chief Executive Officer, Chief Financial Officer and Director	Class II	2024
Dwight P. Aubrey(1)(2)	76	Director	Class I	2023
John F. Chiste(1)(3)	67	Director	Class I	2023
David W. Pointer(2)(3)	53	Chairman	Class II	2024
Charles Gillman(2)(3)	52	Director	Class III	2025

________________

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating Committee.

(4) The last annual meeting of stockholders was held on January 13, 2023.

Tim Eriksen

Mr. Eriksen was elected a director on August 4, 2015. Mr. Eriksen served as a member of the Audit Committee from October 14, 2015 through July 22, 2016 when he resigned from the Audit Committee and was named Chief Executive Officer and Chief Financial Officer. Mr. Eriksen was appointed Chief Executive Officer and Chief Financial Officer of the Company on July 22, 2016. Mr. Eriksen founded Eriksen Capital Management LLC ("ECM"), a Lynden, Washington based investment advisory firm, in 2005. Mr. Eriksen is the Managing Member of ECM and Cedar Creek Partners LLC ("CCP"), a hedge fund founded in 2006 that focuses primarily on micro-cap and small cap stocks. Prior to founding ECM, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks. Earlier in his career, Mr. Eriksen worked for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen received a B.A. from The Master’s University and an M.B.A. from Texas A&M University. Mr. Eriksen served as a director and member of the Audit Committee of Novation Companies Inc. from April 2018 through August 2021. He was elected a director of TSR Inc. on October 22, 2019, and appointed to the Audit, Nominating, Compensation, and Special Committee on December 30, 2019. On August 31, 2021, Mr. Eriksen was elected to the board of PharmChem, Inc.

The Company believes that Mr. Eriksen’s extensive financial expertise, including knowledge of unlisted micro-cap companies and capital allocation, and his role as an officer of one of the Company's largest institutional stockholders highly qualifies him to serve as a member of the Board of Directors.

Dwight P. Aubrey

Mr. Aubrey was appointed a director on January 12, 2015. Mr. Aubrey also serves as Chairman of the Compensation Committee and a member of the Audit Committee. Mr. Aubrey served as the President of ES Components LLC, a franchised distributor for wire bondable die and surface mountable components used by hybrid and semiconductor component manufacturers, from 1981 through 2017. Since 2017, Mr. Aubrey has been a consultant for new business development at ES Components. An immediate family member of Mr. Aubrey is the majority owner of ES Components, and Mr. Aubrey is a minority owner. Mr. Aubrey also served as the President and Owner of Compatible Components, Inc., a manufacturer's representative company supplying microelectronic components, from 1979 until 2005 when he elected to close the business due to the growth of ES Components. Mr. Aubrey received an Associate of Arts in Business Administration from Central N.E. College in 1975.

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

David W. Pointer

Mr. Pointer was elected a director on August 4, 2015. Mr. Pointer was named Chairman of the Board on July 22, 2016, and also serves as a member on the Nominating Committee and Compensation Committee. Mr. Pointer is the founder and managing partner of VI Capital Management, LLC (“VICM”). VICM was founded on January 1, 2008, and is the general partner for VI Capital Fund, LP, a value oriented investment limited partnership. Prior to founding VICM, Mr. Pointer served as Senior Vice President and Senior Portfolio Manager for ICM Investment Management (“ICM”). Prior to ICM, Mr. Pointer served as a Portfolio Manager for Invesco, Inc., where he worked with a senior partner in managing two mutual funds with assets in excess of $15 billion. Mr. Pointer was a member of the Board of Directors of CompuMed, Inc., a healthcare services company, from January 2014 through June 2023 (and served as Chairman of the Board from November 2014 through June 2023). From March 2018 through January 2022, Mr. Pointer served as Chief Executive Officer and a Board Member, including Chairman from March 2018 through August 2021, of Novation Companies Inc. Mr. Pointer has an M.B.A. from the University of Pennsylvania and holds the Chartered Financial Analyst designation.

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

Mr. Gillman is the Owner and Executive Managing Director of the IDWR Multi-Family Office (the "IDWR"), a position he has held since 2013. The IDWR employs a team of analysts with expertise in finding publicly traded companies that require operational enhancement and an improvement in corporate capital allocation. Prior to his founding of IDWR, Mr. Gillman worked in the investment industry and as a strategic management consultant at McKinsey & Company, where he gained experience designing operational turnarounds of U.S. and international companies. Mr. Gillman previously served on the board of directors of the following publicly-traded companies: Digirad Corporation, Hill International, Points International, Hooper Holmes, Inc., Datawatch Corporation, and Novation Companies Inc. Mr. Gillman is a Summa Cum Laude graduate of the Wharton School and a Director of the Penn Club of New York which serves as the Manhattan home of the Wharton and Penn alumni community.

The Board believes that Mr. Gillman’s significant experience designing operational turnarounds of companies and his mergers and acquisition experience highly qualifies him to serve as a member of the Board of Directors.

Executive Officers

Our executive officers are Tim Eriksen and Mark W. Matson. Mr. Eriksen's position with the Company, his age and his biographical and business experience appear above under the caption "Board of Directors."

Mark W. Matson

Mr. Matson, age 62, was appointed President and Chief Operating Officer on July 22, 2016. Mr. Matson served as a consultant to the Company from May 2016 through July 2016. Prior to working as a consultant to the Company, Mr. Matson provided consulting services from March 2012 to May 2016 through Avlet, Denali Advanced Integration and Tuxedo Technologies with respect to manufacturing supply chain issues and systems and software issues related to security and processes at global manufacturing plants. Mr. Matson served as the Chief Operating Officer and Vice President of Operations at YSI, a maker of environmental monitoring instruments, sensors, software, systems and data collection platforms, from December 2010 to March 2012. Mr. Matson served as the Vice President of Global Operations and Engineering for Rockford Corporation, a company that designed, sourced and distributed high performance mobile audio products, from January 2006 to December 2010. Prior to joining Rockford Corporation, Mr. Matson was the General Manager and Chief Operations Officer for Benchmark Electronics' Division in Redmond, Washington from 2003 through 2005. Mr. Matson was a Vice President at Advanced Digital Information Corporation from 1998 to 2003 and prior to that at Interpoint Corporation. Mr. Matson has more than 20 years of operations experience.

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

Company director Charles M. Gillman is subject to an SEC administrative order, dated February 14, 2017 (Exchange Act Release No. 80038), relating to alleged violations of Section 13(d) of the Exchange Act and the rules promulgated thereunder, including failing to disclose the members of a stockholder group, and further allegations that he violated Section 16(a) of the Exchange Act and the rules promulgated thereunder, including failing to timely file initial statements of beneficial ownership on Form 3 and changes thereto on Form 4. Without admitting or denying any violations, Mr. Gillman agreed to cease and desist from committing or causing any violations of (i) Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder and (ii) Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 promulgated thereunder, and paid a civil penalty to the SEC in the amount of $30,000.

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

Only individuals who are nominated in accordance with the procedures set forth in Article II, Section 12 of our By-laws shall be eligible for election as directors. Nominations of persons for election to the Board of Directors may be made at a meeting of stockholders at which directors are to be elected only (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the Company entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in Article II, Section 12 of our By-laws. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the Secretary of the Company. To be timely, a stockholder’s notice must be delivered or mailed to and received at the principal executive offices of the Company not less than 30 days prior to the date of the meeting, provided, however, that in the event that less than 40 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, to be timely, a stockholder’s notice must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder’s notice shall set forth (i) as to each person whom such stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including each such person’s written consent to serving as a director if elected); and (ii) as to the stockholder giving the notice (x) the name and address of such stockholder as they appear on the Company’s books, and (y) the class and number of shares of the Company’s capital stock that are beneficially owned by such stockholder.

Code of Ethics

The Company has adopted a Code of Ethics for senior officers, which includes the Company’s principal executive officer, principal financial officer and controller, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company’s web site at www.solitrondevices.com on the Investor Relations page.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named executive officer for the fiscal years ended February 28, 2023 and February 28, 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation		Total
Tim Eriksen, CEO, CFO (1)	2023	$90,000	$-	-	-		$90,000
	2022	81,667	65,000	-	-		146,667

Mark Matson, President, COO (2)	2023	240,000	-	-	55,402	(3)	295,402
	2022	206,154	162,500	-	34,099	(3)	402,753

(1)

Mr. Eriksen was appointed Chief Executive Officer and Chief Financial Officer effective as of July 22, 2016. On December 23, 2021 the Company awarded Mr. Eriksen a discretionary bonus of $65,000 and approved an increase in base salary from $80,000 to $90,000 effective January 1, 2022.

(2)

Mr. Matson was appointed President and Chief Operating Officer effective as of July 22, 2016. On December 23, 2021 the Company awarded Mr. Matson a discretionary bonus of $162,500 and approved an increase in base salary from $200,000 to $240,000 effective January 1, 2022.

(3)

Represents Life, Disability and Medical Insurance premiums, personal auto expenses, allocation of the company’s corporate housing, and cell phone. For the year ended February 28, 2023, Life, Disability and Medical Insurance premiums were $21,045, housing allocation was $8,400, car expenses were $23,638, and cell phone was $2,319. For the year ended February 28, 2022, Life, Disability and Medical Insurance premiums were $20,132, housing allocation was $2,800, car expenses were $9,043, and cell phone was $2,124.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the fiscal years ended February 28, 2023 and February 28, 2022.

Name and Principal Position	Year	Fees earned or paid in cash	Stock Awards	Total
David W. Pointer, Chairman	2023	$36,000	$-	$36,000
	2022	36,000	-	36,000

Dwight P. Aubrey, Director	2023	24,000	-	24,000
	2022	24,000	-	24,000

John F. Chiste, Director	2023	26,000	-	26,000
	2022	26,000	-	26,000

Charles Gillman	2023	20,000	-	20,000
	2022	20,000	-	20,000

For the fiscal years ended February 28, 2023, and February 28, 2022, each director who is not employed by the Company receives $4,500 per quarter and the Chairman receives $9,000 per quarter. The Chairman of the Audit Committee (Mr. Chiste) receives $2,000 per quarter, the Compensation Committee Chairman (Mr. Aubrey) receives $1,500 per quarter and the Nominating Committee Chairman (Mr. Gillman) receives $500 per quarter. Payments for each quarter are paid in advance. All out-of-pocket expenses incurred by a director for attending Board or committee meetings are reimbursed by the Company. Mr. Eriksen does not receive any additional compensation as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of June 21, 2023 by (i) all directors, (ii) the named executive officers for the year ended February 28, 2023, (iii) all executive officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company’s outstanding common stock. Unless noted otherwise, the corporate address of each person listed below is 901 Sansburys Way, West Palm Beach, Florida 33411.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of common stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned(1)		Percentage of Outstanding Shares(1)
Tim Eriksen	282,036	(2)	13.5%
Mark Matson	157,091		7.5%
Dwight P. Aubrey	6,000		0.3%
John F. Chiste	6,000		0.3%
Charles Gillman	6,000		0.3%
David W. Pointer	90,054	(3)	4.3%
All Executive Officers and Directors as a Group (6 persons)	547,181		26.3%

Olesen Value Fund L.P.	292,190	(4)	14.0%
60 W. Broad Street, Suite 304
Bethlehem, Pennsylvania 18018

Granite State Capital Management	105,380	(5)	5.1%
6725 Brindisi Place
Round Rock, Texas 78665

49

________________

(1)

Based on 2,083,436 shares of our common stock outstanding as of June 21, 2023.  For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

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

(4)

This information is based solely on the Schedule 13D/A filed on February 16, 2023. Olesen Value Fund L.P. ("OVF") is a private investment partnership existing under the laws of the State of Delaware. Olesen Capital Management LLC is the General Partner and Investment Advisor to OVF. Mr. Christian Olesen is the Managing Member of OVF and has the sole power to vote and dispose of the 292,190 shares of common stock.

(5)

This information is based solely on the Schedule 13G filed with the Securities and Exchange Commission on January 31, 2023. Granite State Capital is an investment advisor to separately managed accounts. Mr. Eric Schleien is the Managing Member of Granite State Capital Management.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of outstanding options and our common stock that remains available for future issuance as of February 28, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company, is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the fiscal year ended February 28, 2023, the Company purchased $116,000 of die and $0 of used equipment from ES Components For the fiscal year ended February 28, 2022, the Company purchased $112,000 of die and $0 of used equipment from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components. For the fiscal years ended February 28, 2023 and February 28, 2022 sales were $0.

Director Independence

The Board of Directors is currently composed of the following five directors: Messrs. Aubrey, Chiste, Eriksen, Gillman and Pointer. The Board has determined that Messrs. Aubrey, Chiste, Gillman and Pointer all meet the criteria for independence specified in the Nasdaq Stock Market Marketplace Rules (the "Nasdaq Rules").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees and Services

The following table sets forth the fees billed during fiscal 2023 and fiscal 2022 by MaloneBailey LLP (“MaloneBailey”). MaloneBailey is our independent certified public accountant retained for the audit of the fiscal years ended February 28, 2023 and February 28, 2022.

	2023	2022
Audit Fees	$157,500	$135,000
Audit-Related Fees	3,000	3,000
Tax Fees	-	-
All Other Fees	-	-
Totals	$160,500	$138,000

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by MaloneBailey for the fiscal years ended February 28, 2023 and February 28, 2022 respectively as described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the Index set forth on Page 20 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the financial statements, including the notes hereto.

(a)(3) Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

3.2	Amended and Restated By-Laws of Solitron Devices, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on July 27, 2016).

4.1	Description of Registrant's Securities. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on July 14, 2022).

10.1

Employment Agreement, dated February 27, 2018, by and between Solitron Devices, Inc. and Mark Matson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2018).

10.2	Solitron Devices, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2019).

10.3

Promissory Note, dated July 21, 2020, by and between Solitron Devices, Inc. and Bank of America (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 27, 2020).

10.4

Commercial Contract, dated as of March 1, 2021, by and between Solitron Devices, Inc. and 901 Sansbury, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2021).

10.5

Master Credit Agreement, dated as of April 15, 2021, between Solitron Devices, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2021).

10.6

Note, dated as of April 15, 2021, between Solitron Devices, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 21, 2021).

52

10.7

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

* Filed herewith.

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

/s/ Tim Eriksen
By:	Tim Eriksen
Title:	Chief Executive Officer and Chief Financial Officer

Date:	June 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Eriksen		June 23, 2023
Tim Eriksen	Chief Executive Officer and Chief Financial Officer.

/s/ Dwight Aubrey		June 23, 2023
Dwight Aubrey	Director

/s/ John F. Chiste		June 23, 2023
John F. Chiste	Director

/s/ Charles Gillman		June 23, 2023
Charles Gillman	Director

/s/ David W. Pointer		June 23, 2023
David W. Pointer	Chairman

