Form 10-Q
period 2023-05-31
SOLITRON DEVICES INC
filed 2023-07-21
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended May 31, 2023

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 20, 2023, was 2,083,436.

SOLITRON DEVICES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF MAY 31, 2023 AND FEBRUARY 28, 2023
(in thousands, except for share and per share amounts)
	May 31, 2023	February 28, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,595	$1,447
Short-term investments, held-to-maturity	994	986
Marketable securities	1,477	1,895
Accounts receivable	1,191	784
Inventories, net	2,275	2,415
Prepaid expenses and other current assets	320	203
TOTAL CURRENT ASSETS	7,852	7,730

Property, plant and equipment, net	7,249	7,360
Other assets	14	14
TOTAL ASSETS	$15,115	$15,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$266	$141
Customer deposits	70	31
Finance lease liability	1	3
Mortgage loan, current portion	108	107
Accrued expenses and other current liabilities	954	907
TOTAL CURRENT LIABILITIES	1,399	1,189

Mortgage loan, net of current portion	2,620	2,648
TOTAL LIABILITIES	4,019	3,837

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, 0.01 par value, authorized 10,000,000 shares, 2,083,436 shares outstanding, net of 487,827 treasury shares at May 31, 2023 and at February 28, 2023	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	10,653	10,824
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	11,096	11,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,115	$15,104

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2023 AND MAY 31, 2022
(Unaudited, in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended
	May 31, 2023	May 31, 2022

Net sales	$2,038	$2,136
Cost of sales	1,431	1,319

Gross profit	607	817

Selling, general and administrative expenses	542	576

Operating income	65	241

Other income (loss)
Interest income	14	-
Interest expense	(27)	(28)
Dividend income	1	3
Realized gain on investments	122	8
Unrealized loss on investments	(346)	(51)
Scrap income	-	598
Total other income (loss)	(236)	530

Net income (loss)	$(171)	$771

Net income (loss) per common share - basic and diluted	$(0.08)	$0.37

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,436

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2023 AND MAY 31, 2022
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional
	Number	Treasury		Paid-in	Treasury Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$9,998	$10,441
Net income	-	-	-	-	-	771	771
Balance, May 31, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,769	$11,212

Balance, February 28, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,824	$11,267
Net loss	-	-	-	-	-	(171)	(171)
Balance, May 31, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,653	$11,096

The accompanying notes are an integral part of the unaudited financial statements

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2023 AND MAY 31, 2022
(unaudited, in thousands)
	Three Months	Three months
	ended	ended
	May 31, 2023	May 31, 2022

Net income (loss)	$(171)	$771
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	123	70
Net realized and unrealized losses on investments	224	43
Accrued interest income on short-term investments	(8)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(407)	463
Inventories	140	(69)
Prepaid expenses and other current assets	(117)	(110)
Payments on capital lease liabilities	(2)	(2)
Accounts payable	125	445
Customer deposits	39	-
Accrued expenses, other current and non-current liabilities	47	11
Net cash provided by (used in) operating activities	(7)	1,622

Investing activities
Proceeds from sale of marketable securities	237	131
Purchases of marketable securities	(43)	(311)
Expenditures on construction in progress	-	(1,080)
Purchases of property and equipment	(12)	(140)
Net cash provided by (used in) investing activities	182	(1,400)

Financing activities
Principal payments on mortgage loan	(27)	(26)
Net cash used in financing activities	(27)	(26)

Net increase in cash and cash equivalents	148	196
Cash and cash equivalents - beginning of the year	1,447	4,088
Cash and cash equivalents - end of period	$1,595	$4,284

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$27	$28

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2023 are not necessarily indicative of the results to be expected for the year ended February 29, 2024.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2023.

Use of estimates

The financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company could have reasonably used different accounting estimates. This applies in particular to inventory and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected. The Company believes COVID-19 had a negative impact on the Company’s bookings and net sales in fiscal 2023. The Company believes COVID-19 had a negative impact to net sales in the first quarter of fiscal 2024 due to bookings being negatively affected in fiscal 2023.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

Short-term Investments, Held-to-Maturity Investments

Short-term investments consist of certificates of deposit and U.S. Treasury securities. The U.S. Treasury securities are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value of $994,000 as of May 31, 2023 and $986,000 as of February 28, 2023.

Investment in Marketable Securities

Investment in Securities includes investments in equity securities. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the statements of operations.

The following table summarizes the company's marketable securities:

May 31, 2023		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$920,000	$589,000	$(32,000)	$1,477,000

February 28, 2023		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$992,000	$930,000	$(27,000)	$1,895,000

At May 31, 2023 and February 28, 2023, the deferred tax liability related to unrecognized gains and losses on short-term investments was approximately $117,000 and $229,000, respectively.

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

The table below shows the Company’s marketable securities as of May 31, 2023 and February 28, 2023:

May 31, 2023	Level 1	Level 2	Level 3	Total
Common Stocks	$1,477,000	$-	$-	$1,477,000

February 28, 2023	Level 1	Level 2	Level 3	Total
Common Stocks	$1,895,000	$-	$-	$1,895,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments.  The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $0 as of May 31, 2023 and February 28, 2023.

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

Raw material /Work in process :

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of May 31, 2023, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $58,000 at May 31, 2023, as compared to $129,000 at February 28, 2023. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no common stock equivalents outstanding during the three months ended May 31, 2023 and May 31, 2022; therefore, there is no effect from dilution on earnings per share.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components.    For the three months ended May 31, 2023, the Company purchased $20,490 of die and $0 of used equipment from ES Components.  For the three months ended May 31, 2022, the Company purchased $17,757 of die and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components.  For the three months ended May 31, 2023 and May 31, 2022, sales were $0.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the quarter ended May 31, 2023 or May 31, 2022.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,”which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under the new standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the consolidated financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The Company adopted the new guidance on a modified retrospective basis beginning with its first fiscal quarter of 2024. The Company estimates its expected credit losses based on the expected losses on its receivables based on a variety of data, including current economic conditions in the Company’s industry and the credit status of the Company’s customers. The adoption of this guidance did not have a material impact on our financial statements.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. REVENUE RECOGNITION

As of May 31, 2023, and February 28, 2023, sales returns and allowances accrual activity is shown below:

	May 31, 2023	February 28, 2023
Beginning Balance	$471,000	$471,000
Accrued Allowances	-	-
Credits Issued	-	-
Ending Balance	$471,000	$471,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement. As of May 31, 2023, and February 28, 2023, the inventory balance at that distributor was believed to be $1,803,000 and $1,784,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of May 31, 2023, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,154,000	$(447,000)	$707,000
Work-In-Process	5,235,000	(3,868,000)	1,367,000
Finished Goods	677,000	(476,000)	201,000
Totals	$7,066,000	$(4,791,000)	$2,275,000

As of February 28, 2023, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,329,000	$(460,000)	$869,000
Work-In-Process	5,215,000	(3,800,000)	1,415,000
Finished Goods	597,000	(466,000)	131,000
Totals	$7,141,000	$(4,726,000)	$2,415,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $440,000 as of May 31, 2023 and $589,000 as of February 28, 2023. As of May 31, 2023, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2023, and February 28, 2023, accrued expenses and other current liabilities consist of the following:

	May 31, 2023	February 28, 2023
Payroll and related employee benefits	$383,000	$363,000
Legal fees	15,000	3,000
Property, Sales, and Franchise taxes	35,000	20,000
Return Allowance	471,000	471,000
Other liabilities	50,000	50,000
Totals	$954,000	$907,000

6. DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2023 and May 31, 2022, respectively are as follows:

Geographic Region	May 31, 2023	May 31, 2022
Europe and Australia	3,000	235,000
Canada and Latin America	-	17,000
Far East and Middle East	-	-
United States	2,035,000	1,884,000
Totals	$2,038,000	$2,136,000

For the three months ended May 31, 2023 and May 31, 2022, approximately 84% and 78%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 16% and 22%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended May 31, 2023 and May 31, 2022, respectively are as follows:

Customer	May 31, 2023	Customer	May 31, 2022
1. Raytheon	49%	1. Raytheon	48%
2. L3Harris	20%	2. Intracom Defense Electronics	11%
3. USI Electronics	12%
Totals	81%	Totals	59%

7. MAJOR SUPPLIERS

For the three months ended May 31, 2023, Wuxi Streamtek accounted for 21% of production materials, Electrovac Hacht & Huber 14%, Stellar Industries 13%, and Platronics Seals 10%, respectively. No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended May 31, 2022, Wuxi Streamtek and Mouser Electronics each accounted for 20% of purchases of production materials and Platronics Seals accounted for 17% of purchases of production materials. No other supplier accounted for 10% or more of purchases of production materials.

8. COMMITMENTS AND CONTINGENCIES

Finance lease:

During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s financial statements. As of May 31, 2023, and February 28, 2023, the carrying value of the asset was $1,000 and $3,000, respectively, and was included in Property, plant and equipment on the balance sheets.

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2023, we had no known material current, pending, or threatened litigation.

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

The Company did not repurchase any shares under the stock repurchase program during the three months ended May 31, 2023 or May 31, 2022.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023 and the Unaudited Financial Statements and the related Notes to Unaudited Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. See Note 2 in the financial statements for the Company’s significant accounting policies. Of the Company’s accounting policies, the following are considered to be critical – Revenue Recognition and Inventories.  A discussion of these critical accounting policies are included in Note 2 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

See Note 2, “Summary of Significant Accounting Policies”, to the accompanying notes to the financial statements included in this Quarterly Report on 10-Q.

Results of Operations-Three Months Ended May 31, 2023 Compared to Three Months Ended May 31, 2022:

Net Sales. Net sales for the three months ended May 31, 2023 decreased 5% to $2,038,000 as compared to $2,136,000 for the three months ended May 31, 2022. The decrease in net sales was largely due to customer delivery schedules.

Net bookings for the three months ended May 31, 2023 increased 18% to $3,538,000 versus $3,007,000 during the three months ended May 31, 2022. Backlog as of May 31, 2023 increased 71% to $9,133,000 as compared to a backlog of $5,335,000 as of May 31, 2022.

Cost of Sales. Cost of sales for the three months ended May 31, 2023 increased to $1,431,000 from $1,319,000 for the three months ended May 31, 2022, due to increased raw materials, which included a $139,000 inventory reserve, and increased direct labor costs partially offset by lower overhead. Expressed as a percentage of net sales, cost of sales increased to 70% for the three months ended May 31, 2023 from 62% for the three months ended May 31, 2022.

Gross Profit. Gross profit for the three months ended May 31, 2023 decreased to $607,000 from $817,000 for the three months ended May 31, 2022, due to lower net sales and increased costs noted above. Accordingly, gross margins expressed as a percentage of net sales decreased to 30% for the three months ended May 31, 2023 as compared to 38% for the three months ended May 31, 2022.

For the three months ended May 31, 2023, we shipped 16,011 units as compared to 15,497 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses decreased to $542,000 for the three months ended May 31, 2023 from $576,000 for the same period in the prior year. The decrease was primarily due to a decrease in professional fees of $44,000 due to timing of payments for the fiscal 2023 audit. During the three months ended May 31, 2023, selling, general and administrative expenses as a percentage of net sales was 27% as compared to 27% for the three months ended May 31, 2022.

Operating Income.  Operating income for the three months ended May 31, 2023 decreased to $65,000 as compared to operating income of $241,000 for the three months ended May 31, 2022. This decrease is due primarily to decreased net sales and increased cost of sales as described above.

Other Income (Loss). Interest income increased to $14,000 for the three months ended May 31, 2023 as compared to $0 for the three months ended May 31, 2022.  Interest expense decreased to ($27,000) for the three months ended May 31, 2023 as compared to $(28,000) for the three months ended May 31, 2022.  Dividend income decreased to $1,000 for the three months ended May 31, 2023 as compared to $3,000 for the three months ended May 31, 2022.    Realized gains on investments for the three months ended May 31, 2023 increased to $122,000 as compared to $8,000 for the three months ended May 31, 2022.  Unrealized losses on investments for the three months ended May 31, 2023 were a loss of ($346,000) due to market price declines during the fiscal quarter in the common stock of two banks as compared to a loss of ($51,000) for the three months ended May 31, 2022.  Other income for the sale of scrap was $0 for the three months ended May 31, 2023 as compared to $598,000 in the three months ended May 31, 2022.

Net Income (Loss). Net income (loss) for the three months ended May 31, 2023 decreased to ($171,000) as compared to net income of $771,000 for the three months ended May 31, 2022.  This decrease is primarily due to decreased gross profit, increased unrealized losses on investments, and the absence of scrap income.

Liquidity and Capital Resources:

Operating Activities:

Net cash used in operating activities was ($7,000) for the three months ended May 31, 2023 primarily reflecting net loss of $171,000, an increase in accounts receivable of $407,000 and an increase in prepaid expenses and other assets of $117,000 partially offset by net realized and unrealized losses of $224,000, decrease in inventories of $140,000, increase in accounts payable of $125,000 and depreciation of $123,000.

Net cash provided by operating activities was $1,622,000 for the three months ended May 31, 2022 primarily reflecting net income of $771,000, an increase in accounts payable of $445,000, a decrease in accounts receivable of $463,000 and depreciation of $70,000 partially offset by an increase in prepaid expenses and other current assets of $110,000.

Investing Activities:

Net cash provided by in investing activities was $182,000 for the three months ended May 31, 2023 principally reflecting $237,000 in proceeds from the sale of marketable securities offset by $43,000 of purchases of marketable securities and $12,000 in purchases of property and equipment.

Net cash used in investing activities was ($1,400,000) for the three months ended May 31, 2022 principally reflecting $131,000 in proceeds from the sale of marketable securities offset by $1,080,000 of expenditures on construction in progress at our new facility, $311,000 in purchases of marketable securities, and $140,000 of purchases of property and equipment.

Financing Activities:

Net cash used in financing activities was ($27,000) for the three months ended May 31, 2023 reflecting ($27,000) in principal payments on the mortgage loan.

Net cash used in financing activities was ($26,000) for the three months ended May 31, 2022 reflecting ($26,000) in principal payments on the mortgage loan.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs.

At May 31, 2023 and February 28, 2023, we had cash and cash equivalents of approximately $1,595,000 and $1,447,000, respectively. The increase for the three months ended May 31, 2023, was primarily due to cash from investing activities.

At May 31, 2023 and February 28, 2023, we had short-term investments of approximately $994,000, and $986,000, respectively.

At May 31, 2023 and February 28, 2023, we had investments in securities of approximately $1,477,000 and $1,895,000, respectively.

At May 31, 2023 and February 28, 2023, we had working capital of $6,453,000 and $6,541,000, respectively.  The decrease for the three months ended May 31, 2023 was due primarily to cash used in financing activities.

Based on various factors, including the Company’s desire to fully utilize its current net operating loss carryforwards, the Company may seek out acquisitions, additional product lines, and/or invest a portion of its cash into common stocks or higher yielding debt instruments.

On June 1, 2023, the Company signed a non-binding term sheet for a potential acquisition of a target company which produces electronic components primarily for the medical industry. We are now conducting due diligence which is expected to last approximately 75 days. The terms set forth in the term sheet contemplate that, if completed, the acquisition would be funded from cash and securities on hand. An initial payment of approximately $3.0 million would be due upon close. Additional earnout payments of up to approximately $450,000 each would be payable over each of the next three years. We can make no guarantees that the transaction will be consummated, or if it is that it will yield the results or benefits desired or anticipated.

The Company will also continue to consider additional share repurchases under the Company's stock repurchase program subject to market conditions, corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements”. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects and potential strategic transactions. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2023, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2023 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023 under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended May 31, 2023.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2023, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2023, which could materially affect our business, financial condition or future results.

ITEM 6. EXHIBITS

Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-K for the year ended February 28, 1993).

3.2	Amended and Restated By-Laws of Solitron Devices, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on July 27, 2016).

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Label Linkbase

101.LAB*	XBRL Taxonomy Presentation Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Ineractive Data File - the cover page XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: July 21, 2023	By:	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer, and Chief Financial Officer

