Form 10-Q
period 2023-08-31
SOLITRON DEVICES INC
filed 2023-10-12
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No.  001‑04978

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 11, 2023, was2,083,436.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
BALANCE SHEETS
AS OF AUGUST 31, 2023 AND FEBRUARY 28, 2023
(in thousands, except for share and per share amounts)
	August 31, 2023	February 28, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,098	$1,447
Restricted cash	3,000	-
Short-term investments, held-to-maturity	-	986
Marketable securities	751	1,895
Accounts receivable	952	784
Inventories, net	2,076	2,415
Prepaid expenses and other current assets	285	203
TOTAL CURRENT ASSETS	8,162	7,730

Property, plant and equipment, net	7,218	7,360
Other assets	14	14
TOTAL ASSETS	$15,394	$15,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$373	$141
Customer deposits	77	31
Mortgage loan, current portion	109	107
Accrued expenses and other current liabilities	946	910
TOTAL CURRENT LIABILITIES	1,505	1,189

Mortgage loan, net of current portion	2,593	2,648
TOTAL LIABILITIES	4,098	3,837

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,083,436 shares outstanding, net of 487,827 treasury shares at August 31, 2023 and at February 28, 2023	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	10,853	10,824
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	11,296	11,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,394	$15,104

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2023 AND AUGUST 31, 2022
(Unaudited, in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended	For The Six Months ended	For The Six Months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022

Net sales	$2,579	$2,187	$4,617	$4,323
Cost of sales	1,682	1,486	3,113	2,805

Gross profit	897	701	1,504	1,518

Selling, general and administrative expenses	614	499	1,156	1,075

Operating income	283	202	348	443

Other income (loss)
Interest income	6	2	20	2
Interest expense	(26)	(27)	(53)	(55)
Dividend income	18	2	19	5
Realized gain on investments	210	24	332	32
Unrealized gain (loss) on investments	(291)	106	(637)	55
Scrap income	-	6	-	604
Total other income (loss)	(83)	113	(319)	643

Net income	$200	$315	$29	$1,086

Net income per common share - basic and diluted	$0.10	$0.15	$0.01	$0.52

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,436	2,083,436	2,083,436

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2023 AND AUGUST 31, 2022
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$9,998	$10,441
Net income	-	-	-	-	-	771	771
Balance, May 31, 2022	2,571,263	(487,827)	21	1,834	(1,412)	10,769	11,212

Net income	-	-	-	-	-	315	315
Balance, August 31, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$11,084	$11,527

Balance, February 28, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,824	$11,267
Net income (loss)	-	-	-	-	-	(171)	(171)
Balance, May 31, 2023	2,571,263	(487,827)	21	1,834	(1,412)	10,653	11,096

Net income	-	-	-	-	-	200	200
Balance, August 31, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,853	$11,296

The accompanying notes are an integral part of the unaudited financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2023 AND AUGUST 31, 2022
(unaudited, in thousands)
	Six Months	Six months
	ended	ended
	August 31, 2023	August 31, 2022

Net income	$29	$1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244	138
Net realized and unrealized losses on investments	305	(87)
Accrued interest income on short-term investments	(16)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(168)	255
Inventories	339	16
Prepaid expenses and other current assets	(82)	(255)
Payments on capital lease liabilities	(3)	(10)
Accounts payable	232	55
Customer deposits	46	40
Accrued expenses, other current and non-current liabilities	41	(50)
Net cash provided by operating activities	967	1,188

Investing activities
Proceeds from sale of marketable securities	882	803
Purchases of marketable securities	(43)	(1,111)
Purchases of short-term investments	-	(2,495)
Maturities of short-term investments	1,000	-
Expenditures on construction in progress	-	(1,476)
Purchases of property and equipment	(102)	(140)
Net cash provided by (used in) investing activities	1,737	(4,419)

Financing activities
Principal payments on mortgage loan	(53)	(51)
Net cash used in financing activities	(53)	(51)

Net increase in cash, cash equivalents and restricted cash	2,651	(3,282)
Cash, cash equivalents and restricted cash - beginning of the year	1,447	4,088
Cash, cash equivalents and restricted cash - end of period	$4,098	$806

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$53	$55

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended August 31, 2023 are not necessarily indicative of the results to be expected for the year ended February 29, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. Restricted cash as of August 31, 2023 consisted of $3.0 million in an escrow account to be used for the acquisition of Micro Engineering, Inc., which closed on September 1, 2023.

Short-term Investments, Held-to-Maturity Investments

Short-term investments consist of certificates of deposit and U.S. Treasury securities.  The U.S. Treasury securities are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value of $0 as of August 31, 2023 due to maturity, and $986,000 as of February 28, 2023.

Investment in Marketable Securities

Investment in Securities includes investments in equity securities. Investments in securities are reported at fair value with changes in unrealized gains or losses included in other income on the statements of operations.

The following table summarizes the Company’s marketable securities:

August 31, 2023		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$485,000	$266,000	$-	$751,000

February 28, 2023		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$992,000	$930,000	$(27,000)	$1,895,000

At August 31, 2023 and February 28, 2023, the deferred tax liability related to unrealized gains and losses on short-term investments was approximately $56,000 and $229,000, respectively.

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

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The table below shows the Company’s marketable securities as of August 31, 2023 and February 28, 2023:

August 31, 2023	Level 1	Level 2	Level 3	Total
Common Stocks	$751,000	$-	$-	$751,000

February 28, 2023	Level 1	Level 2	Level 3	Total
Common Stocks	$1,895,000	$-	$-	$1,895,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments.  The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  The allowance amount was $0 as of August 31, 2023 and February 28, 2023.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts.  As of August 31, 2023, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $3,350,000 at August 31, 2023, as compared to $129,000 at February 28, 2023.  With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.”  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.  The Company had no common stock equivalents outstanding during the three and six months ended August 31, 2023 and August 31, 2022; therefore, there is no effect from dilution on earnings per share.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components.    For the six months ended August 31, 2023, the Company purchased approximately $33,000 of die and $0 of used equipment from ES Components.  For the six months ended August 31, 2022, the Company purchased approximately $90,000 of die and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components.  For the six months ended August 31, 2023 and August 31, 2022, sales were $0.

Stock based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the three and six months ended August 31, 2023 or August 31, 2022.

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

3. REVENUE RECOGNITION

As of August 31, 2023, and February 28, 2023, sales returns and allowances accrual activity is shown below:

	August 31, 2023	February 28, 2023
Beginning Balance	$471,000	$471,000
Accrued Allowances	-	-
Credits Issued	-	-
Ending Balance	$471,000	$471,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement.  As of August 31, 2023, and February 28, 2023, the inventory balance at that distributor was believed to be $1,643,000 and $1,784,000, respectively.  Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination.  Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of August 31, 2023, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,278,000	$(446,000)	$832,000
Work-In-Process	4,926,000	(3,885,000)	1,041,000
Finished Goods	678,000	(475,000)	203,000
Totals	$6,882,000	$(4,806,000)	$2,076,000

As of February 28, 2023, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,329,000	$(460,000)	$869,000
Work-In-Process	5,215,000	(3,800,000)	1,415,000
Finished Goods	597,000	(466,000)	131,000
Totals	$7,141,000	$(4,726,000)	$2,415,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled approximately $400,000 as of August 31, 2023 and $589,000 as of February 28, 2023.  As of August 31, 2023, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2023, and February 28, 2023, accrued expenses and other current liabilities consist of the following:

	August 31, 2023	February 28, 2023
Payroll and related employee benefits	$369,000	$363,000
Legal fees	4,000	3,000
Property, sales, and franchise taxes	52,000	20,000
Return allowance	471,000	471,000
Other liabilities	50,000	50,000
Totals	$946,000	$907,000

6. DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities.  Revenues from domestic and export sales to unaffiliated customers for the three and six months ended August 31, 2023 and August 31, 2022, respectively are as follows:

	three months	three months	six months	six months
Geographic Region	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Europe and Australia	$-	$224,000	$3,000	$459,000
Canada and Latin America	1,000	2,000	1,000	19,000
Far East and Middle East	-	-	-	-
United States	2,578,000	1,961,000	4,613,000	3,845,000
Totals	$2,579,000	$2,187,000	$4,617,000	$4,323,000

For the three months ended August 31, 2023 and August 31, 2022, approximately 95% and 81%, respectively, of the Company’s sales are attributable to contracts with customers whose products are sold to the United States government.  The remaining 5% and 19%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the six months ended August 31, 2023 and August 31, 2022, approximately 90% and 80%, respectively, of the Company’s sales are attributable to contracts with customers whose products are sold to the United States government.  The remaining 10% and 20%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended August 31, 2023 and August 31, 2022, respectively are as follows:

Customer	August 31, 2023	Customer	August 31, 2022
1. Raytheon	50%	1. Raytheon	34%
2. L3Harris	11%	2. Nasco Aerospace	12%
3. US Government	10%	3. Intracom Defense Electronics	10%
		4. L3Harris	10%
Totals	71%	Totals	66%

Customers who contributed ten percent or more of revenues for the six months ended August 31, 2023 and August 31, 2022, respectively are as follows:

Customer	August 31, 2023	Customer	August 31, 2022
1. Raytheon	50%	1. Raytheon	41%
2. L3Harris	15%	2. Intracom Defense Electronics	11%
Totals	65%	Totals	52%

7. MAJOR SUPPLIERS

For the three months ended August 31, 2023, Wuxi Streamtek accounted for 27% of purchases of production materials, Littlefuse 19%, Platronics Seals 17%, and Kyocera International 13%, respectively.   No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended August 31, 2022, ES Components accounted for 19% of purchases of production materials, Platronics Seals 18%, Stellar Industries 14%, and Wuxi Streamtek 13%, respectively.   No other supplier accounted for 10% or more of purchases of production materials.

For the six months ended August 31, 2023, Wuxi Streamtek accounted for 35% of purchases of production materials, Platronics Seals 23%, and Stellar Industries 13%, respectively.   No other supplier accounted for 10% or more of purchases of production materials.

For the six months ended August 31, 2022, Stellar Industries accounted for 16% of purchases of production materials, Wuxi Streamtek 15%,  Platronics Seals 14%, and ES Components 13%, respectively.   No other supplier accounted for 10% or more of purchases of production materials.

8. COMMITMENTS AND CONTINGENCIES

Finance lease:

During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s financial statements.  As of August 31, 2023, and February 28, 2023, the carrying value of the asset was $0 and $3,000, respectively, and was included in Property, plant and equipment on the balance sheets.

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2023, we had no known material current, pending, or threatened litigation.

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

On June 29, 2022, the Company received notification from the Bank that it had elected to suspend certain financial and reporting requirements set forth in the FCA. Specifically, the Bank elected on a going forward basis to suspend measurement of any of the following financial covenants to the extent they are included in Section 2.1, ‘Financial Covenants’ of the FCA: Tangible Net Worth; Debt Service Coverage Ratio; Fixed Charge Coverage Ratio; Asset Coverage Ratio; Funded Debt to EBITDA; and/or Liquidity. In addition, the Bank elected to suspend the requirements in the FCA, if any, for the submission of financial statements and information by the Company on a periodic basis as specified in Section 2.4, ‘Financial Information’ of the FCA. The Bank reserves the right in its sole discretion to require the Company to resume delivery of financial statements and other information and to evidence compliance with the financial covenant requirements as currently provided in the FCA.

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

The Company did not repurchase any shares under the stock repurchase program during the three and six months ended August 31, 2023 or August 31, 2022.

11. SUBSEQUENT EVENTS

Effective September 1, 2023 (the “Closing Date”) the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, Micro Engineering, Inc., a Florida corporation (“MEI”) and the shareholders of MEI (collectively, the “MEI Shareholders”), pursuant to which the Company agreed to purchase all the outstanding capital stock of MEI for a purchase price of $3,000,000, subject to adjustment, in addition to the potential earn-out payments, as described in more detail in the paragraph that follows (the “Acquisition”). As a result of the Acquisition, MEI, which is engaged in the production and sale of electronic components primarily for the medical industry in the State of Florida, became a wholly-owned subsidiary of the Company.

In connection with the Acquisition, on the Closing Date the Company paid a Closing cash payment to the MEI Shareholders in the total amount of $2,686,135, resulting from (1) an increase to the purchase price of $16,384 based on MEI’s estimated working capital at Closing exceeding the target working capital of $3,250,000, (2) the payment by the Company (on behalf of MEI) of $30,249 for the MEI Shareholders transaction expenses related to the Acquisition, and (3) the deposit of $300,000 of the purchase price into an escrow account to be available to cover the MEI Shareholders’ Payment Obligations (as defined and further detailed below). Following the Closing, the purchase price will be increased or decreased based on the difference between MEI’s working capital as reflected on its unaudited balance sheet dated as of the Closing Date when compared to the estimated working capital at Closing. This post-Closing adjustment, if any, may take up to six months after the Closing Date to be determined.

In addition, under the Purchase Agreement the Company agreed to the following potential earn-out payments as additional consideration for the Acquisition: for each of (1) the period beginning on the Closing Date and ending on December 31, 2023, (2) the calendar year ending on December 31, 2024, (3) the calendar year ending December 31, 2025, and (3) the period beginning on January 1, 2026 and ending on the third anniversary of the Closing Date, the Company agreed to pay the MEI Shareholders 7.5% of the gross revenue actually received and collected by the Company during the applicable period from MEI’s existing customers as of the Closing and related to sales by the Company of Company products that were in existence as of the Closing.

In connection with the Acquisition, the Company also entered into a Lease Agreement pursuant to which it agreed to lease the facility occupied by MEI, consisting of approximately 10,926 square feet of useable office and production space in Orange County, Florida for $10,650 per month. The Lease Agreement has an initial term of three years, with two five-year renewal options. The Lease Agreement also provides the Company with an option to purchase the leased property for $1,750,000 at any time before the six month anniversary of the Lease Agreement. If the Company does not exercise this purchase option prior to its expiration, the monthly rent will increase to $15,000 per month, such increased rent will also be applied retroactively to the initial six months of the lease term.

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

As disclosed under Note 11 to Unaudited Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, effective September 1, 2023 the Company completed the Acquisition of MEI. As a result of the Acquisition, MEI, which is engaged in the production and sale of electronic components primarily for the medical industry in the State of Florida, became a wholly-owned subsidiary of the Company.

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

Critical Accounting Estimates:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. See Note 2 in the financial statements for the Company’s significant accounting policies. Of the Company’s accounting policies, the following are considered to be critical – Revenue Recognition and Inventories.  A discussion of these critical accounting policies is included in Note 2 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

See Note 2, “Summary of Significant Accounting Policies”, to the accompanying notes to the financial statements included in this Quarterly Report on 10-Q.

Results of Operations-Three Months Ended August 31, 2023 Compared to Three Months Ended August 31, 2022:

Net Sales. Net sales for the three months ended August 31, 2023 increased 18% to $2,579,000 as compared to $2,187,000 for the three months ended August 31, 2022.  The increase in net sales was largely due to customer delivery schedules.

Net bookings for the three months ended August 31, 2023 increased 39% to $2,231,000 versus $1,607,000 during the three months ended August 31, 2022.    Backlog as of August 31, 2023 increased 85% to $8,785,000 as compared to a backlog of $4,755,000 as of August 31, 2022.

Cost of Sales. Cost of sales for the three months ended August 31, 2023 increased to $1,682,000 from $1,486,000 for the three months ended August 31, 2022, due to increased raw materials, direct labor and depreciation, partially offset by decreased indirect labor costs.  Expressed as a percentage of net sales, cost of sales decreased to 65% for the three months ended August 31, 2023 from 68% for the three months ended August 31, 2022.

Gross Profit.  Gross profit for the three months ended August 31, 2023 increased to $897,000 from $701,000 for the three months ended August 31, 2022, due to increased net sales partially offset by increased costs noted above.  Accordingly, gross margins expressed as a percentage of net sales increased to 35% for the three months ended August 31, 2023 as compared to 32% for the three months ended August 31, 2022.

For the three months ended August 31, 2023, we shipped 19,134 units as compared to 17,385 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $614,000 for the three months ended August 31, 2023 from $499,000 for the same period in the prior year.  The increase was primarily due to an increase in professional fees of $55,000 due to the timing of payments for the fiscal 2023 audit, increased overhead allocation of $22,000, and increased legal fees of $18,000.   During the three months ended August 31, 2023, selling, general and administrative expenses as a percentage of net sales was 24% as compared to 23% for the three months ended August 31, 2022.

Operating Income.  Operating income for the three months ended August 31, 2023 increased to $283,000 as compared to operating income of $202,000 for the three months ended August 31, 2022. This increase is due primarily to increased net sales partially offset by increased cost of sales and selling, general and administrative expenses described above.

Other Income (Loss). Interest income increased to $6,000 for the three months ended August 31, 2023 as compared to $2,000 for the three months ended August 31, 2022.  Interest expense decreased to ($26,000) for the three months ended August 31, 2023 as compared to $(27,000) for the three months ended August 31, 2022.  Dividend income increased to $18,000 for the three months ended August 31, 2023 as compared to $2,000 for the three months ended August 31, 2022.    Realized gains on investments for the three months ended August 31, 2023 increased to $210,000 as compared to $24,000 for the three months ended August 31, 2022.  Unrealized losses on investments for the three months ended August 31, 2023 were a loss of ($291,000) due to market price declines during the fiscal quarter in the common stock of two banks as compared to a gain of $106,000 for the three months ended August 31, 2022.  Other income for the sale of scrap was $0 for the three months ended August 31, 2023 as compared to $6,000 in the three months ended August 31, 2022.

Net Income. Net income for the three months ended August 31, 2023 decreased to $200,000 as compared to net income of $315,000 for the three months ended August 31, 2022.  This decrease is primarily due to unrealized losses on investments, partially offset by increased operating income and realized gains on investments.

Results of Operations-Six Months Ended August 31, 2023 Compared to Six Months Ended August 31, 2022:

Net Sales. Net sales for the six months ended August 31, 2023 increased 7% to $4,617,000 as compared to $4,323,000 for the six months ended August 31, 2022.  The increase in net sales was largely due to increased bookings.

Net bookings for the six months ended August 31, 2023 increased 25% to $5,769,000 versus $4,614,000 during the six months ended August 31, 2022.    Backlog as of August 31, 2023 increased 85% to $8,785,000 as compared to a backlog of $4,755,000 as of August 31, 2022.

Cost of Sales. Cost of sales for the six months ended August 31, 2023 increased to $3,113,000 from $2,805,000 for the six months ended August 31, 2022, due to increased raw materials and direct labor costs associated with increased net sales.   Expressed as a percentage of net sales, cost of sales increased to 67% for the six months ended August 31, 2023 from 65% for the six months ended August 31, 2022.

Gross Profit.  Gross profit for the six months ended August 31, 2023 decreased to $1,504,000 from $1,518,000 for the six months ended August 31, 2022, due primarily to increased cost of sales.  Accordingly, gross margins expressed as a percentage of net sales decreased to 33% for the six months ended August 31, 2023 as compared to 35% for the six months ended August 31, 2022.

For the six months ended August 31, 2023, we shipped 35,145 units as compared to 32,882 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $1,156,000 for the six months ended August 31, 2023 from $1,075,000 for the same period in the prior year.  The increase was primarily due to increased overhead allocation of $48,000, increased professional fees of $17,000, and increased commissions of $15,000.   During the six months ended August 31, 2023 and August 31, 2022, selling, general and administrative expenses as a percentage of net sales was 25%.

Operating Income.  Operating income for the six months ended August 31, 2023 decreased to $348,000 as compared to operating income of $443,000 for the six months ended August 31, 2022. This decrease is due primarily to increased cost of sales and selling, general and administrative expenses as described above.

Other Income (Loss). Interest income increased to $20,000 for the six months ended August 31, 2023 as compared to $2,000 for the six months ended August 31, 2022.    Interest expense decreased to ($53,000) for the six months ended August 31, 2023 as compared to $(55,000) for the six months ended August 31, 2022.  Dividend income increased to $19,000 for the six months ended August 31, 2023 as compared to $5,000 for the six months ended August 31, 2022.    Realized gains on investments for the six months ended August 31, 2023 increased to $332,000 as compared to $32,000 for the six months ended August 31, 2022.  Unrealized (losses) on investments for the six months ended August 31, 2023 were ($637,000) as compared to gains of $55,000 for the six months ended August 31, 2022.  Income for the sale of scrap was $0 for the six months ended August 31, 2023 as compared to $604,000 in the six months ended August 31, 2022.

Net Income. Net income for the six months ended August 31, 2023 decreased to $29,000 as compared to net income of $1,086,000 for the six months ended August 31, 2022.  This decrease is due primarily to decreased scrap income and unrealized losses on investments.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $967,000 for the six months ended August 31, 2023 primarily reflecting net income of $29,000, net realized and unrealized losses of $305,000, a decrease in inventories of $339,000, and depreciation of $244,000 partially offset by an increase in accounts receivable of $168,000 and an increase in prepaid expenses and other assets of $82,000.

Net cash provided by operating activities was $1,188,000 for the six months ended August 31, 2022 primarily reflecting net income of $1,086,000, an increase in accounts receivable of $255,000, and depreciation and amortization of $138,000, partially offset by an increase in prepaid expenses and other current assets of $255,000.

Investing Activities:

Net cash provided by in investing activities was $1,737,000 for the six months ended August 31, 2023 principally reflecting $1,000,000 in maturities of short-term investments and $882,000 in proceeds from the sale of marketable securities offset by $43,000 of purchases of marketable securities and $102,000 in purchases of property and equipment.

Net cash used in investing activities was ($4,419,000) for the six months ended August 31, 2022 principally reflecting $2,495,000 in purchases of short-term investments, $1,476,000 of expenditures on construction in progress and $1,111,000 in purchases of marketable securities, partially offset by $803,000 in proceeds from the sale of marketable securities.

Financing Activities:

Net cash used in financing activities was ($53,000) for the six months ended August 31, 2023 reflecting ($53,000) in principal payments on the mortgage loan.

Net cash used in financing activities was ($51,000) for the six months ended August 31, 2022 reflecting ($51,000) in principal payments on the mortgage loan.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary.  We anticipate that our capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs.

At August 31, 2023, February 28, 2023, and August 31, 2022, we had cash and cash equivalents of approximately $4,098,000, $1,447,000, and $806,000, respectively. The increase for the six months ended August 31, 2023, was primarily due to cash from investing activities and cash from operations.

At August 31, 2023, February 28, 2023, and August 31, 2022, we had short-term investments of approximately $0, $986,000, and $0, respectively.

At August 31, 2023, February 28, 2023, and August 31, 2022, we had investments in securities of approximately $751,000, $1,895,000, and $1,079,000, respectively.

At August 31, 2023, February 28, 2023, and August 31, 2022, we had working capital of $6,657,000, $6,541,000, and $7,202,000, respectively.  The increase for the six months ended August 31, 2023 was due primarily to cash provided by investing activities and cash from operations.

Based on various factors, including the Company’s desire to fully utilize its current net operating loss carryforwards, the Company may seek out acquisitions, additional product lines, and/or invest a portion of its cash into common stocks or higher yielding debt instruments.

As disclosed above, on September 1, 2023, the Company closed its acquisition of MEI.  An initial payment of approximately $3.0 million was made upon closing.  Additional earnout payments of approximately $450,000 annually are expected to be payable over each of the next three years.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

•	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
•	Our complex manufacturing processes may lower yields and reduce our revenues.
•	The acquisition of MEI may not yield the results or benefits desired or anticipated.
•	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
•	We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.
•	Changes in government policy or economic conditions or technology to which our business relates could negatively impact our results.
•	Our inventories may become obsolete and other assets may be subject to risks.
•	Environmental regulations could require us to incur significant costs.
•	Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.
•	Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.
•	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
•	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
•	We may not achieve the intended effects of our business strategy, which could adversely impact our business, financial condition and results of operations.
•	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
•	The nature of our products exposes us to potentially significant product liability risk.
•	We depend on the recruitment and retention of qualified personnel and our failure to attract and retain such personnel could seriously harm our business.

•	Provisions in our charter documents could make it more difficult to acquire our Company and may reduce the market price of our stock.
•	Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.
•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	We cannot guarantee that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
•	We may make substantial investments in plant and equipment that may become impaired.
•	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
•	Our international operations expose us to material risks, including risks under U.S. export laws.
•	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
•	We cannot guarantee that we will declare future cash dividend payments, nor repurchase any shares of our common stock pursuant to our stock repurchase program.
•	Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.
•	Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2023 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023 under “Management’s Report on Internal Control over Financial Reporting”.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three and six months ended August 31, 2023.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

Not applicable.

ITEM 1.  LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of August 31, 2023, we had no known material current, pending, or threatened litigation.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2023, which could materially affect our business, financial condition or future results.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation	10-K	2/28/1993	-
3.2	Amended and Restated By-laws of Solitron Devices, Inc.	8-K	7/27/2016	3.1
10.1	Stock Purchase Agreement*	8-K	9/5/2023	10.1
10.2	Lease Agreement*	8-K	9/5/2023	10.2
31.1	Certification of Chief Executive Officer and Chief Financial Officer (302)				Filed
32.1	Certification of Chief Executive Officer and Chief Financial Officer (906)				Furnished
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document..				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

* Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Solitron Devices, Inc, 901 Sansburys Way, West Palm Beach, FL 33411.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: October 12, 2023	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer,
and Chief Financial Officer

