Form 10-Q
period 2023-11-30
SOLITRON DEVICES INC
filed 2024-01-19
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 17, 2024 was 2,083,436.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

			Page No.
Item	1.	Consolidated Condensed Financial Statements	2

		Balance Sheets November 30, 2023 (unaudited) and February 28, 2023	3

		Statements of Operations (unaudited) Three and Nine Months Ended November 30, 2023 and 2022	4

		Statements of Changes in Stockholders’ Equity (unaudited) Three and Nine Months Ended November 30, 2023 and 2022	5

		Statements of Cash Flows (unaudited) Nine Months Ended November 30, 2023 and 2022	6

		Notes to Consolidated Financial Statements (unaudited)	7

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item	4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	22

Item	1A	Risk Factors	22

Item	6.	Exhibits	22

Signatures			23

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF NOVEMBER 30, 2023 AND FEBRUARY 28, 2023
(in thousands, except for share and per share amounts)
	November 30, 2023	February 28, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,909	$1,447
Short-term investments, held-to-maturity	-	986
Marketable securities	670	1,895
Accounts receivable	2,728	784
Inventories, net	4,384	2,415
Prepaid expenses and other current assets	256	203
TOTAL CURRENT ASSETS	9,947	7,730

Property, plant and equipment, net	7,297	7,360
Right of use asset	1,730	-
Intangible asset	232	-
Other assets	271	14
TOTAL ASSETS	$19,477	$15,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$818	$141
Customer deposits	291	31
Accrued contingent consideration, current	439	-
Finance lease liability, current	1,747	3
Mortgage loan, current portion	110	107
Accrued expenses and other current liabilities	1,125	907
TOTAL CURRENT LIABILITIES	4,530	1,189

Accrued contingent consideration, non-current	750	-
Deferred tax liability	250	-
Mortgage loan, net of current portion	2,565	2,648
TOTAL LIABILITIES	8,095	3,837

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 500,000, none issued	-	-
Common stock, $0.01 par value, authorized 10,000,000 shares,
2,083,436 shares outstanding, net of 487,827 treasury shares
at November 30, 2023 and at February 28, 2023	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	10,939	10,824
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	11,382	11,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,477	$15,104

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2023 AND NOVEMBER 30, 2022
(Unaudited, in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended	For The Nine Months ended	For The Nine Months ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022

Net sales	$4,136	$584	$8,753	$4,907
Cost of sales	3,059	905	6,172	3,710

Gross profit (loss)	1,077	(321)	2,581	1,197

Selling, general and administrative expenses	859	460	2,015	1,535

Operating income (loss)	218	(781)	566	(338)

Other income (loss)
Interest income	12	18	32	20
Interest expense	(55)	(27)	(108)	(82)
Dividend income	-	1	19	6
Realized gain (loss) on investments	-	(13)	332	19
Unrealized gain (loss) on investments	(108)	270	(745)	325
Other income	19	-	19	-
Scrap income	-	40	-	644
Total other income (loss)	(132)	289	(451)	932

Net income (loss)	$86	$(492)	$115	$594

Net income (loss) per common share - basic and diluted	$0.04	$(0.24)	$0.06	$0.29

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,436	2,083,436	2,083,436

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN CONSOLIDATED CONDENSED STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2023 AND NOVEMBER 30, 2022
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$9,998	$10,441
Net income	-	-	-	-	-	771	771
Balance, May 31, 2022	2,571,263	(487,827)	$21	1,834	$(1,412)	$10,769	$11,212

Net income	-	-	-	-	-	315	315
Balance, August 31, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$11,084	$11,527

Net loss	-	-	-	-	-	(492)	(492)
Balance, November 30, 2022	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,592	$11,035

Balance, February 28, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,824	$11,267
Net loss	-	-	-	-	-	(171)	(171)
Balance, May 31, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,653	$11,096

Net income	-	-	-	-	-	200	200
Balance, August 31, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,853	$11,296

Net income	-	-	-	-	-	86	86
Balance, November 30, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,939	$11,382

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2023 AND NOVEMBER 30, 2022
(unaudited, in thousands)
	Nine Months	Nine Months
	ended	ended
	November 30, 2023	November 30, 2022

Net income	$115	$594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	233
Amortization of right of use asset	14	-
Net realized and unrealized (gains) losses on investments	413	(344)
Accrued interest income on short-term investments	(16)	(18)
Accrued interest expense on contingent consideration	26	-
Accrued interest expense on finance lease	3	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,171)	1,356
Inventories	693	(224)
Prepaid expenses and other current assets	(8)	(58)
Other assets, non-current	42	(11)
Accounts payable	481	163
Customer deposits	260	14
Accrued expenses, other current and non-current liabilities	115	(94)
Net cash provided by operating activities	1,360	1,611

Investing activities
Proceeds from sale of marketable securities	882	882
Purchases of marketable securities	(70)	(1,241)
Purchases of short-term investments	-	(2,494)
Maturities of short-term investments	1,000	-
Cash paid for acquisition, net of cash acquired	(2,465)	-
Expenditures on construction in progress	-	(1,814)
Purchases of property and equipment	(162)	(332)
Net cash used in investing activities	(815)	(4,999)

Financing activities
Payments on finance lease liabilities	(3)	(6)
Principal payments on mortgage loan	(80)	(77)
Net cash used in financing activities	(83)	(83)

Net increase in cash and cash equivalents	462	(3,471)
Cash and cash equivalents - beginning of the year	1,447	4,088
Cash and cash equivalents - end of period	$1,909	$617

Non-cash transactions
Reclassification of construction in progress to plant property and equipment	$-	$2,483
Financing right of use asset assumed through lease liability	$1,744	$-

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$53	$82

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

SOLITRON DEVICES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended November 30, 2023 are not necessarily indicative of the results to be expected for the year ended February 29, 2024.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2023.

Use of estimates

The consolidated financial statements are prepared in accordance with GAAP. Preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company could have reasonably used different accounting estimates. This applies in particular to inventory and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected. The Company believes COVID-19 had a negative impact on the Company’s bookings and net sales in fiscal 2023. The Company believes COVID-19 had a negative impact to net sales in the first quarter of fiscal 2024 due to bookings being negatively affected in fiscal 2023.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

Short-term Investments, Held-to-Maturity Investments

Short-term investments consisted of certificates of deposit and U.S. Treasury securities. The U.S. Treasury securities are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value of $0 as of November 30, 2023 due to maturity, and $986,000 as of February 28, 2023.

Investment in Marketable Securities

Investment in Marketable Securities includes investments in common stocks and bonds. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the consolidated condensed statements of operations.

The following table summarizes investments in marketable securities at:

November 30, 2023		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$512,000	$190,000	$(32,000)	$670,000

February 28, 2023		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$992,000	$930,000	$(27,000)	$1,895,000

At November 30, 2023 and February 28, 2023, the deferred tax liability related to unrealized gains and losses on short-term investments was approximately $33,000 and $229,000, respectively.

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

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The table below shows the Company’s marketable securities as of November 30, 2023 and February 28, 2023:

November30, 2023	Level 1	Level 2	Level 3	Total
Common Stocks	$670,000	$-	$-	$670,000

February 28, 2023	Level 1	Level 2	Level 3	Total
Common Stocks	$1,895,000	$-	$-	$1,895,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments.  The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable consists of unsecured credit extended to the Company’s customers in the ordinary course of business.  The Company reserves for any amounts deemed to be uncollectible based on past collection experiences and an analysis of outstanding balances, using an allowance account.  Any expected losses related to trade receivables as of November 30, 2023 and February 28, 2023 were determined to be immaterial.  The accounts receivable balance as of November 30, 2023, February 28, 2023, and February 28, 2022 was $2,728,000, $784,000, and $1,591,000, respectively.

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

Finished goods:	All finished goods with firm orders for later delivery are valued at the lower of cost or net realizable value. All finished goods with no orders are fully reserved.

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

Building	39 years
Building Improvements	15 years
Leasehold Improvements	Shorter of 10 years or life of lease
Machinery and Equipment	5 years

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts.  As of November 30, 2023, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $573,000 at November 30, 2023, as compared to $129,000 at February 28, 2023.  With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.”  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.  The Company had no common stock equivalents outstanding during the three and nine months ended November 30, 2023 and November 30, 2022; therefore, there is no effect from dilution on earnings per share.

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

The Company designs, develops, manufactures and markets solid-state semiconductor components and related devices. The Company’s products are used as components primarily in the military, aerospace and medical markets.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Dwight Aubrey, a director of the Company, is a minority owner of ES Components, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the three and nine months ended November 30, 2023, the Company purchased $24,276 of die and $0 of used equipment and $57,312 of die and $0 of used equipment from ES Components, respectively.  For the three and nine months ended November 30, 2022, the Company purchased $24,276 of die and $0 of used equipment and $109,892 of die and $0 of used equipment from ES Components, respectively. The Company has included the expenses related to die in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components.  For the nine months ended November 30, 2023 and November 30, 2022, sales were $0.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services.  Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others.  No vesting of stock options or grants occurred during the three and nine months ended November 30, 2023 or November 30, 2022.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under the new standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the consolidated financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The Company adopted the new guidance on a modified retrospective basis beginning with its first fiscal quarter of 2024. The Company estimates its expected credit losses based on the expected losses on its receivables based on a variety of data, including current economic conditions in the Company’s industry and the credit status of the Company’s customers.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. REVENUE RECOGNITION

As of November 30, 2023, and February 28, 2023, sales returns and allowances accrual activity is shown below:

	November 30, 2023	February 28, 2023
Beginning Balance	$471,000	$471,000
Accrued Allowances	-	-
Credits Issued	-	-
Ending Balance	$471,000	$471,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement. As of November 30, 2023, and February 28, 2023, the inventory balance at that distributor was believed to be $1,549,000 and $1,784,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of November 30, 2023, inventories consisted of the following:

	Gross	Reserve	Net
Raw Materials	$2,148,000	$(446,000)	$1,702,000
Work-In-Process	5,697,000	(3,874,000)	1,823,000
Finished Goods	1,323,000	(464,000)	859,000
Totals	$9,168,000	$(4,587,000)	$4,384,000

As of February 28, 2023, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,329,000	$(460,000)	$869,000
Work-In-Process	5,215,000	(3,800,000)	1,415,000
Finished Goods	597,000	(466,000)	131,000
Totals	$7,141,000	$(4,726,000)	$2,415,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled approximately $369,000 as of November 30, 2023 and $589,000 as of February 28, 2023. As of November 30, 2023, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of November 30, 2023, and February 28, 2023, accrued expenses and other current liabilities consisted of the following:

	November 30, 2023	February 28, 2023
Payroll and related employee benefits	$399,000	$363,000
Legal fees	103,000	3,000
Property, sales, income and franchise taxes	96,000	20,000
Return allowance	471,000	471,000
Other liabilities	56,000	50,000
Totals	$1,125,000	$907,000

6. DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2023 and November 30, 2022, respectively, are as follows:

Geographic Region	November 30, 2023	November 30, 2022
Europe and Australia	$1,000	$-
Canada and Latin America	1,000	1,000
Far East and Middle East	-	-
United States	4,134,000	583,000
Totals	$4,136,000	$584,000

Revenues from domestic and export sales to unaffiliated customers for the nine months ended November 30, 2023 and November 30, 2022, respectively are as follows:

Geographic Region	November 30, 2023	November 30, 2022
Europe and Australia	$4,000	$459,000
Canada and Latin America	2,000	20,000
Far East and Middle East	-	-
United States	8,747,000	4,428,000
Totals	$8,753,000	$4,907,000

For the three months ended November 30, 2023 and November 30, 2022, approximately 64% and 68%, respectively, of the Company’s sales are attributable to contracts with customers whose products are sold to the United States government.  The remaining 36% and 32%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the nine months ended November 30, 2023 and November 30, 2022, approximately 78% and 78%, respectively, of the Company’s sales are attributable to contracts with customers whose products are sold to the United States government.  The remaining 22% and 22%, respectively of sales are for nonmilitary, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended November 30, 2023 and November 30, 2022, respectively are as follows:

Customer	November 30, 2023	Customer	November 30, 2022
1. ConMed	29%	1. RTX (Raytheon)	54%
2. RTX (Raytheon)	28%	2. Avnet/USI Electronics	16%
3. L3Harris	19%	3. All Tech Electronics	15%

Totals	76%	Totals	85%

Customers who contributed ten percent or more of revenues for the nine months ended November 30, 2023 and November 30, 2022, respectively are as follows:

Customer	November 30, 2023	Customer	November 30, 2022
1. RTX (Raytheon)	39%	1. Raytheon	43%
2. L3Harris	17%
3. ConMed	14%
Totals	70%	Totals	43%

7. MAJOR SUPPLIERS

Suppliers who accounted for 10% or more of purchases of production materials for the three months ended November 30, 2023 and November 30, 2022, respectively are as follows:

Supplier	November 30, 2023	Supplier	November 30, 2022
1. Ametek Engineered Materials	23%	1. Platronics Seals	23%
2. Stellar	20%	2. Stellar	18%
		3. Wuxi Streamtek	17%
		4. Electrovac Hacht & Huber	10%
Totals	43%	Totals	68%

Suppliers who accounted for 10% or more of the cost of production materials for the nine months ended November 30, 2023 and November 30, 2022, respectively are as follows:

Supplier	November 30, 2023	Supplier	November 30, 2022
1. Stellar	20%	1. Stellar	17%
2. Wuxi Streamtek	17%	3. Platronics Seals	17%
3. Ametek Engineered Materials	13%	3. Wuxi Streamtek	15%
4. Platronics Seals	10%	4. ES Components	12%
Totals	60%	Totals	61%

8. ACQUISITION OF MICRO ENGINEERING, INC.

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

In addition, under the Purchase Agreement the Company agreed to the following potential earn-out payments as additional consideration for the Acquisition: for each of (1) the period beginning on the Closing Date and ending on December 31, 2023, (2) the calendar year ending on December 31, 2024, (3) the calendar year ending December 31, 2025, and (3) the period beginning on January 1, 2026 and ending on the third anniversary of the Closing Date, the Company agreed to pay the MEI Shareholders 7.5% of the gross revenue actually received and collected by the Company during the applicable period from MEI’s existing customers as of the Closing and related to sales by the Company of Company products that were in existence as of the Closing. The estimated fair value of the contingent consideration as of November 30, 2023 was $1,189,000.

During the fiscal third quarter ended November 30, 2023, the Company incurred $200,000 of transaction-related expenses for the acquisition of MEI, which have been expensed in the consolidated condensed statement of operations.

The Company accounted for the acquisition as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations. At the date of the acquisition and of this Quarterly Report on Form 10-Q, management has not yet finalized its valuation analysis. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Deferred taxes are being reviewed and analyzed to determine their realizability and are subject to change.  Intangible assets recorded represent customer relationship assets which we estimate to have a three year life and the value may change based on the final valuation report.  Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the provisional fair value of the assets acquired and liabilities assumed on the date of acquisition, and is as follows:

Pro forma
Consolidated
(unaudited)
Assets Acquired
Cash and cash equivalents	$535
Accounts receivable	773
Inventories, net	2,662
Prepaid expenses and other current assets	299
Property, plant and equipment, net	147
Other assets	-
Total assets acquired	$4,416

Liabilities Assumed
Accounts payable	$90
Accrued expenses and other current liabilities	105
Deferred tax liability	205
Total liabilities assumed	400

Intangibles	253

Total purchase price	$4,269

Consideration Transferred
Cash	$3,000
Working capital adjustment	106
Contingent consideration	1,163
Total consideration	$4,269

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the three and nine months ended November 30, 2023 and 2022, respectively, giving effect to the acquisition of MEI as if it had occurred at March 1, 2022. Included in the pro forma information is: adjustments to recognize transaction-related costs related to the acquisition of MEI and fair value adjustment to inventory as if acquired during the quarter ended February 28, 2022.

	For the	For the	For the
	three months ended	nine months ended	nine months ended
	November 30, 2022	November 30, 2023	November 30, 2022
Revenue	2,284	11,590	9,676
Net Income	50	621	1,482
Diluted net income per share	$0.02	$0.30	$0.71

The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the transaction actually occurred on the dates presented or to project the combined company’s results of operations or financial position for any future period. The consolidated condensed statements of operations for the three months ended November 30, 2023 includes net sales of $1,412,000 from MEI and operating loss of $287,000.

9. COMMITMENTS AND CONTINGENCIES

Finance leases:

During fiscal 2021 the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s consolidated financial statements. As of November 30, 2023, and February 28, 2023, the carrying value of the asset was $0 and $3,000, respectively, and was included in Property, plant and equipment on the consolidated condensed balance sheets.

In connection with the Acquisition of MEI, the Company also entered into a Lease Agreement pursuant to which it agreed to lease the facility occupied by MEI, consisting of approximately 10,926 square feet of useable office and production space in Orange County, Florida for $10,650 per month. The Lease Agreement has an initial term of three years, with two five-year renewal options. The Lease Agreement also provides the Company with an option to purchase the leased property for $1,750,000 at any time before the six-month anniversary of the Lease Agreement. If the Company does not exercise this purchase option prior to its expiration, the monthly rent will increase to $15,000 per month, such increased rent will also be applied retroactively to the initial six months of the lease term.

Under ASC 842-10-25-2 there are five criteria to determine if a lease is a finance lease, one of those criteria is if a purchase option is reasonably certain to be exercised.  Currently, the purchase option is likely to be exercised thus we have treated the lease as a finance lease and included the purchase price of $1,750,000 as a current liability.

November 30, 2023
Fiscal Year Ending February 29	Amount
2024	$1,782,000
Total Future Undiscounted Cash Flows	1,782,000
Less Imputed Interest to be recognized in lease expense	35,000
Finance Lease Liabilities, as reported	$1,747,000

Balance Sheet Classification	November 30, 2023
Assets
Finance lease right-of-use assets, September 1, 2023	$1,744,000
Amortization for the three months ended November 30, 2023	14,000)
Total finance lease right-of-use asset, November 30, 2023	$1,730,000
Liabilities
Current
Finance lease liability, short-term	$1,747,000
Non-current
Finance lease liability, long-term	-
Total lease liabilities	$1,747,000

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2023, we had no known material current, pending, or threatened litigation.

10. NOTES PAYABLE

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

11. STOCKHOLDERS’ EQUITY

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

The Company did not repurchase any shares under the stock repurchase program during the nine months ended November 30, 2023 or November 30, 2022.

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

As disclosed under Note 8 to Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, effective September 1, 2023 the Company completed the Acquisition of MEI. As a result of the Acquisition, MEI, which is engaged in the production and sale of electronic components primarily for the medical industry in the State of Florida, became a wholly-owned subsidiary of the Company.

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023 and the Unaudited Consolidated Financial Statements and the related Notes to Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. See Note 2 in the consolidated financial statements for the Company’s significant accounting policies. Of the Company’s accounting policies, the following are considered to be critical – Revenue Recognition and Inventories.  A discussion of these critical accounting policies is included in Note 2 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

See Note 2, “Summary of Significant Accounting Policies”, to the accompanying notes to the consolidated financial statements included in this Quarterly Report on 10-Q.

Results of Operations-Three Months Ended November 30, 2023 Compared to Three Months Ended November 30, 2022:

Net Sales. Net sales for the three months ended November 30, 2023 increased 608% to $4,136,000 as compared to $584,000 for the three months ended November 30, 2022. The increase in net sales was largely due to the acquisition of MEI and production being curtailed due to the company relocating to its new facility during the three months ended November 30, 2022 along with associated startup delays.

Net bookings for the three months ended November 30, 2023 increased 115% to $4,842,000 versus $2,257,000 during the three months ended November 30, 2022. Backlog as of November 30, 2023 increased 102% to $12,986,000 as compared to a backlog of $6,430,000 as of November 30, 2022.

Cost of Sales. Cost of sales for the three months ended November 30, 2023 increased to $3,059,000 from $905,000 for the three months ended November 30, 2022, due to increased raw materials and labor costs associated with increased net sales. Included in cost of sales is $494,000 non-cash impact due to MEI’s inventory having been valued at fair value at the time of the acquisition. Expressed as a percentage of net sales, cost of sales decreased to 74% for the three months ended November 30, 2023 from 155% for the three months ended November 30, 2022.

Gross Profit (Loss). Gross profit (loss) for the three months ended November 30, 2023 increased to $1,077,000 from ($321,000) for the three months ended November 30, 2022, due primarily to increased net sales. Accordingly, gross margins expressed as a percentage of net sales increased to 26% for the three months ended November 30, 2023 as compared to (55%) for the three months ended November 30, 2022.

For the three months ended November 30, 2023, we shipped 20,733 units as compared to 6,130 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $859,000 for the three months ended November 30, 2023 from $460,000 for the same period in the prior year.  The increase was due to acquisition related expenses, primarily professional fees and legal expenses, of $200,000 and $96,000 of expenses at MEI, as compared to zero in the prior year period.  During the three months ended November 30, 2023, selling, general and administrative expenses as a percentage of net sales increased to 21% as compared to 79% for the three months ended November 30, 2022.

Operating Income (Loss).  Operating income (loss) for the three months ended November 30, 2023 increased to $218,000 as compared to operating income (loss) of ($781,000) for the three months ended November 30, 2022.  This increase is due primarily to increased net sales as described above, partially offset by $494,000 of non-cash cost of goods sold impact due to the MEI acquisition fair value inventory adjustment and $200,000 of acquisition related expenses.

Other Income (Loss).  Interest income decreased to $12,000 for the three months ended November 30, 2023 as compared to $18,000 for the three months ended November 30, 2022.  Interest expense increased to ($55,000) for the three months ended November 30, 2023 as compared to ($27,000) for the three months ended November 30, 2022 due to non-cash interest on the accrued contingent consideration.  Dividend income was $0 for the three months ended November 30, 2023 as compared to $1,000 for the three months ended November 30, 2022.  Realized gains (losses) on investments for the three months ended November 30, 2023 decreased to $0 as compared to a loss of ($13,000) for the three months ended November 30, 2022.  Unrealized gains (losses) on investments for the three months ended November 30, 2023 were a loss of ($108,000) as compared to a gain of $270,000 for the three months ended November 30, 2022.  Other income was $19,000 for the three months ended November 30, 2023 versus $0 for the three months ended November 30, 2022.  Income from the sale of scrap was $0 for the three months ended November 30, 2023 as compared to $40,000 for the three months ended November 30, 2022.

Net Income (Loss).  Net income (loss) for the three months ended November 30, 2023 increased to $86,000 as compared to net income (loss) of ($492,000) for the three months ended November 30, 2022.  This increase is due primarily to increased net sales as described above partially offset by sale of certain MEI related inventory at fair value and acquisition related expenses.

Results of Operations-Nine Months Ended November 30, 2023 Compared to Nine Months Ended November 30, 2022:

Net Sales.  Net sales for the nine months ended November 30, 2023 increased 78% to $8,753,000 as compared to $4,907,000 for the nine months ended November 30, 2022.  The increase in net sales was largely due to normal production levels after moving to the new facility in the prior year period and the acquisition of MEI.

Net bookings for the nine months ended November 30, 2023 increased 54% to $10,611,000 versus $6,871,000 during the nine months ended November 30, 2022.  Backlog as of November 30, 2023 increased 102% to $12,986,000 as compared to a backlog of $6,430,000 as of November 30, 2022.

Cost of Sales.  Cost of sales for the nine months ended November 30, 2023 increased to $6,172,000 from $3,710,000 for the nine months ended November 30, 2022, due to increased raw materials and labor costs associated with increased net sales.  Expressed as a percentage of net sales, cost of sales decreased to 71% for the nine months ended November 30, 2023 from 76% for the nine months ended November 30, 2022.

Gross Profit.  Gross profit for the nine months ended November 30, 2023 increased to $2,581,000 from $1,197,000 for the nine months ended November 30, 2022, due primarily to increased net sales.  Accordingly, gross margins expressed as a percentage of net sales increased to 29% for the nine months ended November 30, 2023 as compared to 24% for the nine months ended November 30, 2022.

For the nine months ended November 30, 2023, we shipped 55,878 units as compared to 39,012 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses.  Selling, general, and administrative expenses increased to $2,015,000 for the nine months ended November 30, 2023 from $1,535,000 for the same period in the prior year.  The increase was primarily due to acquisition related expenses, primarily legal and professional fees, of approximately $200,000, and $96,000 of expenses at MEI.  During the nine months ended November 30, 2023, selling, general and administrative expenses as a percentage of net sales decreased to 23% as compared to 31% for the nine months ended November 30, 2022.

Operating Income/Loss.  Operating income (loss) for the nine months ended November 30, 2023 increased to $566,000 as compared to operating loss of ($338,000) for the nine months ended November 30, 2022.  This increase is due primarily to increased net sales as described above.

Other Income.  Interest income increased to $32,000 for the nine months ended November 30, 2023 as compared to $20,000 for the nine months ended November 30, 2022.  Interest expense increased to ($108,000) for the nine months ended November 30, 2023 as compared to $(82,000) for the nine months ended November 30, 2022.  Dividend income increased to $19,000 for the nine months ended November 30, 2023 as compared to $6,000 for the nine months ended November 30, 2022.  Realized gains on investments for the nine months ended November 30, 2023 increased to $332,000 as compared to $19,000 for the nine months ended November 30, 2022.  Unrealized gains (loss) on investments for the nine months ended November 30, 2023 were ($745,000) as compared to $325,000 for the nine months ended November 30, 2022.  Other income was $19,000 in the nine months ended November 30, 2023 as compared to $0 for the nine months ended November 30, 2022.  Income from the sale of scrap was $0 for the nine months ended November 30, 2023 as compared to $644,000 in the nine months ended November 30, 2022.

Net Income.  Net income for the nine months ended November 30, 2023 decreased to $115,000 as compared to net income of $594,000 for the nine months ended November 30, 2022.  This decrease is due primarily to decreased other income as described above, partially offset by increased net sales and operating income due to increased net sales.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $1,357,000 for the nine months ended November 30, 2023 primarily reflecting net income of $115,000, a decrease in inventories of $693,000, an increase in accounts payable of $481,000, net realized and unrealized losses on investments of $413,000, and depreciation and amortization of $393,000, partially offset by an increase in accounts receivable of ($1,171,000).

Net cash provided by operating activities was $1,605,000 for the nine months ended November 30, 2022 primarily reflecting net income of $594,000, a decrease in accounts receivable of $1,356,000, and depreciation and amortization of $233,000, partially offset by net realized and unrealized gains on investments of $344,000 and an increase in inventories of $224,000.

Investing Activities:

Net cash used in investing activities was ($815,000) for the nine months ended November 30, 2023 principally reflecting ($2,465,000) in cash paid for an acquisition, net of cash acquired, ($162,000) in purchases of property, plant and equipment, and ($70,000) in purchases of marketable securities, partially offset by $1,000,000 in maturities of short-term investments, $882,000 in proceeds from the sale of marketable securities.

Net cash used in investing activities was ($4,999,000) for the nine months ended November 30, 2022 principally reflecting ($2,494,000) in purchases of short-term investments, ($1,814,000) in expenditures on construction in progress, ($1,241,000) in purchases of marketable securities, and ($332,000) in purchases of property, plant and equipment, partially offset by $882,000 in proceeds from the sale of marketable securities.

Financing Activities:

Net cash used in financing activities was ($80,000) for the nine months ended November 30, 2023 reflecting $80,000 in principal payments on the mortgage loan.

Net cash used in financing activities was ($77,000) for the nine months ended November 30, 2022 reflecting $77,000 in principal payments on the mortgage loan.

We expect our sole sources of liquidity over the next twelve months to be cash from operations, cash and cash equivalents, and marketable securities, if necessary.  We anticipate that our capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and that our cash from operations, cash and cash equivalents, and short-term investments, if necessary, will be sufficient to fund these needs.

At November 30, 2023, February 28, 2023, and November 30, 2022, we had cash and cash equivalents of approximately $1,909,000, $1,447,000, and $617,000, respectively.  The increase for the nine months ended November 30, 2023, was primarily due to cash from operations.

At November 30, 2023, February 28, 2023, and November 30, 2022, we had investments in short-term investments of approximately $0, $986,000, and $2,512,000, respectively.

At November 30, 2023, February 28, 2023, and November 30, 2022, we had investments in marketable securities of approximately $670,000, $1,895,000, and $1,387,000, respectively.

At November 30, 2023, February 28, 2023, and November 30, 2022, we had working capital of $5,417,000, $6,541,000, and $6,247,000, respectively.  The decrease for the nine months ended November 30, 2023 was due primarily to the addition of finance lease liability as a current liability due to our expected exercise of the purchase option.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

•	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
•	Our complex manufacturing processes may lower yields and reduce our revenues.
•	The acquisition of MEI may not yield the results or benefits desired or anticipated.
•	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
•	We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.
•	Changes in government policy or economic conditions or technology to which our business relates could negatively impact our results.
•	Our inventories may become obsolete and other assets may be subject to risks.

•	Environmental regulations could require us to incur significant costs.
•	Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.
•	Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.
•	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
•	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
•	We may not achieve the intended effects of our business strategy, which could adversely impact our business, financial condition and results of operations.
•	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
•	The nature of our products exposes us to potentially significant product liability risk.
•	We depend on the recruitment and retention of qualified personnel and our failure to attract and retain such personnel could seriously harm our business.
•	Provisions in our charter documents could make it more difficult to acquire our Company and may reduce the market price of our stock.
•	Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.
•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	We cannot guarantee that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
•	We may make substantial investments in property, plant and equipment that may become impaired.
•	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
•	Our international operations expose us to material risks, including risks under U.S. export laws.
•	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
•	We cannot guarantee that we will declare future cash dividend payments, nor repurchase any shares of our common stock pursuant to our stock repurchase program.
•	Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.
•	Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2023 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023 under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three and nine months ended November 30, 2023.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2023, we had no known material current, pending, or threatened litigation.

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

Copies of this report (including the consolidated financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Solitron Devices, Inc, 901 Sansburys Way, West Palm Beach, FL 33411.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: January 19, 2024	/s/ Tim Eriksen
Tim Eriksen Chief Executive Officer, and Interim Chief Financial Officer

