Form 10-K
period 2024-02-29
SOLITRON DEVICES INC
filed 2024-07-12
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2023, was $16,731,962 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 10, 2024, was 2,083,436.

Audit Firm Id	Auditor Name:	Auditor Location:
00726	Whitley Penn LLP	Dallas, TX

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

On September 1, 2023 the Company closed the acquisition of Micro Engineering Inc. (“MEI”).  MEI specializes in solving design layout and manufacturing challenges for electronic components while maximizing efficiency and keeping flexibility to meet unique customer needs.  Since 1980, the MEI team has been dedicated to overcoming obstacles to provide cost efficient and rapid results.  MEI specializes in low to mid volume projects that require engineering dedication, quality systems and efficient manufacturing.

PRODUCTS

The Company designs, manufactures and assembles bipolar and MOS power transistors, power and control hybrids, junction and Power MOSFETs, field effect transistors and other related products.

Set forth below by principal product type are the percentage contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 29, 2024 and February 28, 2023.

	Percentage of Sales
	FY 2024	FY 2023
Power Transistors	31%	17%
Power MOSFETS	25%	35%
Hybrids	37%	35%
Field Effect Transistors	5%	9%
Wafers / Dice	2%	4%
Total	100%	100%

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

It is customary to subdivide active electronic components into those of a discrete nature and those which are non‑discrete.  Discrete devices contain a single microelectronic element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, that are interconnected to make up an electrical circuit.  An integrated circuit incorporates various active and passive elements into a single silicon chip.  A hybrid circuit, on the other hand, comprises a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated.  Hybrid and integrated circuits can be analog or digital; presently, the Company manufactures analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application‑specific devices, also referred to as custom or semi‑custom products.  The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal years ended February 29, 2024 and February 28, 2023, respectively, approximately 95% and 89% of the Company’s sales have been of custom products, and the remaining 5% and 11%, respectively have been of standard or catalog products.

Approximately 72% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (“SCD”) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military.  The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, satellites, and space applications.  The Company’s products have been used on the space shuttle and on the space missions to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner).  For the fiscal years ended February 29, 2024 and February 28, 2023, approximately 72% and 81%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 28% and 19%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

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

MARKETING AND CUSTOMERS

During the fiscal year ended February 29, 2024, RTX (formerly Raytheon Technologies Corporation) accounted for approximately 35% of net sales, ConMed Linvatec 20% of net sales, and L3Harris 17% of net sales.  No other customer accounted for ten percent or more of net sales.  During the fiscal year ended February 28, 2023, RTX Corporation accounted for approximately 46% of net sales.  No other customer accounted for ten percent or more of net sales.    Nine of the Company’s customers accounted for approximately 89% of the Company’s net sales during the fiscal year ended February 29, 2024, as compared to nine customers accounting for 88% of net sales for the fiscal year ended February 28, 2023.  It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period.  Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales.  As a result, the Company expects customer concentration to continue.  The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company. See “Item 1A – Risk Factors” for more information.

Sales to foreign customers accounted for less than 1% of the Company’s net sales for the fiscal year ended February 29, 2024 as compared to 7% of the Company’s net sales for the fiscal year ended February 28, 2023.  All sales to foreign customers are conducted utilizing exclusively U.S. dollars.  See Note 12 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, was approximately $11,207,000 at February 29, 2024, as compared to $7,633,000 at February 28, 2023.  Approximately 90% of the backlog is scheduled for delivery within twelve months.   For the years ended February 29, 2024, and February 28, 2023, the entire backlog consisted of orders for electronic components.

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

PATENTS

The Company previously owned 33 patents (all of which have since expired or have been allowed to lapse) relating to the design and manufacture of its products. To date, the expirations or lapses of these patents have not had a material adverse effect on the Company.  The Company believes that engineering standards, manufacturing techniques and product reliability are more important to the successful manufacture and sale of its products than the expired or lapsed patents it held.

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

The Company has numerous competitors across all of its product lines.   The Company is not in direct competition with any other semiconductor manufacturer for an identical mixture of products; however, one or more of the major manufacturers of semiconductors manufacture some of the Company’s products.  Other competitors in the military market include Infineon Technologies, Microsemi Corporation, Anaren, Inc., NEOTech and Sensitron Semiconductor.  The Company competes principally on the basis of product quality, turn-around time, customer service and price.  The Company believes that competition for sales of products that will ultimately be sold to the United States Government has intensified and will continue to intensify as United States defense spending on high reliability components continues to decrease and the Department of Defense pushes for implementation of its 1995 decision to purchase COTS standard products in lieu of products made in accordance with more stringent military specifications.

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

HUMAN CAPITAL

At February 29, 2024, the West Palm Beach facility had 44 employees, 29 of whom were engaged in production activities, 2 in sales and marketing, 5 in executive and administrative capacities and 8 in technical and support activities. Of the 44 employees, 41 were full-time employees and 3 were part-time employees.   The Apopka facility had 25 employees, 19 of whom were engaged in production activities, 3 in executive and administrative capacities and 3 in technical and support activities. Of the 25 employees, 23 were full-time employees and 2 were part-time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization.  The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements.  The largest supplier in the fiscal year ended February 29, 2024 was Ametek, representing 20% of total purchases.   Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 19% of total purchases, and Stellar Industries, which accounted for 12% of total purchases.  The largest supplier in the fiscal year ended February 28, 2023 was Platronics Seals, representing 21% of total purchases.   Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 16% of total purchases, and Stellar Industries, which accounted for 15% of total purchases.    Because of a diminishing number of sources for components and packages in particular, and the increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which results in higher costs of goods sold.  Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

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

RESEARCH AND DEVELOPMENT

During the fiscal years ended February 29, 2024 and February 28, 2023, the Company spent $32,440 and $65,000, respectively, of its own funds on research and development. The Company may decide to increase research and development expenditures in the future.  The cost of designing custom products has historically been borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

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

During the fiscal year ended February 29, 2024, four customers accounted for approximately 75% of revenue. During the fiscal year ended February 28, 2023, five customers accounted for approximately 74% of revenue.  The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business.  Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may occur with greater frequency and/or have a greater impact than we anticipate.  We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

Our acquisition of MEI may subject us to risks and unintended negative consequences.

The acquisition of MEI may present challenges to us and our management, including the integration of MEI’s operations and personnel we retained, and other risks including unanticipated liabilities, unanticipated costs, and a diversion of our management’s attention. Any failure to identify or appropriately quantify a liability in our due diligence process could result in the assumption of unanticipated liabilities arising from the prior operations of MEI, some of which may not be adequately reserved and may not be covered by indemnification obligations.

While we believe that the acquisition of MEI can benefit our business including due to the comparable and complementary nature of its business with our own, there can be no guarantee that the perceived benefits of the acquisitions will be realized. The success of these acquisitions may be negatively impacted, by, among other things:

•	Challenges in integrating MEI’s business and personnel into our operations, including in maintaining the employee and customer bases of MEI following the acquisition;
•

Failure to achieve the anticipated results or benefits from the acquisition, including entering into contracts with third parties and improved brand recognition and reputation due to having expanded product offerings and capabilities;

•	Diversion of management’s attention and resources from operational and other matters or potential disruptions in connection with our existing business;
•	Difficulties incorporating or fostering the growth of MEI’s operations and the personnel we retained with our existing business;
•

Risks and liabilities arising from MEI’s prior operations, such as performance, operational, product liability or workforce or other compliance or tax issues, some of which we may not have discovered or accurately estimated during our due diligence and may not be covered by indemnification obligations; and

•	Additional financial reporting and accounting challenges.

We cannot assure you that we will successfully integrate or manage MEI’s business in a manner which results in the benefits sought, or avoids unanticipated negative consequences, which may materially adversely impact our business and an investment in us.

We may be unable to successfully execute our acquisition strategy, which may have adverse impacts on our growth and your investment.

We plan to continue to seek potential acquisitions and strategic partnerships to grow and enhance our existing business, operating capabilities and market presence. Although we plan to identify and pursue suitable acquisition and partnership candidates that complement our business, there is no guarantee any suitable candidates will be identified. We may incur substantial costs in searching for and conducting due diligence on potential candidates that do not result in a successful acquisition or partnership opportunity. If we do acquire a suitable candidate through an acquisition, there can be no assurances that we can successfully complete the integration process of the acquired business without substantial costs, delays, disruptions, or other operational or financial problems, including due to the potential risks described in the immediately preceding risk factor. Any failure or inability to detect liabilities and risks during the due diligence failure, and a resulting assumption of unknown liabilities could materially adversely affect our results of operations and financial position. Further, in searching for suitable acquisition or partnership candidates, our management’s attention may be diverted from operational and other matters that may lead to potential disruptions in our existing business. Accordingly, we cannot assure you that we will successfully complete any transactions of the nature described above, and any completed transaction could negatively impact our business, results of operation, and financial condition, which may negatively impact your investment.

If the inflationary pressures in the United States and elsewhere where we operate continue, we could experience reduced margins and lose future business.

While the current inflationary pressures have not materially affected our margins, and inflation in the U.S. has declined in response to increased interest rates which began in 2022, we could become subject to adverse inflationary pressures on the raw materials, labor and other goods and services we utilize in our operations.  Supply chain shortages or delays can further cause problems in our manufacturing and sale of products, including by contributing to pricing pressures experienced by us. To the extent we increase prices in the future to account for increases in operating costs arising from inflation or otherwise, such action could result in reduced demand for our products, and/or customer loss. Similarly, rising labor costs in the U.S. may further tighten margins.

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

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, are subject to regulations related to their use, storage, discharge and disposal.  No assurance can be made that the risk of accidental release of such materials can be completely eliminated.  In the event of a violation of environmental laws, we could be held liable for damages and the cost of remediation and, along with the rest of the semiconductor industry, we are subject to variable interpretations and governmental priorities concerning environmental laws and regulations.  Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that we will not be required to incur costs to comply with, or that our operations, business or financial condition will not be materially affected by current or future environmental laws or regulations.

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

Our operating results may decrease due to the decline of profitability or other adverse developments in the semiconductor industry.

Intense competition and a general slowdown in the demand for military-rated semiconductors worldwide have resulted in decreases in the profitability of many of our products. In 2023, the demand and sales for semiconductors worldwide saw a significant decline. We expect that profitability for many of our products will continue to decline in the future, and/or fluctuate in an unpredictable manner.  A decline in profitability for our products, if not offset by reductions in the costs of manufacturing these products, increased volumes, increases in the profitability of our other products, or the development and introduction of new products that are more profitable, would result in decreasing our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

Rapidly changing technology and industry standards, along with frequent new product introductions, characterize the semiconductor industry.  Our success in these markets depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis.  There can be no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or those products or technologies developed by others will not render our products or technologies obsolete or noncompetitive.  A fundamental shift in technology in our product markets could have a material adverse effect on us.  Changes in technology may reduce the demand for the products we offer. For example, new or developing technologies could displace the military or aerospace equipment and activities to which our product offerings relate, and improvements in existing technology may allow competitors to enhance their products or produce them in a more cost-effective manner and in turn pose a threat to our market share. Alternatively, our customers could perform more manufacturing processes internally, including due to acquisitions with others in our or their industry, which would cause our business to suffer. In light of the fact that many of our competitors have substantially greater revenues than us and that we have not spent significant funds on research and development in recent years, we may not be able to accomplish the foregoing, which might have a material adverse effect on the Company, our business, prospects, financial condition or results of operations.

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

We rely heavily on our proprietary technologies. Our future success and competitive position may depend in part upon our ability to obtain or maintain protection of certain proprietary technologies used in our principal products. We do not have patent protection on any aspects of our technology, and certain of our technology was previously protected by patents that have since expired or lapsed. Our reliance upon protection of some of our technology as “trade secrets” will not necessarily protect us from the use by other persons of our technology, or their use of technology that is similar or superior to that which is embodied in our trade secrets. Others may be able to independently duplicate or exceed our technology in whole or in part, or otherwise gain access to proprietary aspects of our products and processes, notwithstanding our efforts to protect these aspects of our business. We may not be successful in maintaining the confidentiality of our technology, dissemination of which could have material adverse effects on our business. In addition, litigation may be necessary to determine the scope and validity of our proprietary rights.

Obtaining or protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. We could become subject to lawsuits in which it is alleged that we have infringed or are infringing upon the intellectual property rights of others with or without our prior awareness of the existence of those third-party rights, if any.

If any infringements, real or imagined, exist, arise or are claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We may not be successful in such efforts, or such licenses may not be available under reasonable terms. Our failure to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms or the occurrence of related litigation itself could have material adverse effects on our operating results, financial condition and cash flows.

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

We may make substantial investments in plant and equipment that may become impaired or obsolete.

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

While we attempt to monitor the creditworthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.

We have established procedures for the review and monitoring of the creditworthiness of our customers and/or significant amounts owing from customers.  Despite our monitoring and procedures, especially in the current macroeconomic situation, we may find that, despite our efforts, one or more of our customers become insolvent or face bankruptcy proceedings.  Such events could have an adverse effect on our operating results if our receivables applicable to that customer become uncollectible in whole or in part, or if our customers' financial situation result in reductions in whole or in part of our ability to continue to sell our products or services to such customers at the same levels or at all.

Our international operations expose us to material risks, including risks under U.S. export laws.

A portion of our revenue is derived from foreign sources. Revenues from foreign markets as a percentage of total revenues may be substantial or higher in future periods as we attempt to diversify our business and seek new sources of revenue. Our involvement in foreign markets exposes us to certain risks. Among others, these risks include: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; crime; kidnapping; war; terrorism; and fluctuating foreign currency and prices and exchange rates.  Additionally, in certain jurisdictions where we use third party contractors, the legal systems do not provide effective remedies to us when the contractor has breached its obligation or otherwise fails to perform.

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

Our government business is also subject to specific procurement regulations, which increase our performance and compliance costs.  These costs might increase in the future, reducing our margins.  Failure to comply with procurement regulations could lead to suspension or debarment, for cause, from government subcontracting for a period of time.  Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, and accuracy of records.  The termination of a government contract or relationship as a result of any of these violations would have a negative impact on our reputation and operations and could negatively impact our ability to obtain future government contracts.

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

General Risks

Because of continued conflicts abroad, as well as high inflation and increased Federal Reserve interest rates in response, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon our business and industry.

Our operations and those of third party customers and suppliers on which we depend are or may become subject to widescale risks beyond our control, including the continued conflicts in the Ukraine and Middle East affecting the global and United States economies, continued inflation, higher Federal Reserve interest rates, substantial increases in the prices of various raw materials, goods and services, and declines in the capital markets. While this has initially caused increased defense spending by the United States and other countries, the extent and duration of these events and their impact are at best uncertain, and continuation may result in adverse consequences to us, third parties on which we rely, our industry or the economy in general. The U.S. economy may experience a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect the market for solid‑state semiconductor components and related devices, but the impact may be adverse. For example, if our customers are no longer able to pay us on existing contracts or are unwilling or unable to enter into new contracts for our products due to an economic downturn, our operating results would be materially adversely impacted.

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

Natural disasters, like those related to hurricanes, or threats or occurrences of other similar events, whether in the United States or internationally, may affect the markets in which we operate and our profitability.  Hurricanes have affected us in the past, and may continue to affect us in the future, resulting in damage to our manufacturing facilities in Florida and our manufacturing equipment, office closures and impairing our ability to produce and deliver our products. All of our manufacturing capabilities are focused on two facilities in West Palm Beach, and Apopka, Florida, and any permanent or prolonged damage or cessation, suspension or decline in production that could result from any of the foregoing or other adverse events with respect to one of our facilities would materially adversely affect us. Such events could also affect our domestic and international sales, disrupt our supply chains, primarily for raw materials and process chemicals and gases, affect the physical facilities of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that natural events have had on financial and economic markets and stock exchanges and market quotation systems generally, we cannot provide any estimate of how these activities might affect our future results.

Risks Relating to our Common Stock

The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

Our common stock, which is quoted on the OTC Pink Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, financial performance, acquisitions and strategic transactions, and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock.

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

We do not have an annual dividend policy in place.  We have not declared and paid a cash dividend since June 29, 2015.   Our Board of Directors has authorized a repurchase program under which the Company may repurchase up to $1,000,000 of the Company's common stock. The Company did not repurchase any shares of common stock in fiscal 2024 or fiscal 2023.  Any determination to pay cash dividends or repurchase shares of the Company’s common stock in the future is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' determination that such dividends or stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Accordingly, there is no assurance that we will pay cash dividends or repurchase stock pursuant to our stock repurchase program, or that any declaration of cash dividends or stock repurchases under our stock repurchase program will have a beneficial impact on our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 1C. CYBERSECURITY.

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our Board and our management actively oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors. We have devoted resources to implement and maintain security measures to meet regulatory requirements and shareholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s sustained investment in these efforts and technologies have put the Company in a position to protect against potential compromises, and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy:

At a high level, the key objectives for the Company’s cybersecurity program are to implement and sustain effective security controls to stop intrusion attempts and to maintain and continuously improve its ability to respond to attacks and incidents. Success in achieving these objectives relies upon using quality technology solutions, cultivating and maintaining a team of skilled professionals, and improving processes continuously. Our cybersecurity program in particular focuses on the following key areas:

Risk Assessment: At least annually, we conduct a cybersecurity risk assessment that takes into account information from our employees, known information security vulnerabilities, and information from external sources, including reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants. The results of the assessment are used to develop initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader Company-wide risk assessment that are then reported to our Board and members of management.

Technical Safeguards: We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats.  Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning: We have established comprehensive incident response and recovery plans that guide our response in the event of a cybersecurity incident. We continuously test and evaluate the effectiveness of those plans.

ITEM 2. PROPERTIES.

The Company’s corporate headquarters and manufacturing operations are located in a purchased facility in West Palm Beach, Florida. The facility is approximately 24,000 sq. ft. The Company completed its move into the new facility in fiscal 2023. The Company believes that its facility in West Palm Beach is suitable and adequate to meet its requirements.

The Company purchased the MEI facility located in Apopka, Florida on May 21, 2024.  The facility is approximately 10,900 sq. ft.  The Company believes that its facility in Apopka is suitable and adequate to meet its requirements.

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of February 29, 2024, we had no known material current, pending, or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the OTC Pink Tier of the OTC Markets under the symbol “SODI”.

As of February 29, 2024, there were approximately 550 holders of record of the Company’s Common Stock. On July 10, 2024, the last sale price of the Common Stock as reported on the OTC Pink was $18.82 per share.

The following table sets forth for the periods indicated, high and low sales prices of the Common Stock as reported by the OTC Pink.

Fiscal Year Ended February 29, 2024	HIGH PRICE	LOW PRICE
Fourth Quarter	$19.00	$13.80
Third Quarter	$20.80	$9.80
Second Quarter	$11.03	$9.90
First Quarter	$10.80	$10.00

Fiscal Year Ended February 28, 2023	HIGH PRICE	LOW PRICE
Fourth Quarter	$10.95	$8.10
Third Quarter	$12.50	$9.60
Second Quarter	$13.00	$7.50
First Quarter	$10.50	$9.00

We have no current plans to pay dividends.  We plan on reinvesting our earnings, if any, for use in the business, for acquisitions, or for share repurchases.

The Company currently has a repurchase program under which the Company may repurchase up to $1,000,000 of its outstanding common stock without an expiration date to the repurchase program.  Under the current repurchase program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors.  The Company did not repurchase shares of common stock during fiscal 2024 or fiscal 2023.

Securities Issued Under Equity Compensation Plan

No shares were issued in fiscal 2024 or fiscal 2023.

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

The following table is included solely for use in comparative analysis to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth our statements of operations for the fiscal year periods indicated (in 000’s):

	2/29/2024	2/28/2023
Net Sales	$12,757	$6,406
Cost of Sales	8,950	5,005
Gross Profit	3,807	1,401
Selling, General and Administrative Expenses	2,873	2,052
Operating Income (Loss)	934	(651)
Total Other Income	1,843	1,477
Net Income Before Taxes	2,777	826
Income Taxes	3,024	-
Net Income	$5,801	$826

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	2/29/2024	2/28/2023
Net Sales	100%	100%
Cost of Sales	70%	78%
Gross Profit	30%	22%
Selling, General and Administrative Expenses	23%	32%
Operating Income (Loss)	7%	(10)%
Total Other Income	14%	23%
Net Income Before Taxes	22%	13%
Income Taxes	24%	0%
Net Income	45%	13%

TRENDS AND UNCERTAINTIES:

During the fiscal year ended February 29, 2024, the Company’s book-to-bill ratio was approximately 1.11 to 1 as compared to approximately 1.49 to 1 for the fiscal year ended February 28, 2023, reflecting an increase in the volume of orders booked.  Historically, the Company has experienced seasonality in its bookings, with the fiscal fourth quarter experiencing the highest level of bookings.  Going forward we expect more variability in bookings.

The Company has been seeking out additional revenue sources, which may involve new products and/or products the Company has not manufactured in recent years, or before.  The Company may incur difficulty manufacturing those products, which could result in decreased margins.

Results of Operations

Comparison of Fiscal Year Ended February 29, 2024 vs. Fiscal Year Ended February 28, 2023

Revenue. Net sales for the fiscal year ended February 29, 2024, increased by approximately 99% to $12,757,000 versus $6,406,000 for the fiscal year ended February 28, 2023.   The increase was primarily attributable to the acquisition of MEI in fiscal 2024, and the return to more normal production levels after the relocation into our new West Palm Beach facility in fiscal 2023.  The relocation resulted in minimal shipments in the fiscal 2023 third quarter.

Net bookings for the fiscal year ended February 29, 2024, were approximately 11% more than net sales.  Backlog increased by approximately 47% to $11,207,000 as of February 29, 2024, from $7,633,000 as of February 28, 2023.  The increase was due to increased order activity by our customers and the acquisition of MEI.

During the fiscal year ended February 29, 2024, the Company shipped 74,924 units as compared with 52,924 units shipped during the fiscal year ended February 28, 2023, primarily due to the acquisition of MEI and to increased shipments by the Company upon completion of relocating its facilities.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of Sales.  Cost of sales for the fiscal year ended February 29, 2024, increased to $8,950,000 from $5,005,000 for the fiscal year ended February 28, 2023.   Expressed as a percentage of sales, cost of sales decreased to 70% for the fiscal year ended February 29, 2024, as compared to 78% for the fiscal year ended February 28, 2023.  Included in cost of sales in fiscal 2024 was $718,000 of non-cash cost due to the fair value adjustment of inventory as required in the MEI acquisition.

Gross Profit. Gross profit for the fiscal year ended February 29, 2024, increased to $3,807,000 from $1,401,000 for the fiscal year ended February 28, 2023, due primarily to increased net sales and the acquisition of MEI.  Expressed as a percentage of sales, gross profit for the fiscal year ended February 29, 2024, increased to 30% as compared to 22% for the fiscal year ended February 28, 2023 due primarily to increased revenue.

Selling, General & Administrative Expenses.  During the fiscal year ended February 29, 2024, selling, general and administrative expenses, as a percentage of sales, decreased to approximately 23% as compared to 32% for the year ended February 28, 2023.  In terms of dollars, selling, general and administrative expenses increased 40% to $2,873,000 for the fiscal year ended February 29, 2024, from $2,052,000 for the fiscal year ended February 28, 2023.  This increase is primarily due to professional and legal fees related to the acquisition of MEI and six months of SG&A at MEI.

Operating Income.  Operating income for the fiscal year ended February 29, 2024, was $934,000 as compared to an operating loss of ($651,000) for the fiscal year ended February 28, 2023.  The increase in operating income was mainly attributable to the increase in net sales.

Total Other Income.  Interest income and dividend income were $29,000 and $29,000, respectively for the fiscal year ended February 29, 2024, compared to $36,000 and $31,000, respectively for the fiscal year ended February 28, 2023.  Interest expense was ($177,000) for the fiscal year ended February 29, 2024, compared to ($108,000) for the fiscal year ended February 28, 2023.  The increased expense was primarily due to $53,000 of non-cash interest expense related to the contingent consideration associated with the acquisition of MEI.   Realized gains (losses) on investments for the fiscal year ended February 29, 2024, were $332,000 compared to loss of ($18,000) for the fiscal year ended February 28, 2023.   The change in unrealized gains (loss) on investments for the fiscal year ended February 29, 2024, was a loss of ($579,000) compared to a gain of $886,000 for the fiscal year ended February 28, 2023.  Bargain purchase gain on the acquisition of MEI was $2,236,000 in the fiscal year ended February 29, 2024, versus $0 in the fiscal year ended February 28, 2023.  Scrap income was $0 in the fiscal year ended February 29, 2024, as compared to $650,000 in the fiscal year ended February 28, 2023.  Other income (expense) was ($27,000) in the fiscal year ended February 29, 2024, as compared to $0 in the fiscal year ended February 28, 2023.

Income Taxes.  Income taxes for the fiscal year ended February 29, 2024, was a benefit of $3,024,000 as compared to $0 for the fiscal year ended February 28, 2023.  The tax benefit was due to the release of the Company’s deferred tax valuation.

Net Income.  Net income for the fiscal year ended February 29, 2024, was $5,801,000 as compared to net income of $826,000 for the fiscal year ended February 28, 2023.  The increase in net income was mainly attributable to the bargain purchase gain and increased operating income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Net cash provided by operating activities was $1,917,000 for the year ended February 29, 2024, primarily reflecting net income of $5,801,000, a decrease in inventory of $945,000, and depreciation and amortization of $611,000 partially offset by non-cash gain on purchase of $2,236,000, non-cash deferred tax benefit of $3,024,000 and an increase in accounts receivable of $1,269,000.

Net cash provided by operating activities was $962,000 for the year ended February 28, 2023, primarily reflecting net income of $826,000, a decrease in accounts receivable of $807,000, and depreciation of $363,000 partially offset by net realized and unrealized gains of $868,000 and an increase in inventories of $155,000.

Investing Activities:

Net cash (used in) investing activities was ($1,037,000) for the year ended February 29, 2024, primarily reflecting ($2,425,000) in cash paid for acquisition, ($355,000) in purchases of property and equipment, and ($139,000) in purchases of marketable securities, partially offset by $1,000,000 in maturities of short-term investments and $882,000 from proceeds from the sale of marketable securities.

Net cash provided by (used in) investing activities was ($3,491,000) for the year ended February 28, 2023, primarily reflecting ($2,494,000) in purchases of short-term investment, ($2,188,000) in purchases of property and equipment, and ($1,313,000) in purchases of marketable securities, partially offset by $1,533,000 in maturities of short-term investments and $971,000 from proceeds from the sale of marketable securities.

Financing Activities:

Net cash (used in) financing activities was ($110,000) for the year ended February 29, 2024, primarily reflecting ($107,000) in principal payments on the mortgage loan.

Net cash provided by (used in) financing activities was ($112,000) for the year ended February 28, 2023, primarily reflecting ($103,000) in principal payments on the mortgage loan.

We expect our sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary.  We anticipate that our capital expenditures required during the next twelve months to sustain operations will be approximately $0.3 million and will be funded from operations and cash and cash equivalents, if necessary.

At February 29, 2024 and February 28, 2023, the Company had cash and cash equivalents of approximately $2,217,000 and $1,447,000, respectively.  The cash increase for the year ended February 29, 2024, was primarily due to cash from operating activities.

At February 29, 2024 and February 28, 2023, the Company had short-term investments of approximately $0 and $986,000, respectively.

At February 29, 2024 and February 28, 2023, the Company had investments in securities of approximately $904,000 and $1,895,000, respectively.

At February 29, 2024, the Company had working capital of $6,227,000 as compared with working capital at February 28, 2023 of $6,541,000.  The decrease for the year ended February 29, 2024, was due primarily to the acquisition of MEI.

The Company had approximately $2,300,000 in cash and equivalents on hand as of June 30, 2024. Management estimates this amount will be sufficient to fund the Company’s operations and working capital requirements for the next twelve months.

Stock Repurchase Program:

The Company’s previously authorized stock repurchase program permits the Company to acquire up to $1,000,000 of its outstanding common stock from time to time.  Purchases under the amended stock repurchase program may be made through the open market or privately negotiated transactions as determined by the Company’s management, and in accordance with the requirements of the Securities and Exchange Commission.  The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other conditions.

The Company did not repurchase any shares during the fiscal year ended February 29, 2024, or the fiscal year ended February 28, 2023.

CRITICAL ACCOUNTING POLICIES:

See Note 2 in the financial statements for the Company’s significant accounting policies.  Of the Company’s accounting policies, the following are considered to be critical – Revenue Recognition, Income Taxes, and Inventories.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 29, 2024, the Company’s net bookings were $14,117,000 in new orders as compared with $9,572,000 for the year ended February 28, 2023, reflecting an increase in bookings of approximately 47%.  The Company’s backlog increased to $11,207,000 at February 29, 2024 as compared with $7,633,000 as of February 28, 2023, reflecting an increase of approximately 47% in backlog.

In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. For the fiscal years ended February 29, 2024, and February 28, 2023, the entire backlog consisted of orders for electronic components.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

•	Loss of, or reduction of business from, significant customers could hurt our business by reducing our revenues, profitability and cash flow.
•	Our complex manufacturing processes may lower yields and reduce our revenues.
•	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
•	We are subject to risks and uncertainties arising from acquisitions and strategic transactions, including integration and other risks with respect to our acquisition of MEI in September 2023.
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

•	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•	We cannot guarantee that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
•	We may make substantial investments in plant and equipment that may become impaired.
•	While we attempt to monitor the creditworthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
•	Our international operations expose us to material risks, including risks under U.S. export laws.
•	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.
•	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
•	We cannot guarantee that we will declare future cash dividend payments, nor repurchase any shares of our common stock pursuant to our stock repurchase program.
•	Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solitron Devices, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and subsidiaries (the “Company”) as of February 29, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Micro Engineering, Inc.  – Fair Value of Intangible Assets

Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company entered into a Stock Purchase Agreement by and among the Company and Micro Engineering, Inc.(“MEI”) and the shareholders of MEI, pursuant to which the Company agreed to purchase all the outstanding capital stock of MEI for a purchase price of $3,000,000 subject to adjustment, in addition to potential earn-out payments. The acquisition of MEI resulted in a total of $3.2 million of intangible assets, which are comprised primarily of customer lists and trademarks.  The determination of fair value for the customer lists and trademarks required management to make estimates of discounted future cash flows and included their subjective assumptions of the appropriate discount rate, the growth of revenue, and rate of attrition for the related customers.

We identified the fair value of the intangible assets acquired in the MEI business combination to be a critical audit matter due to the significant judgments made by management to estimate their fair values.  This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of discount and customer attrition rates, as well as forecasts of future revenues and cash flows.

How We Addressed the Matter in Our Audit

Our audit procedures related to the discount rates, and forecasts of future revenues and cash flows used by management to estimate the fair value of both the intangible assets acquired in the MEI business combination included the following, among others:

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the (i) valuation methodology, (ii) discount rates, (iii) client attrition rate, and (iv) future revenue and growth rates, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•	We evaluated management’s ability to accurately forecast future revenues and cash flows by considering the past financial performance of MEI and current economic factors.

Realizability of Deferred Tax Assets

Description of the Matter

As discussed in Note -9 to the consolidated financial statements, the Company considers the need for a valuation allowance based on their assessment of the realizability of the Company’s deferred tax assets.  As of February 29, 2024 the balance of the Company’s net deferred tax assets was approximately $1.8 million.  A significant portion of the deferred tax assets are subject to future expiration. Management performs an analysis to determine whether sufficient future taxable income will be generated to support the realization of deferred tax assets prior to expiration in order to determine the need for a valuation allowance adjustment. This analysis involves a high degree of subjectivity and significant judgment. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the preparation of an undiscounted projected future cash flow analysis.

The principal considerations for our procedures relating to the realizability of deferred tax assets as a critical audit matter is that there was significant judgment by management in evaluating how the current economic environment could impact management’s projections of future taxable income. This required significant auditor judgment to evaluate management’s analysis of the overall realizability of deferred tax assets.

How We Addressed the Matter in Our Audit

The primary procedures we performed included evaluating the quantitative and qualitative analysis management prepares to determine realizability of deferred tax assets. This analysis includes consideration of past years income, taxable income as well as management’s consideration of how the current economic environment could impact future operating results.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2024.

Dallas, Texas

July 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Solitron Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Solitron Devices, Inc. (the “Company”) as of February 28, 2023, and the related statement of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Houston, Texas

June 23, 2023

SOLITRON DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 29, 2024 AND FEBRUARY 28, 2023
(in thousands, except for share and per share amounts)
	February 29, 2024	February 28, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,217	$1,447
Short-term investments, held -to-maturity	-	986
Marketable securities	904	1,895
Accounts receivable	2,826	784
Inventories, net	4,132	2,415
Prepaid expenses and other current assets	532	203
TOTAL CURRENT ASSETS	10,611	7,730

Property, plant and equipment, net	7,356	7,360
Finance lease, right of use asset	1,715	-
Intangible assets	3,114	-
Deferred tax asset	1,837	-
Other assets	107	14
TOTAL ASSETS	$24,740	$15,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$439	$141
Customer deposits	539	31
Accrued contingent consideration, current	465	-
Finance lease liability	1,750	3
Mortgage loan, current portion	111	107
Accrued expenses and other current liabilities	1,080	907
TOTAL CURRENT LIABILITIES	4,384	1,189

Accrued contingent consideration, non-current	751	-
Mortgage loan, net of current portion	2,537	2,648
TOTAL LIABILITIES	7,672	3,837

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,083,436 shares outstanding, net of 487,827 treasury shares at February 29, 2024 and 2,083,436 shares outstanding, net of 487,827 treasury shares at February 28, 2023, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained earnings	16,625	10,824
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	17,068	11,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,740	$15,104

The accompanying notes are an integral part of the consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023
(in thousands except for share and per share amounts)

	For The Fiscal Year Ended	For The Fiscal Year Ended
	February 29, 2024	February 28, 2023

Net sales	$12,757	$6,406
Cost of sales	8,950	5,005

Gross profit	3,807	1,401

Selling, general and administrative expenses	2,873	2,052

Operating income (loss)	934	(651)

Other income (loss)
Interest income	29	36
Interest expense	(177)	(108)
Dividend income	29	31
Realized gain (loss) on investments	332	(18)
Unrealized gain (loss) on investments	(579)	886
Bargain purchase gain	2,236	-
Scrap income	-	650
Other expense	(27)	-
Total other income	1,843	1,477

Net income before income tax	2,777	826
Income tax benefit	3,024	-

Net income	$5,801	$826

Net income per common share - basic and diluted	$2.78	$0.40

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,436

The accompanying notes are an integral part of the consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023
(in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2022	2,571,263	(487,801)	$21	$1,834	$(1,412)	$9,998	$10,441
Net income	-	-	-	-	-	826	826
Balance, February 28, 2023	2,571,263	(487,801)	$21	$1,834	$(1,412)	$10,824	$11,267

Net income	-	-	-	-	-	5,801	5,801
Balance, February 29, 2024	2,571,263	(487,801)	$21	$1,834	$(1,412)	$16,625	$17,068

The accompanying notes are an integral part of the consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023
(in thousands)
	2024	2023

Net income	$5,801	$826
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	611	363
Amortization of right of use asset	29	-
Net realized and unrealized (gains) losses on investments	248	(868)
Accrued interest income on short-term investments	(16)	(26)
Accrued interest expense on contingent consideration	52	-
Accrued interest expense on finance lease	6	-
Gain on purchase	(2,236)	-
Deferred income tax benefit	(3,024)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,269)	807
Inventories	945	(155)
Prepaid expenses and other current assets	(30)	(7)
Other assets, non-current	14	(10)
Accounts payable	251	6
Customer deposits	508	7
Accrued expenses, other current and non-current liabilities	27	19
Net cash provided by operating activities	1,917	962

Investing activities
Proceeds from sale of marketable securities	882	971
Purchases of marketable securities	(139)	(1,313)
Purchases of short-term investments	-	(2,494)
Maturities of short-term investments	1,000	1,533
Cash paid for acquisition, net of cash acquired	(2,425)	-
Purchases of property and equipment	(355)	(2,188)
Net cash (used in) investing activities	(1,037)	(3,491)

Financing activities
Payments on finance lease liabilities	(3)	(9)
Principal payments on mortgage loan	(107)	(103)
Net cash (used in) financing activities	(110)	(112)

Net increase (decrease) in cash and cash equivalents	770	(2,641)
Cash and cash equivalents - beginning of the year	1,447	4,088
Cash and cash equivalents - end of period	$2,217	$1,447

Non-cash transactions
Financing right of use asset assumed through lease liability	1,744	-

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$102	$108

The accompanying notes are an integral part of the consolidated financial statements.

SOLITRON DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

Nature of Operations and Activities

Solitron Devices, Inc., a Delaware corporation (the “Company” or “Solitron”), designs, develops, manufactures, and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets.  The Company was incorporated under the laws of the State of New York in 1959 and reincorporated under the laws of the State of Delaware in August 1987.  In September 2023, Solitron acquired Micro Engineering Inc. (“MEI”).  Since 1980, MEI has specialized in solving design layout and manufacturing challenges for electronic components.  MEI specializes in low to mid volume projects that require engineering, quality systems and efficient manufacturing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly owned subsidiary, Micro Engineering Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company could have reasonably used different accounting estimates.  This applies in particular to inventory and valuation allowance for deferred tax assets.  Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts.  The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

Short-term Held-to-Maturity Investments

Short-term investments consist of certificates of deposit and U.S. Treasury securities.  The U.S. Treasury securities are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value of $0 as of February 29, 2024, and $986,000 as of February 28, 2023.

Investment in Marketable Securities

Investment in Securities includes investments in equity securities.  Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the statements of operations.

The following table summarizes the Company's marketable securities:

February 29, 2024		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$581,000	$375,000	$(52,000)	$904,000

February 28, 2023		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$992,000	$930,000	$(27,000)	$1,895,000

As of February 29, 2024, two securities accounted for $846,000 of the $904,000 balance in marketable securities, and $371,000 of the $375,000 in unrealized gains.  As of February 28, 2023, two securities accounted for $1,734,000 of the $1,895,000 balance in marketable securities, and $917,000 of the $930,000 in unrealized gains.

At February 29, 2024 and February 28, 2023, the deferred tax liability related to unrecognized gains and losses on marketable securities was $82,000 and $229,000, respectively (see Note 9).

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

The table below shows the company’s marketable securities as of February 29, 2024 and February 28, 2023.

February 29, 2024	Level 1	Level 2	Level 3	Total
Common Stocks	$904,000	$-	$-	$904,000
Total	$904,000	$-	$-	$904,000

February 28, 2023	Level 1	Level 2	Level 3	Total
Common Stocks	$1,895,000	$-	$-	$1,895,000
Total	$1,895,000	$-	$-	$1,895,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments.  The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances and do not bear interest.  The Company regularly monitors and assesses its risk of not collecting amounts owed by customers.  At each balance sheet date, the Company recognizes an expected allowance for credit losses.  In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded.  This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible. The accounts receivable balance as of February 29, 2024, February 28, 2023, and February 28, 2022 was $2,826,000, $784,000 and $1,591,000, respectively.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables.  This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company.  The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment has remained consistent since the Company’s inception.  The allowance for credit losses was $0 as of February  29, 2024 and February 28, 2023, respectively.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery.  If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery, in accordance with the Company’s accounting policy election. The total amount of write-offs for the years ended February 29, 2024 and February 28, 2023 was $0 and $0, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts.  As of February 29, 2024, and February 28, 2023, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $1,007,000 at February 29, 2024 and $129,000 at February 28, 2023.  With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Mr. Aubrey, a director of the Company, is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components.    For the fiscal year ended February 29, 2024, the Company purchased $79,000 of die and $0 of used equipment from ES Components.  For the fiscal year ended February 28, 2023, the Company purchased $116,000 of die and $0 of used equipment from ES Components.   The Company has included these expenses in cost of goods sold in the accompanying consolidated statements of operations. The Company occasionally makes sales to ES Components.  For the fiscal years ended February 29, 2024, and February 28, 2023, sales were $0.

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

Refer to Note 9 for additional information on income taxes.

Net Income Per Common Share

Net income/loss per common share is presented in accordance with ASC 260-10 “Earnings per Share.”  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.  The Company had no potentially dilutive securities outstanding during the fiscal years ended February 29, 2024, and February 28, 2023, therefore there is no effect from dilution on earnings per share.

Impairment of long-lived assets

Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with ASC Subtopic 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.  No impairment losses were incurred during the fiscal years ended February 29, 2024, or February 28, 2023.

Stock-based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. There are no stock options outstanding, and no options were granted or vested during the fiscal years ended February 29, 2024, and February 28, 2023 under the Company’s 2019 Stock Incentive Plan.

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

In addition, under the Purchase Agreement the Company agreed to the following potential earn-out payments as additional consideration for the Acquisition: for each of (1) the period beginning on the Closing Date and ending on December 31, 2023, (2) the calendar year ending on December 31, 2024, (3) the calendar year ending December 31, 2025, and (3) the period beginning on January 1, 2026 and ending on the third anniversary of the Closing Date, the Company agreed to pay the MEI Shareholders 7.5% of the gross revenue actually received and collected by the Company during the applicable period from MEI’s existing customers as of the Closing and related to sales by the Company of Company products that were in existence as of the Closing.  The estimated fair value of the contingent consideration as of February 29, 2024, was $1,216,000.

During the fiscal year ended February 29, 2024, the Company incurred approximately $300,000 of transaction-related expenses for the acquisition of MEI, which have been expensed in the consolidated statement of operations.

The Company accounted for the acquisition as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations.  Intangible assets recorded represent customer relationship assets which we estimate to have a sixteen year life and trademark assets which we estimate to have a ten year life. The following table summarizes the fair value of the assets acquired and liabilities assumed on the date of acquisition, and is as follows (in 000’s):

Assets Acquired
Cash and cash equivalents	$535
Accounts receivable	773
Inventories, net	2,662
Prepaid expenses and other current assets	299
Property, plant and equipment, net	147
Intangible assets	3,219
Total assets acquired	$7,635

Liabilities Assumed
Accounts payable	$47
Accrued expenses and other current liabilities	148
Deferred tax liability, non-current	1,170
Total liabilities assumed	1,365

Net assets acquired	6,270

Bargain purchase gain	2,236

Purchase consideration:
Cash paid at closing	3,000
Contingent consideration	1,163
Reimbursed MEI Transaction expense	(30)
Working capital adjustment	(99)
Total purchase consideration	$4,034

The fair value of the identifiable assets acquired and liabilities assumed of $6,270 exceeded the fair value of the purchase price of the business of $4,034. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measurements were appropriate. Accordingly, the acquisition has been accounted for as a bargain purchase and as a result, the Company recognized a gain of $2,236 associated with the acquisition.

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the fiscal years ended February 29, 2024 and February 28, 2023 respectively, giving effect to the acquisition of MEI as if it had occurred at March 1, 2022. Included in the pro forma information is: adjustments to recognize transaction-related costs related to the acquisition of MEI and fair value adjustment to inventory as if acquired during the period ended February 28, 2022, and removal of purchase gain.

	For the	For the
	fiscal year ended	fiscal year ended
	February 29, 2024	February 28, 2023
Revenue	$15,595	$12,623
Net Income	4,315	1,285
Diluted net income per share	$2.07	$0.62

The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the transaction actually occurred on the dates presented or to project the combined company’s results of operations or financial position for any future period.

4. INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The following table sets forth the components of the identifiable intangible assets acquired and their estimated useful lives as of February 29, 2024.

	Gross amount	Accumulated amortization	Net book value	Useful life (years)
Customer relationships	$2,996,000	$(94,000)	$2,902,000	16
Trademarks	223,000	(11,000)	212,000	10
Total identifiable assets	$3,219,000	$(105,000)	$3,114,000

Intangible amortization expense was $105,000 for the year ended February 29, 2024.

Amortization schedule (fiscal year ending)
2025	$210,000
2026	210,000
2027	210,000
2028	210,000
2029	210,000

5. REVENUE RECOGNITION

As of February 29, 2024, and February 28, 2023, sales returns and allowances accrual activity is shown below:

	February 29, 2024	February 28, 2023
Beginning Balance	$471,000	$471,000
Accrued Allowances	-	-
Credits Issued	-	-
Ending Balance	$471,000	$471,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement.  As of February 29, 2024, and February 28, 2023, the inventory balance at that distributor was $1,454,000 and $1,784,000, respectively.  Based upon sales levels to and by the distributor during the period, inventory levels at the distributor, current and projected market conditions, and historical experience under the program, we believe it is highly unlikely that the distributor would exercise termination.  Should it occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

6. INVENTORIES

As of February 29, 2024, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,492,000	$(441,000)	$2,051,000
Work-In-Process	5,274,000	(3,894,000)	1,380,000
Finished Goods	1,150,000	(449,000)	701,000
Totals	$8,916,000	$(4,784,000)	$4,132,000

As of February 28, 2023, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$1,329,000	$(460,000)	$869,000
Work-In-Process	5,215,000	(3,800,000)	1,415,000
Finished Goods	597,000	(466,000)	131,000
Totals	$7,141,000	$(4,726,000)	$2,415,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $332,000 as of February 29, 2024 and $589,000 as of February 28, 2023.   As of February 29, 2024, and February 28, 2023, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022.   We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

7. PROPERTY, PLANT, AND EQUIPMENT

As of February 29, 2024, and February 28, 2023, property, plant, and equipment consist of the following:

	February 29, 2024	February 28, 2023
Land	$1,550,000	$1,550,000
Building	5,158,000	5,111,000
Leasehold Improvements	454,000	287,000
Motor Vehicles	88,000	88,000
Computer Equipment	27,000	27,000
Machinery and Equipment	6,329,000	4,986,000
Subtotal	13,606,000	12,049,000
Less: Accumulated Depreciation and Amortization	(6,250,000)	(4,689,000)
Net Property, Plant and Equipment	$7,356,000	$7,360,000

Depreciation and amortization expense was $611,000 and $363,000 for the fiscal years ended February 29, 2024, and February 28, 2023, respectively, and is included in cost of sales in the accompanying statements of operations.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 29, 2024, and February 28, 2023, accrued expenses and other current liabilities consist of the following:

	February 29, 2024	February 28, 2023
Payroll and related employee benefits	$449,000	$363,000
Legal fees	21,000	3,000
Property, sales, and franchise taxes	25,000	20,000
Return allowance	471,000	471,000
Other liabilities	114,000	50,000
Totals	$1,080,000	$907,000

9. INCOME TAXES

The Company incurred a deferred tax benefit due to the release of the valuation allowance for the tax year ended February 29, 2024. The release was based on the Company expecting to be profitable such that all its historical net operating losses would be used up before any expiration.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 29, 2024, and February 28, 2023, is as follows:

	2024		2023
Net Income/(Loss) Before Taxes	$2,777,000		$826,000

Provision/(Benefit) at statutory rate	583,000	21.0%	173,000	21.0%
State Tax Provision/(Benefit) net of federal benefit	28,000	1.0%	55,000	6.7%
Permanent Book/Tax Differences	16,000	0.6%	-	0.0%
Change in Valuation Allowance	(3,193,000)	-115.0%	(166,000)	-20.1%
R&D Credit	-	0.0%	(50,000)	-6.1%
True-Up & Adjustments	-	0.0%	(12,000)	-1.5%
Bargain purchase price - MEI acquisition	(458,000)	0.0%	-	0.0%
Income Tax Provision / (Benefit)	(3,024,000)		-
Effective income tax rate	-108.87%		0.00%

Total net deferred taxes are comprised of the following at February 29, 2024 and February 28, 2023:

Deferred Tax Asset (Liability):	2024	2023
Accrued Liabilities	$79,000	$59,000
Inventory Allowance	1,212,000	1,198,000
Allowance for Sales Reserve	119,000	119,000
Net Operating Loss Carryforwards	2,086,000	2,577,000
Other	1,000	8,000
Capitalized R&D	70,000	119,000
R&D Credit Carryforward	50,000	-
Unrealized Gains	(82,000)	(229,000)
MEI accrual to cash	(140,000)	-
Inventory FMV adjustment	(7,000)	-
Net book value of intangible assets	(792,000)	-
Prepaid expenses	(41,000)	-
Net Book Value of Fixed Assets	(718,000)	(658,000)
Total Deferred Tax Assets (Liabilities)	1,837,000	3,193,000
Valuation allowance	-	(3,193,000)
	$1,837,000	-

A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance is necessary since the deferred tax asset is more likely than not to be realized for the year ended February 29, 2024, whereas a valuation allowance of $3,193,000 for the year ended on February 28, 2023 was necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

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

As of February 29, 2024, the Company estimates it has approximately $8.7 million of Federal and $5.7 million of state net operating loss (“NOL”) carryforwards as compared to $10.7 million of Federal and $7.8 million of state net operating loss carryforwards as of February 28, 2023.  The remaining balance of federal NOL carryforwards will begin to expire in 2029.  Such net operating losses are available to offset future taxable income, if any. In management’s opinion, as of February 29, 2024, the utilization of such net operating losses for tax purposes is more likely than not, therefore the deferred tax asset has no valuation allowance as of February 29, 2024.

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

The Federal net operating loss carryforwards will expire as follows:

Fiscal Year Ending February 28/29	Amount
2029	$4,985,000
2037	322,000
indefinite	3,405,000
Total	$8,712,000

10. STOCK OPTIONS

There are no stock options outstanding, and no options have been granted during the fiscal years ended February 29, 2024, and February 28, 2023 under the Company’s 2019 Stock Incentive Plan.

11. EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the “Profit Sharing Plan”) in which substantially all employees may participate after three months of service.  Contributions to the Profit Sharing Plan by participants are voluntary. The Profit Sharing Plan allows for matching and discretionary employer contributions. In addition, the Company may make additional contributions at its discretion.  The Company did not contribute to Solitron’s Profit Sharing Plan during the fiscal years ended February 29, 2024 and February 28, 2023.  The Company contributed $31,000 to MEI’s Profit Sharing Plan during the fiscal year ended February 29, 2024.

12. DISAGGREGATION OF REVENUES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the fiscal years ended February 29, 2024, and February 28, 2023, are as follows:

Geographic Region	February 29, 2024	February 28, 2023
Europe and Australia	$-	$459,000
Canada and Latin America	2,000	20,000
United States	12,756,000	5,927,000
Totals	$12,758,000	$6,406,000

Revenues from domestic and export sales are attributed to global geographic regions according to the location of the customer’s primary manufacturing or operating facilities.

For the fiscal years ended February 29, 2024, and February 28, 2023, approximately 72% and 81%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 28% and 19%, respectively of sales, are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the year ended February 29, 2024, sales to RTX (Raytheon Technologies Corporation) accounted for approximately 46% of net sales, sales to Conmed Linvatec accounted for 20% of sales, and sales to L3Harris Technologies accounted for 17% of net sales.

For the year ended February 28, 2023, sales to RTX accounted for approximately 46% of net sales.  No other customer accounted for more than 10% of net sales.

13. MAJOR SUPPLIERS

For the year ended February 29, 2024, purchases from the Company’s top supplier, Ametek accounted for 20% of the Company's total purchases of production materials. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 19% of total purchases, and Stellar Industries, which accounted for 12% of total purchases.

For the year ended February 28, 2023, purchases from the Company’s top supplier, Platronics Seals accounted for 21% of the Company's total purchases of production materials. Other suppliers that represented more than 10% of total purchases were Wuxi Streamtek, which accounted for 16% of total purchases, and Stellar Industries, which accounted for 15% of total purchases.

14. COMMITMENTS AND CONTINGENCIES

Finance leases:

During fiscal 2021, the Company entered into a 36-month finance lease for $27,000 of computer equipment. The Company does not consider the lease to be material to the Company’s consolidated financial statements.  As of February 29, 2024, and February 28, 2023, fiscal year end, the carrying value of the asset was $0 and $3,000, respectively, and was included in Property, plant and equipment on the consolidated balance sheets.

In connection with the Acquisition of MEI, the Company also entered into a Lease Agreement pursuant to which it agreed to lease the facility occupied by MEI, consisting of approximately 10,926 square feet of useable office and production space in Orange County, Florida for $10,650 per month. The Lease Agreement has an initial term of three years, with two five-year renewal options. The Lease Agreement also provides the Company with an option to purchase the leased property for $1,750,000 at any time before the six-month anniversary of the Lease Agreement. If the Company does not exercise this purchase option prior to its expiration, the monthly rent will increase to $15,000 per month, such increased rent will also be applied retroactively to the initial six months of the lease term.  The Company exercised its option and completed the purchase on May 21, 2024.

Under ASC 842-10-25-2 there are five criteria to determine if a lease is a finance lease, one of those criteria is if a purchase option is reasonably certain to be exercised.  Currently, the purchase option is likely to be exercised thus we have treated the lease as a finance lease and included the purchase price of $1,750,000 as a current liability. The Company used an imputed interest rate of 8%.

February 29, 2024
Fiscal Year Ending February 28/29	Amount
2024	1,750,000
Total Future Undiscounted Cash Flows	$1,750,000
Less Imputed Interest to be recognized in lease expense	-
Finance Lease Liabilities, as reported	$1,750,000

Balance Sheet Classification	February 29, 2024
Assets
Finance lease right-of-use assets, September 1, 2023	$1,744,000
Amortization for the six months ended February 29, 2024	(29,000)
Total finance lease right-of-use asset, February 29, 2024	$1,715,000
Liabilities
Current
Finance lease liability, short-term	$1,750,000
Non-current
Finance lease liability, long-term	-
Total lease liabilities	$1,750,000

Operating lease:

On October 1, 2014, the Company extended its lease with its then landlord, CF EB REO II LLC, for the occupancy and use of a 47,000 square foot facility located at 3301 Electronics Way, West Palm Beach, Florida 33407 (the “Lease”). The property subsequently was sold to La Boheme Properties, Inc., a Florida corporation, and the Lease was assigned to them. The term of the Lease ended on December 31, 2021. The base rent provided in the Lease is $31,555 per month, excluding sales tax. The company continued to rent a portion of the facility on a month-to-month basis until completion of the relocation to its new facility in fiscal 2023. Due to the lease expiration there was no balance sheet classification of operating lease assets and liabilities as of February 28, 2023. Actual rent expense for the fiscal years ended February 29, 2024, and February 28, 2023, including Florida sales tax was approximately $0 and $75,000, respectively.

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of February 29, 2024, we had no known material current, pending, or threatened litigation.

15. NOTES PAYABLE

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

Principal payments on the mortgage note payable is as follows for the fiscal years ended February 28/29:

Total Principal Payments
2025	$111
2026	115
2027	120
2028	125
2029	129
thereafter	2,048
Total principal payments	$2,648

16. STOCKHOLDERS’ EQUITY

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

During the fiscal year ended February 29, 2024, the Company did not repurchase shares of common stock.  During the fiscal year ended February 28, 2023, the Company did not repurchase shares of common stock.

17. SUBSEQUENT EVENTS

On May 21, 2024, Micro Engineering, Inc., a wholly owned subsidiary of Solitron purchased the property and facilities occupied by the Company, located at 401 Roger Williams Road, Apopka, Florida (the “Micro Property”), for a purchase price of $1,750,000. Micro Engineering, Inc. previously occupied the Micro Property under a commercial lease agreement dated September 1, 2023, which provided the Company with an option to purchase the Micro Property for $1,750,000 at any time before the six month anniversary of the lease agreement. In addition, on May 21, 2024, the Company entered into a Loan Agreement with Bank of America, N.A. (“the Bank”) with respect to the Company’s acquisition of the Micro Property. The Loan Agreement is (1) evidenced by a Promissory Note issued by the Company in favor of the Bank in the principal amount of $1,400,000 and (2) secured by the Micro Property and certain related assets and rights pursuant to a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between the Bank and Micro Engineering. The Micro Property is subject to the Mortgage, Assignment of Rents, Security Agreement and Fixture Filing. Furthermore, Micro Engineering guaranteed the Company’s obligations under the Promissory Note pursuant to a Continuing and Unconditional Guaranty.

Pursuant to the loan documentation, the Bank has advanced $1,400,000 to the Company for the purchase of the Micro Property. The Company agreed to pay installments of principal and interest in the amount of $10,444.14 on the first day of each month, commencing on July 1, 2024, and continuing on the same day of each calendar month thereafter, through May 1, 2034. The Company agreed to pay all remaining outstanding principal, together with all then accrued and unpaid interest, on May 31, 2034. The outstanding principal amount of the loan may be prepaid at any time with accrued interest and the interest payment that would have accrued through the term of the loan with respect to the prepayment amount. The loan is scheduled to mature on May 31, 2034. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 6.39% per annum.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer), Chief Operating Officer (principal operating executive) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 29, 2024.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework (2013)”, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of February 29, 2024 due to the material weaknesses described below.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management determined that the following material weaknesses existed as of February 29, 2024:

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

As of July 12, 2024, the Company’s Management was evaluating how to design and implement operation of controls over the review and approval of journal entries, and segregation of duties within the financial reporting function resulting in sufficient levels of reviews, in order to remediate the internal control deficiency.

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

July 12, 2024

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Annual Report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 29, 2024 due to the material weaknesses described above under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. However, giving full consideration to the material weaknesses and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the year ended February 29, 2024.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended February 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information concerning the current directors:

Name	Age	Positions with the Company	Class	Year Term Expires and Class(4)
Tim Eriksen	55	Chief Executive Officer, Chief Financial Officer and Director	Class II	2024
Dwight P. Aubrey(1)(2)	77	Director	Class I	2026
John F. Chiste(1)(3)	68	Director	Class I	2026
David W. Pointer(2)(3)	54	Chairman	Class II	2024
Charles Gillman(2)(3)	53	Director	Class III	2025

________________

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	The last annual meeting of stockholders was held on January 25, 2024.

Tim Eriksen

Mr. Eriksen was elected a director on August 4, 2015.  Mr. Eriksen served as a member of the Audit Committee from October 14, 2015 through July 22, 2016 when he resigned from the Audit Committee and was named Chief Executive Officer and Chief Financial Officer.  Mr. Eriksen was appointed Chief Executive Officer and Chief Financial Officer of the Company on July 22, 2016.  Mr. Eriksen founded Eriksen Capital Management LLC ("ECM"), a Lynden, Washington based investment advisory firm, in 2005. Mr. Eriksen is the Managing Member of ECM and Cedar Creek Partners LLC ("CCP"), a hedge fund founded in 2006 that focuses primarily on micro-cap and small cap stocks. Prior to founding ECM, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks. Earlier in his career, Mr. Eriksen worked for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen received a B.A. from The Master’s University and an M.B.A. from Texas A&M University.  Mr. Eriksen served as a director and member of the Audit Committee of Novation Companies Inc. from April 2018 through August 2021.  He was elected a director of TSR Inc. on October 22, 2019, and appointed to the Audit, Nominating, Compensation, and Special Committee on December 30, 2019. He served as a director of TSR until its acquisition by Vienna Parent in June 2024.  On August 31, 2021, Mr. Eriksen was elected to the board of PharmChem, Inc. He chose not to stand for re-election at the 2023 meeting.  On September 1, 2023, after a transaction where CCP became the largest shareholder, he was appointed to the board of PharmChem as Chairman.

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

David W. Pointer

Mr. Pointer was elected a director on August 4, 2015.  Mr. Pointer was named Chairman of the Board on July 22, 2016, and also serves as a member on the Nominating Committee and Compensation Committee.  Since September 1, 2022, Mr. Pointer has been a Managing Director of Chapman Associates, a mergers and acquisitions advisory firm. Mr. Pointer is the founder and managing partner of VI Capital Management, LLC (“VICM”). VICM was founded on January 1, 2008, and was the general partner for VI Capital Fund, LP, a value-oriented investment limited partnership, until its liquidation in November 2023. VICM offers strategic and corporate governance consulting services.  Prior to founding VICM, Mr. Pointer served as Senior Vice President and Senior Portfolio Manager for ICM Investment Management (“ICM”). Prior to ICM, Mr. Pointer served as a Portfolio Manager for Invesco, Inc., where he worked with a senior partner in managing two mutual funds with assets in excess of $15 billion. Mr. Pointer was a member of the Board of Directors of CompuMed, Inc., a healthcare services company, from January 2014 through June 2023 (and served as Chairman of the Board from November 2014 through June 2023).  From March 2018 through January 2022, Mr. Pointer served as Chief Executive Officer and a Board Member, including Chairman from March 2018 through August 2021, of Novation Companies Inc.  Mr. Pointer has an M.B.A. from the University of Pennsylvania and holds the Chartered Financial Analyst designation.

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

Mark W. Matson

Mr. Matson, age 63, was appointed President and Chief Operating Officer on July 22, 2016.  Mr. Matson served as a consultant to the Company from May 2016 through July 2016.  Prior to working as a consultant to the Company, Mr. Matson provided consulting services from March 2012 to May 2016 through Avlet, Denali Advanced Integration and Tuxedo Technologies with respect to manufacturing supply chain issues and systems and software issues related to security and processes at global manufacturing plants. Mr. Matson served as the Chief Operating Officer and Vice President of Operations at YSI, a maker of environmental monitoring instruments, sensors, software, systems and data collection platforms, from December 2010 to March 2012. Mr. Matson served as the Vice President of Global Operations and Engineering for Rockford Corporation, a company that designed, sourced and distributed high performance mobile audio products, from January 2006 to December 2010. Prior to joining Rockford Corporation, Mr. Matson was the General Manager and Chief Operations Officer for Benchmark Electronics' Division in Redmond, Washington from 2003 through 2005. Mr. Matson was a Vice President at Advanced Digital Information Corporation from 1998 to 2003 and prior to that at Interpoint Corporation. Mr. Matson has more than 20 years of operations experience.

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

Company director Charles M. Gillman is subject to an SEC administrative order, dated February 14, 2017 (Exchange Act Release No. 80038), relating to alleged violations of Section 13(d) of the Exchange Act and the rules promulgated thereunder, including failing to disclose the members of a stockholder group, and further allegations that he violated Section 16(a) of the Exchange Act and the rules promulgated thereunder, including failing to timely file initial statements of beneficial ownership on Form 3 and changes thereto on Form 4. Without admitting or denying any violations, Mr. Gillman agreed to cease and desist from committing or causing any violations of (i) Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder and (ii) Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 promulgated thereunder and paid a civil penalty to the SEC in the amount of $30,000.

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

Insider Trading Policy

The Company has implemented an Insider Trading Policy applicable to its officers, directors and employees with access to material nonpublic information, as well as such persons’ family members, which prohibits such persons from conducting transactions involving the purchase or sale of the Company’s securities while in possession of material nonpublic information. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 of this Report.

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in the Insider Trading Policy described above, the Company follows the same principles set forth in such Policy when granting equity awards, including options, to its officers, directors and other employees with access to material nonpublic information. Generally, the Board of Directors or Compensation Committee does not approve grants of such awards close in time to the disclosure of material nonpublic information and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Anti-Hedging Policies

Under the Company’s Insider Trading Policy, all officers, directors and employees are prohibited from engaging in hedging, pledging or shoring transactions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2024.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named executive officer for the fiscal years ended February 29, 2024 and February 28, 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation		Total
Tim Eriksen, CEO, CFO (1)	2024	$90,000	$-	-	-		$90,000
	2023	90,000	-	-	-		90,000

Mark Matson, President, COO (2)	2024	240,000	-	-	55,603	(3)	295,603
	2023	240,000	-	-	55,402	(3)	295,402

(1)

Mr. Eriksen was appointed Chief Executive Officer and Chief Financial Officer effective as of July 22, 2016. On December 23, 2021, the Company awarded Mr. Eriksen a discretionary bonus of $65,000 and approved an increase in base salary from $80,000 to $90,000 effective January 1, 2022. On February 19, 2024, the Company increased Mr. Eriksen’s base salary to $100,000 effective March 1, 2024.

(2)

Mr. Matson was appointed President and Chief Operating Officer effective as of July 22, 2016. On December 23, 2021, the Company awarded Mr. Matson a discretionary bonus of $162,500 and approved an increase in base salary from $200,000 to $240,000 effective January 1, 2022. On February 19, 2024, the Company increased Mr. Matson’s base salary to $285,000 effective March 1, 2024.

(3)

Represents Life, Disability and Medical Insurance premiums, personal auto expenses, allocation of the company’s corporate housing, and cell phone. For the year ended February 29, 2024, Life, Disability and Medical Insurance premiums were $21,684, housing allocation was $8,400, car expenses were $23,072, and cell phone was $2,447. For the year ended February 28, 2023, Life, Disability and Medical Insurance premiums were $21,045, housing allocation was $8,400, car expenses were $23,638, and cell phone was $2,319.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the fiscal year ended February 29, 2024.

Name and Principal Position	Year	Fees earned or paid in cash	Stock Awards	Total
David W. Pointer, Chairman	2024	$36,000	$-	$36,000
Dwight P. Aubrey, Director	2024	24,000	-	24,000
John F. Chiste, Director	2024	26,000	-	26,000
Charles Gillman	2024	20,000	-	20,000

For the fiscal year ended February 29, 2024, each director who is not employed by the Company received $4,500 per quarter and the Chairman received $9,000 per quarter.  The Chairman of the Audit Committee (Mr. Chiste) received $2,000 per quarter, the Compensation Committee Chairman (Mr. Aubrey) received $1,500 per quarter and the Nominating Committee Chairman (Mr. Gillman) received $500 per quarter.  Payments for each quarter are paid in advance.   All out-of-pocket expenses incurred by a director for attending Board or committee meetings are reimbursed by the Company.  Mr. Eriksen does not receive any additional compensation as a director.

On February 19, 2024, the Company modified the compensation for directors, effective March 1, 2024.  Chairman David Pointer’s annual cash compensation was increased to $40,000.  Audit Committee Chairman John Chiste’s annual cash compensation was increased to $30,000.  Compensation Committee Chairman Dwight Aubrey’s annual compensation was increased to $28,000.  Nominating Committee Chairman Charles Gillman’s annual compensation was increased to $24,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of July 10, 2024 by (i) all directors, (ii) the named executive officers for the year ended February 29, 2024, (iii) all executive officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company’s outstanding common stock. Unless noted otherwise, the corporate address of each person listed below is 901 Sansburys Way, West Palm Beach, Florida 33411.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of common stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

Name and Address	Number of Shares Beneficially Owned(1)		Percentage of Outstanding Shares(1)
Tim Eriksen	323,223	(2)	15.5%
Mark Matson	176,573		8.5%
Dwight P. Aubrey	6,000		0.3%
John F. Chiste	6,000		0.3%
Charles Gillman	6,000		0.3%
David W. Pointer	29,188		1.4%
All Executive Officers and Directors as a Group (6 persons)	546,984		26.3%

Olesen Value Fund L.P.	276,210	(3)	13.3%
60 W. Broad Street, Suite 304
Bethlehem, Pennsylvania 18018

Granite State Capital Management	138,573	45)	6.7%
6725 Brindisi Place
Round Rock, Texas 78665

________________

(1)

Based on 2,083,436 shares of our common stock outstanding as of July 10, 2024. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

(2)

Represents 240,341 shares of common stock owned by Cedar Creek Partners LLC, an investment partnership, for which Eriksen Capital Management LLC ("ECM") is the Managing Member, 24,055 shares of common stock owned by managed accounts of ECM, 5,787 shares of common stock owned by Eriksen Family LLC which is managed by Mr. Eriksen, and 53,040 shares of common stock owned solely by Mr. Eriksen. The respective owners of the managed accounts are responsible to vote the shares of common stock. By virtue of ECM's investment advisory agreement with the clients of ECM, Mr. Eriksen may be deemed to beneficially own the shares owned by Cedar Creek Partners and the managed accounts.

(3)

This information is based solely on the Form 4 filed on April 25, 2024. Olesen Value Fund L.P. ("OVF") is a private investment partnership existing under the laws of the State of Delaware. Olesen Capital Management LLC is the General Partner and Investment Advisor to OVF. Mr. Christian Olesen is the Managing Member of OVF and has the sole power to vote and dispose of the 276,210 shares of common stock.

(4)

This information is based solely on the Schedule 13G filed with the Securities and Exchange Commission on January 26, 2024. Granite State Capital is an investment advisor to separately managed accounts. Mr. Eric Schleien is the Managing Member of Granite State Capital Management.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Mr. Aubrey, a director of the Company, is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components.    For the fiscal year ended February 29, 2024, the Company purchased $79,000 of die and $0 of used equipment from ES Components.  For the fiscal year ended February 28, 2023, the Company purchased $116,000 of die and $0 of used equipment from ES Components.   The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components.  For the fiscal years ended February 29, 2024, and February 28, 2023, sales were $0.

Director Independence

The Board of Directors is currently composed of the following five directors: Messrs. Aubrey, Chiste, Eriksen, Gillman and Pointer. The Board has determined that Messrs. Aubrey, Chiste, Gillman and Pointer all meet the criteria for independence specified in the Nasdaq Stock Market Marketplace Rules (the "Nasdaq Rules").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees and Services

The following table sets forth the fees billed during fiscal 2024 by Whitley Penn LLP (“Whitley Penn”).  Whitley Penn was our independent certified public accountant retained for the audit of the fiscal year ended February 29, 2024, and the audit of MEI for calendar year 2022 and 2023.

2024
Audit Fees	$170,000
Audit-Related Fees	151,700
Tax Fees	6,000
Totals	$327,700

The following table sets forth the fees billed during fiscal 2023 by MaloneBailey LLP (“MaloneBailey”).  MaloneBailey was our independent certified public accountant retained for the audit of the fiscal year ended February 28, 2023.

2023
Audit Fees	$157,500
Audit-Related Fees	3,000
Tax Fees	-
All Other Fees	-
Totals	$160,500

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case-by-case basis, any audit or permitted non-audit service proposed to be performed by the Company’s principal accountant in advance of the performance of such service. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by the Company’s principal accountant. In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services performed by the Company’s principal accountant is consistent with maintaining the Company’s principal accountant’s status as our independent auditors at such time.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Whitley Penn for the fiscal year ended February 29, 2024, and MaloneBailey for the fiscal year ended February 28, 2023, as described above.

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

10.9+	Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2023).

10.10+	Lease Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2023).

16.1	Letter from MaloneBailey, LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on September 5, 2023).

19.1*	Insider Trading Policy.*

21.1	Subsidiaries.*

23.1*	Consent of Whitley Penn LLP.*

23.2*	Consent of MaloneBailey LLP.*

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Label Linkbase

101.LAB*	XBRL Taxonomy Presentation Linkbase

101.PRE*	+Management contracts or compensatory plans, contracts or arrangements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith

+ Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

Copies of this report (including the consolidated financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Solitron Devices, Inc., 901 Sansburys Way, West Palm Beach, FL 33411.

ITEM 16.FORM 10-K SUMMARY

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

Date: July 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Eriksen		July 12, 2024
Tim Eriksen	Chief Executive Officer and Chief Financial Officer.

/s/ Dwight Aubrey		July 12, 2024
Dwight Aubrey	Director

/s/ John F. Chiste		July 12, 2024
John F. Chiste	Director

/s/ Charles Gillman		July 12, 2024
Charles Gillman	Director

/s/ David W. Pointer		July 12, 2024
David W. Pointer	Chairman

