Form 10-Q
period 2024-05-31
SOLITRON DEVICES INC
filed 2024-08-13
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 12, 2024, was 2,083,436.

SOLITRON DEVICES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF MAY 31, 2024 AND FEBRUARY 29, 2024
(in thousands, except for share and per share amounts)
	May 31, 2024	February 29, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,404	$2,217
Marketable securities	967	904
Accounts receivable	2,491	2,826
Inventories, net	4,492	4,132
Prepaid expenses and other current assets	569	532
TOTAL CURRENT ASSETS	10,923	10,611

Property, plant and equipment, net	8,971	7,356
Finance lease, right of use asset	-	1,715
Intangible assets	3,062	3,114
Deferred tax asset	1,691	1,837
Other assets	121	107
TOTAL ASSETS	$24,768	$24,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$836	$439
Customer deposits	64	539
Accrued contingent consideration, current	490	465
Finance lease liability	-	1,750
Mortgage loans, current portion	142	111
Accrued expenses and other current liabilities	1,038	1,080
TOTAL CURRENT LIABILITIES	2,570	4,384

Accrued contingent consideration, non-current	663	751
Mortgage loans, net of current portion	3,878	2,537
TOTAL LIABILITIES	7,111	7,672

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $0.01 par value, authorized 10,000,000 shares, 2,083,436 shares outstanding, net of 487,827 treasury shares at February 29, 2024 and 2,083,436 shares outstanding, net of 487,827 treasury shares at February 28, 2023, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained earnings	17,214	16,625
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	17,657	17,068
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,768	$24,740

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2024 AND MAY 31, 2023
(Unaudited, in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended
	May 31, 2024	May 31, 2023

Net sales	$3,967	$2,038
Cost of sales	2,292	1,431

Gross profit	1,675	607

Selling, general and administrative expenses	883	542

Operating income	792	65

Other income (loss)
Interest income	5	14
Interest expense	(50)	(27)
Dividend income	16	1
Realized gain on investments	11	122
Unrealized gain (loss) on investments	27	(346)
Total other income (loss)	9	(236)

Net income (loss) before tax	$801	$(171)
Income taxes	(212)	-
Net income (loss)	$589	$(171)

Net income (loss) per common share - basic and diluted	$0.28	$(0.08)

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2024 AND MAY 31, 2023
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,824	$11,267
Net (loss)	-	-	-	-	-	(171)	(171)
Balance, May 31, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,653	$11,096

Balance, February 29, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$16,625	$17,068
Net income	-	-	-	-	-	589	589
Balance, May 31, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,214	$17,657

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2024 AND MAY 31, 2023
(unaudited, in thousands)
	Three Months	Three months
	ended	ended
	May 31, 2024	May 31, 2023

Net income (loss)	$589	$(171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	135	123
Amortization of intangibles	52	-
Net realized and unrealized (gains) losses on investments	(38)	224
Accrued interest income on short-term investments	-	(8)
Accrued interest expense on contingent consideration	26	-
Change in net deferred taxes	146	-
Changes in Operating Assets and Liabilities:
Accounts receivable	335	(407)
Inventories	(360)	140
Prepaid expenses and other current assets	(37)	(117)
Other assets, non-current	(14)	-
Accounts payable	397	125
Customer deposits	(475)	39
Accrued expenses, other current and non-current liabilities	(42)	47
Net cash provided by (used in) operating activities	714	(5)

Investing activities
Proceeds from sale of marketable securities	38	237
Purchases of marketable securities	(63)	(43)
Cash paid for acquisition, contingent consideration	(89)	-
Purchases of property and equipment	(1,750)	(12)
Net cash provided by (used in) investing activities	(1,864)	182

Financing activities
Payments on finance lease liabilities	(35)	(2)
Proceeds from mortgage loan	1,400	-
Principal payments on mortgage loan	(28)	(27)
Net cash provided by (used in) financing activities	1,337	(29)

Net increase in cash and cash equivalents	187	148
Cash and cash equivalents - beginning of the year	2,217	1,447
Cash and cash equivalents - end of period	$2,404	$1,595

Non-cash transactions
Financing right of use asset and liability extinguished	$1,744	-

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$28	$27

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2024 are not necessarily indicative of the results to be expected for the year ending February 28, 2025.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 29, 2024.

Use of estimates

The consolidated condensed financial statements are prepared in accordance with U.S. GAAP. Preparation of these consolidated condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company could have reasonably used different accounting estimates. This applies in particular to inventory and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

Investment in Marketable Securities

Investment in Securities includes investments in equity securities. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the condensed consolidated statements of operations.

The following table summarizes the Company’s marketable securities:

May 31, 2024		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$617,000	$378,000	$(28,000)	$967,000

February 29, 2024		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$581,000	$375,000	$(52,000)	$904,000

At May 31, 2024 and February 29, 2024, the deferred tax liability related to unrecognized gains and losses on short-term investments was approximately $93,000 and $86,000, respectively.

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

The table below shows the Company’s marketable securities as of May 31, 2024 and February 29, 2024:

May 31, 2024	Level 1	Level 2	Level 3	Total
Common Stocks	$967,000	$-	$-	$967,000

February 29, 2024	Level 1	Level 2	Level 3	Total
Common Stocks	$904,000	$-	$-	$904,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances and do not bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible. The accounts receivable balance as of May 31, 2024 and February 29, 2024 was $2,491,000 and $2,826,000, respectively.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment has remained consistent since the Company’s inception. The allowance for credit losses was $0 as of May 31, 2024 and February 29, 2024, respectively.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery, in accordance with the Company’s accounting policy election. The total amount of write-offs for the quarters ended May 31, 2024 and May 31, 2023 was $0.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of May 31, 2024, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $1,352,000 at May 31, 2024, as compared to $1,007,000 at February 29, 2024. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no common stock equivalents outstanding during the three months ended May 31, 2024 and May 31, 2023; therefore, there is no effect from dilution on earnings per share.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components. For the three months ended May 31, 2024, the Company purchased $32,878 of die and $0 of used equipment from ES Components. For the three months ended May 31, 2023, the Company purchased $20,490 of die and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying condensed consolidated statement of operations. The Company occasionally makes sales to ES Components. For the three months ended May 31, 2024 and May 31, 2023, sales were $0.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the quarters ended May 31, 2024 or May 31, 2023.

3. REVENUE RECOGNITION

As of May 31, 2024, and February 29, 2024, sales returns and allowances accrual activity is shown below:

	May 31, 2024	February 29, 2024
Beginning Balance	$471,000	$471,000
Accrued Allowances and Adjustments	(108,000)	-
Credits Issued	-	-
Ending Balance	$363,000	$471,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement. As of May 31, 2024, and February 29, 2024, the inventory balance at that distributor was believed to be $1,463,000 and $1,454,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of May 31, 2024, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,681,000	$(429,000)	$2,252,000
Work-In-Process	5,432,000	(3,953,000)	1,479,000
Finished Goods	1,217,000	(456,000)	761,000
Totals	$9,330,000	$(4,838,000)	$4,492,000

As of February 29, 2024, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,492,000	$(441,000)	$2,051,000
Work-In-Process	5,274,000	(3,894,000)	1,380,000
Finished Goods	1,150,000	(449,000)	701,000
Totals	$8,916,000	$(4,784,000)	$4,132,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $302,000 as of May 31, 2024 and $332,000 as of February 29, 2024. As of May 31, 2024, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2024, and February 29, 2024, accrued expenses and other current liabilities consist of the following:

	May 31, 2024	February 29, 2024
Payroll and related employee benefits	$582,000	$449,000
Legal fees	45,000	21,000
Property, sales, and franchise taxes	48,000	25,000
Return allowance	363,000	471,000
Other liabilities	-	114,000
Totals	$1,038,000	$1,080,000

6. DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2024 and May 31, 2023, respectively are as follows:

Geographic Region	May 31, 2024	May 31, 2023
Europe and Australia	31,000	3,000
Canada and Latin America	-	-
Far East and Middle East	-	-
United States	3,936,000	2,035,000
Totals	$3,967,000	$2,038,000

For the three months ended May 31, 2024 and May 31, 2023, approximately 54% and 84%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 46% and 16%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended May 31, 2024 and May 31, 2023, respectively are as follows:

Customer	May 31, 2024	Customer	May 31, 2023
1. Conmed Linvatec	32%	1. RTX (Raytheon)	49%
2. RTX (Raytheon)	27%	2. L3Harris	20%
3. L3Harris	11%	3. USI Electronics	12%
Totals	70%	Totals	81%

7. MAJOR SUPPLIERS

For the three months ended May 31, 2024, Ametek accounted for 44% of production materials, and Future Electronics 14%, respectively. No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended May 31, 2023, Wuxi Streamtek accounted for 21% of production materials, Electrovac Hacht & Huber 14%, Stellar Industries 13%, and Platronics Seals 10%, respectively. No other supplier accounted for 10% or more of purchases of production materials.

8. COMMITMENTS AND CONTINGENCIES

Finance lease:

In connection with the Acquisition of MEI, the Company also entered into a Lease Agreement pursuant to which it agreed to lease the facility occupied by MEI, consisting of approximately 10,926 square feet of useable office and production space in Orange County, Florida for $10,650 per month. The Lease Agreement had an initial term of three years, with two five-year renewal options. The Lease Agreement also provided the Company with an option to purchase the leased property for $1,750,000 at any time before the six-month anniversary of the Lease Agreement. The Company exercised its option and completed the purchase on May 21, 2024. Accordingly, the right of use asset and lease liability were removed and the Company recorded the previously leased facility as property, plant, and equipment. See note 9.

Under ASC 842-10-25-2 there are five criteria to determine if a lease is a finance lease, one of those criteria is if a purchase option is reasonably certain to be exercised. Since the purchase option was likely to be exercised we treated the lease as a finance lease and included the purchase price of $1,750,000 as a current liability. The Company used an imputed interest rate of 8%.

February 29, 2024
Fiscal Year Ending February 29	Amount
2024	1,750,000
Total Future Undiscounted Cash Flows	$1,750,000
Less Imputed Interest to be recognized in lease expense	-
Finance Lease Liabilities, as reported	$1,750,000

Balance Sheet Classification	February 29, 2024
Assets
Finance lease right-of-use assets, September 1, 2023	$1,744,000
Amortization for the six months ended February 29, 2024	(29,000)
Total finance lease right-of-use asset, February 29, 2024	$1,715,000
Liabilities
Current
Finance lease liability, short-term	$1,750,000
Non-current
Finance lease liability, long-term	-
Total lease liabilities	$1,750,000

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2024, we had no known material current, pending, or threatened litigation.

9. NOTES PAYABLE

On April 16, 2021, the Company closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. (the “Bank”) in the amount of $2,940,000 to fund that portion of the total purchase price, and entered into the Master Credit Agreement, a Note, a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing and Financial Covenant Agreement (the “FCA”). The loan accrues interest at a fixed rate of 3.8% per year and matures on April 15, 2031. Beginning on May 15, 2021, the Company began making monthly installments of $17,593 consisting of principal and interest. The payment and performance of the loan is secured by a security interest in the property acquired. The Master Credit Agreement contains certain representations and warranties, undertakings and events of default customary for these types of agreements. Additionally, under the terms of the FCA, the Company has agreed to maintain a fixed charge coverage ratio of at least 1.15:1.0, calculated at the end of each fiscal year, using the results of the twelve-month period ending with that reporting period, and has agreed to maintain on a consolidated basis a minimum of no less than $1,000,000 of unrestricted, unencumbered liquid assets.

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

The Company did not repurchase any shares under the stock repurchase program during the three months ended May 31, 2024 or May 31, 2023.

11. SUBSEQUENT EVENTS

Appointment of Officer

On August 12, 2024, the Board of Directors appointed Carolyn Campbell to serve as the Company’s Chief Financial Officer effective September 16, 2024.

Ms. Campbell, age 53, brings over 20 years of accounting and finance experience to the Company. Most recently, she served as Chief Financial Officer at Medmasa LLC, a private staffing company since 2022. Prior to Medmasa, Ms. Campbell served as Chief Financial Officer at Novation Companies, Inc., a public company focused on staffing businesses, from 2017 to 2022; Internal Audit Director from 2007 to 2016; and Internal Audit Senior from 2004 to 2007. Ms. Campbell holds a Bachelor of Science degree in Business Administration from the University of Central Missouri.

Carolyn Campbell Offer Letter

On July 30, 2024, the Company entered into an offer letter with Ms. Campbell to set forth the terms and conditions of Ms. Campbell’s employment as Chief Financial Officer of the Company. Ms. Campbell will receive an annual base salary of $185,000, she will be entitled to participate in the Company’s current employee benefit plans and programs, including medical, dental, vision, 401(k), and she will be eligible to receive annual discretionary bonus awards. Ms. Campbell will be allowed to work remotely with periodic travel to West Palm Beach, as needed.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024 and the Unaudited Condensed Consolidated Financial Statements and the related Notes to Unaudited Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. See Note 2 in the financial statements for the Company’s significant accounting policies. Of the Company’s accounting policies, the following are considered to be critical – Revenue Recognition and Inventories.  A discussion of these critical accounting policies are included in Note 2 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

See Note 2, “Summary of Significant Accounting Policies”, to the accompanying notes to the financial statements included in this Quarterly Report on 10-Q.

Results of Operations-Three Months Ended May 31, 2024, Compared to Three Months Ended May 31, 2023:

Net Sales. Net sales for the three months ended May 31, 2024, increased 95% to $3,967,000 as compared to $2,038,000 for the three months ended May 31, 2023. The increase in net sales was largely due to the acquisition of MEI and the release of $108,000 of sales return and allowances.

Net bookings for the three months ended May 31, 2024, decreased 42% to $2,041,000 versus $3,538,000 during the three months ended May 31, 2023 due to the variable timing on the receipt of orders. Backlog as of May 31, 2024, increased 3% to $9,413,000 as compared to a backlog of $9,133,000 as of May 31, 2023.

Cost of Sales. Cost of sales for the three months ended May 31, 2024, increased to $2,292,000 from $1,431,000 for the three months ended May 31, 2023, due to increased raw materials and labor costs related to increased net sales. Expressed as a percentage of net sales, cost of sales decreased to 58% for the three months ended May 31, 2024, from 70% for the three months ended May 31, 2023.

Gross Profit. Gross profit for the three months ended May 31, 2024, increased to $1,675,000 from $607,000 for the three months ended May 31, 2023, due to increased net sales exceeding increased costs noted above. Accordingly, gross margins expressed as a percentage of net sales increased to 42% for the three months ended May 31, 2024, as compared to 30% for the three months ended May 31, 2023.

For the three months ended May 31, 2024, we shipped 22,777 units as compared to 16,011 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $883,000 for the three months ended May 31, 2024 from $542,000 for the same period in the prior year. The increase was primarily due to increased selling costs of $62,000 related to increased revenue, $52,000 of intangible amortization, increased wages and professional fees, and the addition of SG&A costs at MEI. During the three months ended May 31, 2024, selling, general and administrative expenses as a percentage of net sales was 22% as compared to 27% for the three months ended May 31, 2023.

Operating Income. Operating income for the three months ended May 31, 2024, increased to $792,000 as compared to operating income of $65,000 for the three months ended May 31, 2023. This increase is due primarily to increased net sales exceeding increased cost of sales as described above.

Other Income (Loss). Interest income decreased to $5,000 for the three months ended May 31, 2024, as compared to $14,000 for the three months ended May 31, 2023. Interest expense increased to ($50,000) for the three months ended May 31, 2024, as compared to $(27,000) for the three months ended May 31, 2023. Dividend income increased to $16,000 for the three months ended May 31, 2024, as compared to $1,000 for the three months ended May 31, 2023. Realized gains on investments for the three months ended May 31, 2024, decreased to $11,000 as compared to $122,000 for the three months ended May 31, 2023. Unrealized gains (losses) on investments for the three months ended May 31, 2024 were $27,000 due to market price changes in the company’s common stock investments as compared to a loss of ($346,000) for the three months ended May 31, 2023.

Income Taxes. Income taxes for the three months ended May 31, 2024, increased to ($212,000) as compared to $0 for the three months ended May 31, 2023. This increase is due to the company being profitable in the quarter and to no longer maintaining a valuation allowance on its deferred tax assets.

Net Income (Loss). Net income (loss) for the three months ended May 31, 2024, increased to $589,000 as compared to a net loss of ($171,000) for the three months ended May 31, 2023. This increase is primarily due to increased operating income arising largely from an increase in net sales in the quarter ended May 31, 2024.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $714,000 for the three months ended May 31, 2024 primarily reflecting net income of $589,000, an increase in accounts payable of $397,000, a decrease in accounts receivable of $335,000, a decrease in net deferred taxes of $146,000, and depreciation of $135,000, partially offset by a decrease in customer deposits of $475,000 and an increase in inventories of $360,000.

Net cash used in operating activities was ($5,000) for the three months ended May 31, 2023 primarily reflecting net loss of $171,000, an increase in accounts receivable of $407,000 and an increase in prepaid expenses and other assets of $117,000 partially offset by net realized and unrealized losses of $224,000, decrease in inventories of $140,000, increase in accounts payable of $125,000 and depreciation of $123,000.

Investing Activities:

Net cash used in investing activities was ($1,864,000) for the three months ended May 31, 2024 principally reflecting ($1,750,000) in purchases of property and equipment related to the MEI facility.

Net cash provided by investing activities was $182,000 for the three months ended May 31, 2023 principally reflecting $237,000 in proceeds from the sale of marketable securities offset by $43,000 of purchases of marketable securities and $12,000 in purchases of property and equipment.

Financing Activities:

Net cash provided by financing activities was $1,337,000 for the three months ended May 31, 2024 principally reflecting $1,400,000 in proceeds from mortgage loan.

Net cash used in financing activities was ($29,000) for the three months ended May 31, 2023 reflecting ($27,000) in principal payments on the mortgage loan.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs for the next twelve months. Available cash and cash equivalents as of July 31, 2024 was approximately $2.7 million.

At May 31, 2024 and February 29, 2024, we had cash and cash equivalents of approximately $2,404,000 and $2,217,000, respectively. The increase for the three months ended May 31, 2024, was primarily due to cash from operating activities.

At May 31, 2024 and February 29, 2024, we had investments in securities of approximately $967,000 and $904,000, respectively.

At May 31, 2024 and February 29, 2024, we had working capital of $8,353,000 and $6,227,000, respectively. The increase for the three months ended May 31, 2024 was due primarily to termination of the finance lease liability due to purchasing the property and cash provided in financing activities.

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements”. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects and potential strategic transactions. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 29, 2024, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

•	Changes in government policy or economic conditions or technology or reduction in government spending to which our business relates could negatively impact our results.
•	Our inventories may become obsolete and other assets may be subject to risks.
•	Environmental regulations could require us to incur significant costs.
•	Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.
•	Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.
•	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
•

Uncertainty of current economic conditions, domestically and globally, including the risk of a recession in the U.S. or elsewhere, could adversely affect demand for our products and negatively impact our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2024 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024 under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended May 31, 2024.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2024, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2024, which could materially affect our business, financial condition or future results.

ITEM 6. EXHIBITS

		Incorporated by			Filed or
		Reference			Furnished
Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation	10-K	2/28/1993	-
3.2	Amended and Restated By-laws of Solitron Devices, Inc.	8-K	7/27/2016	3.1
10.1	Loan Agreement dated May 21, 2024, between Bank of America, N.A. and Solitron Devices, Inc.	8-K	5/24/2024	10.1
10.2	Promissory Note dated May 21, 2024, issued by Solitron Devices, Inc. in favor of Bank of America, N.A.	8-K	5/24/2024	10.2
10.3	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated May 21, 2024, by Micro Engineering, Inc.	8-K	5/24/2024	10.3
10.4	Continuing and Unconditional Guaranty by Micro Engineering, Inc. dated May 21, 2024.	8-K	5/24/2024	10.4
31.1	Certification of Chief Executive Officer and Chief Financial Officer (302)				Filed
32.1	Certification of Chief Executive Officer and Chief Financial Officer (906)				Furnished
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document..				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: August 13, 2024	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer,
and Chief Financial Officer

