Form 10-Q
period 2024-08-31
SOLITRON DEVICES INC
filed 2024-10-15
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 11, 2024, was 2,083,436.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF AUGUST 31, 2024 AND FEBRUARY 29, 2024
(in thousands, except for share and per share amounts)
	August 31, 2024	February 29, 2024
	unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,303	$2,217
Marketable securities	901	904
Accounts receivable	2,197	2,826
Inventories, net	4,221	4,132
Prepaid expenses and other current assets	592	532
TOTAL CURRENT ASSETS	11,214	10,611

Property, plant and equipment, net	8,841	7,356
Finance lease, right of use asset	-	1,715
Intangible assets	3,009	3,114
Deferred tax asset	1,685	1,837
Other assets	151	107
TOTAL ASSETS	$24,900	$24,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$819	$439
Customer deposits	252	539
Accrued contingent consideration, current	516	465
Finance lease liability	-	1,750
Mortgage loans, current portion	146	111
Accrued expenses and other current liabilities	990	1,080
TOTAL CURRENT LIABILITIES	2,723	4,384

Accrued contingent consideration, non-current	662	751
Mortgage loans, net of current portion	3,841	2,537
TOTAL LIABILITIES	7,226	7,672

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $0.01 par value, authorized 10,000,000 shares, 2,083,436 shares outstanding, net of 487,827 treasury shares at August 31, 2024 and 2,083,436 shares outstanding, net of 487,827 treasury shares at February 29, 2024, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	17,231	16,625
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	17,674	17,068
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,900	$24,740

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2024 AND AUGUST 31, 2023
(in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended	For The Six Months ended	For The Six Months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	unaudited	unaudited	unaudited	unaudited
Net sales	$3,581	$2,579	$7,548	$4,617
Cost of sales	2,843	1,682	5,135	3,113

Gross profit	738	897	2,413	1,504

Selling, general and administrative expenses	688	614	1,571	1,156

Operating income	50	283	842	348

Other income (loss)
Interest income	1	6	6	20
Interest expense	(77)	(26)	(127)	(53)
Dividend income	6	18	22	19
Realized gain on investments	22	210	33	332
Unrealized gain (loss) on investments	21	(291)	48	(637)
Total other (loss)	(27)	(83)	(18)	(319)

Net income (loss) before tax	$23	$200	$824	$29
Income taxes	(6)	-	(218)	-
Net income (loss)	$17	$200	$606	$29

Net income (loss) per common share - basic and diluted	$0.01	$0.10	$0.29	$0.01

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,436	2,083,436	2,083,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2024 AND AUGUST 31, 2023
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,824	$11,267
Net (loss)	-	-	-	-	-	(171)	(171)
Balance, May 31, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,653	$11,096

Net Income	-	-	-	-	-	200	200
Balance, August 31, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,853	$11,296

Balance, February 29, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$16,625	$17,068
Net Income	-	-	-	-	-	589	589
Balance, May 31, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,214	$17,657

Net Income	-	-	-	-	-	17	17
Balance, August 31, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,231	$17,674

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2024 AND AUGUST 31, 2023
(unaudited, in thousands)
	Six Months	Six months
	ended	ended
	August 31, 2024	August 31, 2023

Net income	$606	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	277	244
Amortization of intangibles	105	-
Net realized and unrealized (losses) on investments	(81)	305
Accrued interest income on short-term investments	-	(16)
Accrued interest expense on contingent consideration	52	-
Change in net deferred taxes	152	-
Changes in Operating Assets and Liabilities:
Accounts receivable	629	(168)
Inventories	(89)	339
Prepaid expenses and other current assets	(60)	(82)
Other assets, non-current	(44)	-
Accounts payable	380	232
Customer deposits	(287)	46
Accrued expenses, other current and non-current liabilities	(90)	41
Net cash provided by operating activities	1,549	970

Investing activities
Proceeds from sale of marketable securities	500	882
Purchases of marketable securities	(416)	(43)
Maturities of short-term investments	-	1,000
Cash paid for acquisition, contingent consideration	(89)	-
Purchases of property and equipment	(1,762)	(102)
Net cash provided by (used in) investing activities	(1,767)	1,737

Financing activities
Payments on finance lease liabilities	(35)	(3)
Proceeds from mortgage loan	1,400	-
Principal payments on mortgage loan	(61)	(53)
Net cash provided by (used in) financing activities	1,304	(56)

Net increase in cash and cash equivalents	1,086	2,651
Cash and cash equivalents - beginning of the year	2,217	1,447
Cash and cash equivalents - end of period	$3,303	$4,098

Non-cash transactions
Financing right of use asset and liability extinguished	$1,744	$-

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$61	$53

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended August 31, 2024 are not necessarily indicative of the results to be expected for the year ending February 28, 2025.

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

The following table summarizes the Company’s marketable securities:

August 31, 2024		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$530,000	$374,000	$(3,000)	$901,000

February 29, 2024		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$581,000	$375,000	$(52,000)	$904,000

At August 31, 2024 and February 29, 2024, the deferred tax liability related to unrecognized gains and losses on short-term investments was approximately $98,000 and $86,000, respectively.

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

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The table below shows the Company’s marketable securities as of August 31, 2024 and February 29, 2024:

August 31, 2024	Level 1	Level 2	Level 3	Total
Common Stocks	$901,000	$-	$-	$901,000

February 29, 2024	Level 1	Level 2	Level 3	Total
Common Stocks	$904,000	$-	$-	$904,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments.  The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances and do not bear interest.  The Company regularly monitors and assesses its risk of not collecting amounts owed by customers.  At each balance sheet date, the Company recognizes an expected allowance for credit losses.  In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded.  This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible. The accounts receivable balance as of August 31, 2024, and February 29, 2024, was $2,197,000 and $2,826,000, respectively.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables.  This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company.  The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment has remained consistent since the Company’s inception.  The allowance for credit losses was $0 as of August 31, 2024, and February 29, 2024, respectively.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery.  If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery, in accordance with the Company’s accounting policy election. The total amount of write-offs for the six months ended August 31, 2024, and August 31, 2023 was $0.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts.  As of August 31, 2024, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $1,091,000 at August 31, 2024, as compared to $1,007,000 at February 29, 2024.  With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.”  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.  The Company had no common stock equivalents outstanding during the three and six months ended August 31, 2024 and August 31, 2023; therefore, there is no effect from dilution on earnings per share.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components.    For the three and six months ended August 31, 2024, the Company purchased $57,000 and $90,000 of die, respectively and $0 of used equipment from ES Components.  For the three and six months ended August 31, 2023, the Company purchased $13,000 and $33,000 of die, respectively and $0 of used equipment from ES Components.  The Company has included the expenses related to die in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company occasionally makes sales to ES Components.  For the three and six months ended August 31, 2024 and August 31, 2023, sales were $0.

Stock based compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the three and six months ended August 31, 2024 or August 31, 2023.

3. REVENUE RECOGNITION

Sales returns and allowances accrual activity is shown below for the three and six months ended August 31, 2024, and August 31, 2023, respectively,:

	Fiscal quarters ended		Six fiscal months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Beginning Balance	$363,000	$471,000	$471,000	$471,000
Accrued Allowances	-	-	(108,000)	-
Credits Issued	-	-	-	-
Ending Balance	$363,000	$471,000	$363,000	$471,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement.  As of August 31, 2024, and February 29, 2024, the inventory balance at that distributor was believed to be $1,356,000 and $1,454,000, respectively.  Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination.  Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4. INVENTORIES

As of August 31, 2024, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,891,000	$(486,000)	$2,405,000
Work-In-Process	5,097,000	(3,889,000)	1,208,000
Finished Goods	1,081,000	(473,000)	608,000
Totals	$9,069,000	$(4,848,000)	$4,221,000

As of February 29, 2024, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,492,000	$(441,000)	$2,051,000
Work-In-Process	5,274,000	(3,894,000)	1,380,000
Finished Goods	1,150,000	(449,000)	701,000
Totals	$8,916,000	$(4,784,000)	$4,132,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $257,000 as of August 31, 2024 and $332,000 as of February 29, 2024.  As of August 31, 2024, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2024, and February 29, 2024, accrued expenses and other current liabilities consist of the following:

	August 31, 2024	February 29, 2024
Payroll and related employee benefits	$535,000	$449,000
Legal fees	3,000	21,000
Property, sales, and franchise taxes	89,000	25,000
Return allowance	363,000	471,000
Other liabilities	-	114,000
Totals	$990,000	$1,080,000

6. DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities.  Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2024, and August 31, 2023, respectively are as follows:

Geographic Region	August 31, 2024	August 31, 2023
Europe and Australia	$2,000	$-
Canada and Latin America	-	1,000
Far East and Middle East	-	-
United States	3,579,000	2,578,000
Totals	$3,581,000	$2,579,000

For the three months ended August 31, 2024 and August 31, 2023, approximately 54% and 95%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 46% and 5%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Revenues from domestic and export sales to unaffiliated customers for the six months ended August 31, 2024, and August 31, 2023, respectively are as follows:

Geographic Region	August 31, 2024	August 31, 2023
Europe and Australia	$33,000	$3,000
Canada and Latin America	-	1,000
Far East and Middle East	-	-
United States	7,515,000	4,613,000
Totals	$7,548,000	$4,617,000

For the six months ended August 31, 2024 and August 31, 2023, approximately 54% and 90%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 46% and 10%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended August 31, 2024, and August 31, 2023, respectively are as follows:

Customer	August 31, 2024	Customer	August 31, 2023
1. Conmed Linvatec	42%	1. RTX (Raytheon)	50%
2. RTX (Raytheon)	27%	2. L3Harris	11%
3. L3Harris	14%	3. US Government	10%
Totals	83%	Totals	71%

Customers who contributed ten percent or more of revenues for the six months ended August 31, 2024 and August 31, 2023, respectively are as follows:

Customer	August 31, 2024	Customer	August 31, 2023
1. Conmed Linvatec	37%	1. RTX (Raytheon)	50%
2. RTX (Raytheon)	25%	2. L3Harris	15%
3. L3Harris	13%
Totals	75%	Totals	65%

7. MAJOR SUPPLIERS

For the three months ended August 31, 2024, Ametek accounted for 33% of production materials, and Wuxi Streamtek 13%, respectively.   No other supplier accounted for 10% or more of purchases of production materials.

For the six months ended August 31, 2024, Ametek accounted for 38% of production materials, and Future Electronics 10%, respectively.   No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended August 31, 2023, Wuxi Streamtek accounted for 27% of production materials, Littlefuse 19%, Platronics Seals 17%, and Kyocera International 13%, respectively.  No other supplier accounted for 10% or more of purchases of production materials.

For the six months ended August 31, 2023, Wuxi Streamtek accounted for 35% of production materials, Platronics Seals 14%, and ES Components 13%, respectively.   No other supplier accounted for 10% or more of purchases of production materials.

8. COMMITMENTS AND CONTINGENCIES

Finance lease:

In connection with the Acquisition of MEI, the Company also entered into a Lease Agreement pursuant to which it agreed to lease the facility occupied by MEI, consisting of approximately 10,926 square feet of useable office and production space in Orange County, Florida for $10,650 per month. The Lease Agreement had an initial term of three years, with two five-year renewal options. The Lease Agreement also provided the Company with an option to purchase the leased property for $1,750,000 at any time before the six-month anniversary of the Lease Agreement. The Company exercised its option and completed the purchase on May 21, 2024. Accordingly, the right of use asset and lease liability were removed and the Company recorded the previously leased facility as property, plant, and equipment. See note 9 for the mortgage terms related to this purchase.

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

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2024, we had no known material current, pending, or threatened litigation.

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

Pursuant to the loan documentation, the Bank has advanced $1,400,000 to the Company for the purchase of the Micro Property. The Company agreed to pay installments of principal and interest in the amount of $10,444 on the first day of each month, commencing on July 1, 2024, and continuing on the same day of each calendar month thereafter, through May 1, 2034. The Company agreed to pay all remaining outstanding principal, together with all then accrued and unpaid interest, on May 31, 2034. The outstanding principal amount of the loan may be prepaid at any time with accrued interest and the interest payment that would have accrued through the term of the loan with respect to the prepayment amount. The loan is scheduled to mature on May 31, 2034. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 6.39% per annum.

As of August 31, 2024, principal payments on the notes payable are as follows for the fiscal years ended February 28/29:

Total Principal Payments
2025	$73
2026	152
2027	159
2028	166
2029	174
thereafter	3,263
Total principal payments	$3,987

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

The Company did not repurchase any shares under the stock repurchase program during the three or six months ended August 31, 2024 or August 31, 2023.

11. SUBSEQUENT EVENTS

On October 14, 2024, the board of directors of the company increased the authorized stock repurchase program to $2.0 million.

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

Results of Operations-Three Months Ended August 31, 2024, Compared to Three Months Ended August 31, 2023:

Net Sales. Net sales for the three months ended August 31, 2024, increased 39% to $3,581,000 as compared to $2,579,000 for the three months ended August 31, 2023.  The increase in net sales was largely due to the acquisition of MEI.

Net bookings for the three months ended August 31, 2024, decreased 21% to $1,752,000 versus $2,231,000 during the three months ended August 31, 2023 due to the variable timing on the receipt of orders.    Backlog as of August 31, 2024, decreased 14% to $7,572,000 as compared to a backlog of $8,785,000 as of August 31, 2023.

Cost of Sales. Cost of sales for the three months ended August 31, 2024, increased to $2,843,000 from $1,682,000 for the three months ended August 31, 2023, due to increased raw materials and labor costs related to increased net sales and the cost to scrap materials due to a plating supplier’s quality issue.  Expressed as a percentage of net sales, cost of sales increased to 79% for the three months ended August 31, 2024, from 65% for the three months ended August 31, 2023.

Gross Profit.  Gross profit for the three months ended August 31, 2024, decreased to $738,000 from $897,000 for the three months ended August 31, 2023, due to increased costs noted above.  Accordingly, gross margins expressed as a percentage of net sales decreased to 21% for the three months ended August 31, 2024, as compared to 35% for the three months ended August 31, 2023.

For the three months ended August 31, 2024, we shipped 16,120 units as compared to 19,134 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $688,000 for the three months ended August 31, 2024 from $614,000 for the same period in the prior year.  The increase was primarily due to intangible amortization of $52,000 related to the acquisition of MEI.  During the three months ended August 31, 2024, selling, general and administrative expenses as a percentage of net sales was 19% as compared to 24% for the three months ended August 31, 2023.

Operating Income.  Operating income for the three months ended August 31, 2024, decreased to $50,000 as compared to operating income of $283,000 for the three months ended August 31, 2023. This decrease is due primarily to increased cost of sales as described above.

Other Income (Loss). Interest income decreased to $1,000 for the three months ended August 31, 2024, as compared to $6,000 for the three months ended August 31, 2023.  Interest expense increased to ($77,000) for the three months ended August 31, 2024, as compared to $(26,000) for the three months ended August 31, 2023.  Dividend income decreased to $6,000 for the three months ended August 31, 2024, as compared to $18,000 for the three months ended August 31, 2023.    Realized gains on investments for the three months ended August 31, 2024, decreased to $22,000 as compared to $210,000 for the three months ended August 31, 2023.  Unrealized gains (losses) on investments for the three months ended August 31, 2024, were $21,000 due to market price changes in the company’s common stock investments as compared to a loss of ($291,000) for the three months ended August 31, 2023.

Income Taxes. Income taxes for the three months ended August 31, 2024, increased to $6,000 as compared to $0 for the three months ended August 31, 2023.

Net Income (Loss). Net income (loss) for the three months ended August 31, 2024, decreased to $17,000 as compared to net income of $200,000 for the three months ended August 31, 2023.  This decrease is primarily due to increased cost of sales in the quarter ended August 31, 2024, as noted above.

Results of Operations-Six Months Ended August 31, 2024, Compared to Six Months Ended August 31, 2023:

Net Sales. Net sales for the six months ended August 31, 2024, increased 63% to $7,548,000 as compared to $4,617,000 for the six months ended August 31, 2023.  The increase in net sales was largely due to the acquisition of MEI.

Net bookings for the six months ended August 31, 2024, decreased 34% to $3,780,000 versus $5,769,000 during the six months ended August 31, 2023.    Backlog as of August 31, 2024, decreased 14% to $7,572,000 as compared to a backlog of $8,785,000 as of August 31, 2023.

Cost of Sales. Cost of sales for the six months ended August 31, 2024, increased to $5,135,000 from $3,113,000 for the six months ended August 31, 2023, due to increased raw materials and direct labor costs associated with increased net sales along with the costs to scrap materials due to a plating supplier’s quality issue.   Expressed as a percentage of net sales, cost of sales increased to 68% for the six months ended August 31, 2024, from 67% for the six months ended August 31, 2023.

Gross Profit.  Gross profit for the six months ended August 31, 2024, increased to $2,413,000 from $1,504,000 for the six months ended August 31, 2023, due primarily to increased sales.  Gross margins expressed as a percentage of net sales decreased to 32% for the six months ended August 31, 2024, as compared to 33% for the six months ended August 31, 2023.

For the six months ended August 31, 2024, we shipped 38,897 units as compared to 35,145 units shipped during the same period of the prior year.  It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $1,571,000 for the six months ended August 31, 2024, from $1,156,000 for the same period in the prior year.  The increase was primarily due to SG&A costs at MEI, intangible amortization of $105,000 due to the acquisition of MEI, $63,000 of increased selling expenses, and $63,000 of increased wages.   During the six months ended August 31, 2024, and August 31, 2023, selling, general and administrative expenses as a percentage of net sales was 21% and 25%, respectively.

Operating Income.  Operating income for the six months ended August 31, 2024, increased to $842,000 as compared to operating income of $348,000 for the six months ended August 31, 2023. This increase is due primarily to increased sales partially offset by increased cost of sales and increased selling, general and administrative expenses as described above.

Other Income (Loss). Interest income decreased to $6,000 for the six months ended August 31, 2024, as compared to $20,000 for the six months ended August 31, 2023.    Interest expense increased to ($127,000) for the six months ended August 31, 2024, as compared to $(53,000) for the six months ended August 31, 2023.  Dividend income increased to $22,000 for the six months ended August 31, 2024, as compared to $19,000 for the six months ended August 31, 2023.    Realized gains on investments for the six months ended August 31, 2024 decreased to $33,000 as compared to $332,000 for the six months ended August 31, 2023.  Unrealized gains (loss) on investments for the six months ended August 31, 2024, were $48,000 as compared to (loss) of ($637,000) for the six months ended August 31, 2023.

Income Taxes. Income taxes for the six months ended August 31, 2024, increased to ($218,000) as compared to $0 for the six months ended August 31, 2023.  This increase is due to the company being profitable in the six month period and to no longer maintaining a valuation allowance on its deferred tax assets.

Net Income. Net income for the six months ended August 31, 2024, increased to $606,000 as compared to net income of $29,000 for the six months ended August 31, 2023.  This increase is due primarily to increased operating income due to increased sales and decreased other income (loss).

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $1,549,000 for the six months ended August 31, 2024, primarily reflecting net income of $606,000, a decrease in accounts receivable of $629,000, an increase in accounts payable of $380,000, depreciation of $277,000, a change in net deferred taxes of $152,000, and amortization of intangibles of $105,000 partially offset by decreased customer deposits of $287,000, a decrease in accrued expenses of $90,000 and an increase in inventories of $89,000.

Net cash provided by operating activities was $970,000 for the six months ended August 31, 2023, primarily reflecting net income of $29,000, net realized and unrealized losses of $305,000, a decrease in inventories of $339,000, and depreciation of $244,000 partially offset by an increase in accounts receivable of $168,000 and an increase in prepaid expenses and other assets of $82,000.

Investing Activities:

Net cash used in investing activities was ($1,767,000) for the six months ended August 31, 2024, principally reflecting $1,762,000 in purchases of property and equipment, $416,000 in purchases of marketable securities, and $89,000 of cash paid for acquisition, contingent consideration, partially offset by proceeds from the sale of marketable securities of $500,000.

Net cash provided by in investing activities was $1,737,000 for the six months ended August 31, 2023, principally reflecting $1,000,000 in maturities of short-term investments and $882,000 in proceeds from the sale of marketable securities offset by $43,000 of purchases of marketable securities and $102,000 in purchases of property and equipment.

Financing Activities:

Net cash provided by financing activities was $1,304,000 for the six months ended August 31, 2024, reflecting $1,400,000 in proceeds from mortgage loan offset by $61,000 in principal payments on the mortgage loan and $35,000 in payments on finance lease liabilities.

Net cash used in financing activities was ($56,000) for the six months ended August 31, 2023, reflecting $53,000 in principal payments on the mortgage loan and $3,000 in payments on finance lease liabilities.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary.  We anticipate that our capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs for the next twelve months. Available cash and cash equivalents as of September 30, 2024 was approximately $3.0 million.

At August 31, 2024 and February 29, 2024, we had cash and cash equivalents of approximately $3,303,000 and $2,217,000, respectively. The increase for the six months ended August 31, 2024, was primarily due to cash from operating activities.

At August 31, 2024 and February 29, 2024, we had investments in securities of approximately $901,000 and $904,000, respectively.

At August 31, 2024 and February 29, 2024, we had working capital of $8,475,000 and $6,227,000, respectively.  The increase for the six months ended August 31, 2024 was due primarily to termination of the finance lease liability due to purchasing the property and cash provided in financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2024 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024 under “Management’s Report on Internal Control over Financial Reporting”.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three and six months ended August 31, 2024.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2024, we had no known material current, pending, or threatened litigation.

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

SOLITRON DEVICES, INC.

Date: October 15, 2024	/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer

Date: October 15, 2024	/s/ Carolyn Campbell
Carolyn Cambell
Chief Financial Officer

