Form 10-Q
period 2024-11-30
SOLITRON DEVICES INC
filed 2025-01-14
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 10, 2025, was 2,083,436.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF November 30, 2024 AND February 29, 2024
(in thousands, except for share and per share amounts)

	November 30, 2024	February 29, 2024
	unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,727	$2,217
Marketable securities	1,023	904
Accounts receivable	1,793	2,826
Inventories, net	3,998	4,132
Prepaid expenses and other current assets	333	532
TOTAL CURRENT ASSETS	10,874	10,611

Property, plant and equipment, net	8,724	7,356
Finance lease, right of use asset	-	1,715
Intangible assets	2,957	3,114
Deferred tax asset	1,590	1,837
Other assets	253	107
TOTAL ASSETS	$24,398	$24,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$391	$439
Customer deposits	63	539
Accrued contingent consideration, current	542	465
Finance lease liability	-	1,750
Mortgage loans, current portion	151	111
Accrued expenses and other current liabilities	845	1,080
TOTAL CURRENT LIABILITIES	1,992	4,384

Accrued contingent consideration, non-current	663	751
Mortgage loans, net of current portion	3,803	2,537
TOTAL LIABILITIES	6,458	7,672

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,083,436 shares outstanding, net of 487,827 treasury shares at November 30, 2024 and 2,083,436 shares outstanding, net of 487,827 treasury shares at February 29, 2024, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	17,497	16,625
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	17,940	17,068
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,398	$24,740

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE three and nine months ended November 30, 2024 AND November 30, 2023
(in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended	For The Nine Months ended	For The Nine Months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
	unaudited	unaudited	unaudited	unaudited
Net sales	$3,369	$4,136	$10,917	$8,753
Cost of sales	2,368	3,059	7,503	6,172

Gross profit	1,001	1,077	3,414	2,581

Selling, general and administrative expenses	675	859	2,246	2,015

Operating income	326	218	1,168	566

Other income (loss)
Interest income	-	12	6	32
Interest expense	(67)	(55)	(194)	(108)
Dividend income	12	-	34	19
Realized gain on investments	13	-	46	332
Unrealized gain (loss) on investments	78	(108)	126	(745)
Other income	-	19	-	19
Total other (loss)	36	(132)	18	(451)

Net income (loss) before tax	$362	$86	$1,186	$115
Income taxes	(96)	-	(314)	-
Net income (loss)	$266	$86	$872	$115

Net income (loss) per common share - basic and diluted	$0.13	$0.04	$0.42	$0.06

Weighted average shares outstanding - basic and diluted	2,083,436	2,083,436	2,083,436	2,083,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
FOR THE three and nine months ended November 30, 2024 AND November 30, 2023
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, February 28, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,824	$11,267
Net (loss)	-	-	-	-	-	(171)	(171)
Balance, May 31, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,653	$11,096

Net Income	-	-	-	-	-	200	200
Balance, August 31, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,853	$11,296

Net Income	-	-	-	-	-	86	86
Balance, November 30, 2023	2,571,263	(487,827)	$21	$1,834	$(1,412)	$10,939	$11,382

Balance, February 29, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$16,625	$17,068
Net Income	-	-	-	-	-	589	589
Balance, May 31, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,214	$17,657

Net Income	-	-	-	-	-	17	17
Balance, August 31, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,231	$17,674

Net Income	-	-	-	-	-	266	266
Balance, November 30, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,497	$17,940

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE nine months ended November 30, 2024 AND November 30, 2023
(unaudited, in thousands)

	Nine Months	Nine Months
	ended	ended
	November 30, 2024	November 30, 2023

Net income	$872	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	420	393
Amortization of intangibles	157	14
Net realized and unrealized (losses) on investments	(174)	413
Accrued interest income on short-term investments	-	(16)
Accrued interest expense on contingent consideration	77	26
Change in net deferred taxes	248	-
Changes in Operating Assets and Liabilities:
Accounts receivable	1,033	(1,171)
Inventories	134	693
Prepaid expenses and other current assets	199	(5)
Other assets, non-current	(147)	42
Accounts payable	(48)	481
Customer deposits	(475)	260
Accrued expenses, other current and non-current liabilities	(236)	115
Net cash provided by operating activities	2,060	1,360

Investing activities
Proceeds from sale of marketable securities	647	882
Purchases of marketable securities	(592)	(70)
Maturities of short-term investments	-	1,000
Cash paid for acquisition, contingent consideration	(88)	(2,465)
Purchases of property and equipment	(1,788)	(162)
Net cash provided by (used in) investing activities	(1,821)	(815)

Financing activities
Payments on finance lease liabilities	(35)	(3)
Proceeds from mortgage loan	1,400	-
Principal payments on mortgage loan	(94)	(80)
Net cash provided by (used in) financing activities	1,271	(83)

Net increase in cash and cash equivalents	1,510	462
Cash and cash equivalents - beginning of the year	2,217	1,447
Cash and cash equivalents - end of period	$3,727	$1,909

Non-cash transactions
Financing right of use asset and liability extinguished	$1,744	$1,744

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$94	$53

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended November 30, 2024 are not necessarily indicative of the results to be expected for the year ending February 28, 2025.

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

The following table summarizes the Company’s marketable securities:

November 30, 2024		Gross	Gross
		Unrealized	Unrealized
Marketable Securities:	Cost	Gains	Losses	Fair Value
Common Stocks	$574,000	$454,000	$(5,000)	$1,023,000

February 29, 2024		Gross	Gross
		Unrealized	Unrealized
Marketable Securities:	Cost	Gains	Losses	Fair Value
Common Stocks	$581,000	$375,000	$(52,000)	$904,000

At November 30, 2024 and February 29, 2024, the deferred tax liability related to unrecognized gains and losses on short-term investments was approximately $119,000 and $86,000, respectively.

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

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The table below shows the Company’s marketable securities as of November 30, 2024 and February 29, 2024:

November 30, 2024	Level 1	Level 2	Level 3	Total
Common Stocks	$1,023,000	$-	$-	$1,023,000

February 29, 2024	Level 1	Level 2	Level 3	Total
Common Stocks	$904,000	$-	$-	$904,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances and do not bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible. The accounts receivable balance as of November 30, 2024, and February 29, 2024, was $1,793,000 and $2,826,000, respectively.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment has remained consistent since the Company’s inception. The allowance for credit losses was $0 as of November 30, 2024, and February 29, 2024.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery, in accordance with the Company’s accounting policy election. The total amount of write-offs for the nine months ended November 30, 2024, and  November 30, 2023 was $0.

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

Building (years)	39
Building Improvements (years)	15
Leasehold Improvements	Shorter of 10 years or life of lease
Machinery and Equipment (years)	5

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of November 30, 2024, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $677,000 at November 30, 2024, as compared to $1,007,000 at February 29, 2024. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no common stock equivalents outstanding during the three and nine months ended November 30, 2024 and November 30, 2023; therefore, there is no effect from dilution on earnings per share.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components. For the three and nine months ended November 30, 2024, the Company purchased $0 and $90,000 of die, respectively and $0 of used equipment from ES Components. For the three and nine months ended November 30, 2023, the Company purchased $24,000 and $57,000 of die, respectively and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company occasionally makes sales to ES Components. For the three and nine months ended November 30, 2024 and November 30, 2023, sales were $0.

Stock based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the three and nine months ended November 30, 2024 or November 30, 2023.

3.	REVENUE RECOGNITION

Sales returns and allowances accrual activity is shown below for the three and nine months ended November 30, 2024, and November 30, 2023, respectively:

	Fiscal quarters ended		Nine fiscal months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Beginning Balance	$363,000	$471,000	$471,000	$471,000
Accrued Allowances	(33,000)	-	(141,000)	-
Credits Issued	-	-	-	-
Ending Balance	$330,000	$471,000	$330,000	$471,000

As mentioned in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement. As of November 30, 2024, and February 29, 2024, the inventory balance at that distributor was believed to be $1,281,000 and $1,454,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4.	INVENTORIES

As of November 30, 2024, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,589,000	$(482,000)	$2,107,000
Work-In-Process	5,160,000	(3,883,000)	1,277,000
Finished Goods	1,098,000	(484,000)	614,000
Totals	$8,847,000	$(4,849,000)	$3,998,000

As of February 29, 2024, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,492,000	$(441,000)	$2,051,000
Work-In-Process	5,274,000	(3,894,000)	1,380,000
Finished Goods	1,150,000	(449,000)	701,000
Totals	$8,916,000	$(4,784,000)	$4,132,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $246,000 as of November 30, 2024 and $332,000 as of February 29, 2024. As of November 30, 2024, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of November 30, 2024, and February 29, 2024, accrued expenses and other current liabilities consist of the following:

	November 30, 2024	February 29, 2024
Payroll and related employee benefits	$415,000	$449,000
Legal fees	27,000	21,000
Property, sales, and franchise taxes	73,000	25,000
Return allowance	330,000	471,000
Other liabilities	-	114,000
Totals	$845,000	$1,080,000

6.	DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2024, and November 30, 2023, respectively are as follows:

Geographic Region	November 30, 2024	November 30, 2023
Europe and Australia	$13,000	$1,000
Canada and Latin America	-	1,000
Far East and Middle East	-	-
United States	3,356,000	4,134,000
Totals	$3,369,000	$4,136,000

For the three months ended November 30, 2024 and November 30, 2023, approximately 55% and 64%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 45% and 36%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Revenues from domestic and export sales to unaffiliated customers for the nine months ended November 30, 2024, and November 30, 2023, respectively are as follows:

Geographic Region	November 30, 2024	November 30, 2023
Europe and Australia	$46,000	$4,000
Canada and Latin America	-	2,000
Far East and Middle East	-	-
United States	10,871,000	8,747,000
Totals	$10,917,000	$8,753,000

For the nine months ended November 30, 2024 and November 30, 2023, approximately 55% and 78%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 45% and 22%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended November 30, 2024, and November 30, 2023, respectively are as follows:

Customer	November 30, 2024	Customer	November 30, 2023
1. RTX (Raytheon)	41%	1. ConMed Linvatec	29%
2. ConMed Linvatec	31%	2. RTX (Raytheon)	28%
		3. L3Harris	19%
Totals	72%	Totals	76%

Customers who contributed ten percent or more of revenues for the nine months ended November 30, 2024 and November 30, 2023, respectively are as follows:

Customer	November 30, 2024	Customer	November 30, 2023
1. ConMed Linvatec	35%	1. RTX (Raytheon)	39%
2. RTX (Raytheon)	31%	2. L3Harris	17%
		3. ConMed Linvatec	14%
Totals	66%	Totals	70%

7.	MAJOR SUPPLIERS

For the three months ended November 30, 2024, the Company utilized three suppliers who in total provided 46% of the production materials. Individually, these suppliers accounted for 22%, 13% and 11% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

For the nine months ended November 30, 2024, the Company utilized two suppliers who in total provided 56% of the production materials. Individually, these suppliers accounted for 42% and 14% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended November 30, 2023, the Company utilized two suppliers who in total provided 43% of the production materials. Individually, these suppliers accounted for 23% and 22% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

For the nine months ended November 30, 2023, the Company utilized four suppliers who in total provided 60% of the production materials. Individually, these suppliers accounted for 20%, 17%, 13% and 10% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

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

Under ASC 842-10-25-2 there are five criteria to determine if a lease is a finance lease, one of those criteria is if a purchase option is reasonably certain to be exercised. Since the purchase option was likely to be exercised, we treated the lease as a finance lease and included the purchase price of $1,750,000 as a current liability. The Company used an imputed interest rate of 8%.

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

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2024, we had no known material current, pending, or threatened litigation.

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

On May 21, 2024, Micro Engineering, Inc., a wholly owned subsidiary of Solitron purchased the property and facilities occupied by the Company, located at 401 Roger Williams Road, Apopka, Florida (the “Micro Property”), for a purchase price of $1,750,000. Micro Engineering, Inc. previously occupied the Micro Property under a commercial lease agreement dated September 1, 2023, which provided the Company with an option to purchase the Micro Property for $1,750,000 at any time before the six-month anniversary of the lease agreement. In addition, on May 21, 2024, the Company entered into a Loan Agreement with Bank of America, N.A. (“the Bank”) with respect to the Company’s acquisition of the Micro Property. The Loan Agreement is (1) evidenced by a Promissory Note issued by the Company in favor of the Bank in the principal amount of $1,400,000 and (2) secured by the Micro Property and certain related assets and rights pursuant to a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between the Bank and Micro Engineering. The Micro Property is subject to the Mortgage, Assignment of Rents, Security Agreement and Fixture Filing. Furthermore, Micro Engineering guaranteed the Company’s obligations under the Promissory Note pursuant to a Continuing and Unconditional Guaranty.

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

As of November 30, 2024, principal payments on the notes payable are as follows for the fiscal years ended  February 28/29:

Total
Principal
Payments
2025	$38,000
2026	152,000
2027	159,000
2028	167,000
2029	174,000
thereafter	3,264,000
Total principal payments	$3,954,000

10.	STOCKHOLDERS’ EQUITY

Repurchase Program

On October 14, 2024, the Board of Directors authorized an increase in the Company's stock repurchase program of up to $2,000,000 of its outstanding common stock. Purchases under the program may be made through the open market or privately negotiated transactions as determined by the Company’s management, and in accordance with the requirements of the Securities and Exchange Commission. The timing and actual number of shares repurchased will depend on variety of factors including price, corporate and regulatory requirements and other conditions.

The Company did not repurchase any shares under the stock repurchase program during the three or nine months ended November 30, 2024 or November 30, 2023.

11.	SUBSEQUENT EVENTS

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

Results of Operations-Three Months Ended November 30, 2024, Compared to Three Months Ended November 30, 2023:

Net Sales. Net sales for the three months ended November 30, 2024, decreased 19% to $3,369,000 as compared to $4,136,000 for the three months ended November 30, 2023. The decrease in net sales was largely due a lower backlog at the beginning of the third quarter, along with a delay of an expected order.

Net bookings for the three months ended November 30, 2024, increased 66% to $8,049,000 versus $4,842,000 during the three months ended November 30, 2023 due to the variable timing on the receipt of orders. Backlog as of November 30, 2024, decreased 5% to $12,277,000 as compared to a backlog of $12,986,000 as of November 30, 2023.

Cost of Sales. Cost of sales for the three months ended November 30, 2024, decreased to $2,368,000 from $3,059,000 for the three months ended November 30, 2023, in conjunction with the lower net sales during the quarter. Expressed as a percentage of net sales, cost of sales decreased to 70% for the three months ended November 30, 2024, from 74% for the three months ended November 30, 2023.

Gross Profit. Gross profit for the three months ended November 30, 2024, decreased slightly to $1,001,000 from $1,077,000 for the three months ended November 30, 2023. However, gross margins expressed as a percentage of net sales increased to 30% for the three months ended November 30, 2024, as compared to 26% for the three months ended November 30, 2023.

For the three months ended November 30, 2024, we shipped 13,675 units as compared to 20,733 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses decreased to $675,000 for the three months ended November 30, 2024 from $859,000 for the same period in the prior year. The decrease was primarily due to legal fees incurred in the prior year related to the acquisition of MEI. During the three months ended November 30, 2024, selling, general and administrative expenses as a percentage of net sales was 20% as compared to 21% for the three months ended November 30, 2023.

Operating Income. Operating income for the three months ended November 30, 2024, increased to $326,000 as compared to operating income of $218,000 for the three months ended November 30, 2023. This increase is due primarily to the reduction of selling, general and administrative expenses as noted above.

Other Income (Loss). Interest income decreased to $0 for the three months ended November 30, 2024, as compared to $12,000 for the three months ended November 30, 2023. Interest expense increased to ($67,000) for the three months ended November 30, 2024, as compared to ($55,000) for the three months ended November 30, 2023. Dividend income increased to $12,000 for the three months ended November 30, 2024, as compared to $0 for the three months ended November 30, 2023. Realized gains on investments for the three months ended November 30, 2024, increased to $13,000 as compared to $0 for the three months ended November 30, 2023. Unrealized gains (losses) on investments for the three months ended November 30, 2024, were $78,000 due to market price changes in the company’s common stock investments as compared to a loss of ($108,000) for the three months ended November 30, 2023.

Income Taxes. Income taxes for the three months ended November 30, 2024, increased to $96,000 as compared to $0 for the three months ended November 30, 2023.  This increase is due to the company being profitable in the quarter and to no longer maintaining a valuation allowance on its deferred tax assets.

Net Income (Loss). Net income (loss) for the three months ended November 30, 2024, increased to $266,000 as compared to net income of $86,000 for the three months ended November 30, 2023. This increase is due primarily to the acquisition of MEI.

Results of Operations-Nine Months Ended November 30, 2024, Compared to Nine Months Ended November 30, 2023:

Net Sales. Net sales for the nine months ended November 30, 2024, increased 25% to $10,917,000 as compared to $8,753,000 for the nine months ended November 30, 2023. The increase in net sales was largely due to the acquisition of MEI during the third quarter of fiscal year 2024.

Net bookings for the nine months ended November 30, 2024, increased 12% to $11,842,000 versus $10,611,000 during the nine months ended November 30, 2023. Backlog as of November 30, 2024, decreased 5% to $12,277,000 as compared to a backlog of $12,986,000 as of November 30, 2023.

Cost of Sales. Cost of sales for the nine months ended November 30, 2024, increased to $7,503,000 from $6,172,000 for the nine months ended November 30, 2023. However, expressed as a percentage of net sales, cost of sales decreased to 69% for the nine months ended November 30, 2024, from 71% for the nine months ended November 30, 2023.

Gross Profit. Gross profit for the nine months ended November 30, 2024, increased to $3,414,000 from $2,581,000 for the nine months ended November 30, 2023, due primarily to increased sales. Gross margins expressed as a percentage of net sales increased to 31% for the nine months ended November 30, 2024, as compared to 29% for the nine months ended November 30, 2023.

For the nine months ended November 30, 2024, we shipped 52,572 units as compared to 55,878 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $2,246,000 for the nine months ended November 30, 2024, from $2,015,000 for the same period in the prior year. The increase was primarily due to SG&A costs at MEI along with intangible amortization of $157,000 due to the acquisition of MEI. During the nine months ended November 30, 2024, and November 30, 2023, selling, general and administrative expenses as a percentage of net sales was 21% and 23%, respectively.

Operating Income. Operating income for the nine months ended November 30, 2024, increased to $1,168,000 as compared to operating income of $566,000 for the nine months ended November 30, 2023. This increase is due primarily to increased sales from the third quarter acquisition of MEI as noted above.

Other Income (Loss). Interest income decreased to $6,000 for the nine months ended November 30, 2024, as compared to $32,000 for the nine months ended November 30, 2023. Interest expense increased to ($194,000) for the nine months ended November 30, 2024, as compared to ($108,000) for the nine months ended November 30, 2023. Dividend income increased to $34,000 for the nine months ended November 30, 2024, as compared to $19,000 for the nine months ended November 30, 2023. Realized gains on investments for the nine months ended November 30, 2024 decreased to $46,000 as compared to $332,000 for the nine months ended November 30, 2023. Unrealized gains (loss) on investments for the nine months ended November 30, 2024, were $126,000 as compared to a (loss) of ($745,000) for the nine months ended November 30, 2023.

Income Taxes. Income taxes for the nine months ended November 30, 2024, increased to $314,000 as compared to $0 for the nine months ended November 30, 2023. This increase is due to the company being profitable in the nine-month period and to no longer maintaining a valuation allowance on its deferred tax assets.

Net Income. Net income for the nine months ended November 30, 2024, increased to $872,000 as compared to net income of $115,000 for the nine months ended November 30, 2023. This increase is due primarily to increased sales as a result of the MEI acquisition during fiscal year 2024.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $2,060,000 for the nine months ended November 30, 2024, primarily reflecting net income of $872,000, a decrease in accounts receivable of $1,033,000, depreciation of $420,000, a change in net deferred taxes of $248,000, and amortization of intangibles of $157,000 partially offset by decreased customer deposits of $475,000 and a decrease in accrued expenses of $236,000.

Net cash provided by operating activities was $1,360,000 for the nine months ended November 30, 2023, primarily reflecting net income of $115,000, a decrease in inventories of $693,000, an increase in accounts payable of $481,000, net realized and unrealized losses on investments of $413,000, and depreciation and amortization of $393,000, partially offset by an increase in accounts receivable of $1,171,000.

Investing Activities:

Net cash used in investing activities was ($1,821,000) for the nine months ended November 30, 2024, principally reflecting $1,788,000 in purchases of property and equipment, $592,000 in purchases of marketable securities, and $88,000 of cash paid for acquisition, contingent consideration, partially offset by proceeds from the sale of marketable securities of $647,000.

Net cash used in investing activities was ($815,000) for the nine months ended November 30, 2023, principally reflecting $1,000,000 in maturities of short-term investments and $882,000 in proceeds from the sale of marketable securities offset by $43,000 of purchases of marketable securities and $102,000 in purchases of property and equipment.

Financing Activities:

Net cash provided by financing activities was $1,271,000 for the nine months ended November 30, 2024, reflecting $1,400,000 in proceeds from mortgage loan offset by $94,000 in principal payments on the mortgage loan and $35,000 in payments on finance lease liabilities.

Net cash used in financing activities was ($83,000) for the nine months ended November 30, 2023, reflecting $80,000 in principal payments on the mortgage loan and $3,000 in payments on finance lease liabilities.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs for the next twelve months. Available cash and cash equivalents as of December 31, 2024 was approximately $3.6 million.

At November 30, 2024 and February 29, 2024, we had cash and cash equivalents of approximately $3,727,000 and $2,217,000, respectively. The increase for the nine months ended November 30, 2024, was primarily due to cash from operating activities.

At November 30, 2024 and February 29, 2024, we had investments in securities of approximately $1,023,000 and $904,000, respectively.

At November 30, 2024 and February 29, 2024, we had working capital of $8,882,000 and $6,227,000, respectively. The increase for the nine months ended November 30, 2024 was due primarily to termination of the finance lease liability due to purchasing the property and cash provided in operating activities.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

●	Loss of, or reduction of business from, substantial clients could hurt our business by reducing our revenues, profitability and cash flow.
●	Our complex manufacturing processes may lower yields and reduce our revenues.
●	The acquisition of MEI may not yield the results or benefits desired or anticipated.
●	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
●

We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.

●	Changes in government policy or economic conditions or technology or reduction in government spending to which our business relates could negatively impact our results.
●	Our inventories may become obsolete and other assets may be subject to risks.
●	Environmental regulations could require us to incur significant costs.
●	Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.
●	Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.
●	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
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

●	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We cannot guarantee that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
●	We may make substantial investments in property, plant and equipment that may become impaired.
●	While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
●	Our international operations expose us to material risks, including risks under U.S. export laws.
●	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.
●	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
●	We cannot guarantee that we will declare future cash dividend payments, nor repurchase any shares of our common stock pursuant to our stock repurchase program.
●	Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.
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

ITEM 4. CONTROLS AND PROCEDURES

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2024 due to the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024 under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three and nine months ended November 30, 2024.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2024, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2024, which could materially affect our business, financial condition or future results.

ITEM 6. EXHIBITS

Filed or
		Incorporated by			Furnished
		Reference			Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation	10-K	2/28/1993	-
3.2	Amended and Restated By-laws of Solitron Devices, Inc.	8-K	7/27/2016	3.1
10.1	Loan Agreement dated May 21, 2024, between Bank of America, N.A. and Solitron Devices, Inc.	8-K	5/24/2024	10.1
10.2	Promissory Note dated May 21, 2024, issued by Solitron Devices, Inc. in favor of Bank of America, N.A.	8-K	5/24/2024	10.2
10.3	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated May 21, 2024, by Micro Engineering, Inc.	8-K	5/24/2024	10.3
10.4	Continuing and Unconditional Guaranty by Micro Engineering, Inc. dated May 21, 2024.	8-K	5/24/2024	10.4
31.1	Certification of Chief Executive Officer and Chief Financial Officer (302)				Filed
32.1	Certification of Chief Executive Officer and Chief Financial Officer (906)				Furnished
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: January 14, 2025
/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer

Date: January 14, 2025
/s/ Carolyn Campbell
Carolyn Campbell
Chief Financial Officer