Form 10-K
period 2025-02-28
SOLITRON DEVICES INC
filed 2025-05-23
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2024, was $28,223,758 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 21, 2025, was 2,082,553.

Audit Firm Id	Auditor Name:	Auditor Location:
00726	Whitley Penn LLP	Dallas, TX

PART I

ITEM 1. BUSINESS.

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

Set forth below by principal product type are the percentage contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 28, 2025 and February 29, 2024.

	Percentage of Sales
	FY 2025	FY 2024
Power Transistors	43%	31%
Power MOSFETS	15%	25%
Hybrids	33%	37%
Field Effect Transistors	8%	5%
Wafers / Dice	1%	2%
Total	100%	100%

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

It is customary to subdivide active electronic components into those of a discrete nature and those which are non‑discrete.  Discrete devices contain a single microelectronic element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, that are interconnected to make up an electrical circuit.  An integrated circuit incorporates various active and passive elements into a single silicon chip.  A hybrid circuit, on the other hand, comprises a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated.  Hybrid and integrated circuits can be analog or digital; presently, the Company manufactures analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application‑specific devices, also referred to as custom or semi‑custom products.  The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal years ended February 28, 2025 and February 29, 2024, respectively, approximately 96% and 95% of the Company’s sales have been of custom products, and the remaining 4% and 5%, respectively have been of standard or catalog products.

Approximately 52% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (“SCD”) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military.  The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, satellites, and space applications.  The Company’s products have been used on the space shuttle and on the space missions to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner).  For the fiscal years ended February 28, 2025 and February 29, 2024, approximately 52% and 72%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 48% and 28%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Custom products are typically sold to the United States government and defense or aerospace companies, such as RTX Corporation (formerly Raytheon Technologies Corporation), Lockheed Martin, L3Harris Technologies, General Electric Aviation, Honeywell International, and Northrop Grumman Systems Corporation, while standard products are sold to the same customer base and to the general electronic industry.  The Company has standard and custom products available in all of its major product lines.

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

ISO 9001 and AS9100

The Company is certified by NQA to AS 9100:2016 (sometimes previously referred to as AS 9100D) and ISO 9001:2015 standards.  The certification is valid until September 2027 and was reissued on September 8, 2024.  The AS 9100 certification defines a Quality Management System that is oriented to the aerospace industry.  It was released in 1999 by the European Association of Aerospace Industries along with the Society of Automotive Engineers.  AS 9100 encompasses ISO 9001 requirements so the certification to AS 9100 standards includes ISO 9001 standards.  It is broadly accepted or endorsed as a requirement for aerospace manufacturers among many Solitron customers.

MARKETING AND CUSTOMERS

During the fiscal year ended February 28, 2025, ConMed Linvatec accounted for approximately 38% of net sales and RTX Corporation 31% of net sales. No other customer accounted for 10% or more of net sales.  During the fiscal year ended February 29, 2024, RTX Corporation accounted for approximately 35% of net sales, ConMed Linvatec 20% of net sales, and L3Harris 17% of net sales.  No other customer accounted for 10% or more of net sales.  Seven of the Company’s customers accounted for approximately 89% of the Company’s net sales during the fiscal year ended February 28, 2025, as compared to nine customers accounting for 89% of net sales for the fiscal year ended February 29, 2024.  It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period.  Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales.  As a result, the Company expects customer concentration to continue.  The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company. See “Item 1A – Risk Factors” for more information.

Sales to foreign customers accounted for less than 1% of the Company’s net sales for both of the fiscal years ended February 28, 2025 and February 29, 2024.  All sales to foreign customers are conducted utilizing exclusively U.S. dollars.  See Note 12 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, was approximately $18,108,000 at February 28, 2025, as compared to $11,207,000 at February 29, 2024.  Approximately 49% of the backlog is scheduled for delivery within twelve months. For the years ended February 28, 2025, and February 29, 2024, the entire backlog consisted of orders for electronic components.

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

HUMAN CAPITAL

At February 28, 2025, the West Palm Beach facility had 47 employees, 30 of whom were engaged in production activities, 2 in sales and marketing, 7 in executive and administrative capacities and 8 in technical and support activities. Of the 47 employees, 46 were full-time employees and there was 1 part-time employee. The Apopka facility had 24 employees, 19 of whom were engaged in production activities, 2 in executive and administrative capacities and 3 in technical and support activities. Of the 24 employees, 21 were full-time employees and 3 were part-time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization.  The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements.  For the fiscal year ended February 28, 2025 the Company utilized two suppliers who in total provided 51% of the production materials. Individually, these suppliers accounted for 39%, and 12% of the Company's production materials, respectively. No other supplier accounted for 10% or more of purchases of production materials.  During the fiscal year ended February 29, 2024 the Company utilized three suppliers who in total provided 51% of the production materials. Individually, these suppliers accounted for 20%, 19% and 12% of the Company's production materials, respectively. No other supplier accounted for 10% or more of purchases of production materials. Because of a diminishing number of sources for components and packages in particular, and the increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which results in higher costs of goods sold.  Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

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

RESEARCH AND DEVELOPMENT

During the fiscal years ended February 28, 2025 and February 29, 2024, the Company spent $30,000 and $32,000, respectively, of its own funds on research and development. The Company may decide to increase research and development expenditures in the future.  The cost of designing custom products has historically been borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

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

ITEM 1A. RISK FACTORS.

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

During the fiscal year ended February 28, 2025, two customers accounted for approximately 69% of revenue. During the fiscal year ended February 29, 2024, four customers accounted for approximately 75% of revenue.  The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business.  Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may occur with greater frequency and/or have a greater impact than we anticipate.  We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

Increased international tariffs and threats of international tariffs may materially and adversely affect our business.

We rely on several suppliers for the purchase of materials used in the manufacture and production of our goods, including various foreign suppliers in multiple foreign jurisdictions. In fiscal year 2025, approximately 50% of our materials were purchased from foreign suppliers, including 39% from Malaysia and 5% from China. President Trump has proposed steep and additional tariffs on the importation of goods from a number of countries from which we purchase materials, including the raw materials we currently use for the manufacture of our products, including, but not limited to, Malaysia and China. This increase in tariffs imposed could materially and adversely affect our business and our results of operations. While we have alternative suppliers outside Malaysia and China, the Trump administration has imposed or threatened additional tariffs on substantially all foreign jurisdictions, which are potential alternative providers of raw materials to our company. Since the beginning of 2018 during Trump’s first administration, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials and products. During this trend, the U.S. and China imposed tariffs or announced proposed tariffs to be applied in the future to certain of each other’s exports. Beginning in 2019, the first Trump administration imposed tariffs on imports of electronics products of up to 25% and recently an additional 10% tariff to all products. Trump’s second administration has significantly increased its focus on tariffs. In March 2025, additional tariffs have been instituted on Chinese and all other foreign products and materials and we could see potential additional tariffs in the future. Under the current Trump administration, the imposition of additional tariffs fluctuates dramatically and have created uncertainty in global markets. These tariffs apply to a substantial percentage of our respective materials and, as a result, in the future, we may be forced to implement additional price increases to adjust to the higher costs of production and sale of our products, which imposes the risk of reduced demand for such products, thus lowering sales and the resulting revenue. Additionally, future tariffs, or any further costs or restrictions imposed on materials that we import, which lead to an increase in our prices, may result in the loss of customers and harm our business.

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

Intense competition and a general slowdown in the demand for military-rated semiconductors worldwide have resulted in decreases in the profitability of many of our products. In general, the demand and sales for semiconductors worldwide is experiencing significant decline. We expect that profitability for many of our products will continue to decline in the future, and/or fluctuate in an unpredictable manner.  A decline in profitability for our products, if not offset by reductions in the costs of manufacturing these products, increased volumes, increases in the profitability of our other products, or the development and introduction of new products that are more profitable, would result in decreasing our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

The recently formed Department of Government Efficiency (“DOGE”) and Trump administration policies on reducing federal expenditures could negatively impact our revenues from government-related customers.

The Trump administration has implemented policies and oversight mechanisms aimed at reducing federal expenditures, streamlining procurement, and increasing operational efficiency. DOGE has reduced the number of federal employees and agencies and continues to do so. As a company that relies on government contracts and makes a large portion of sales in the military and aerospace markets, our business operations and revenue streams may be subject to DOGE and other administrative actions, which may introduce material risks to our financial performance and strategic growth. In addition, DOGE could eliminate an agency or governmental entity with whom we provide products and goods, terminate persons with whom we have business relations, or cancel a contract with us. Any failure to comply with new administrative actions, shifts in federal procurement strategies, or budgetary reductions imposed by the agency could materially and adversely affect our financial results, competitive positioning, and overall business operations.

General Risks

Because of continued conflicts abroad, as well as high inflation and increased Federal Reserve interest rates in response, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon our business and industry.

Our operations and those of third-party customers and suppliers on which we depend are or may become subject to widescale risks beyond our control, including the continued conflicts in the Ukraine and Middle East affecting the global and United States economies, continued inflation, higher Federal Reserve interest rates, substantial increases in the prices of various raw materials, goods and services, and declines in the capital markets. While this has initially caused increased defense spending by the United States and other countries, the extent and duration of these events and their impact are at best uncertain, and continuation may result in adverse consequences to us, third parties on which we rely, our industry or the economy in general. The U.S. economy may experience a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect the market for solid‑state semiconductor components and related devices, but the impact may be adverse. For example, if our customers are no longer able to pay us on existing contracts or are unwilling or unable to enter into new contracts for our products due to an economic downturn, our operating results would be materially adversely impacted.

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

We do not have an annual dividend policy in place.  We have not declared and paid a cash dividend since June 29, 2015.   Our Board of Directors has authorized a repurchase program under which the Company may repurchase up to $2,000,000 of the Company's common stock. The Company did not repurchase any shares of common stock in fiscal 2025 or fiscal 2024.  Any determination to pay cash dividends or repurchase shares of the Company’s common stock in the future is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' determination that such dividends or stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Accordingly, there is no assurance that we will pay cash dividends or repurchase stock pursuant to our stock repurchase program, or that any declaration of cash dividends or stock repurchases under our stock repurchase program will have a beneficial impact on our stock price.

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

None.

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

Risk Management and Strategy

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

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of February 28, 2025, we had no known material current, pending, or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock trades on the OTC Pink Tier of the OTC Markets under the symbol “SODI”.

As of February 28, 2025, there were approximately 550 holders of record of the Company’s Common Stock. On May 21, 2025, the last sale price of the Common Stock as reported on the OTC Pink was $16.10 per share.

The following table sets forth for the periods indicated, high and low sales prices of the Common Stock as reported by the OTC Pink.

Fiscal Year Ended February 28, 2025	HIGH PRICE	LOW PRICE
Fourth Quarter	$17.00	$14.50
Third Quarter	$18.24	$14.00
Second Quarter	$19.50	$17.05
First Quarter	$21.00	$17.35

Fiscal Year Ended February 29, 2024	HIGH PRICE	LOW PRICE
Fourth Quarter	$19.00	$13.80
Third Quarter	$20.80	$9.80
Second Quarter	$11.03	$9.90
First Quarter	$10.80	$10.00

We have no current plans to pay dividends.  We plan on reinvesting our earnings, if any, for use in the business, for acquisitions, or for share repurchases.

The Company currently has a repurchase program under which the Company may repurchase up to $2,000,000 of its outstanding common stock without an expiration date to the repurchase program.  Under the current repurchase program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors.  The Company did not repurchase shares of common stock during fiscal 2025 or fiscal 2024.

Securities Issued Under Equity Compensation Plan

No shares were issued in fiscal 2025 or fiscal 2024.

ITEM 6. [RESERVED].

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

The following table is included solely for use in comparative analysis to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth our statements of operations for the fiscal year periods indicated (in 000’s):

	2/28/2025	02/29/2024
Net Sales	$14,049	$12,757
Cost of Sales	10,057	8,950
Gross Profit	3,992	3,807
Selling, General and Administrative Expenses	2,994	2,873
Operating Income (Loss)	998	934
Total Other Income (Loss)	(5)	1,843
Net Income Before Taxes	993	2,777
Income Tax Benefit (Expense)	(178)	3,024
Net Income	$815	$5,801

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	2/28/2025	02/29/2024
Net Sales	100%	100%
Cost of Sales	72%	70%
Gross Profit	28%	30%
Selling, General and Administrative Expenses	21%	23%
Operating Income (Loss)	7%	7%
Total Other Income (Loss)	(0)%	14%
Net Income Before Taxes	7%	22%
Income Tax Benefit (Expense)	(1)%	24%
Net Income	6%	45%

TRENDS AND UNCERTAINTIES

During the fiscal year ended February 28, 2025, the Company’s book-to-bill ratio was approximately 1.48 to 1 as compared to approximately 1.01 to 1 for the fiscal year ended February 29, 2024, reflecting an increase in the volume of orders booked.  Historically, the Company has experienced seasonality in its bookings, with the fiscal fourth quarter experiencing the highest level of bookings.  Going forward we expect more variability in bookings.

The Company has been seeking out additional revenue sources, which may involve new products and/or products the Company has not manufactured in recent years, or before.  The Company may incur difficulty manufacturing those products, which could result in decreased margins.

Results of Operations

Comparison of Fiscal Year Ended February 28, 2025 vs. Fiscal Year Ended February 29, 2024

Revenue. Net sales for the fiscal year ended February 28, 2025, increased by approximately 10% to $14,049,000 versus $12,757,000 for the fiscal year ended February 29, 2024.   The increase was primarily attributable to the acquisition of MEI in fiscal 2024.

Net bookings for the fiscal year ended February 28, 2025, were approximately 48% more than net sales.  Backlog increased by approximately 62% to $18,108,000 as of February 28, 2025, from $11,207,000 as of February 29, 2024. The increase was due to increased order activity by our customers and the acquisition of MEI.

During the fiscal year ended February 28, 2025, the Company shipped 73,319 units as compared with 74,924 units shipped during the fiscal year ended February 29, 2024.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of Sales.  Cost of sales for the fiscal year ended February 28, 2025, increased to $10,057,000 from $8,950,000 for the fiscal year ended February 29, 2024.   Expressed as a percentage of sales, cost of sales increased to 72% for the fiscal year ended February 28, 2025, as compared to 70% for the fiscal year ended February 29, 2024.  Included in cost of sales in fiscal 2024 was $718,000 of non-cash cost due to the fair value adjustment of inventory as required in the MEI acquisition. The increase is primarily due to the acquisition of MEI.

Gross Profit. Gross profit for the fiscal year ended February 28, 2025, increased to $3,992,000 from $3,807,000 for the fiscal year ended February 29, 2024, due primarily to increased net sales and the acquisition of MEI.  Expressed as a percentage of sales, actual gross profit for the fiscal year ended February 28, 2025, decreased to 28% as compared to 30% for the fiscal year ended February 29, 2024.

Selling, General & Administrative Expenses.  During the fiscal year ended February 28, 2025, selling, general and administrative expenses, as a percentage of sales, decreased to approximately 21% as compared to 23% for the year ended February 29, 2024.  In terms of dollars, selling, general and administrative expenses increased 4% to $2,994,000 for the fiscal year ended February 28, 2025, from $2,873,000 for the fiscal year ended February 29, 2024.  This increase is primarily due to the acquisition of MEI.

Operating Income.  Operating income for the fiscal year ended February 28, 2025, was $998,000 as compared to an operating income of $934,000 for the fiscal year ended February 29, 2024.  The increase in operating income was mainly attributable to the increase in net sales.

Total Other Income.  Interest income and dividend income were $6,000 and $70,000, respectively for the fiscal year ended February 28, 2025, compared to $29,000 and $29,000, respectively for the fiscal year ended February 29, 2024.  Interest expense was ($272,000) for the fiscal year ended February 28, 2025, compared to ($177,000) for the fiscal year ended February 29, 2024.  The increase in interest expense was primarily due to the purchase of MEI's property and building, which occurred in May 2024.   Realized gains (losses) on investments for the fiscal year ended February 28, 2025, was $127,000 compared to $332,000 for the fiscal year ended February 29, 2024.   The change in unrealized gains (loss) on investments for the fiscal year ended February 28, 2025, was $64,000 compared to a loss of ($579,000) for the fiscal year ended February 29, 2024.  Bargain purchase gain on the acquisition of MEI was $0 in the fiscal year ended February 28, 2025, versus $2,236,000 in the fiscal year ended February 29, 2024.  Other income (expense) was $0 in the fiscal year ended February 28, 2025, as compared to ($27,000) in the fiscal year ended February 29, 2024.

Income Taxes.  Income taxes for the fiscal year ended February 28, 2025, were ($178,000) as compared to a benefit of $3,024,000 for the fiscal year ended February 29, 2024.  The tax benefit for fiscal year 2024 was due to the release of the Company’s deferred tax valuation.

Net Income.  Net income for the fiscal year ended February 28, 2025, was $815,000 as compared to net income of $5,801,000 for the fiscal year ended February 29, 2024.  The decrease in net income was mainly attributable to the bargain purchase gain and release of the Company's deferred tax valuation recorded in fiscal year 2024 as part of the MEI acquisition as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Net cash provided by operating activities was $2,398,000 for the year ended February 28, 2025, primarily reflecting net income of $815,000, a decrease in inventory of $692,000, a decrease in accounts receivable of $697,000 and depreciation of $559,000 offset by a decrease in customer deposits of $421,000.

Net cash provided by operating activities was $1,917,000 for the year ended February 29, 2024, primarily reflecting net income of $5,801,000, a decrease in inventory of $945,000, and depreciation and amortization of $611,000 partially offset by non-cash gain on purchase of $2,236,000, non-cash deferred tax benefit of $3,024,000 and an increase in accounts receivable of $1,269,000.

Investing Activities:

Net cash used in investing activities was ($1,750,000) for the year ended February 28, 2025, primarily reflecting ($1,838,000) in purchases of property and equipment, and ($651,000) in purchases of marketable securities, partially offset by $827,000 from proceeds from the sale of marketable securities.

Net cash used in investing activities was ($1,037,000) for the year ended February 29, 2024, primarily reflecting ($2,425,000) in cash paid for acquisition, ($355,000) in purchases of property and equipment, and ($139,000) in purchases of marketable securities, partially offset by $1,000,000 in maturities of short-term investments and $882,000 from proceeds from the sale of marketable securities.

Financing Activities:

Net cash provided by financing activities was $1,234,000 for the year ended February 28, 2025, primarily reflecting $1,400,000 in proceeds from the MEI mortgage loan, partially offset by ($131,000) in principal payments on mortgage loans.

Net cash used in financing activities was ($110,000) for the year ended February 29, 2024, primarily reflecting ($107,000) in principal payments on the mortgage loan.

We expect our sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary.  We anticipate that our capital expenditures required during the next twelve months to sustain operations will be approximately $0.3 million and will be funded from operations and cash and cash equivalents, if necessary.

At February 28, 2025 and February 29, 2024, the Company had cash and cash equivalents of approximately $4,099,000 and $2,217,000, respectively.  The cash increase for the year ended February 28, 2025, was primarily due to cash from operating activities.

At February 28, 2025 and February 29, 2024, the Company had investments in securities of approximately $919,000 and $904,000, respectively.

At February 28, 2025, the Company had working capital of $8,594,000 as compared with working capital at February 29, 2024 of $6,227,000.  The increase for the year ended February 28, 2025, was due primarily to the acquisition of MEI.

The Company had approximately $3,000,000 in cash and equivalents on hand as of April 30, 2025. Management estimates this amount will be sufficient to fund the Company’s operations and working capital requirements for the next twelve months.

Stock Repurchase Program:

The Company’s previously authorized stock repurchase program permits the Company to acquire up to $2,000,000 of its outstanding common stock from time to time.  Purchases under the amended stock repurchase program may be made through the open market or privately negotiated transactions as determined by the Company’s management, and in accordance with the requirements of the Securities and Exchange Commission.  The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other conditions.

The Company did not repurchase any shares during the fiscal year ended February 28, 2025, or the fiscal year ended February 29, 2024.

CRITICAL ACCOUNTING POLICIES

See Note 2 in the financial statements for a complete overview of the Company’s significant accounting policies, which are summarized below.  Of the Company’s accounting policies, the following are considered to be critical – Revenue Recognition, Income Taxes, and Inventories.

Revenue Recognition - The Company records revenue in accordance with ASC 606, Revenues from Contracts with Customers (Topic 606) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. Revenue is recognized at a point in time, generally upon shipment of products to customers.

Income Taxes - Income taxes are accounted for under the asset and liability method of ASC 740-10, “Income Taxes”.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Inventories - Inventories are stated at the lower of cost and net realizable value.  Cost is determined using the “first-in, first-out” (FIFO) method.  If excess material is not utilized after two fiscal years, it is fully reserved, except for wafers which function under a three- year policy.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company does not classify a portion of inventories as non-current since we cannot reasonably estimate based on the length of our operating cycle which items will or will not be used within twelve months.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2025, the Company’s net bookings were $20,759,000 in new orders as compared with $12,836,000 for the year ended February 29, 2024, reflecting an increase in bookings of approximately 62%.  The Company’s backlog increased to $18,108,000 at February 28, 2025 as compared with $11,207,000 as of February 29, 2024, reflecting an increase of approximately 62% in backlog.

In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. For the fiscal years ended February 28, 2025, and February 29, 2024, the entire backlog consisted of orders for electronic components.

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

PROPOSED TARIFFS

The Company relies on various foreign suppliers for raw materials used in the manufacture and production of our products.  If the proposed increased tariffs are implemented, this may have a significant impact on the cost of the materials the Company purchases and therefore our expenses and revenues.

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

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

●	Loss of, or reduction of business from, significant customers could hurt our business by reducing our revenues, profitability and cash flow.
●	Our complex manufacturing processes may lower yields and reduce our revenues.
●	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
●

We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.

●	Changes in government policy or economic conditions or technology to which our business relates could negatively impact our results.
●	Our inventories may become obsolete and other assets may be subject to risks.
●	Environmental regulations could require us to incur significant costs.
●	Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.
●	Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.
●	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
●	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
●	We may not achieve the intended effects of our business strategy, which could adversely impact our business, financial condition and results of operations.
●	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
●	The nature of our products exposes us to potentially significant product liability risk.
●	We depend on the recruitment and retention of qualified personnel and our failure to attract and retain such personnel could seriously harm our business.
●	Provisions in our charter documents could make it more difficult to acquire our Company and may reduce the market price of our stock.
●

Natural disasters, like hurricanes, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

●	Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We cannot guarantee that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
●	We may make substantial investments in plant and equipment that may become impaired.
●	While we attempt to monitor the creditworthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.
●	Our international operations expose us to material risks, including risks under both U.S. import and export laws.
●	Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.
●	The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
●	We cannot guarantee that we will declare future cash dividend payments, nor repurchase any shares of our common stock pursuant to our stock repurchase program.
●	Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.
●

Our failure to fully remediate and test the controls put in place related to the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Disclosure under this item is not required as the registrant is a smaller reporting company.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solitron Devices, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Solitron Devices, Inc. and subsidiaries (the “Company”) as of February 28, 2025 and February 29, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

May 23, 2025

SOLITRON DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF February 28, 2025 and February 29, 2024
(in thousands, except for share and per share amounts)

	February 28, 2025	February 29, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,099	$2,217
Marketable securities	919	904
Accounts receivable	2,129	2,826
Inventories, net	3,440	4,132
Prepaid expenses and other current assets	132	532
TOTAL CURRENT ASSETS	10,719	10,611

Property, plant and equipment, net	8,635	7,356
Finance lease, right of use asset	-	1,715
Intangible assets	2,905	3,114
Deferred tax asset	1,622	1,837
Other assets	555	107
TOTAL ASSETS	$24,436	$24,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$439	$439
Customer deposits	118	539
Accrued contingent consideration, current	570	465
Finance lease liability	-	1,750
Mortgage loan, current portion	152	111
Accrued expenses and other current liabilities	846	1,080
TOTAL CURRENT LIABILITIES	2,125	4,384

Accrued contingent consideration, non-current	663	751
Mortgage loan, net of current portion	3,765	2,537
TOTAL LIABILITIES	6,553	7,672

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,082,553 shares outstanding, net of 487,827 treasury shares at February 28, 2025 and 2,083,436 shares outstanding, net of 487,827 treasury shares at February 29, 2024, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained earnings	17,440	16,625
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	17,883	17,068
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,436	$24,740

The accompanying notes are an integral part of the consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED February 28, 2025 and February 29, 2024
(in thousands except for share and per share amounts)

	For The Fiscal Year Ended	For The Fiscal Year Ended
	February 28, 2025	February 29, 2024

Net sales	$14,049	$12,757
Cost of sales	10,057	8,950

Gross profit	3,992	3,807

Selling, general and administrative expenses	2,994	2,873

Operating income	998	934

Other income (loss)
Interest income	6	29
Interest expense	(272)	(177)
Dividend income	70	29
Realized gain (loss) on investments	127	332
Unrealized gain (loss) on investments	64	(579)
Bargain purchase gain	-	2,236
Other expense	-	(27)
Total other income (loss)	(5)	1,843

Net income before income tax	993	2,777
Income tax (expense) benefit	(178)	3,024

Net income	$815	$5,801

Net income per common share - basic and diluted	$0.39	$2.78

Weighted average shares outstanding - basic and diluted	2,082,553	2,083,436

The accompanying notes are an integral part of the consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED February 28, 2025 and February 29, 2024
(in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, March 1, 2023	2,571,263	(487,801)	$21	$1,834	$(1,412)	$10,824	$11,267

Net income	-	-	-	-	-	5,801	5,801
Balance, February 29, 2024	2,571,263	(487,801)	$21	$1,834	$(1,412)	$16,625	$17,068

Net income	-	-	-	-	-	815	815
Adjustment of shares	(909)	-	-	-	-	-	-
Balance, February 28, 2025	2,570,354	(487,801)	$21	$1,834	$(1,412)	$17,440	$17,883

The accompanying notes are an integral part of the consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED February 28, 2025 and February 29, 2024
(in thousands)

	2025	2024
Operating activities
Net income	$815	$5,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	559	506
Amortization of intangibles	210	105
Amortization of right of use asset	-	29
Net realized and unrealized (gains) losses on investments	(191)	248
Accrued interest income on short-term investments	-	(16)
Accrued interest expense on contingent consideration	105	52
Accrued interest expense on finance lease	-	6
Gain on purchase	-	(2,236)
Deferred income tax benefit	215	(3,024)
Changes in Operating Assets and Liabilities:
Accounts receivable	697	(1,269)
Inventories	692	945
Prepaid expenses and other current assets	400	(30)
Other assets, non-current	(447)	14
Accounts payable	56	251
Customer deposits	(421)	508
Accrued expenses, other current and non-current liabilities	(292)	27
Net cash provided by operating activities	2,398	1,917

Investing activities
Proceeds from sale of marketable securities	827	882
Purchases of marketable securities	(651)	(139)
Maturities of short-term investments	-	1,000
Cash paid for acquisition, net of cash acquired	(88)	(2,425)
Purchases of property and equipment	(1,838)	(355)
Net cash (used in) investing activities	(1,750)	(1,037)

Financing activities
Proceeds on mortgage loan	1,400	-
Payments on finance lease liabilities	(35)	(3)
Principal payments on mortgage loan	(131)	(107)
Net cash provided by (used in) financing activities	1,234	(110)

Net increase (decrease) in cash and cash equivalents	1,882	770
Cash and cash equivalents - beginning of the year	2,217	1,447
Cash and cash equivalents - end of period	$4,099	$2,217

Non-cash transactions
Financing right of use asset assumed through lease liability	-	1,744

Supplemental disclosures of cash flow data
Income taxes paid	$71	$-
Interest expense paid	$164	$102

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

Investment in Marketable Securities

Investment in Marketable Securities includes investments in equity securities.  Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the consolidated statements of operations.

The following table summarizes the Company's marketable securities:

February 28, 2025		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$533,000	$402,000	$(16,000)	$919,000

February 29, 2024		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$581,000	$375,000	$(52,000)	$904,000

As of February 28, 2025, 1 security accounted for $628,000 of the $919,000 balance in marketable securities, and $376,000 of the $402,000 in unrealized gains.  As of February 29, 2024, two securities accounted for $846,000 of the $904,000 balance in marketable securities, and $371,000 of the $375,000 in unrealized gains.

At February 28, 2025 and February 29, 2024, the deferred tax liability related to unrecognized gains and losses on marketable securities was $94,000 and $82,000, respectively (see Note 9).

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

The table below shows the Company’s marketable securities and contingent consideration as of February 28, 2025 and February 29, 2024.

February 28, 2025	Level 1	Level 2	Level 3	Total
Common Stocks	$919,000	$-	$-	$919,000
Contingent Consideration	-	-	1,233,000	1,233,000
Total	$919,000	$-	$1,233,000	$2,152,000

February 29, 2024	Level 1	Level 2	Level 3	Total
Common Stocks	$904,000	$-	$-	$904,000
Contingent Consideration	-	-	1,216,000	1,216,000
Total	$904,000	$-	$-	$2,120,000

The table below shows the Company's fair value rollforward of the contingent consideration recorded as a liability for the MEI acquisition completed during the fiscal year ended February 29, 2024. Additional information regarding the contingent consideration accrual is available under Note 3 Acquisition of Micro Engineering, Inc.

	For the fiscal year ended	For the fiscal year ended
	February 28, 2025	February 29, 2024
Contingent consideration	$ 1,216,000	$ 1,163,000
Accrued interest expense	105,000	53,000
Earn out payment	(88,000)	-
Ending Balance	$ 1,233,000	$ 1,216,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments.  The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at amounts management expects to collect from outstanding balances and do not bear interest.  The Company regularly monitors and assesses its risk of not collecting amounts owed by customers.  At each balance sheet date, the Company recognizes an expected allowance for credit losses.  In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded.  This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible. The accounts receivable balance as of February 28, 2025, February 29, 2024, and  February 28, 2023 was $2,129,000, $2,826,000 and $784,000, respectively.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables.  This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company.  The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment has remained consistent since the Company’s inception.  The allowance for credit losses was $0 as of both  February 28, 2025 and February 29, 2024.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery.  If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery, in accordance with the Company’s accounting policy election. The total amount of write-offs for the years ended February 28, 2025 and February 29, 2024 was $0 for both years.

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

Building (years)	39
Building Improvements (years)	15
Leasehold Improvements	Shorter of 10 years or life of lease
Machinery and Equipment (years)	5
Computer equipment	3
Motor vehicles	5

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts.  As of February 28, 2025, and February 29, 2024, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $775,000 at February 28, 2025 and $1,007,000 at February 29, 2024.  With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Mr. Aubrey, a director of the Company, is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components.    For the fiscal year ended February 28, 2025, the Company purchased $106,000 of die and $0 of used equipment from ES Components.  For the fiscal year ended February 29, 2024, the Company purchased $79,000 of die and $0 of used equipment from ES Components.   The Company has included these expenses in cost of goods sold in the accompanying consolidated statements of operations. The Company occasionally makes sales to ES Components.  For both the fiscal years ended February 28, 2025, and February 29, 2024, sales were $0.

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

Net Income Per Common Share

Net income/loss per common share is presented in accordance with ASC 260-10 “Earnings per Share.”  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method.  The Company had no potentially dilutive securities outstanding during the fiscal years ended February 28, 2025, and February 29, 2024, therefore there is no effect from dilution on earnings per share.

Impairment of long-lived assets

Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with ASC Subtopic 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.  No impairment losses were incurred during the fiscal years ended February 28, 2025, or February 29, 2024.

Stock-based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. There are no stock options outstanding, and no options were granted or vested during the fiscal years ended February 28, 2025, and February 29, 2024 under the Company’s 2019 Stock Incentive Plan.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, Segment Reporting, the Company has concluded it operates as one business segment. We currently produce one line of products and manage our business accordingly.  Additionally, our CODM (President and Chief Operating Officer, Mark Matson) uses reports on bookings, backlogs and orders along with consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption. The new standard is effective for annual reporting periods beginning after December 15, 2026 (fiscal year 2028 for the Company) and interim periods within annual reporting periods beginning after December 15, 2027.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public business entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and to foreign taxing jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 (fiscal year 2026 for the Company), but early adoption is permitted.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this standard for fiscal year 2025.

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

In addition, under the Purchase Agreement the Company agreed to the following potential earn-out payments as additional consideration for the Acquisition: for each of (1) the period beginning on the Closing Date and ending on December 31, 2023, (2) the calendar year ending on December 31, 2024, (3) the calendar year ending December 31, 2025, and (3) the period beginning on January 1, 2026 and ending on the third anniversary of the Closing Date, the Company agreed to pay the MEI Shareholders 7.5% of the gross revenue actually received and collected by the Company during the applicable period from MEI’s existing customers as of the Closing and related to sales by the Company of Company products that were in existence as of the Closing.  The Company paid $88,000 as a earn-out payment for the period ending on December 31, 2023 during the year ended  February 28, 2025.  The estimated fair value of the contingent consideration as of February 28, 2025 and  February 29, 2024 was $1,233,000 and $1,216,000, respectively.

	February 28, 2025	February 29, 2024
Accrued contingent consideration, current	$570,000	$465,000
Accrued contingent consideration, non-current	663,000	751,000
Totals	$1,233,000	$1,216,000

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

The fair value of the identifiable assets acquired and liabilities assumed of $6,270,000 exceeded the fair value of the purchase price of the business of $4,034,000. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measurements were appropriate. Accordingly, the acquisition has been accounted for as a bargain purchase and as a result, the Company recognized a gain of $2,236,000 associated with the acquisition for the fiscal year ended February 29, 2024.

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the fiscal year ended February 29, 2024, giving effect to the acquisition of MEI as if it had occurred at  March 1, 2023.

For the
fiscal year ended
February 29, 2024
Revenue	$15,595
Net Income	4,315
Diluted net income per share	$2.07

The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the transaction actually occurred on the dates presented or to project the combined company’s results of operations or financial position for any future period.

4. INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The following table sets forth the components of the identifiable intangible assets acquired and their estimated useful lives as of February 28, 2025. Intangible assets recorded represent customer relationship assets which we estimate to have a sixteen-year life and trademark assets which we estimate to have a ten-year life

		Accumulated
As of February 28, 2025	Gross amount	amortization	Net book value
Customer relationships	$2,996,000	$(280,875)	$2,715,125
Trademarks	223,000	(33,450)	189,550
Total identifiable assets	$3,219,000	$(314,325)	$2,904,675

As of February 29, 2024
Customer relationships	$2,996,000	$(94,000)	$2,902,000
Trademarks	223,000	(11,000)	212,000
Total identifiable assets	$3,219,000	$(105,000)	$3,114,000

Intangible amortization expense was $210,000 and $105,000 for the years ended  February 28, 2025 and February 29, 2024, respectively.

Amortization schedule (fiscal year ending)
2026	$210,000
2027	210,000
2028	210,000
2029	210,000
2030	210,000
Thereafter	1,854,675
Total	$2,904,675

5. REVENUE RECOGNITION

As of February 28, 2025, and February 29, 2024, sales returns and allowances accrual activity is shown below:

	February 28, 2025	February 29, 2024
Beginning Balance	$471,000	$471,000
Accrued Allowances and Adjustments	(161,000)	-
Credits Issued	-	-
Ending Balance	$310,000	$471,000

As noted in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement.  As of February 28, 2025, and February 29, 2024, the inventory balance at that distributor was $1,199,000 and $1,454,000, respectively.  Based upon sales levels to and by the distributor during the period, inventory levels at the distributor, current and projected market conditions, and historical experience under the program, we believe it is highly unlikely that the distributor would exercise termination.  Should it occur, we believe the products could be sold to other distributors or held in inventory for future sale.  The Company reduced the sales returns allowance by $161,000 based on the decrease in inventory balances at the distributor during the fiscal year ended  February 28, 2025.

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

6. INVENTORIES

As of February 28, 2025, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,287,000	$(463,000)	$1,824,000
Work-In-Process	$5,171,000	$(4,001,000)	1,170,000
Finished Goods	$938,000	$(492,000)	446,000
Totals	$8,396,000	$(4,956,000)	$3,440,000

As of February 29, 2024, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,492,000	$(441,000)	$2,051,000
Work-In-Process	5,274,000	(3,894,000)	1,380,000
Finished Goods	1,150,000	(449,000)	701,000
Totals	$8,916,000	$(4,784,000)	$4,132,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $108,000 as of February 28, 2025 and $332,000 as of February 29, 2024.   As of February 28, 2025, and February 29, 2024, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022.   We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

7. PROPERTY, PLANT, AND EQUIPMENT

As of February 28, 2025, and February 29, 2024, property, plant, and equipment consist of the following:

	February 28, 2025	February 29, 2024
Land	$1,981,000	$1,550,000
Building	$6,464,000	5,158,000
Building Improvements	$492,000	454,000
Motor Vehicles	$88,000	88,000
Computer Equipment	$27,000	27,000
Machinery and Equipment	$6,392,000	6,329,000
Subtotal	15,444,000	13,606,000
Less: Accumulated Depreciation and Amortization	(6,809,000)	(6,250,000)
Net Property, Plant and Equipment	$8,635,000	$7,356,000

Depreciation and amortization expense was $559,000 and $611,000 for the fiscal years ended February 28, 2025, and February 29, 2024, respectively, and is included in cost of sales in the accompanying consolidated statements of operations.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2025, and February 29, 2024, accrued expenses and other current liabilities consist of the following:

	February 28, 2025	February 29, 2024
Payroll and related employee benefits	$467,000	$449,000
Legal fees	22,000	21,000
Property, sales, and franchise taxes	47,000	25,000
Return allowance	310,000	471,000
Other liabilities	-	114,000
Totals	$846,000	$1,080,000

9. INCOME TAXES

Updated draft - Pending finalization of the tax provision

The Company incurred a deferred tax benefit due to the release of the valuation allowance for the tax year ended February 29, 2024. The release was based on the Company expecting to be profitable such that all its historical net operating losses would be used up before any expiration.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate for fiscal year ended February 28, 2025, and February 29, 2024, is as follows:

	2025		2024
Net Income/(Loss) Before Taxes	$993,000		$2,777,000

Provision/(Benefit) at statutory rate	208,000	21.0%	583,000	21.0%
State Tax Provision/(Benefit) net of federal benefit	36,000	3.7%	28,000	1.0%
Permanent Book/Tax Differences	3,000	0.3%	16,000	0.6%
Change in Valuation Allowance	-	0.0%	(3,193,000)	-115.0%
True-Up & Adjustments	(69,000)	-7.0%	-	0.0%
Bargain purchase price - MEI acquisition	-	0.0%	(458,000)	-16.5%
Income Tax Provision / (Benefit)	178,000		(3,024,000)
Effective income tax rate	18.0%		-108.9%

Total net deferred taxes are comprised of the following at February 28, 2025 and February 29, 2024:

Deferred Tax Asset (Liability):	2025	2024
Accrued Liabilities	$65,000	$79,000
Inventory Allowance	1,211,000	1,212,000
Allowance for Sales Reserve	76,000	119,000
Net Operating Loss Carryforwards	1,589,000	2,086,000
Other	-	1,000
Capitalized R&D	56,000	70,000
R&D Credit Carryforward	50,000	50,000
Unrealized Gains	(94,000)	(82,000)
MEI accrual to cash	(90,000)	(140,000)
Inventory FMV adjustment	-	(7,000)
Net book value of intangible assets	(696,000)	(792,000)
Prepaid expenses	(26,000)	(41,000)
Net Book Value of Fixed Assets	(519,000)	(718,000)
Total Deferred Tax Assets (Liabilities)	1,622,000	1,837,000
Valuation allowance	-	-
	$1,622,000	$1,837,000

A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance is necessary since the deferred tax asset is more likely than not to be realized for the years ended February 28, 2025, and  February 29, 2024.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act could impact the 2019 income tax provision computations of the Company and will be reflected in the period of enactment (tax year 2020). The CARES Act, among other things, contains modifications on the limitation of business interest expense under Section 163(j), allow for NOL carryovers and carrybacks to offset 100% of taxable income for taxable years before 2021, and includes a technical correction to the TCJA with respect to Qualified Improvement Property ("QIP") where such property has a 15- year recovery period for purposes of the general depreciation system of Section 168(a). The Company has evaluated the impact of the CARES Act, and it believes that none of the modifications or tax law changes will result in any material benefit.

As of February 28, 2025, the Company estimates it has approximately $6.7 million of Federal and $4.1 million of state net operating loss (“NOL”) carryforwards as compared to $8.7 million of Federal and $5.7 million of state net operating loss carryforwards as of February 29, 2024.  The remaining balance of federal NOL carryforwards will begin to expire in 2029.  Such net operating losses are available to offset future taxable income, if any. In management’s opinion, as of February 28, 2025, the utilization of such net operating losses for tax purposes is more likely than not, therefore the deferred tax asset has no valuation allowance as of February 28, 2025.

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

The Federal net operating loss carryforwards will expire as follows:

Fiscal Year Ending February 28/29	Amount
2029	$2,402,000
2037	322,000
2038	188,000
indefinite	3,806,000
Total	$6,718,000

10. STOCK OPTIONS

There are no stock options outstanding, and no options have been granted during the fiscal years ended February 28, 2025, and February 29, 2024 under the Company’s 2019 Stock Incentive Plan.

11. EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the “Profit Sharing Plan”) in which substantially all employees may participate after three months of service.  Contributions to the Profit Sharing Plan by participants are voluntary. The Profit Sharing Plan allows for matching and discretionary employer contributions. In addition, the Company may make additional contributions at its discretion.  The Company did not contribute to Solitron’s Profit Sharing Plan during the fiscal years ended February 28, 2025 and February 29, 2024.  The Company contributed $55,000 and $31,000 to MEI’s Profit Sharing Plan during the fiscal years ended February 28, 2025 and February 29, 2024, respectively.

12. DISAGGREGATION OF REVENUES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the fiscal years ended February 28, 2025, and February 29, 2024, are as follows:

Geographic Region	February 28, 2025	February 29, 2024
Europe and Australia	$47,000	$-
Canada and Latin America	31,000	2,000
United States	13,971,000	12,755,000
Totals	$14,049,000	$12,757,000

Revenues from domestic and export sales are attributed to global geographic regions according to the location of the customer’s primary manufacturing or operating facilities.

For the fiscal years ended February 28, 2025, and February 29, 2024, approximately 52% and 72%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 48% and 28%, respectively of sales, are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the year ended February 28, 2025, sales to sales to Conmed Linvatec accounted for approximately 38% of net sales and sales to RTX accounted for approximately 31% of net sales. No other customer accounted for more than 10% of net sales.

For the year ended February 29, 2024, sales to RTX accounted for approximately 46% of net sales, sales to Conmed Linvatec accounted for 20% of net sales, and sales to L3Harris Technologies accounted for 17% of net sales.  No other customer accounted for more than 10% of net sales.

13. MAJOR SUPPLIERS

For the year ended February 28, 2025, the Company used two suppliers who in total provided 51% of the production materials utilized. Individually, these suppliers accounted for 39% and 12% of the Company's production materials.  No other suppliers accounted for 10% or more of purchases of production materials.

For the year ended February 29, 2024, the Company used three suppliers who in total provided 51% of the production materials utilized. Individually, these suppliers accounted for 20%, 19% and 12% of the Company's production materials.  No other suppliers accounted for 10% or more of purchases of production materials

14. COMMITMENTS AND CONTINGENCIES

Finance leases:

In connection with the Acquisition of MEI, the Company also entered into a Lease Agreement pursuant to which it agreed to lease the facility occupied by MEI, consisting of approximately 10,926 square feet of useable office and production space in Orange County, Florida for $10,650 per month. The Lease Agreement had an initial term of three years, with two five-year renewal options. The Lease Agreement also provided the Company with an option to purchase the leased property for $1,750,000 at any time before the six-month anniversary of the Lease Agreement. The Company exercised its option and completed the purchase on May 21, 2024. Accordingly, the right of use asset and lease liability were removed and the Company recorded the previously leased facility as property, plant and equipment for the fiscal year ended  February 28, 2025.

Under ASC 842-10-25-2 there are five criteria to determine if a lease is a finance lease, one of those criteria is if a purchase option is reasonably certain to be exercised.  Since the purchase option was was likely to be exercised, we treated the lease as finance lease for the fiscal year ended February 29, 2024, and included the purchase price of $1,750,000 as a current liability. The Company used an imputed interest rate of 8%.

Balance Sheet Classification	February 29, 2024
Assets
Finance lease right-of-use assets	$1,744,000
Amortization for the period	(29,000)
Total finance lease right-of-use asset, February 29, 2024	$1,715,000
Liabilities
Current
Finance lease liability, short-term	$1,750,000
Non-current
Finance lease liability, long-term	-
Total lease liabilities	$1,750,000

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of February 28, 2025, we had no known material current, pending, or threatened litigation.

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

On May 21, 2024, Micro Engineering, Inc., a wholly owned subsidiary of Solitron, purchased the property and facilities occupied by the Company, located at 401 Roger Williams Road, Apopka, Florida (the “Micro Property”), for a purchase price of $1,750,000. Micro Engineering, Inc. previously occupied the Micro Property under a commercial lease agreement dated September 1, 2023, which provided the Company with an option to purchase the Micro Property for $1,750,000 at any time before the six month anniversary of the lease agreement. In addition, on May 21, 2024, the Company entered into a Loan Agreement with Bank of America, N.A. (“the Bank”) with respect to the Company’s acquisition of the Micro Property. The Loan Agreement is (1) evidenced by a Promissory Note issued by the Company in favor of the Bank in the principal amount of $1,400,000 and (2) secured by the Micro Property and certain related assets and rights pursuant to a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between the Bank and Micro Engineering. The Micro Property is subject to the Mortgage, Assignment of Rents, Security Agreement and Fixture Filing. Furthermore, Micro Engineering guaranteed the Company’s obligations under the Promissory Note pursuant to a Continuing and Unconditional Guaranty.

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

Principal payments on the mortgage note payables is as follows for the fiscal years ended February 28, 2025 and February 29, 2024:

Total Principal Payments	February 28, 2025	February 29, 2024
2026	$152	$111
2027	159	115
2028	167	120
2029	174	125
2030	183	129
thereafter	3,082	2,048
Total principal payments	$3,917	$2,648

16. STOCKHOLDERS’ EQUITY

Repurchase Program

The Board of Directors has authorized a stock repurchase program of up to $2.0 million of its outstanding common stock   Purchases under the program may be made through the open market or privately negotiated transactions as determined by the Company’s management, and in accordance with the requirements of the Securities and Exchange Commission.  The timing and actual number of shares repurchased will depend on variety of factors including price, corporate and regulatory requirements and other conditions.

During the fiscal years ended February 28, 2025 and  February 29, 2024, the Company did not repurchase shares of common stock.

17. SUBSEQUENT EVENTS

As part of the Company's commitment to maximize its return on cash not utilized for operational purposes, the Board of Directors has approved a new investment opportunity.  On April 7, 2025 Solitron entered into a Subscription Agreement with CBE LLC ("CBE"), an investment firm, to purchase a total of 1,650,000 units of CBE valued at $1,650,000.  This transaction is part of CBE's $26 million cash investment in CrossingBridge Advisors, LLC ("CrossingBridge") in return for a 25% membership interest in CrossingBridge.  The closing of the transaction will occur in two steps, with the first closing constituting 75% of the total funding and a second closing of the remaining 25% funding.  Solitron completed the first step of the funding for $1,237,500 on April 7th and will fund the remaining $412,500 once the second closing date is provided.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer), Chief Operating Officer (principal operating executive) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2025.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework (2013)”, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2025 due to the material weaknesses described below.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management determined that the following material weaknesses existed as of February 28, 2025.  While the Company has implemented internal controls to address both issues, it is still evaluating these controls to confirm they are operating effectively as noted below.

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

As of May 23, 2025, the Company’s Management has designed and implemented additional internal controls over the review and approval of the Company's financial statements, including journal entries and related account reconciliations, to address the control deficiency noted in this process.  In addition, the Company has also segregated duties within the financial reporting department resulting in sufficient levels of review to alleviate this internal control deficiency.  The changes made to remediate internal controls related to segregation of duties were implemented during the third quarter of fiscal year 2025, while steps to improve the review and approval of financial statements was added during the fourth quarter of fiscal year 2025.

The Company’s management believes the foregoing efforts will effectively remediate the material weakness after these controls have operated effectively for a reasonable period of time.  As we continue to evaluate and work to improve our internal controls over financial reporting, management may take additional measures to address the material weakness or modify the remediation plan described above.

Solitron Devices, Inc.

May 23, 2025

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Annual Report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our new disclosure controls and procedures were appropriately designed to remediate the material weaknesses described above under “Management’s Report on Internal Control over Financial Reporting”.  However, based on the timing of when the controls were implemented, there was not sufficient evidence to test whether these controls were operating effectively as of February 28, 2025.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. However, giving full consideration to the material weaknesses and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the year ended February 28, 2025.

Changes in Internal Control over Financial Reporting.

As noted above, the Company has implemented additional internal controls over financial reporting during the fourth quarter ended February 28, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information concerning the current directors:

				Year Term
Name	Age	Positions with the Company	Class	Expires and Class(4)
Tim Eriksen	56	Chief Executive Officer and Director	Class II	2027
Dwight P. Aubrey(1)(2)	79	Director	Class I	2026
John F. Chiste(1)(3)	69	Director	Class I	2026
David W. Pointer(2)(3)	55	Chairman	Class II	2027
Charles Gillman(2)(3)	54	Director	Class III	2025

________________

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	The last annual meeting of stockholders was held on January 24, 2025.

Tim Eriksen

Mr. Eriksen was elected a director on August 4, 2015.  Mr. Eriksen served as a member of the Audit Committee from October 14, 2015 through July 22, 2016 when he resigned from the Audit Committee and was named Chief Executive Officer and Chief Financial Officer.  Mr. Eriksen was appointed Chief Executive Officer and Chief Financial Officer of the Company on July 22, 2016.  Mr. Eriksen founded Eriksen Capital Management LLC ("ECM"), a Lynden, Washington based investment advisory firm, in 2005. Mr. Eriksen is the Managing Member of ECM and Cedar Creek Partners LLC ("CCP"), a hedge fund founded in 2006 that focuses primarily on micro-cap and small cap stocks. Prior to founding ECM, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks. Earlier in his career, Mr. Eriksen worked for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen served as a director and member of the Audit Committee of Novation Companies Inc. from April 2018 through August 2021.  He was elected a director of TSR Inc. on October 22, 2019, and appointed to the Audit, Nominating, Compensation, and Special Committee on December 30, 2019. He served as a director of TSR until its acquisition by Vienna Parent in June 2024.  On August 31, 2021, Mr. Eriksen was elected to the board of PharmChem, Inc. He chose not to stand for re-election at the 2023 meeting.  On September 1, 2023, after a transaction where CCP became the largest shareholder, he was appointed to the board of PharmChem as Chairman. In December 2024, Mr. Eriksen was appointed to the board of Paragon Technologies Inc. He serves as Chairman of Nominating and Corporate Governance Committee, and member of Audit and Compensation Committee.

The Company believes that Mr. Eriksen’s extensive financial expertise, including knowledge of unlisted micro-cap companies and capital allocation, and his role as an officer of one of the Company's largest institutional stockholders highly qualifies him to serve as a member of the Board of Directors.

Dwight P. Aubrey

Mr. Aubrey was appointed a director on January 12, 2015.  Mr. Aubrey also serves as Chairman of the Compensation Committee and a member of the Audit Committee.  Mr. Aubrey served as the President of ES Components LLC, a franchised distributor for wire bondable die and surface mountable components used by hybrid and semiconductor component manufacturers, from 1981 through 2017.  An immediate family member of Mr. Aubrey is the majority owner of ES Components, and Mr. Aubrey is a minority owner.   Mr. Aubrey also served as the President and Owner of Compatible Components, Inc., a manufacturer's representative company supplying microelectronic components, from 1979 until 2005. Mr. Aubrey restarted Compatible Components LLC as a consulting company for new business development in 2017.

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

David W. Pointer

Mr. Pointer was elected a director on August 4, 2015.  Mr. Pointer was named Chairman of the Board on July 22, 2016, and also serves as a member on the Nominating Committee and Compensation Committee.  Mr. Pointer is the founder and managing partner of VI Capital Management, LLC (“VICM”). VICM was founded on January 1, 2008, and was the general partner for VI Capital Fund, LP, a value-oriented investment limited partnership, until its liquidation in November 2023. VICM offers strategic and corporate governance consulting services, as well as investment research services for a private investor.  Prior to founding VICM, Mr. Pointer served as Senior Vice President and Senior Portfolio Manager for ICM Investment Management (“ICM”). Prior to ICM, Mr. Pointer served as a Portfolio Manager for Invesco, Inc., where he worked with a senior partner in managing two mutual funds with assets in excess of $15 billion. Mr. Pointer was a member of the Board of Directors of CompuMed, Inc., a healthcare services company, from January 2014 through June 2023 (and served as Chairman of the Board from November 2014 through June 2023). From March 2018 through January 2022, Mr. Pointer served as Chief Executive Officer and a Board Member, including Chairman from March 2018 through August 2021, of Novation Companies Inc.

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

The Company believes that Mr. Gillman’s significant experience designing operational turnarounds of companies, as a successful portfolio manager and his mergers and acquisition experience highly qualifies him to serve as a member of the Board of Directors.

Executive Officers

Our executive officers are Tim Eriksen, Mark W. Matson and Carolyn Campbell.  Mr. Eriksen's position with the Company, his age and his biographical and business experience appear above under the caption "Board of Directors."

Mark W. Matson

Mr. Matson, age 64, was appointed President and Chief Operating Officer on July 22, 2016.  Mr. Matson served as a consultant to the Company from May 2016 through July 2016.  Prior to working as a consultant to the Company, Mr. Matson provided consulting services from March 2012 to May 2016 through Avlet, Denali Advanced Integration and Tuxedo Technologies with respect to manufacturing supply chain issues and systems and software issues related to security and processes at global manufacturing plants. Mr. Matson served as the Chief Operating Officer and Vice President of Operations at YSI, a maker of environmental monitoring instruments, sensors, software, systems and data collection platforms, from December 2010 to March 2012. Mr. Matson served as the Vice President of Global Operations and Engineering for Rockford Corporation, a company that designed, sourced and distributed high performance mobile audio products, from January 2006 to December 2010. Prior to joining Rockford Corporation, Mr. Matson was the General Manager and Chief Operations Officer for Benchmark Electronics' Division in Redmond, Washington from 2003 through 2005. Mr. Matson was a Vice President at Advanced Digital Information Corporation from 1998 to 2003 and prior to that at Interpoint Corporation. Mr. Matson has more than 30 years of operations experience.

Carolyn Campbell

Ms. Campbell, age 54, was appointed Chief Financial Officer on September 16, 2024.  Prior to joining the Company, Ms. Campbell served as Chief Financial Officer of Medmasa, LLC, a healthcare staffing company from April 2022 through September 2024.  Ms. Campbell worked at Novation Companies, Inc. in several roles including Internal Audit Director and Chief Financial Officer from 2004 through 2022.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named executive officer for the fiscal years ended February 28, 2025 and February 29, 2024.

					All Other
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Compensation		Total
Tim Eriksen, CEO (1)	2025	$100,000	$-	-	16,986	(2)	$116,986
	2024	90,000	-	-	-		90,000

Mark Matson, President, COO (3)	2025	285,000	-	-	140,214	(4)	425,214
	2024	240,000	-	-	55,603	(4)	295,603

Carolyn Campbell, CFO (5)	2025	81,827	-	-	3,477	(6)	85,304

(1)	On February 19, 2024, the Company increased Mr. Eriksen’s base salary to $100,000 effective March 1, 2024.

(2)	Represents medical insurance premiums.

(3)	On February 19, 2024, the Company increased Mr. Matson’s base salary to $285,000 effective March 1, 2024.

(4)

Represents Life, Disability and Medical Insurance premiums, personal auto expenses, allocation of the company’s corporate housing, cell phone and a pay out of unused personal time off (PTO). For the year ended February 28, 2025, Life, Disability and Medical Insurance premiums were $12,880, housing allocation was $8,400, car expenses were $22,489, cell phone was $2,742 and the payout of unused PTO was $93,703. For the year ended February 29, 2024, Life, Disability and Medical Insurance premiums were $21,684, housing allocation was $8,400, car expenses were $23,072, and cell phone was $2,447.

(5)	The salary shown represents base salary received for the year ended February 28, 2025.

(6)	Represents medical and related health insurance premiums.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the fiscal year ended February 28, 2025.

		Fees earned or
Name and Principal Position	Year	paid in cash	Stock Awards	Total
David W. Pointer, Chairman	2025	$40,000	$-	$40,000
Dwight P. Aubrey, Director	2025	28,000	-	28,000
John F. Chiste, Director	2025	30,000	-	30,000
Charles Gillman, Director	2025	24,000	-	24,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of May 21, 2025 by (i) all directors, (ii) the named executive officers for the year ended February 28, 2025, (iii) all executive officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company’s outstanding common stock. Unless noted otherwise, the corporate address of each person listed below is 901 Sansburys Way, West Palm Beach, Florida 33411.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of common stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

	Number of Shares		Percentage of
Name and Address	Beneficially Owned (1)		Outstanding Shares (1)
Tim Eriksen	323,223	(2)	15.5%
Mark Matson	176,573		8.5%
Dwight P. Aubrey	6,000		0.3%
John F. Chiste	6,000		0.3%
Charles Gillman	6,000		0.3%
David W. Pointer	29,188		1.4%
All Executive Officers and Directors as a Group (6 persons)	546,984		26.3%

Olesen Value Fund L.P.	256,508	(3)	12.3%
60 W. Broad Street, Suite 304
Bethlehem, Pennsylvania 18018

Granite State Capital Management	138,573	(4)	6.7%
6725 Brindisi Place
Round Rock, Texas 78665

________________

(1)

Based on 2,082,553 shares of our common stock outstanding as of May 21, 2025. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

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

(3)

This information is based solely on the Form 4 filed on December 23, 2024. Olesen Value Fund L.P. ("OVF") is a private investment partnership existing under the laws of the State of Delaware. Olesen Capital Management LLC is the General Partner and Investment Advisor to OVF. Mr. Christian Olesen is the Managing Member of OVF and has the sole power to vote and dispose of the 256,508 shares of common stock.

(4)

This information is based solely on the Schedule 13G filed with the Securities and Exchange Commission on January 26, 2024. Granite State Capital is an investment advisor to separately managed accounts. Mr. Eric Schleien is the Managing Member of Granite State Capital Management, LLC.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of outstanding options and our common stock that remains available for future issuance as of February 28, 2025.

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	40,994	(1)
Total	-	-	40,994

(1)	Represents 40,994 shares of common stock available under the Solitron Devices, Inc. 2019 Stock Incentive Plan (the "2019 Plan") after the grant of 23,006 shares on November 13, 2020.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Mr. Aubrey, a director of the Company, is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the fiscal year ended February 28, 2025, the Company purchased $106,000 of die and $0 of used equipment from ES Components.  For the fiscal year ended February 29, 2024, the Company purchased $79,000 of die and $0 of used equipment from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components.  For the fiscal years ended February 28, 2025, and February 29, 2024, sales were $0.

Director Independence

The Board of Directors is currently composed of the following five directors: Messrs. Aubrey, Chiste, Eriksen, Gillman and Pointer. The Board has determined that Messrs. Aubrey, Chiste, Gillman and Pointer all meet the criteria for independence specified in the Nasdaq Stock Market Marketplace Rules (the "Nasdaq Rules").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Auditor Fees and Services

The following table sets forth the fees billed during fiscal 2025 and 2024 by Whitley Penn LLP (“Whitley Penn”).  Whitley Penn was our independent certified public accountant retained for the audit of the fiscal years February 28, 2025 and February 29, 2024.  Audit related fees for fiscal year ending February 29, 2024 includes fees related to the MEI acquisition and the MEI financial statement audit for calendar years 2022 and 2023.

	2025	2024
Audit Fees	$161,969	$170,000
Audit-Related Fees	-	151,700
Tax Fees	18,500	6,000
All Other Fees	-	-
Totals	$180,469	$327,700

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Whitley Penn for the fiscal years ended February 28, 2025, and February 29, 2024, as described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

10.9+	Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2023).

10.10+	Lease Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2023).

10.11+	Loan Agreement dated May 21, 2024 between Solitron Devices, Inc and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2024).

10.12+	Promissory Note dated May 21, 2024 issued by Solitron Devices, Inc. in favor of Bank of America, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2024).

10.13+	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated May 21, 2024 by Micro Engineering, Inc. to Bank of America, N.A (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2024).

10.14+	Continuing and Unconditional Guaranty by Micro Engineering, Inc. dated May 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on July 12, 2024).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on July 12, 2024).

23.1*	Consent of Whitley Penn LLP.*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ITEM 16. FORM 10-K SUMMARY.

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

By:	/s/ Carolyn Campbell
Carolyn Campbell

Title:	Chief Financial Officer
Date: May 23, 2025

By:	/s/ Tim Eriksen
Tim Eriksen

Title:	Chief Executive Officer
Date: May 23, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carolyn Campbell		May 23, 2025
Carolyn Campbell	Chief Financial Officer

/s/ Tim Eriksen		May 23, 2025
Tim Eriksen	Chief Executive Officer

/s/ Dwight Aubrey		May 23, 2025
Dwight Aubrey	Director

/s/ John F. Chiste		May 23, 2025
John F. Chiste	Director

/s/ Charles Gillman		May 23, 2025
Charles Gillman	Director

/s/ David W. Pointer		May 23, 2025
David W. Pointer	Chairman