Form 10-Q
period 2025-05-31
SOLITRON DEVICES INC
filed 2025-07-11
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 11, 2025, was 2,082,553.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF May 31, 2025 AND February 28, 2025
(in thousands, except for share and per share amounts)

	May 31, 2025	February 28, 2025
	unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,570	$4,099
Marketable securities	659	919
Accounts receivable	1,750	2,129
Inventories, net	3,591	3,440
Prepaid expenses and other current assets	212	132
TOTAL CURRENT ASSETS	8,782	10,719

Property, plant and equipment, net	8,532	8,635
Intangible assets	2,852	2,905
Deferred tax asset	1,743	1,622
Long-term investment	1,650	-
Other assets	428	555
TOTAL ASSETS	$23,987	$24,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$732	$439
Customer deposits	119	118
Accrued contingent consideration, current	598	570
Mortgage loans, current portion	155	152
Accrued expenses and other current liabilities	857	846
TOTAL CURRENT LIABILITIES	2,461	2,125

Accrued contingent consideration, non-current	254	663
Mortgage loans, net of current portion	3,725	3,765
TOTAL LIABILITIES	6,440	6,553

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,082,553 shares outstanding, net of 487,827 treasury shares at May 31, 2025 and 2,082,553 shares outstanding, net of 487,827 treasury shares at February 28, 2025, respectively	21	21
Additional paid-in capital	1,834	1,834
Retained Earnings	17,104	17,440
Less treasury stock	(1,412)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	17,547	17,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,987	$24,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE three months ended May 31, 2025 AND May 31, 2024
(in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended
	May 31, 2025	May 31, 2024
	unaudited	unaudited
Net sales	$2,700	$3,967
Cost of sales	2,310	2,292

Gross profit	390	1,675

Selling, general and administrative expenses	768	883

Operating income	(378)	792

Other income (loss)
Interest income	-	5
Interest expense	(74)	(50)
Dividend income	41	16
Realized gain on investments	81	11
Unrealized gain (loss) on investments	(127)	27
Total other income (loss)	(79)	9

Net income (loss) before income taxes	$(457)	$801
Income taxes (benefit)	121	(212)
Net income (loss)	$(336)	$589

Net income (loss) per common share - basic and diluted	$(0.16)	$0.28

Weighted average shares outstanding - basic and diluted	2,082,553	2,083,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
FOR THE three months ended May 31, 2025 AND May 31, 2024
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, March 1, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$16,625	$17,068
Net income	-	-	-	-	-	589	589
Balance, May 31, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,214	$17,657

Balance, March 1, 2025	2,570,380	(487,827)	$21	$1,834	$(1,412)	$17,440	$17,883
Net (loss)	-	-	-	-	-	(336)	(336)
Balance, May 31, 2025	2,570,380	(487,827)	$21	$1,834	$(1,412)	$17,104	$17,547

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE three months ended May 31, 2025 AND May 31, 2024
(unaudited, in thousands)

	Three Months	Three Months
	ended	ended
	May 31, 2025	May 31, 2024

Net income (loss)	$(336)	$589
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	141	135
Amortization of intangibles	53	52
Net realized and unrealized (gains) losses on investments	46	(38)
Accrued interest expense on contingent consideration	28	26
Change in net deferred taxes	(121)	146
Changes in Operating Assets and Liabilities:
Accounts receivable	379	335
Inventories	(151)	(360)
Prepaid expenses and other current assets	(80)	(37)
Other assets, non-current	127	(14)
Accounts payable	293	397
Customer deposits	1	(475)
Accrued expenses, other current and non-current liabilities	11	(42)
Net cash provided by operating activities	391	714

Investing activities
Proceeds from sale of marketable securities	296	38
Purchases of marketable securities	(82)	(63)
Purchases of long-term investments	(1,650)	-
Cash paid for acquisition, contingent consideration	(409)	(89)
Purchases of property and equipment	(38)	(1,750)
Net cash (used in) investing activities	(1,883)	(1,864)

Financing activities
Payments on finance lease liabilities	-	(35)
Proceeds from mortgage loan	-	1,400
Principal payments on mortgage loan	(37)	(28)
Net cash provided by (used in) financing activities	(37)	1,337

Net increase (decrease) in cash and cash equivalents	(1,529)	187
Cash and cash equivalents - beginning of the year	4,099	2,217
Cash and cash equivalents - end of period	$2,570	$2,404

Non-cash transactions
Financing right of use asset and liability extinguished	$-	$1,744

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$45	$28

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2025 are not necessarily indicative of the results to be expected for the year ending February 28, 2026.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2025.

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

The following table summarizes the Company’s marketable securities:

May 31, 2025		Gross	Gross
		Unrealized	Unrealized
Marketable Securities:	Cost	Gains	Losses	Fair Value
Common Stocks	$401,000	$258,000	$-	$659,000

February 28, 2025		Gross	Gross
		Unrealized	Unrealized
Marketable Securities:	Cost	Gains	Losses	Fair Value
Common Stocks	$533,000	$402,000	$(16,000)	$919,000

At May 31, 2025 and February 28, 2025, the deferred tax liability related to unrecognized gains and losses on short-term investments was approximately $68,000 and $94,000, respectively.

Investment in Non-Current Securities (Long-Term Investment)

Investment in Non-Current Securities consist of investments in equity securities, which are without a readily determinable fair value, and are expected to be held for longer than one year.  As there is no readily determinable fair value, the Company has elected to use the measurement alternative methodology. Using this approach, investments in non-current equity securities are initially valued at cost. Fair value adjustments are made based on observable price changes for identical or similar investments of the same issuer as of the date the observable transaction took place (measurement date).  Qualitative assessments are completed each reporting period to determine if the fair value of the investment is less than the carrying value, and an adjustment to the carrying value will be recorded if the investment is impaired.  Changes in fair value or impairments (unrecognized gains or losses) are included in other income on the condensed consolidated statements of operations.

The following table summarizes the Company’s non-current securities, which consists of membership interest in an investment fund:

May 31, 2025		Gross	Gross
		Unrealized	Unrealized
Non-current Securities:	Cost	Gains	Losses	Impairment	Fair Value
Long-term Investments	$1,650,000	$-	$-	$-	$1,650,000

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

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The table below shows the Company’s marketable securities, long-term investment and contingent consideration as of May 31, 2025 and February 28, 2025:

May 31, 2025	Level 1	Level 2	Level 3	Total
Common Stocks	$659,000	$-	$-	$659,000
Long-term Investment	-	-	1,650,000	1,650,000
Contingent Consideration	-	-	852,000	852,000
	$659,000	$-	$2,502,000	$3,161,000

February 28, 2025	Level 1	Level 2	Level 3	Total
Common Stocks	$919,000	$-	$-	$919,000
Long-term Investment	-	-	-	-
Contingent Consideration	-	-	1,233,000	1,233,000
	$919,000	$-	$1,233,000	$2,152,000

The table below shows the Company's fair value rollforward of the contingent consideration recorded as a liability for the MEI acquisition completed during the fiscal year ended February 29, 2024. Under the Purchase Agreement the Company agreed to the following potential earn-out payments as additional consideration for the Acquisition: for each of (1) the period beginning on the Closing Date of August 31, 2023, and ending on December 31, 2023, (2) the calendar year ending on December 31, 2024, (3) the calendar year ending December 31, 2025, and (3) the period beginning on January 1, 2026 and ending on the third anniversary of the Closing Date, the Company agreed to pay the MEI Shareholders 7.5% of the gross revenue actually received and collected by the Company during the applicable period from MEI’s existing customers as of the Closing and related to sales by the Company of Company products that were in existence as of the Closing.

	May 31, 2025	February 28, 2025
Contingent consideration	$1,233,000	$1,216,000
Accrued interest expense	28,000	105,000
Earn out payment	(409,000)	(88,000)
Ending Balance	$852,000	$1,233,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances and do not bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible. The accounts receivable balance as of May 31, 2025, and February 28, 2025, was $1,750,000 and $2,129,000, respectively.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment has remained consistent since the Company’s inception. The allowance for credit losses was $0 as of May 31, 2025, and February 28, 2025.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery, in accordance with the Company’s accounting policy election. The total amount of write-offs for the three months ended May 31, 2025, and  May 31, 2024 was $0.

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

Building (years)	39
Building Improvements (years)	15
Leasehold Improvements	Shorter of 10 years or life of lease
Machinery and Equipment (years)	5
Computer equipment (years)	3
Motor vehicles (years)	5

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of May 31, 2025, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $620,000 at May 31, 2025, as compared to $775,000 at February 28, 2025. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no common stock equivalents outstanding during the three months ended May 31, 2025 and May 31, 2024; therefore, there is no effect from dilution on earnings per share.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components. For the three months ended May 31, 2025, the Company purchased $50,478 of die and $0 of used equipment from ES Components. For the three months ended May 31, 2024, the Company purchased $32,878 of die and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company occasionally makes sales to ES Components. For the three months ended May 31, 2025 and May 31, 2024, sales were $0.

Stock based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. No vesting of stock options or grants occurred during the three months ended May 31, 2025 or May 31, 2024.

3.	REVENUE RECOGNITION

Sales returns and allowances accrual activity is shown below for the three months ended May 31, 2025, and May 31, 2024, respectively:

	Fiscal quarters ended
	May 31, 2025	February 28, 2025
Beginning Balance	$310,000	$471,000
Accrued Allowances and Adjustments	(18,000)	(161,000)
Credits Issued	-	-
Ending Balance	$292,000	$310,000

As mentioned in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement. As of May 31, 2025, and February 28, 2025, the inventory balance at that distributor was believed to be $1,124,000 and $1,199,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4.	INVENTORIES

As of May 31, 2025, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,301,000	$(470,000)	$1,831,000
Work-In-Process	5,327,000	(4,003,000)	1,324,000
Finished Goods	923,000	(487,000)	436,000
Totals	$8,551,000	$(4,960,000)	$3,591,000

As of February 28, 2025, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,287,000	$(463,000)	$1,824,000
Work-In-Process	5,171,000	(4,001,000)	1,170,000
Finished Goods	938,000	(492,000)	446,000
Totals	$8,396,000	$(4,956,000)	$3,440,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $83,000 as of May 31, 2025 and $108,000 as of February 28, 2025. As of May 31, 2025, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2025, and February 28, 2025, accrued expenses and other current liabilities consist of the following:

	May 31, 2025	February 28, 2025
Payroll and related employee benefits	$489,000	$467,000
Legal fees	10,000	22,000
Property, sales, and franchise taxes	66,000	47,000
Return allowance	292,000	310,000
Other liabilities	-	-
Totals	$857,000	$846,000

6.	DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2025, and May 31, 2024, respectively are as follows:

Geographic Region	May 31, 2025	May 31, 2024
Europe and Australia	$33,000	$31,000
Canada and Latin America	-	-
Far East and Middle East	11,000	-
United States	2,656,000	3,936,000
Totals	$2,700,000	$3,967,000

For the three months ended May 31, 2025 and May 31, 2024, approximately 53% and 54%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 47% and 46%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended May 31, 2025, and May 31, 2024, respectively are as follows:

Customer	May 31, 2025	Customer	May 31, 2024
1. RTX (Raytheon)	34%	1. ConMed Linvatec	32%
2. ConMed Linvatec	26%	2. RTX (Raytheon)	27%
3. MOOG	11%	3. L3Harris	11%
Totals	71%	Totals	70%

7.	MAJOR SUPPLIERS

For the three months ended May 31, 2025, the Company utilized two suppliers who in total provided 82% of the production materials. Individually, these suppliers accounted for 57% and 25% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended May 31, 2024, the Company utilized two suppliers who in total provided 58% of the production materials. Individually, these suppliers accounted for 44% and 14% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

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

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2025, we had no known material current, pending, or threatened litigation.

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

As of May 31, 2025 and  February 28, 2025 principal payments on the notes payable are as follows:

Total Principal Payments

	May 31, 2025	February 28, 2025
2026	$114,000	$152,000
2027	$159,000	159,000
2028	$167,000	167,000
2029	$174,000	174,000
2030	$183,000	183,000
Thereafter	$3,083,000	3,082,000
Total principal payments	$3,880,000	$3,917,000

10.	STOCKHOLDERS’ EQUITY

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

The Company did not repurchase any shares under the stock repurchase program during the three or three months ended May 31, 2025 or May 31, 2024.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025 and the Unaudited Condensed Consolidated Financial Statements and the related Notes to Unaudited Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. See Note 2 in the financial statements for the Company’s significant accounting policies. Of the Company’s accounting policies, the following are considered to be critical – Revenue Recognition and Inventories. A discussion of these critical accounting policies are included in Note 2 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

See Note 2, “Summary of Significant Accounting Policies”, to the accompanying notes to the financial statements included in this Quarterly Report on 10-Q.

Results of Operations-Three Months Ended May 31, 2025, Compared to Three Months Ended May 31, 2024:

Net Sales. Net sales for the three months ended May 31, 2025, decreased 32% to $2,700,000 as compared to $3,967,000 for the three months ended May 31, 2024. The decrease in net sales was largely due a lower backlog during fiscal year 2025 until the fourth quarter of the year and the associated delivery dates of those orders, along with a delay of a large expected order.

Net bookings for the three months ended May 31, 2025, increased 37% to $2,797,000 versus $2,041,000 during the three months ended May 31, 2024 due to the variable timing on the receipt of orders. Backlog as of May 31, 2025, increased 94% to $18,256,000 as compared to a backlog of $9,413,000 as of May 31, 2024.

Cost of Sales. Cost of sales for the three months ended May 31, 2025, increased to $2,310,000 from $2,292,000 for the three months ended May 31, 2024. Expressed as a percentage of net sales, cost of sales increased to 86% for the three months ended May 31, 2025, from 58% for the three months ended May 31, 2024.

Gross Profit. Gross profit for the three months ended May 31, 2025, decreased to $390,000 from $1,675,000 for the three months ended May 31, 2024. Expressed as a percentage of net sales, gross profit decreased to 14% for the three months ended May 31, 2025, as compared to 42% for the three months ended May 31, 2024. This was due to delay in orders during fiscal year 2025, as mentioned above.

For the three months ended May 31, 2025, we shipped 15,035 units as compared to 22,777 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses decreased slightly to $768,000 for the three months ended May 31, 2025 from $883,000 for the same period in the prior year.  However, expressed as a percentage of net sales, selling, general and administrative expenses during the three months ended May 31, 2025, was 28% as compared to 22% for the three months ended May 31, 2024. The Company experienced higher administration expenses during the first quarter of fiscal year 2025 due to the acquisition of MEI along with increased sales expenses related to greater net sales during the period.

Operating Income. The operating loss for the three months ended May 31, 2025, was ($378,000) as compared to operating income of $792,000 for the three months ended May 31, 2024. This loss is due to the reduction in net sales as noted above.

Other Income (Loss). Interest income decreased to $0 for the three months ended May 31, 2025, as compared to $5,000 for the three months ended May 31, 2024. Interest expense increased to ($74,000) for the three months ended May 31, 2025, as compared to ($50,000) for the three months ended May 31, 2024, due to the acquisition of the MEI property during fiscal year 2025.  Dividend income increased to $41,000 for the three months ended May 31, 2025, as compared to $16,000 for the three months ended May 31, 2024. Realized gains on investments for the three months ended May 31, 2025, increased to $81,000 as compared to $11,000 for the three months ended May 31, 2024. Unrealized gains (losses) on investments for the three months ended May 31, 2025, were ($127,000) due to market price changes in the company’s common stock investments as compared to a gain of $27,000 for the three months ended May 31, 2024.

Income Taxes. Income taxes for the three months ended May 31, 2025, was a benefit of $121,000 as compared to an expense of ($212,000) for the three months ended May 31, 2024.  This change in income tax is due to the company's loss during the current quarter ended May 31, 2025 compared to the net income recorded for the three months ended May 31, 2024.

Net Income (Loss). Net income (loss) for the three months ended May 31, 2025, was ($336,000) as compared to net income of $589,000 for the three months ended May 31, 2024.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $391,000 for the three months ended May 31, 2025, primarily reflecting a net loss of ($336,000), a decrease in accounts receivable of $379,000, an increase in accounts payable of $293,000, depreciation of $141,000, an increase in other non-current assets of $127,000 and an increase in net deferred taxes of $121,000, partially offset by an increase in inventories of $151,000.

Net cash provided by operating activities was $714,000 for the three months ended May 31, 2024, primarily reflecting net income of $589,000, an increase in accounts payable of $397,000, a decrease in accounts receivable of $335,000, a decrease in net deferred taxes of $146,000, depreciation of $135,000, partially offset by a decrease in customer deposits of $475,000 and an increase in inventories of $360,000.

Investing Activities:

Net cash used in investing activities was ($1,883,000) for the three months ended May 31, 2025, principally reflecting ($1,650,000) in purchases of a long-term investment, and ($409,000) of cash paid for acquisition, contingent consideration, partially offset by proceeds from the sale of marketable securities of $296,000.

Net cash used in investing activities was ($1,864,000) for the three months ended May 31, 2024, principally reflecting ($1,750,000) in purchases of property and equipment related to the MEI facility.

Financing Activities:

Net cash used in financing activities was ($37,000) for the three months ended May 31, 2025, reflecting ($37,000) in principal payments on the mortgage loans.

Net cash provided by financing activities was $1,337,000 for the three months ended May 31, 2024, principally reflecting $1,400,000 in proceeds from mortgage loan offset.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs for the next twelve months. Available cash and cash equivalents as of June 30, 2025 was approximately $2.4 million.

At May 31, 2025 and February 28, 2025, we had cash and cash equivalents of approximately $2,570,000 and $4,099,000, respectively. The decrease for the three months ended May 31, 2025, was primarily due to the cash used in investing activities to purchase a long-term investment.

At May 31, 2025 and February 28, 2025, we had investments in securities of approximately $659,000 and $919,000, respectively.

At May 31, 2025 and February 28, 2025, we had working capital of $6,321,000 and $8,594,000, respectively. The decrease for the three months ended May 31, 2025 was due primarily to the cash used in investing activities to purchase the long-term investment and cash paid for acquisition, contingent consideration.

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements”. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects and potential strategic transactions. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2025, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

Some of the factors that may impact our business, financial condition, results of operations, strategies or prospects include:

●

We are subject to substantial customer concentration, and any loss of, or reduction of business from, one or more of our significant customers could hurt our business by reducing our revenues, profitability and cash flow.

●	Our complex manufacturing processes may lower yields and reduce our revenues.
●	Our business could be materially and adversely affected if we are unable to obtain qualified supplies of raw materials, parts and finished components on a timely basis and at a cost-effective price.
●	Increased international tariffs and threats of international tariffs may materially and adversely affect our business.
●

We are dependent on government contracts, which are subject to termination, price renegotiations and regulatory compliance, which can increase the cost of doing business and negatively impact our revenues.

●	We may be unable to successfully execute our acquisition strategy, which may have adverse impacts on our growth and your investment.
●	If the inflationary pressures in the United States and elsewhere where we operate continue, we could experience reduced margins and lose future business.
●	Changes in government policy or economic conditions or technology or reduction in government spending to which our business relates could negatively impact our results.
●	Our inventories may become obsolete and other assets may be subject to risks.
●	Environmental regulations could require us to incur significant costs.
●	Our business is highly competitive and increased competition could reduce gross profit margins and the value of an investment in our Company.
●	Changes in Defense related programs and priorities could reduce the revenues and profitability of our business.
●	Our operating results may decrease due to the decline of profitability in the semiconductor industry.
●	Uncertainty of current economic conditions, domestically and globally, could continue to affect demand for our products and negatively impact our business.
●	We may not achieve the intended effects of our business strategy, which could adversely impact our business, financial condition and results of operations.
●	Our inability to introduce new products could result in decreased revenues and loss of market share to competitors; new technologies could also reduce the demand for our products.
●	The nature of our products exposes us to potentially significant product liability risk.
●	We depend on the recruitment and retention of qualified personnel and our failure to attract and retain such personnel could seriously harm our business.
●	Provisions in our charter documents could make it more difficult to acquire our Company and may reduce the market price of our stock.
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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our new disclosure controls and procedures were appropriately designed. However, based on the timing of when the controls were implemented, there was not sufficient evidence to test whether these controls were operating effectively as of May 31, 2025 to remediate the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025 under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended May 31, 2025.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2025, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2025, which could materially affect our business, financial condition or future results.

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

SOLITRON DEVICES, INC.

Date: July 11, 2025
/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer

Date: July 11, 2025
/s/ Carolyn Campbell
Carolyn Campbell
Chief Financial Officer