Form 10-Q
period 2025-08-31
SOLITRON DEVICES INC
filed 2025-10-10
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 9, 2025, was 2,092,703.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF August 31, 2025 AND February 28, 2025
(in thousands, except for share and per share amounts)

	August 31, 2025	February 28, 2025
	unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,850	$4,099
Marketable securities	595	919
Accounts receivable	2,428	2,129
Inventories, net	3,298	3,440
Prepaid expenses and other current assets	284	132
TOTAL CURRENT ASSETS	9,455	10,719

Property, plant and equipment, net	8,428	8,635
Intangible assets	2,800	2,905
Deferred tax asset	1,827	1,622
Long-term investment	1,650	-
Other assets	425	555
TOTAL ASSETS	$24,585	$24,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$811	$439
Customer deposits	545	118
Accrued contingent consideration, current	617	570
Mortgage loans, current portion	156	152
Accrued expenses and other current liabilities	936	846
TOTAL CURRENT LIABILITIES	3,065	2,125

Accrued contingent consideration, non-current	254	663
Mortgage loans, net of current portion	3,685	3,765
TOTAL LIABILITIES	7,004	6,553

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,092,703 shares outstanding, net of 491,677 treasury shares at August 31, 2025 and 2,082,553 shares outstanding, net of 487,827 treasury shares at February 28, 2025, respectively	21	21
Additional paid-in capital	2,165	1,834
Retained Earnings	16,870	17,440
Less treasury stock	(1,475)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	17,581	17,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,585	$24,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE three and six months ended August 31, 2025 AND August 31, 2024
(in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended	For The Six Months ended	For The Six Months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
	unaudited	unaudited	unaudited	unaudited
Net sales	$3,986	$3,581	$6,686	$7,548
Cost of sales	3,151	2,843	5,461	5,135

Gross profit	835	738	1,225	2,413

Selling, general and administrative expenses	1,126	688	1,894	1,571

Operating income (loss)	(291)	50	(669)	842

Other income (loss)
Interest income	42	1	42	6
Interest expense	(66)	(77)	(140)	(127)
Dividend income	18	6	59	22
Realized gain on investments	170	22	251	33
Unrealized gain (loss) on investments	(198)	21	(325)	48
Miscellaneous income	5	-	5	-
Total other income (loss)	(29)	(27)	(108)	(18)

Net income (loss) before income taxes	$(320)	$23	$(777)	$824
Income (taxes) benefit	86	(6)	207	(218)
Net income (loss)	$(234)	$17	$(570)	$606

Net income (loss) per common share - basic and diluted	$(0.11)	$0.01	$(0.27)	$0.29

Weighted average shares outstanding - basic and diluted	2,084,664	2,083,436	2,083,394	2,083,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
FOR THE three and six months ended August 31, 2025 AND August 31, 2024
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, March 1, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$16,625	$17,068
Net income	-	-	-	-	-	589	589
Balance, May 31, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,214	$17,657

Net Income	-	-	-	-	-	17	17
Balance, August 31, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,231	$17,674

Balance, March 1, 2025	2,570,380	(487,827)	$21	$1,834	$(1,412)	$17,440	$17,883
Net (loss)	-	-	-	-	-	(336)	(336)
Balance, May 31, 2025	2,570,380	(487,827)	$21	$1,834	$(1,412)	$17,104	$17,547

Stock based compensation	14,000		-	331			331
Repurchase of shares		(3,850)	-		(63)		(63)
Net (loss)			-	-		(234)	(234)
Balance, August 31, 2025	2,584,380	(491,677)	$21	$2,165	$(1,475)	$16,870	$17,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE six months ended August 31, 2025 AND August 31, 2024
(unaudited, in thousands)

	Six Months	Six Months
	ended	ended
	August 31, 2025	August 31, 2024

Net income (loss)	$(570)	$606
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	285	277
Stock compensation	331	-
Amortization of intangibles	105	105
Net realized and unrealized gains (losses) on investments	32	(81)
Interest income	42	-
Accrued interest expense on contingent consideration	47	52
Change in net deferred taxes	(205)	152
Changes in Operating Assets and Liabilities:
Accounts receivable	(299)	629
Inventories	142	(89)
Prepaid expenses and other current assets	(152)	(60)
Other assets, non-current	130	(44)
Accounts payable	372	380
Customer deposits	427	(287)
Accrued expenses, other current and non-current liabilities	90	(90)
Net cash provided by operating activities	777	1,549

Investing activities
Proceeds from sale of marketable securities	783	500
Purchases of marketable securities	(533)	(416)
Purchases of long-term investments	(1,650)	-
Cash paid for acquisition, contingent consideration	(409)	(89)
Purchases of property and equipment	(78)	(1,762)
Net cash (used in) investing activities	(1,887)	(1,767)

Financing activities
Repurchase of stock	(63)	(35)
Proceeds from mortgage loan	-	1,400
Principal payments on mortgage loan	(76)	(61)
Net cash provided by (used in) financing activities	(139)	1,304

Net increase (decrease) in cash and cash equivalents	(1,249)	1,086
Cash and cash equivalents - beginning of the year	4,099	2,217
Cash and cash equivalents - end of period	$2,850	$3,303

Non-cash transactions
Financing right of use asset and liability extinguished	$-	$1,744

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$93	$61

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended August 31, 2025 are not necessarily indicative of the results to be expected for the year ending February 28, 2026.

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

Investments in Marketable Securities

Investments in Securities includes investments in equity securities. Investments in securities are reported at fair value with changes in unrecognized gains or losses included in other income on the condensed consolidated statements of operations.

The following table summarizes the Company’s marketable securities:

August 31, 2025		Gross	Gross
		Unrealized	Unrealized
Marketable Securities:	Cost	Gains	Losses	Fair Value
Common Stocks	$534,000	$65,000	$(4,000)	$595,000

February 28, 2025		Gross	Gross
		Unrealized	Unrealized
Marketable Securities:	Cost	Gains	Losses	Fair Value
Common Stocks	$533,000	$402,000	$(16,000)	$919,000

At August 31, 2025 and February 28, 2025, the deferred tax liability related to unrecognized gains and losses on short-term investments was approximately $16,000 and $98,000, respectively.

Investment in Non-Current Securities (Long-Term Investment)

Investment in Non-Current Securities consist of investments in equity securities, which are without a readily determinable fair value, and are expected to be held for longer than one year.  As there is no readily determinable fair value, the Company has elected to use the measurement alternative methodology. Using this approach, investments in non-current equity securities are initially valued at cost. Fair value adjustments are made based on observable price changes for identical or similar investments of the same issuer as of the date the observable transaction took place (measurement date).  Qualitative assessments are completed each reporting period to determine if the fair value of the investment is less than the carrying value, and an adjustment to the carrying value will be recorded if the investment is impaired.  Changes in fair value or impairments (unrecognized gains or losses) are included in other income on the condensed consolidated statements of operations. As of the Three Months Ended August 31, 2025 the Company received $42,000 in interest income from the investment.

The following table summarizes the Company’s non-current securities, which consists of membership interest in an investment fund:

August 31, 2025		Gross	Gross
		Unrealized	Unrealized
Non-current Securities:	Cost	Gains	Losses	Impairment	Fair Value
Long-term Investments	$1,650,000	$-	$-	$-	$1,650,000

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

The table below shows the Company’s marketable securities, long-term investment and contingent consideration as of August 31, 2025 and February 28, 2025:

August 31, 2025	Level 1	Level 2	Level 3	Total
Common Stocks	$595,000	$-	$-	$595,000
Long-term Investment	-	-	1,650,000	1,650,000
Contingent Consideration	-	-	871,000	871,000
	$595,000	$-	$2,521,000	$3,116,000

February 28, 2025	Level 1	Level 2	Level 3	Total
Common Stocks	$919,000	$-	$-	$919,000
Long-term Investment	-	-	-	-
Contingent Consideration	-	-	1,233,000	1,233,000
	$919,000	$-	$1,233,000	$2,152,000

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

	August 31, 2025	February 28, 2025
Contingent consideration	$1,233,000	$1,216,000
Accrued interest expense	47,000	105,000
Earn out payment	(409,000)	(88,000)
Ending Balance	$871,000	$1,233,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances and do not bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible. The accounts receivable balance as of August 31, 2025, and February 28, 2025, was $2,428,000 and $2,129,000, respectively.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment has remained consistent since the Company’s inception. The allowance for credit losses was $0 as of August 31, 2025, and February 28, 2025.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery, in accordance with the Company’s accounting policy election. The total amount of write-offs for the six months ended August 31, 2025, and  August 31, 2024 was $0.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of August 31, 2025, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $420,000 at August 31, 2025, as compared to $775,000 at February 28, 2025. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no common stock equivalents outstanding during the three and six months ended August 31, 2025 and August 31, 2024; therefore, there is no effect from dilution on earnings per share.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components. For the three and six months ended August 31, 2025, the Company purchased $8,000 and $58,000 of die, respectively and $0 of used equipment from ES Components. For the three and six months ended August 31, 2024, the Company purchased $57,000 and $90,000 of die and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company occasionally makes sales to ES Components. For the three and six months ended August 31, 2025 and August 31, 2024, sales were $0.

Stock based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. See Note 10. Stockholders' Equity for the stock options and grants which were awarded and vested during the three and six months ended August 31, 2025. No vesting of stock options or grants occurred during the three and six months ended August 31, 2024.

3.	REVENUE RECOGNITION

Sales returns and allowances accrual activity is shown below for the three and six months ended August 31, 2025, and August 31, 2024, respectively:

	Fiscal quarters ended		Six fiscal months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Beginning Balance	$292,000	$363,000	$310,000	$471,000
Accrued Allowances and Adjustments	1,000	-	(17,000)	(108,000)
Credits Issued	-	-	-	-
Ending Balance	$293,000	$363,000	$293,000	$363,000

As mentioned in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement. As of August 31, 2025, and February 28, 2025, the inventory balance at that distributor was believed to be $1,123,000 and $1,199,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4.	INVENTORIES

As of August 31, 2025, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,204,000	$(495,000)	$1,709,000
Work-In-Process	5,435,000	(4,011,000)	1,424,000
Finished Goods	645,000	(480,000)	165,000
Totals	$8,284,000	$(4,986,000)	$3,298,000

As of February 28, 2025, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,287,000	$(463,000)	$1,824,000
Work-In-Process	5,171,000	(4,001,000)	1,170,000
Finished Goods	938,000	(492,000)	446,000
Totals	$8,396,000	$(4,956,000)	$3,440,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $74,000 as of August 31, 2025 and $108,000 as of February 28, 2025. As of August 31, 2025, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2025, and February 28, 2025, accrued expenses and other current liabilities consist of the following:

	August 31, 2025	February 28, 2025
Payroll and related employee benefits	$540,000	$467,000
Legal fees	3,000	22,000
Property, sales, and franchise taxes	100,000	47,000
Return allowance	293,000	310,000
Other liabilities	-	-
Totals	$936,000	$846,000

6.	DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended August 31, 2025, and August 31, 2024, respectively are as follows:

Geographic Region	August 31, 2025	August 31, 2024
Europe and Australia	$100,000	$2,000
Canada and Latin America	-	-
Far East and Middle East	18,000	-
United States	3,868,000	3,579,000
Totals	$3,986,000	$3,581,000

For the three months ended August 31, 2025 and August 31, 2024, approximately 41% and 54%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 59% and 46%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the six months ended August 31, 2025, and August 31, 2024, respectively are as follows:

Geographic Region	August 31, 2025	August 31, 2024
Europe and Australia	$133,000	$33,000
Canada and Latin America	-	-
Far East and Middle East	29,000	-
United States	6,524,000	7,515,000
Totals	$6,686,000	$7,548,000

For the six months ended August 31, 2025 and August 31, 2024, approximately 46% and 54%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 54% and 46%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended August 31, 2025, and August 31, 2024, respectively are as follows:

Customer	August 31, 2025	Customer	August 31, 2024
1. ConMed Linvatec	40%	1. ConMed Linvatec	42%
2. RTX (Raytheon)	25%	2. RTX (Raytheon)	27%
		3. L3Harris	14%
Totals	65%	Totals	83%

Customers who contributed ten percent or more of revenues for the six months ended August 31, 2025, and August 31, 2024, respectively are as follows:

Customer	August 31, 2025	Customer	August 31, 2024
1. ConMed Linvatec	38%	1. ConMed Linvatec	37%
2. RTX (Raytheon)	26%	2. RTX (Raytheon)	25%
		3. L3Harris	13%
Totals	64%	Totals	75%

7.	MAJOR SUPPLIERS

For the three months ended August 31, 2025, the Company utilized two suppliers who in total provided 47% of the production materials. Individually, these suppliers accounted for 33% and 14% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.  For the six months ended August 31, 2025, the Company utilized two suppliers who in total provided 49% of the production materials. Individually, these suppliers accounted for 39% and 10% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended August 31, 2024, the Company utilized two suppliers who in total provided 46% of the production materials. Individually, these suppliers accounted for 33% and 13% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.  For the six months ended August 31, 2024, the Company utilized two suppliers who in total provided 48% of the production materials. Individually, these suppliers accounted for 38% and 10% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

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

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2025, we had no known material current, pending, or threatened litigation.

9.	NOTES PAYABLE

On April 16, 2021, the Company closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. (the “Bank”) in the amount of $2,940,000 to fund that portion of the total purchase price, and entered into the Master Credit Agreement, a Note, a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing and Financial Covenant Agreement (the “FCA”). The loan accrues interest at a fixed rate of 3.8% per year and matures on April 15, 2031. Beginning on May 15, 2021, the Company began making monthly installments of $17,593 consisting of principal and interest. The payment and performance of the loan is secured by a security interest in the property acquired. As of August 31, 2025, the principal balance due on the note was 2,480,000.

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

Pursuant to the loan documentation, the Bank has advanced $1,400,000 to the Company for the purchase of the Micro Property. The Company agreed to pay installments of principal and interest in the amount of $10,444 on the first day of each month, commencing on July 1, 2024, and continuing on the same day of each calendar month thereafter, through May 1, 2034. The Company agreed to pay all remaining outstanding principal, together with all then accrued and unpaid interest, on May 31, 2034. The outstanding principal amount of the loan may be prepaid at any time with accrued interest and the interest payment that would have accrued through the term of the loan with respect to the prepayment amount. The loan is scheduled to mature on May 31, 2034. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 6.39% per annum.  As of August 31, 2025, the principal balance due on the note was 1,361,000.

As of August 31, 2025 and  February 28, 2025 principal payments on the notes payable are as follows:

Total Principal Payments

	August 31, 2025	February 28, 2025
2026	$75,000	$152,000
2027	$159,000	159,000
2028	$167,000	167,000
2029	$174,000	174,000
2030	$183,000	183,000
Thereafter	$3,083,000	3,082,000
Total principal payments	$3,841,000	$3,917,000

10.	STOCKHOLDERS’ EQUITY

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

The Company repurchased 3,850 shares under the stock repurchase program, at an average price of $16.19 per share for a total expense of approximately $63,000, during the three and six months ended August 31, 2025.  The company did not repurchase any shares under the stock repurchase program during the three and six months ended August 31, 2024.

Stock Options and Grants

On August 13, 2025, the Board approved stock grants totaling 14,000 shares, which vested immediately.  The CEO, COO and CFO and each non-employee director received 2,000 shares: COO and President Mark Matson, CEO Tim Eriksen, CFO Carolyn Campbell, Board Chairman David Pointer, and Directors John Chiste, Dwight Aubrey, and Charles Gillman. The fair value of the stock grant was approximately $225,000 based on then closing price of $16.10 per share on the grant date. On August 13, 2025, the Board also approved an updated employment agreement for Mark Matson as COO and President.  Under the terms of this agreement, Mr. Matson has the right to purchase up to 50,000 shares of Company common stock at a share price of $14.50 for a period of 90 days after agreement date and the right to buy up to 5,000 shares within 30 days after the end of each fiscal quarter based on the weighted average share price during the quarter. For the three months ended August 31, 2025, the Company recorded a fair value expense of approximately $105,000 for the 50,000 shares of common stock available to Mr. Matson per his updated agreement.

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

Results of Operations-Three Months Ended August 31, 2025, Compared to Three Months Ended August 31, 2024:

Net Sales. Net sales for the three months ended August 31, 2025, increased 11% to $3,986,000 as compared to $3,581,000 for the three months ended August 31, 2024. The increase in net sales was largely due a lower backlog during fiscal year 2025 until the fourth quarter of the year and the associated delivery dates of those orders.

Net bookings for the three months ended August 31, 2025, increased 147% to $4,324,000 versus $1,752,000 during the three months ended August 31, 2024 due to the variable timing on the receipt of orders. Backlog as of August 31, 2025, increased 146% to $18,642,000 as compared to a backlog of $7,572,000 as of August 31, 2024.

Cost of Sales. Cost of sales for the three months ended August 31, 2025, increased to $3,151,000 from $2,843,000 for the three months ended August 31, 2024. However, expressed as a percentage of net sales, cost of sales was consistent at 79% for the three months ended August 31, 2025, and for the three months ended August 31, 2024.

Gross Profit. Gross profit for the three months ended August 31, 2025, increased to $835,000 from $738,000 for the three months ended August 31, 2024. Expressed as a percentage of net sales, gross profit was consistent at  21% for both the three months ended August 31, 2025, and for the three months ended August 31, 2024.

For the three months ended August 31, 2025, we shipped 20,805 units as compared to 16,120 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $1,126,000 for the three months ended August 31, 2025 from $688,000 for the three months ended August 31, 2024.  Expressed as a percentage of net sales, selling, general and administrative expenses during the three months ended August 31, 2025, was 28% as compared to 19% for the three months ended August 31, 2024. The Company experienced higher administration expenses during the second quarter of fiscal year 2026 due to stock awards and stock options to senior management and directors of $331,000, along with increased sales expenses related to greater net sales during the period.

Operating Income (Loss). The operating loss for the three months ended August 31, 2025, was ($291,000) as compared to operating income of $50,000 for the three months ended August 31, 2024. This loss is due to stock expense as noted above.

Other Income (Loss). Interest income increased to $42,000 for the three months ended August 31, 2025, as compared to $1,000 for the three months ended August 31, 2024. This increase was due to interest received on the Company's long-term investment.  Interest expense decreased to ($66,000) for the three months ended August 31, 2025, as compared to ($77,000) for the three months ended August 31, 2024, due to the timing of the MEI property acquisition during fiscal year 2025.  Dividend income increased to $18,000 for the three months ended August 31, 2025, as compared to $6,000 for the three months ended August 31, 2024. Realized gains on investments for the three months ended August 31, 2025, increased to $170,000 as compared to $22,000 for the three months ended August 31, 2024. Unrealized gains (losses) on investments for the three months ended August 31, 2025, were ($198,000) due to market price changes in the company’s common stock investments as compared to a gain of $21,000 for the three months ended August 31, 2024.

Income Taxes. Income taxes for the three months ended August 31, 2025, was a benefit of $86,000 as compared to an expense of ($6,000) for the three months ended August 31, 2024.  This change in income tax is due to the company's loss during the current quarter ended August 31, 2025 compared to the net income recorded for the three months ended August 31, 2024.

Net Income (Loss). Net income (loss) for the three months ended August 31, 2025, was ($234,000) as compared to net income of $17,000 for the three months ended August 31, 2024.

Results of Operations-Six Months Ended August 31, 2025, Compared to Six Months Ended August 31, 2024:

Net Sales. Net sales for the six months ended August 31, 2025, decreased 11% to $6,686,000 as compared to $7,548,000 for the six months ended August 31, 2024. The decrease in net sales was largely due to significantly lower sales during the first quarter of fiscal year 2026, which was the result of lower backlog during fiscal year 2025 and the delay in an expected order.

Net bookings for the six months ended August 31, 2025, increased 88% to $7,121,000 versus $3,793,000 during the six months ended August 31, 2024 due to the variable timing on the receipt of orders. Backlog as of August 31, 2025, increased 146% to $18,642,000 as compared to a backlog of $7,572,000 as of August 31, 2024.

Cost of Sales. Cost of sales for the six months ended August 31, 2025, increased to $5,461,000 from $5,135,000 for the six months ended August 31, 2024. Expressed as a percentage of net sales, cost of sales increased to 82% for the six months ended August 31, 2025, from 68% for the six months ended August 31, 2024. This is due to the higher cost of materials during the period.

Gross Profit. Gross profit for the six months ended August 31, 2025, decreased to $1,225,000 from $2,413,000 for the six months ended August 31, 2024. Expressed as a percentage of net sales, gross profit decreased to 18% for the six months ended August 31, 2025, as compared to 32% for the six months ended August 31, 2024. This was due to the higher cost of materials, as mentioned above.

For the six months ended August 31, 2025, we shipped 35,840 units as compared to 38,897 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $1,894,000 for the six months ended August 31, 2025 from $1,571,000 for the same period in the prior year.  Expressed as a percentage of net sales, selling, general and administrative expenses during the six months ended August 31, 2025, was 28% as compared to 21% for the six months ended August 31, 2024. The Company experienced higher administration expenses during fiscal year 2026 as noted above.

Operating Income (Loss). The operating loss for the six months ended August 31, 2025, was ($669,000) as compared to operating income of $842,000 for the six months ended August 31, 2024. This loss is due to the reduction in net sales and increased expenses as noted above.

Other Income (Loss). Interest income increased to $42,000 for the six months ended August 31, 2025, as compared to $6,000 for the six months ended August 31, 2024, as noted above.  Interest expense increased to ($140,000) for the six months ended August 31, 2025, as compared to ($127,000) for the six months ended August 31, 2024, due to the timing of the MEI property acquisition during fiscal year 2025.  Dividend income increased to $59,000 for the six months ended August 31, 2025, as compared to $22,000 for the six months ended August 31, 2024. Realized gains on investments for the six months ended August 31, 2025, increased to $251,000 as compared to $33,000 for the six months ended August 31, 2024. Unrealized gains (losses) on investments for the six months ended August 31, 2025, were ($325,000) due to market price changes in the company’s common stock investments as compared to a gain of $48,000 for the six months ended August 31, 2024.  Miscellaneous income for the  six months ended August 31, 2025 was $5,000 as compared to $0 for the six months ended August 31, 2024.

Income Taxes. Income taxes for the six months ended August 31, 2025, was a benefit of $207,000 as compared to an expense of ($218,000) for the six months ended August 31, 2024.  This change in income tax is due to the company's loss during the six months ended August 31, 2025 compared to the net income recorded for the six months ended August 31, 2024.

Net Income (Loss). Net income (loss) for the six months ended August 31, 2025, was ($570,000) as compared to net income of $606,000 for the six months ended August 31, 2024.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $777,000 for the six months ended August 31, 2025, primarily reflecting a net loss of ($570,000), an increase in customer deposits of $427,000, an increase in accounts payable of $372,000, stock compensation of $330,000, depreciation of $285,000, a decrease in inventories of $142,000, an increase in other non-current assets of $130,000, amortization of intangibles of $105,000 partially offset by an increase in accounts receivable of $299,000, change in net deferred taxes of $205,000 and an increase in other current assets of $152,000.

Net cash provided by operating activities was $1,549,000 for the six months ended August 31, 2024, primarily reflecting net income of $606,000, an decrease in accounts receivable of $629,000, an increase in accounts payable of $380,000, depreciation of $277,000, a change in net deferred taxes of $152,000, and amortization of intangibles of $105,000 partially offset by a decrease in customer deposits of $287,000, a decrease in accrued expenses of $90,000 and an increase in inventories of $89,000.

Investing Activities:

Net cash used in investing activities was ($1,887,000) for the six months ended August 31, 2025, principally reflecting $1,650,000 in purchases of a long-term investment, $409,000 of cash paid for acquisition, contingent consideration, partially offset by proceeds from the sale of marketable securities of $783,000 less the purchase of marketable securities of $533,000.

Net cash used in investing activities was ($1,767,000) for the six months ended August 31, 2024, principally reflecting $1,762,000 in purchases of property and equipment, $416,000 in purchases of marketable securities, and $89,000 of cash paid for acquisition, contingent consideration, partially offset by proceeds from the sale of marketable securities of $500,000.

Financing Activities:

Net cash used in financing activities was ($139,000) for the six months ended August 31, 2025, reflecting $76,000 in principal payments on the mortgage loans and $63,000 for the repurchase of the Company's common stock.

Net cash provided by financing activities was $1,304,000 for the six months ended August 31, 2024, principally reflecting $1,400,000 in proceeds from mortgage loan offset by $61,000 in principal payments on the mortgage loans and $3,000 in payments on finance lease liabilities.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs for the next twelve months. Available cash and cash equivalents as of September 30, 2025 was approximately $2.3 million.

At August 31, 2025 and February 28, 2025, we had cash and cash equivalents of approximately $2,850,000 and $4,099,000, respectively. The decrease for the six months ended August 31, 2025, was primarily due to the cash used in investing activities to purchase a long-term investment.

At August 31, 2025 and February 28, 2025, we had investments in securities of approximately $595,000 and $919,000, respectively.

At August 31, 2025 and February 28, 2025, we had working capital of $6,390,000 and $8,594,000, respectively. The decrease for the six months ended August 31, 2025 was due primarily to the cash used in investing activities to purchase the long-term investment and cash paid for acquisition, contingent consideration.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our new disclosure controls and procedures were appropriately designed. However, based on the timing of when the controls were implemented, there was not sufficient evidence to test whether these controls were operating effectively as of August 31, 2025 to remediate the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025 under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three and six months ended August 31, 2025.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 31, 2025, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2025, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of common stock under the Company’s share repurchase program during the fiscal quarter ended August 31, 2025:

Date of repurchase	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar amount that may yet be purchased under the program
August 15, 2025	3,848	$16.19	3,848	$1,937,000
August 19, 2025	1	16.20	1	1,937,000
August 21, 2025	1	16.13	1	1,937,000
	3,850		3,850

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

ITEM 6. EXHIBITS

Filed or
		Incorporated by			Furnished
		Reference			Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation	10-K	2/28/1993	-
3.2	Amended and Restated By-laws of Solitron Devices, Inc.	8-K	7/27/2016	3.1
10.1	Employment Agreement dated August 13, 2025 by and between Solitron Devices, Inc. and Mark Matson	8-K	8/14/2025	10.1
31.1	Certification of Chief Executive Officer and Chief Financial Officer (302)				Filed
32.1	Certification of Chief Executive Officer and Chief Financial Officer (906)				Furnished
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITRON DEVICES, INC.

Date: October 10, 2025
/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer

Date: October 10, 2025
/s/ Carolyn Campbell
Carolyn Campbell
Chief Financial Officer