Form 10-Q
period 2025-11-30
SOLITRON DEVICES INC
filed 2026-01-13
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 12, 2026, was 2,147,703.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF November 30, 2025 AND February 28, 2025
(in thousands, except for share and per share amounts)

	November 30, 2025	February 28, 2025
	unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,602	$4,099
Marketable securities	311	919
Accounts receivable	3,187	2,129
Inventories, net	3,640	3,440
Prepaid expenses and other current assets	215	132
TOTAL CURRENT ASSETS	10,955	10,719

Property, plant and equipment, net	8,303	8,635
Intangible assets	2,747	2,905
Deferred tax asset	1,587	1,622
Long-term investment	1,650	-
Other assets	424	555
TOTAL ASSETS	$25,666	$24,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$925	$439
Customer deposits	63	118
Accrued contingent consideration, current	891	570
Mortgage loans, current portion	158	152
Accrued expenses and other current liabilities	1,012	846
TOTAL CURRENT LIABILITIES	3,049	2,125

Accrued contingent consideration, non-current	-	663
Mortgage loans, net of current portion	3,645	3,765
TOTAL LIABILITIES	6,694	6,553

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,142,703 shares outstanding, net of 441,677 treasury shares at November 30, 2025 and 2,082,553 shares outstanding, net of 487,827 treasury shares at February 28, 2025, respectively	21	21
Additional paid-in capital	1,978	1,834
Retained Earnings	17,523	17,440
Less treasury stock	(550)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	18,972	17,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,666	$24,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE three and nine months ended November 30, 2025 AND November 30, 2024
(in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended	For The Nine Months ended	For The Nine Months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
	unaudited	unaudited	unaudited	unaudited
Net sales	$5,022	$3,369	$11,708	$10,917
Cost of sales	3,299	2,368	8,760	7,503

Gross profit	1,723	1,001	2,948	3,414

Selling, general and administrative expenses	794	675	2,688	2,246

Operating income	929	326	260	1,168

Other income (loss)
Interest income	54	-	96	6
Interest expense	(65)	(67)	(205)	(194)
Dividend income	19	12	78	34
Realized gain on investments	63	13	314	46
Unrealized gain (loss) on investments	(108)	78	(433)	126
Miscellaneous income	2	-	7	-
Total other income (loss)	(35)	36	(143)	18

Net income before income taxes	$894	$362	$117	$1,186
Income (taxes)	(241)	(96)	(34)	(314)
Net income	$653	$266	$83	$872

Net income per common share - basic and diluted	$0.31	$0.13	$0.04	$0.42

Weighted average shares outstanding - basic and diluted	2,104,241	2,083,436	2,090,436	2,083,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
FOR THE three and nine months ended November 30, 2025 AND November 30, 2024
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, March 1, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$16,625	$17,068
Net income	-	-	-	-	-	589	589
Balance, May 31, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,214	$17,657

Net Income	-	-	-	-	-	17	17
Balance, August 31, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,231	$17,674

Net Income	-	-	-	-	-	266	266
Balance, November 30, 2024	2,571,263	(487,827)	$21	$1,834	$(1,412)	$17,497	$17,940

Balance, March 1, 2025	2,570,380	(487,827)	$21	$1,834	$(1,412)	$17,440	$17,883
Net (loss)	-	-	-	-	-	(336)	(336)
Balance, May 31, 2025	2,570,380	(487,827)	$21	$1,834	$(1,412)	$17,104	$17,547

Stock based compensation	14,000		-	331			331
Repurchase of shares		(3,850)	-		(63)		(63)
Net (loss)			-	-		(234)	(234)
Balance, August 31, 2025	2,584,380	(491,677)	$21	$2,165	$(1,475)	$16,870	$17,581

Stock based compensation	-	-	-	13	-	-	13
Issuance/sale of shares	-	50,000	-	(200)	925	-	725
Net Income	-	-	-	-	-	653	653
Balance, November 30, 2025	2,584,380	(441,677)	$21	$1,978	$(550)	$17,523	$18,972

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE nine months ended November 30, 2025 AND November 30, 2024
(unaudited, in thousands)

	Nine Months	Nine Months
	ended	ended
	November 30, 2025	November 30, 2024

Net income	$83	$872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	431	420
Stock compensation	344	-
Amortization of intangibles	158	157
Net realized and unrealized gains (losses) on investments	24	(174)
Interest income	96	-
Accrued interest expense on contingent consideration	67	77
Change in net deferred taxes	35	248
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,058)	1,033
Inventories	(200)	134
Prepaid expenses and other current assets	(83)	199
Other assets, non-current	131	(147)
Accounts payable	486	(48)
Customer deposits	(55)	(475)
Accrued expenses, other current and non-current liabilities	166	(236)
Net cash provided by operating activities	625	2,060

Investing activities
Proceeds from sale of marketable securities	1,170	647
Purchases of marketable securities	(682)	(592)
Purchases of long-term investments	(1,650)	-
Cash paid for acquisition, contingent consideration	(409)	(88)
Purchases of property and equipment	(99)	(1,788)
Net cash (used in) investing activities	(1,670)	(1,821)

Financing activities
Repurchase of stock	(63)	-
Payment on finance lease liabilities	-	(35)
Proceeds from sale of company stock	725	-
Proceeds from mortgage loan	-	1,400
Principal payments on mortgage loan	(114)	(94)
Net cash provided by financing activities	548	1,271

Net increase (decrease) in cash and cash equivalents	(497)	1,510
Cash and cash equivalents - beginning of the year	4,099	2,217
Cash and cash equivalents - end of period	$3,602	$3,727

Non-cash transactions
Financing right of use asset and liability extinguished	$-	$1,744

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$139	$94

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended November 30, 2025 are not necessarily indicative of the results to be expected for the year ending February 28, 2026.

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

The following table summarizes the Company’s marketable securities:

November 30, 2025		Gross	Gross
		Unrealized	Unrealized
Marketable Securities:	Cost	Gains	Losses	Fair Value
Common Stocks	$358,000	$12,000	$(59,000)	$311,000

February 28, 2025		Gross	Gross
		Unrealized	Unrealized
Marketable Securities:	Cost	Gains	Losses	Fair Value
Common Stocks	$533,000	$402,000	$(16,000)	$919,000

At November 30, 2025, the deferred tax asset related to unrecognized gains and losses on short-term investments was approximately ($12,000), compared to a deferred tax liability of approximately $94,000 as of February 28, 2025.

Investment in Non-Current Securities (Long-Term Investment)

Investment in Non-Current Securities consist of investments in equity securities, which are without a readily determinable fair value, and are expected to be held for longer than one year.  As there is no readily determinable fair value, the Company has elected to use the measurement alternative methodology. Using this approach, investments in non-current equity securities are initially valued at cost. Fair value adjustments are made based on observable price changes for identical or similar investments of the same issuer as of the date the observable transaction took place (measurement date).  Qualitative assessments are completed each reporting period to determine if the fair value of the investment is less than the carrying value, and an adjustment to the carrying value will be recorded if the investment is impaired.  Changes in fair value or impairments (unrecognized gains or losses) are included in other income on the condensed consolidated statements of operations. As of three and nine months ended November 30, 2025, the Company received $54,000 and $96,000 in interest income from the investment, respectively.

The following table summarizes the Company’s non-current securities, which consists of membership interest in an investment fund:

November 30, 2025		Gross	Gross
		Unrealized	Unrealized
Non-current Securities:	Cost	Gains	Losses	Impairment	Fair Value
Long-term Investments	$1,650,000	$-	$-	$-	$1,650,000

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

The table below shows the Company’s marketable securities, long-term investment and contingent consideration as of November 30, 2025 and February 28, 2025:

November 30, 2025	Level 1	Level 2	Level 3	Total
Common Stocks	$311,000	$-	$-	$311,000
Long-term Investment	-	-	1,650,000	1,650,000
Contingent Consideration	-	-	891,000	891,000
	$311,000	$-	$2,541,000	$2,852,000

February 28, 2025	Level 1	Level 2	Level 3	Total
Common Stocks	$919,000	$-	$-	$919,000
Long-term Investment	-	-	-	-
Contingent Consideration	-	-	1,233,000	1,233,000
	$919,000	$-	$1,233,000	$2,152,000

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

	November 30, 2025	February 28, 2025
Contingent consideration	$1,233,000	$1,216,000
Accrued interest expense	67,000	105,000
Earn out payment	(409,000)	(88,000)
Ending Balance	$891,000	$1,233,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances and do not bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible. The accounts receivable balance as of November 30, 2025, and February 28, 2025, was $3,187,000 and $2,129,000, respectively.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment has remained consistent since the Company’s inception. The allowance for credit losses was $0 as of November 30, 2025, and February 28, 2025.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery, in accordance with the Company’s accounting policy election. The total amount of write-offs for the nine months ended November 30, 2025, and  November 30, 2024 was $0.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of November 30, 2025, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $807,000 at November 30, 2025, as compared to $775,000 at February 28, 2025. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had 5,000 and no common stock equivalents outstanding during the three and nine months ended November 30, 2025 and November 30, 2024, respectively.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components. For the three and nine months ended November 30, 2025, the Company purchased $52,000 and $110,000 of die, respectively and $0 of used equipment from ES Components. For the three and nine months ended November 30, 2024, the Company purchased $0 and $90,000 of die and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company occasionally makes sales to ES Components. For the three and nine months ended November 30, 2025 and November 30, 2024, sales were $0.

Stock based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. See Note 10. Stockholders' Equity for the stock options and grants which were awarded and vested during the three and nine months ended November 30, 2025. No vesting of stock options or grants occurred during the three and nine months ended November 30, 2024.

3.	REVENUE RECOGNITION

Sales returns and allowances accrual activity is shown below for the three and nine months ended November 30, 2025, and November 30, 2024, respectively:

	Fiscal quarters ended		Nine fiscal months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Beginning Balance	$293,000	$363,000	$310,000	$471,000
Accrued Allowances and Adjustments	(24,000)	(33,000)	(41,000)	(141,000)
Ending Balance	$269,000	$330,000	$269,000	$330,000

As mentioned in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement. As of November 30, 2025, and February 28, 2025, the inventory balance at that distributor was believed to be $1,029,000 and $1,199,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4.	INVENTORIES

As of November 30, 2025, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,720,000	$(521,000)	$2,199,000
Work-In-Process	5,330,000	(4,008,000)	1,322,000
Finished Goods	601,000	(482,000)	119,000
Totals	$8,651,000	$(5,011,000)	$3,640,000

As of February 28, 2025, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,287,000	$(463,000)	$1,824,000
Work-In-Process	5,171,000	(4,001,000)	1,170,000
Finished Goods	938,000	(492,000)	446,000
Totals	$8,396,000	$(4,956,000)	$3,440,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $73,000 as of November 30, 2025 and $108,000 as of February 28, 2025. As of November 30, 2025, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of November 30, 2025, and February 28, 2025, accrued expenses and other current liabilities consist of the following:

	November 30, 2025	February 28, 2025
Payroll and related employee benefits	$654,000	$467,000
Legal fees	-	22,000
Property, sales, and franchise taxes	89,000	47,000
Return allowance	269,000	310,000
Totals	$1,012,000	$846,000

6.	DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended November 30, 2025, and November 30, 2024, respectively are as follows:

Geographic Region	November 30, 2025	November 30, 2024
Europe and Australia	$240,000	$13,000
Canada and Latin America	-	-
Far East and Middle East	-	-
United States	4,782,000	3,356,000
Totals	$5,022,000	$3,369,000

For the three months ended November 30, 2025 and November 30, 2024, approximately 52% and 55%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 48% and 45%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the nine months ended November 30, 2025, and November 30, 2024, respectively are as follows:

Geographic Region	November 30, 2025	November 30, 2024
Europe and Australia	$372,000	$46,000
Canada and Latin America	-	-
Far East and Middle East	29,000	-
United States	11,307,000	10,871,000
Totals	$11,708,000	$10,917,000

For the nine months ended November 30, 2025 and November 30, 2024, approximately 48% and 55%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 52% and 45%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended November 30, 2025, and November 30, 2024, respectively are as follows:

Customer	November 30, 2025	Customer	November 30, 2024
1. ConMed Linvatec	37%	1. RTX (Raytheon)	41%
2. RTX (Raytheon)	25%	2. ConMed Linvatec	31%
3. L3Harris	13%
Totals	75%	Totals	72%

Customers who contributed ten percent or more of revenues for the nine months ended November 30, 2025, and November 30, 2024, respectively are as follows:

Customer	November 30, 2025	Customer	November 30, 2024
1. ConMed Linvatec	37%	1. ConMed Linvatec	35%
2. RTX (Raytheon)	25%	2. RTX (Raytheon)	31%
Totals	62%	Totals	66%

7.	MAJOR SUPPLIERS

For the three months ended November 30, 2025, the Company utilized two suppliers who in total provided 37% of the production materials. Individually, these suppliers accounted for 27% and 10% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.  For the nine months ended November 30, 2025, the Company utilized two suppliers who in total provided 34% of the production materials. Individually, these suppliers accounted for 22% and 12% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

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

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2025, we had no known material current, pending, or threatened litigation.

9.	NOTES PAYABLE

On April 16, 2021, the Company closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. (the “Bank”) in the amount of $2,940,000 to fund that portion of the total purchase price, and entered into the Master Credit Agreement, a Note, a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing and Financial Covenant Agreement (the “FCA”). The loan accrues interest at a fixed rate of 3.8% per year and matures on April 15, 2031. Beginning on May 15, 2021, the Company began making monthly installments of $17,593 consisting of principal and interest. The payment and performance of the loan is secured by a security interest in the property acquired. As of November 30, 2025, the principal balance due on the note was $2,451,000.

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

Pursuant to the loan documentation, the Bank has advanced $1,400,000 to the Company for the purchase of the Micro Property. The Company agreed to pay installments of principal and interest in the amount of $10,444 on the first day of each month, commencing on July 1, 2024, and continuing on the same day of each calendar month thereafter, through May 1, 2034. The Company agreed to pay all remaining outstanding principal, together with all then accrued and unpaid interest, on May 31, 2034. The outstanding principal amount of the loan may be prepaid at any time with accrued interest and the interest payment that would have accrued through the term of the loan with respect to the prepayment amount. The loan is scheduled to mature on May 31, 2034. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 6.39% per annum.  As of November 30, 2025, the principal balance due on the note was $1,352,000.

As of November 30, 2025 and  February 28, 2025 principal payments on the notes payable are as follows:

Total Principal Payments

	November 30, 2025	February 28, 2025
2026	$37,000	$152,000
2027	$159,000	159,000
2028	$167,000	167,000
2029	$174,000	174,000
2030	$183,000	183,000
Thereafter	$3,083,000	3,082,000
Total principal payments	$3,803,000	$3,917,000

10.	STOCKHOLDERS’ EQUITY

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

The Company repurchased 3,850 shares under the stock repurchase program, at an average price of $16.19 per share for a total expense of approximately $63,000, during the nine months ended November 30, 2025.  The company did not repurchase any shares under the stock repurchase program during the three and nine months ended November 30, 2024.

Stock Options and Grants

On August 13, 2025, the Board approved stock grants totaling 14,000 shares, which vested immediately.  The CEO, COO and CFO and each non-employee director received 2,000 shares: COO and President Mark Matson, CEO Tim Eriksen, CFO Carolyn Campbell, Board Chairman David Pointer, and Directors John Chiste, Dwight Aubrey, and Charles Gillman. The fair value of the stock grant was approximately $225,000 based on then closing price of $16.10 per share on the grant date. On August 13, 2025, the Board also approved an updated employment agreement for Mark Matson as COO and President.  Under the terms of this agreement, Mr. Matson has the right to purchase up to 50,000 shares of Company common stock at a share price of $14.50 for a period of 90 days after agreement date and the right to buy up to 5,000 shares within 30 days after the end of each fiscal quarter based on the weighted average share price during the quarter. For the three and nine months ended November 30, 2025, the Company recorded a fair value expense of approximately $13,000 for the 5,000 shares of common stock available for the third quarter and approximately $105,000 for the 50,000 shares of common stock available to Mr. Matson per his updated agreement, respectively.  Mr. Matson purchased the 50,000 shares during the fiscal 2026 third quarter and the 5,000 shares subsequent to quarter end.

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

Results of Operations-Three Months Ended November 30, 2025, Compared to Three Months Ended November 30, 2024:

Net Sales. Net sales for the three months ended November 30, 2025, increased 49% to $5,022,000 as compared to $3,369,000 for the three months ended November 30, 2024. The increase in net sales was largely due to increased backlog in fiscal year 2026 as compared to fiscal year 2025 and the associated delivery dates of those orders.

Net bookings for the three months ended November 30, 2025, increased 73% to $13,907,000 versus $8,049,000 during the three months ended November 30, 2024 primarily due to an increase in price and volume on the AMRAAM order from our largest customer, and to a lesser extent the variable timing on the receipt of orders. Backlog as of November 30, 2025, increased 124% to $27,482,000 as compared to a backlog of $12,277,000 as of November 30, 2024.

Cost of Sales. Cost of sales for the three months ended November 30, 2025, increased to $3,299,000 from $2,368,000 for the three months ended November 30, 2024. However, expressed as a percentage of net sales, cost of sales decreased to 66% for the three months ended November 30, 2025, compared to 70% for the three months ended November 30, 2024.

Gross Profit. Gross profit for the three months ended November 30, 2025, increased to $1,723,000 from $1,001,000 for the three months ended November 30, 2024. Expressed as a percentage of net sales, gross profit increased to 34% for the three months ended November 30, 2025, compared to 30% for the three months ended November 30, 2024.

For the three months ended November 30, 2025, we shipped 23,229 units as compared to 13,675 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $794,000 for the three months ended November 30, 2025 from $675,000 for the three months ended November 30, 2024.  Expressed as a percentage of net sales, selling, general and administrative expenses during the three months ended November 30, 2025, was 16% as compared to 20% for the three months ended November 30, 2024. The Company experienced higher administration expenses during the third quarter of fiscal year 2026 due to higher corporate salaries, along with increased sales expenses related to greater net sales during the period.

Operating Income. The operating income for the three months ended November 30, 2025, was $929,000 as compared to operating income of $326,000 for the three months ended November 30, 2024. This increase is income is due to the overall higher revenue during the quarter.

Other Income (Loss). Interest income increased to $54,000 for the three months ended November 30, 2025, as compared to $0 for the three months ended November 30, 2024. This increase was due to interest received on the Company's long-term investment.  Interest expense decreased to ($65,000) for the three months ended November 30, 2025, as compared to ($67,000) for the three months ended November 30, 2024.  Dividend income increased to $19,000 for the three months ended November 30, 2025, as compared to $12,000 for the three months ended November 30, 2024. Realized gains on investments for the three months ended November 30, 2025, increased to $63,000 as compared to $13,000 for the three months ended November 30, 2024. Unrealized gains (losses) on investments for the three months ended November 30, 2025, were ($108,000) due to market price changes in the company’s common stock investments as compared to a gain of $78,000 for the three months ended November 30, 2024.

Income Taxes. Income taxes for the three months ended November 30, 2025, increased to ($241,000) as compared to ($96,000) for the three months ended November 30, 2024.  This change in income tax is due to the company's higher income in the current quarter ended November 30, 2025 compared to the three months ended November 30, 2024.

Net Income. Net income for the three months ended November 30, 2025, was $653,000 as compared to net income of $266,000 for the three months ended November 30, 2024.

Results of Operations-Nine Months Ended November 30, 2025, Compared to Nine Months Ended November 30, 2024:

Net Sales. Net sales for the nine months ended November 30, 2025, increased 7% to $11,708,000 as compared to $10,917,000 for the nine months ended November 30, 2024. The increase in net sales was largely due to higher backlog during fiscal year 2026.

Net bookings for the nine months ended November 30, 2025, increased 78% to $21,028,000 versus $11,842,000 during the nine months ended November 30, 2024 primarily due to an increase in price and volume from our largest customer, and to a lesser extent the variable timing on the receipt of orders. Backlog as of November 30, 2025, increased 124% to $27,482,000 as compared to a backlog of $12,277,000 as of November 30, 2024.  The backlog includes a previously noted significant AMRAAM program order, which the Company received during this quarter.

Cost of Sales. Cost of sales for the nine months ended November 30, 2025, increased to $8,760,000 from $7,503,000 for the nine months ended November 30, 2024. Expressed as a percentage of net sales, cost of sales increased to 75% for the nine months ended November 30, 2025, from 69% for the nine months ended November 30, 2024. This is due to the higher cost of materials during the period, along with increased tariffs during fiscal 2026.

Gross Profit. Gross profit for the nine months ended November 30, 2025, decreased to $2,948,000 from $3,414,000 for the nine months ended November 30, 2024. Expressed as a percentage of net sales, gross profit decreased to 25% for the nine months ended November 30, 2025, as compared to 31% for the nine months ended November 30, 2024. This was due to the higher cost of materials and increased tariffs, as mentioned above.

For the nine months ended November 30, 2025, we shipped 59,069 units as compared to 52,572 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $2,688,000 for the nine months ended November 30, 2025 from $2,246,000 for the same period in the prior year.  Expressed as a percentage of net sales, selling, general and administrative expenses during the nine months ended November 30, 2025, was 23% as compared to 21% for the nine months ended November 30, 2024. The Company experienced higher administration expenses during fiscal year 2026 as noted above including $344,000 of stock compensation expense, and increased salaries and sales expenses.

Operating Income. The operating income for the nine months ended November 30, 2025, was $260,000 as compared to operating income of $1,168,000 for the nine months ended November 30, 2024. This decrease in income was due to weak first and second quarters in fiscal 2026 as the Company ramped up production.

Other Income (Loss). Interest income increased to $96,000 for the nine months ended November 30, 2025, as compared to $6,000 for the nine months ended November 30, 2024, due to interest received on the Company's long-term investment.  Interest expense increased to ($205,000) for the nine months ended November 30, 2025, as compared to ($194,000) for the nine months ended November 30, 2024, due to the timing of the MEI property acquisition during fiscal year 2025.  Dividend income increased to $78,000 for the nine months ended November 30, 2025, as compared to $34,000 for the nine months ended November 30, 2024. Realized gains on investments for the nine months ended November 30, 2025, increased to $314,000 as compared to $46,000 for the nine months ended November 30, 2024. Unrealized gains (losses) on investments for the nine months ended November 30, 2025, were ($433,000) due to market price changes in the company’s common stock investments as compared to a gain of $126,000 for the nine months ended November 30, 2024.  Miscellaneous income for the  nine months ended November 30, 2025 was $7,000 as compared to $0 for the nine months ended November 30, 2024.

Income Taxes. Income taxes for the nine months ended November 30, 2025, was an expense of ($34,000) as compared to an expense of ($314,000) for the nine months ended November 30, 2024.  This change in income tax is due to the company's losses during the first two quarters of fiscal 2026 compared to the net income recorded for during fiscal 2025.

Net Income. Net income for the nine months ended November 30, 2025, was $83,000 as compared to net income of $872,000 for the nine months ended November 30, 2024.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $625,000 for the nine months ended November 30, 2025, primarily reflecting net income of $83,000, an increase in accounts payable of $486,000, depreciation of $431,000, stock compensation of $344,000, an increased in accrued expense of $166,000, amortization of intangibles of $158,000, an increase in other non-current assets of $131,000,  partially offset by an increase in accounts receivable of $1,058,000 and an increase in inventories of $200,000.

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

Investing Activities:

Net cash used in investing activities was ($1,670,000) for the nine months ended November 30, 2025, principally reflecting $1,650,000 in purchases of a long-term investment, $682,000 in purchase of marketable securities, $409,000 of cash paid for acquisition, contingent consideration, partially offset by proceeds from the sale of marketable securities of $1,170,000.

Net cash used in investing activities was ($1,821,000) for the nine months ended November 30, 2024, principally reflecting $1,788,000 in purchases of property and equipment, $592,000 in purchases of marketable securities, and $88,000 of cash paid for acquisition, contingent consideration, partially offset by proceeds from the sale of marketable securities of $647,000.

Financing Activities:

Net cash provided by financing activities was $548,000 for the nine months ended November 30, 2025, reflecting $725,000 in sales of the Company's stock, partially offset by $114,000 in principal payments on the mortgage loans and $63,000 for the repurchase of the Company's common stock.

Net cash provided by financing activities was $1,271,000 for the nine months ended November 30, 2024, principally reflecting $1,400,000 in proceeds from mortgage loan, partially offset by $94,000 in principal payments on the mortgage loans.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs for the next twelve months. Available cash and cash equivalents as of December 31, 2025 was approximately $3.4 million.

At November 30, 2025 and February 28, 2025, we had cash and cash equivalents of approximately $3,602,000 and $4,099,000, respectively. The decrease for the nine months ended November 30, 2025, was primarily due to the cash used in investing activities to purchase a long-term investment.

At November 30, 2025 and February 28, 2025, we had investments in securities of approximately $311,000 and $919,000, respectively.

At November 30, 2025 and February 28, 2025, we had working capital of $7,906,000 and $8,594,000, respectively. The decrease for the nine months ended November 30, 2025 was due primarily to the cash used in investing activities to purchase the long-term investment and cash paid for acquisition, contingent consideration.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our new disclosure controls and procedures were appropriately designed. However, based on the timing of when the controls were implemented, there was not sufficient evidence to test whether these controls were operating effectively as of November 30, 2025 to remediate the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025 under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three and nine months ended November 30, 2025.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 30, 2025, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2025, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of common stock under the Company’s share repurchase program during the nine months ended November 30, 2025:

Date of repurchase	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar amount that may yet be purchased under the program
August 2025	3,850	$16.19	3,850	$1,937,000

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

On August 13, 2025, the Board approved an updated employment agreement for Mark Matson as COO and President.  Under the terms of this agreement, Mr. Matson has the right to purchase up to 50,000 shares of Company common stock at a share price of $14.50 for a period of 90 days after agreement date and the right to buy up to 5,000 shares within 30 days after the end of each fiscal quarter based on the weighted average share price during the quarter.  Mr. Matson purchased the 50,000 shares during the fiscal 2026 third quarter and the 5,000 shares subsequent to quarter end.  Proceeds from the issuance of shares have been utilized for normal business operations.

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

SOLITRON DEVICES, INC.

Date: January 13, 2026
/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer

Date: January 13, 2026
/s/ Carolyn Campbell
Carolyn Campbell
Chief Financial Officer