Form 10-K
period 2026-02-28
SOLITRON DEVICES INC
filed 2026-05-28
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2025, was $26,039,223 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 26, 2026, was 2,152,703.

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

Set forth below by principal product type are the percentage contributions to the Company's total sales of each of the Company's principal product lines for the fiscal years ended February 28, 2026 and 2025.

	Percentage of Sales
	FY 2026	FY 2025
Power Transistors	39%	43%
Power MOSFETS	24%	15%
Hybrids	27%	33%
Field Effect Transistors	9%	8%
Wafers / Dice	1%	1%
Total	100%	100%

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

It is customary to subdivide active electronic components into those of a discrete nature and those which are non‑discrete.  Discrete devices contain a single microelectronic element; and non-discrete devices consist of integrated circuits or hybrid circuits, which contain two or more elements, either active or passive, that are interconnected to make up an electrical circuit.  An integrated circuit incorporates various active and passive elements into a single silicon chip.  A hybrid circuit, on the other hand, comprises a number of individual components that are mounted onto a suitable surface material, interconnected by various means, and suitably encapsulated.  Hybrid and integrated circuits can be analog or digital; presently, the Company manufactures analog components. The Company’s products are either standard devices, such as catalog type items (e.g., transistors and voltage regulators), or application‑specific devices, also referred to as custom or semi‑custom products.  The latter are designed and manufactured to meet a customer’s particular requirements. For the fiscal years ended February 28, 2026 and February 28, 2025, respectively, approximately 95% and 96% of the Company’s sales have been of custom products, and the remaining 5% and 4%, respectively have been of standard or catalog products.

Approximately 54% of the semiconductor components produced by the Company are manufactured pursuant to approved Source Control Drawings (“SCD”) from the United States government and/or its prime contractors; the remainder are primarily JAN qualified products approved for use by the military.  The Company’s semiconductor products are used as components of military, commercial, and aerospace electronic equipment, such as ground and airborne radar systems, power distribution systems, missiles, missile control systems, satellites, and space applications.  The Company’s products have been used on the space shuttle and on the space missions to the moon, to Jupiter (on Galileo), and to Mars (on Global Surveyor and Mars Sojourner).  For the fiscal years ended February 28, 2026 and February 28, 2025, approximately 54% and 52%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 46% and 48%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

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

Each new design is first produced on a CAD/CAE (Computer Aided Design/Computer Aided Engineering) computer system.  The design layout is then reduced to the desired geometry and transferred to silicon wafers in a series of steps that include photolithography, chemical or plasma etching, oxidation, diffusion and metallization.  The wafers then go through a fabrication process.  This process was previously completed in-house prior to the Company shutting down their wafer fabrication in 2022.  The Company maintains an inventory of wafers that were produced prior to the shut down and also purchases wafers from external sources.  When the process is completed, each wafer contains a large number of silicon chips, each chip being a single transistor device or a single diode.  The wafers are tested using a computerized test system prior to being separated into individual chips.  The chips are then assembled in standard or custom packages, incorporated in hybrids or sold as chips to other companies.  The chips are normally mounted inside a chosen package using eutectic, solder or epoxy die attach techniques, and then wire bonded to the package pins using gold or aluminum wires.  Many of the packages are manufactured by the Company and, in most cases, the Company plates its packages with gold, nickel or other metals utilizing outside vendors to perform the plating operation. In the case of hybrids, design engineers formulate the circuit layout designs.  Ceramic substrates are then printed with thick film gold conductors to form the interconnect pattern and with thick film resistive inks to form the resistors of the designed circuit.  Semiconductor chips, resistor chips, capacitor chips and inductors are then mounted on the substrates and sequential wire bonding is used to interconnect the various components to the printed substrate, as well as to connect the circuit to the package's external pins.

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

MARKETING AND CUSTOMERS

During the fiscal year ended February 28, 2026, ConMed Linvatec accounted for approximately 33% of net sales and RTX Corporation 27% of net sales. No other customer accounted for 10% or more of net sales.  During the fiscal year ended February 28, 2025, ConMed Linvatec accounted for approximately 38% of net sales and RTX Corporation 31% of net sales.  No other customer accounted for 10% or more of net sales.  Nine of the Company’s customers accounted for approximately 91% of the Company’s net sales during the fiscal year ended February 28, 2026, as compared to seven customers accounting for 89% of net sales for the fiscal year ended February 28, 2025.  It has been the Company’s experience that a large percentage of its sales have been attributable to a relatively small number of customers in any particular period.  Due to mergers and acquisitions activity in general, and among large defense contractors in particular, the number of large customers will most likely continue to decline in number, but this does not necessarily mean that the Company will experience a decline in sales.  As a result, the Company expects customer concentration to continue.  The loss of any major customer without offsetting orders from other sources could have a material adverse effect on the business, financial condition and results of operations of the Company. See “Item 1A – Risk Factors” for more information.

Sales to foreign customers accounted for less than 5% of the Company’s net sales for the fiscal year ended February 28, 2026 and less than 1% for the fiscal year ended February 28, 2025.  All sales to foreign customers are conducted utilizing exclusively U.S. dollars.  See Note 12 of the financial statements for more information regarding export sales to customers.

BACKLOG

The Company’s order backlog, which consists of semiconductor and hybrid related open orders, was approximately $27,281,000 at February 28, 2026, as compared to $18,108,000 at February 28, 2025.  Approximately 54% of the backlog is scheduled for delivery within twelve months. For the years ended February 28, 2026, and February 28, 2025, the entire backlog consisted of orders for electronic components.

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

HUMAN CAPITAL

At February 28, 2026, the West Palm Beach facility had 46 employees, 30 of whom were engaged in production activities, 2 in sales and marketing, 6 in executive and administrative capacities and 8 in technical and support activities. Of the 46 employees, 45 were full-time employees and there was 1 part-time employee. The Apopka facility had 30 employees, 25 of whom were engaged in production activities, 2 in executive and administrative capacities and 3 in technical and support activities. Of the 30 employees, 27 were full-time employees and 3 were part-time employees.

The Company has never had a work stoppage, and none of its employees are represented by a labor organization.  The Company considers its employee relations to be good.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements.  For the fiscal year ended February 28, 2026 the Company utilized two suppliers who in total provided 41% of the production materials. Individually, these suppliers accounted for 30%, and 11% of the Company's production materials, respectively. No other supplier accounted for 10% or more of purchases of production materials.  During the fiscal year ended February 28, 2025 the Company utilized two suppliers who in total provided 51% of the production materials. Individually, these suppliers accounted for 39% and  12% of the Company's production materials, respectively. No other supplier accounted for 10% or more of purchases of production materials. Because of a diminishing number of sources for components and packages in particular, and the increase in the prices of raw silicon semiconductor wafers, precious metals and gold (used in the finish of the packages), the Company has been obliged to pay higher prices, which results in higher costs of goods sold.  Most of the packages the Company uses are gold plated, thus they are subject to the volatility and cost fluctuations of gold.

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

RESEARCH AND DEVELOPMENT

During the fiscal years ended February 28, 2026 and February 28, 2025, the Company spent $18,000 and $30,000, respectively, of its own funds on research and development. The Company may decide to increase research and development expenditures in the future.  The cost of designing custom products has historically been borne in full by the customer, either as a direct charge or is amortized in the unit price charged to the customer.

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

During the fiscal year ended February 28, 2026, two customers accounted for approximately 60% of revenue. During the fiscal year ended February 28, 2025, two customers accounted for approximately 69% of revenue.  The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order could materially and adversely affect our business.  Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may occur with greater frequency and/or have a greater impact than we anticipate.  We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

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

We rely on several suppliers for the purchase of materials used in the manufacture and production of our goods, including various foreign suppliers in multiple foreign jurisdictions. In fiscal year 2026, approximately 31% of our materials were purchased from foreign suppliers, including 1% from Malaysia and 30% from China. President Trump's steep additional tariffs on the importation of goods from a number of countries from which we purchase materials, including the raw materials we currently use for the manufacture of our products, including, but not limited to, Malaysia and China. This increase in tariffs imposed could materially and adversely affect our business and our results of operations. While we have alternative suppliers outside Malaysia and China, the Trump administration has imposed or threatened additional tariffs on substantially all foreign jurisdictions, which are potential alternative providers of raw materials to our company. Since the beginning of 2018 during Trump’s first administration, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials and products. During this trend, the U.S. and China imposed tariffs or announced proposed tariffs to be applied in the future to certain of each other’s exports. Beginning in 2019, the first Trump administration imposed tariffs on imports of electronics products of up to 25% and recently an additional 10% tariff to all products. Trump’s second administration has significantly increased its focus on tariffs. In March 2025, additional tariffs were instituted on Chinese and other foreign products and materials. While on February 20, 2026, the US Supreme Court ruled that most tariffs imposed by the Trump Administration were unlawful, we could see potential additional tariffs in the future. Under the current Trump administration, the imposition of additional tariffs fluctuates dramatically and have created uncertainty in global markets. These tariffs apply to a substantial percentage of our respective materials and, as a result, in the future, we may be forced to implement additional price increases to adjust to the higher costs of production and sale of our products, which imposes the risk of reduced demand for such products, thus lowering sales and the resulting revenue. Additionally, future tariffs, or any further costs or restrictions imposed on materials that we import, which lead to an increase in our prices, may result in the loss of customers and harm our business.

Geopolitical instability and conflict in the Middle East may cause disruptions in the supply chain for critical components of our products.

The conflict in and around Iran has increased instability in the Middle East region and generated new economic uncertainty in global supply chains, due in part to the restriction of shipping activity through the Strait of Hormuz. The semiconductor industry is particularly vulnerable to such disruptions, as critical raw materials, specialty chemicals, and advanced manufacturing components are often sourced from or transported through affected regions. Extended supply chain disruptions could result in shortages or delays in obtaining essential parts, materials, and equipment necessary for semiconductor fabrication, potentially leading to production slowdowns, increased manufacturing costs, and an inability to meet customer demand. The broader consequences of these conflicts are uncertain, and could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could materially and adversely impact the Company’s business, financial condition and results of operations.

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

We do not have an annual dividend policy in place.  We have not declared and paid a cash dividend since June 29, 2015.   Our Board of Directors has authorized a repurchase program under which the Company may repurchase up to $2,000,000 of the Company's common stock. The Company repurchased 3,850 shares of common stock in fiscal 2026 and did not repurchase any shares of common stock in fiscal 2025.  Any determination to pay cash dividends or repurchase shares of the Company’s common stock in the future is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' determination that such dividends or stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Accordingly, there is no assurance that we will pay cash dividends or repurchase stock pursuant to our stock repurchase program, or that any declaration of cash dividends or stock repurchases under our stock repurchase program will have a beneficial impact on our stock price.

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

ITEM 2. PROPERTIES.

The Company’s corporate headquarters and manufacturing operations are located in a purchased facility in West Palm Beach, Florida. The facility is approximately 24,000 sq. ft. The Company completed its move into the facility in fiscal 2023. The Company believes that its facility in West Palm Beach is suitable and adequate to meet its requirements.

The Company purchased the MEI facility located in Apopka, Florida on May 21, 2024.  The facility is approximately 10,900 sq. ft.  The Company believes that its facility in Apopka is suitable and adequate to meet its requirements.

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of February 28, 2026, we had no known material current, pending, or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock trades on the OTC Pink Tier of the OTC Markets under the symbol “SODI”.

As of February 28, 2026, there were approximately 480 holders of record of the Company’s Common Stock. On May 26, 2026, the last sale price of the Common Stock as reported on the OTC Pink was $23.00 per share.

The following table sets forth for the periods indicated, high and low sales prices of the Common Stock as reported by the OTC Pink.

Fiscal Year Ended February 28, 2026	HIGH PRICE	LOW PRICE
Fourth Quarter	$25.00	$18.75
Third Quarter	$21.50	$16.29
Second Quarter	$17.00	$15.25
First Quarter	$16.69	$14.23

Fiscal Year Ended February 28, 2025	HIGH PRICE	LOW PRICE
Fourth Quarter	$17.00	$14.50
Third Quarter	$18.24	$14.00
Second Quarter	$19.50	$17.05
First Quarter	$21.00	$17.35

We have no current plans to pay dividends.  We plan on reinvesting our earnings, if any, for use in the business, for acquisitions, or for share repurchases.

The Company currently has a repurchase program under which the Company may repurchase up to $2,000,000 of its outstanding common stock without an expiration date to the repurchase program.  Under the current repurchase program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors.  The Company repurchased 3,850 shares of common stock at an average price of $16.19 per share for a total expense of approximately $63,000 during fiscal 2026 and did not repurchase any shares during fiscal 2025.

Securities Issued Under Equity Compensation Plan

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

No shares were issued in fiscal 2025.

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

The following table is included solely for use in comparative analysis to complement Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth our statements of operations for the fiscal year periods indicated (in 000’s):

	February 28, 2026	February 28, 2025
Net Sales	$16,970	$14,049
Cost of Sales	11,851	10,057
Gross Profit	5,119	3,992
Selling, General and Administrative Expenses	3,501	2,994
Operating Income (Loss)	1,618	998
Total Other Income (Loss)	(522)	(5)
Net Income Before Taxes	1,096	993
Income Tax Benefit (Expense)	(289)	(178)
Net Income	$807	$815

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	February 28, 2026	February 28, 2025
Net Sales	100%	100%
Cost of Sales	70%	72%
Gross Profit	30%	28%
Selling, General and Administrative Expenses	21%	21%
Operating Income (Loss)	10%	7%
Total Other Income (Loss)	(3)%	(0)%
Net Income Before Taxes	6%	7%
Income Tax Benefit (Expense)	(2)%	(1)%
Net Income	5%	6%

TRENDS AND UNCERTAINTIES

During the fiscal year ended February 28, 2026, the Company’s book-to-bill ratio was approximately 1.54 to 1 as compared to approximately 1.48 to 1 for the fiscal year ended February 28, 2025, reflecting an increase in the volume of orders booked.  Historically, the Company has experienced seasonality in its bookings, with the fiscal fourth quarter experiencing the highest level of bookings.  Going forward we expect more variability in bookings.

The Company has been seeking out additional revenue sources, which may involve new products and/or products the Company has not manufactured in recent years, or before.  The Company may incur difficulty manufacturing those products, which could result in decreased margins.

Results of Operations

Comparison of Fiscal Year Ended February 28, 2026 vs. Fiscal Year Ended February 28, 2025

Revenue. Net sales for the fiscal year ended February 28, 2026, increased by approximately 21% to $16,970,000 versus $14,049,000 for the fiscal year ended February 28, 2025.  The increase in net sales was largely due to increased backlog in fiscal year 2026 as compared to fiscal year 2025 and the associated delivery dates of those orders

Net bookings for the fiscal year ended February 28, 2026, were approximately 54% more than net sales.  Backlog increased by approximately 51% to $27,281,000 as of February 28, 2026, from $18,108,000 as of February 28, 2025. The increase was due to anticipated increased order activity by our customers.  The backlog includes a previously noted significant AMRAAM program order, which the Company received during the year.

During the fiscal year ended February 28, 2026, the Company shipped 83,967 units as compared with 73,319 units shipped during the fiscal year ended February 28, 2025.  It should be noted that since the Company manufactures a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in the Company’s volume of units shipped might not be a reliable indicator of the Company’s performance.

Cost of Sales.  Cost of sales for the fiscal year ended February 28, 2026, increased to $11,851,000 from $10,057,000 for the fiscal year ended February 28, 2025.   However, expressed as a percentage of sales, cost of sales decreased to 70% for the fiscal year ended February 28, 2026, as compared to 72% for the fiscal year ended February 28, 2025.

Gross Profit. Gross profit for the fiscal year ended February 28, 2026, increased to $5,119,000 from $3,992,000 for the fiscal year ended February 28, 2025, due primarily to increased net sales.  Expressed as a percentage of sales, actual gross profit for the fiscal year ended February 28, 2026, increased to 30% as compared to 28% for the fiscal year ended February 28, 2025.

Selling, General & Administrative Expenses.  During the fiscal year ended February 28, 2026, selling, general and administrative expenses increased 17% to $3,501,000 for the fiscal year ended February 28, 2026, from $2,994,000 for the fiscal year ended February 28, 2025.  Expressed as a percentage of sales, selling, general and administrative expenses for the fiscal year ended February 28, 2026, remained constant at approximately 21%, which was the same for the year ended February 28, 2025.  The Company experienced higher administration expenses during the 2026 fiscal year due to stock awarded to senior management and directors of $361,000, higher corporate salaries and with increased sales expenses related to greater net sales during the period.

Operating Income.  Operating income for the fiscal year ended February 28, 2026, was $1,618,000 as compared to an operating income of $998,000 for the fiscal year ended February 28, 2025.  The increase in operating income was mainly attributable to the increase in net sales.

Total Other Income.  Interest income and dividend income were $163,000 and $97,000, respectively for the fiscal year ended February 28, 2026, compared to $6,000 and $70,000, respectively for the fiscal year ended February 28, 2025.  The increase in interest income was a result of the Company's long-term investment, which was acquired in the 2026 fiscal year. Interest expense was ($263,000) for the fiscal year ended February 28, 2026, compared to ($272,000) for the fiscal year ended February 28, 2025.  Realized gains (losses) on investments for the fiscal year ended February 28, 2026, was $285,000 compared to $127,000 for the fiscal year ended February 28, 2025.   The change in unrealized gains (loss) on investments for the fiscal year ended February 28, 2026, was a loss of ($465,000) compared to a gain of $64,000 for the fiscal year ended February 28, 2025.  Other income (expense) was $7,000 in the fiscal year ended February 28, 2026, as compared to $0 in the fiscal year ended February 28, 2025.  Contingent consideration expense was $346,000 for the fiscal year ended February 28, 2026, compared to $0 for the fiscal year ended February 28, 2025.  This adjustment to the contingent consideration was due to the increase in MEI's backlog for the fiscal year ended February 28, 2026.

Income Taxes.  Income taxes for the fiscal year ended February 28, 2026, were ($289,000) as compared to ($178,000) for the fiscal year ended February 28, 2025.  The increase in tax expense was due to higher operating income during the year.

Net Income.  Net income for the fiscal year ended February 28, 2026, was $807,000 as compared to net income of $815,000 for the fiscal year ended February 28, 2025.  The decrease in net income was mainly attributable to the adjustment to the contingent consideration for the MEI acquisition, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Net cash provided by operating activities was $1,350,000 for the year ended February 28, 2026, primarily reflecting net income of $807,000, depreciation and amortization of $579,000 and $210,000, respectively, stock based compensation of $361,000, deferred income tax benefit of $290,000, a decrease in other assets non-current of $232,000, an increase in contingent consideration of $346,000, an increase in accrued expenses of $221,000 offset by an increase in accounts receivable of $1,238,000 and an increase in inventory of $692,000.

Net cash provided by operating activities was $2,398,000 for the year ended February 28, 2025, primarily reflecting net income of $815,000, a decrease in inventory of $692,000, a decrease in accounts receivable of $697,000 and depreciation of $559,000 offset by a decrease in customer deposits of $421,000.

Investing Activities:

Net cash used in investing activities was ($2,135,000) for the year ended February 28, 2026, primarily reflecting $1,650,000 for the purchase of a long-term investment, $895,000 of cash paid for earn out payment, contingent consideration, $327,000 in purchases of property and equipment and $682,000 in purchases of marketable securities, partially offset by $1,419,000 from proceeds from the sale of marketable securities.

Net cash used in investing activities was ($1,750,000) for the year ended February 28, 2025, primarily reflecting $1,838,000 in purchases of property and equipment, and $651,000 in purchases of marketable securities, partially offset by $827,000 from proceeds from the sale of marketable securities.

Financing Activities:

Net cash provided by financing activities was $600,000 for the year ended February 28, 2026, primarily reflecting $815,000 in proceeds from issuance of stock, partially offset by $152,000 in principal payments on mortgage loans.

Net cash provided by financing activities was $1,234,000 for the year ended February 28, 2025, primarily reflecting $1,400,000 in proceeds from the MEI mortgage loan, partially offset by $131,000 in principal payments on mortgage loans

We expect our sole source of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary.  We anticipate that our capital expenditures required during the next twelve months to sustain operations will be approximately $0.3 million and will be funded from operations and cash and cash equivalents, if necessary.

At February 28, 2026 and February 28, 2025, the Company had cash and cash equivalents of approximately $3,914,000 and $4,099,000, respectively.  The cash decrease for the year ended February 28, 2026, was primarily due to cash used in investing activities to purchase the long-term investment offset by proceeds from the sale of marketable securities.

At February 28, 2026 and February 28, 2025, the Company had investments in securities of approximately $2,000 and $919,000, respectively.

At February 28, 2026, the Company had working capital of $9,025,000 as compared with working capital at February 28, 2025 of $8,594,000.  The increase for the year ended February 28, 2026, was due primarily to increased revenue during the 2026 fiscal year.

The Company had approximately $5,600,000 in cash and equivalents on hand as of April 30, 2026. Management estimates this amount will be sufficient to fund the Company’s operations and working capital requirements for the next twelve months.

Stock Repurchase Program:

The Company currently has a repurchase program under which the Company may repurchase up to $2,000,000 of its outstanding common stock without an expiration date to the repurchase program.  Under the current repurchase program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, stock price, corporate and regulatory requirements, and other factors.  The Company repurchased 3,850 shares of common stock at an average price of $16.19 per share for a total expense of approximately $63,000 during fiscal 2026 and did not repurchase any shares during the fiscal year ended February 28, 2025.

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

BOOKINGS AND BACKLOG

During the fiscal year ended February 28, 2026, the Company’s net bookings were $26,144,000 in new orders as compared with $20,759,000 for the year ended February 28, 2025, reflecting an increase in bookings of approximately 26%.  The Company’s backlog increased to $27,281,000 at February 28, 2026 as compared with $18,108,000 as of February 28, 2025, reflecting an increase of approximately 51% in backlog.

In the event that bookings in the long-term decline significantly below the level experienced in the last fiscal year, the Company may be required to implement cost-cutting or other downsizing measures to continue its business operations. Such cost-cutting measures could inhibit future growth prospects. For the fiscal years ended February 28, 2026, and February 28, 2025, the entire backlog consisted of orders for electronic components.

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

TARIFFS

The Company relies on various foreign suppliers for raw materials used in the manufacture and production of our products.  Increased tariffs implemented during 2025 had a significant impact on the cost of the materials the Company purchased and therefore our expenses and revenues.  Based on the uncertainty of tariffs in the future, the Company expects it will continue to experience higher material costs going forward.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solitron Devices, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solitron Devices, Inc. and subsidiaries (the “Company”) as of February 28, 2026 and 2025, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Dallas, Texas

May 28, 2026

SOLITRON DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF February 28, 2026 and February 28, 2025
(in thousands, except for share and per share amounts)

	February 28, 2026	February 28, 2025

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,914	$4,099
Marketable securities	2	919
Accounts receivable	3,367	2,129
Inventories, net	4,132	3,440
Prepaid expenses and other current assets	142	132
TOTAL CURRENT ASSETS	11,557	10,719

Property, plant and equipment, net	8,383	8,635
Intangible assets	2,695	2,905
Deferred tax asset	1,332	1,622
Long-term investment	1,650	-
Other assets	323	555
TOTAL ASSETS	$25,940	$24,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$470	$439
Customer deposits	64	118
Accrued contingent consideration, current	771	570
Mortgage loan, current portion	160	152
Accrued expenses and other current liabilities	1,067	846
TOTAL CURRENT LIABILITIES	2,532	2,125

Accrued contingent consideration, non-current	-	663
Mortgage loan, net of current portion	3,605	3,765
TOTAL LIABILITIES	6,137	6,553

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,147,703 shares outstanding, net of 436,677 treasury shares at February 28, 2026 and 2,082,553 shares outstanding, net of 487,827 treasury shares at February 28, 2025, respectively	21	21
Additional paid-in capital	1,987	1,834
Retained earnings	18,247	17,440
Less treasury stock	(452)	(1,412)
TOTAL STOCKHOLDERS’ EQUITY	19,803	17,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,940	$24,436

The accompanying notes are an integral part of the consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED February 28, 2026 and February 28, 2025
(in thousands except for share and per share amounts)

	For The Fiscal Year Ended	For The Fiscal Year Ended
	February 28, 2026	February 28, 2025

Net sales	$16,970	$14,049
Cost of sales	11,851	10,057

Gross profit	5,119	3,992

Selling, general and administrative expenses	3,501	2,994

Operating income	1,618	998

Other income (loss)
Interest income	163	6
Interest expense	(263)	(272)
Dividend income	97	70
Realized gain on investments	285	127
Unrealized gain (loss) on investments	(465)	64
Contingent consideration expense	(346)	-
Miscellaneous income	7	-
Total other (loss)	(522)	(5)

Net income before income tax	1,096	993
Income (taxes)	(289)	(178)

Net income	$807	$815

Net income per common share - basic and diluted	$0.38	$0.39

Weighted average shares outstanding - basic and diluted	2,104,447	2,082,553

The accompanying notes are an integral part of the consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED February 28, 2026 and February 28, 2025
(in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, March 1, 2024	2,571,263	(487,827)	21	1,834	(1,412)	16,625	17,068

Net income	-	-	-	-	-	815	815
Adjustment of shares	(909)	-	-	-	-	-	-
Balance, February 28, 2025	2,570,354	(487,827)	$21	$1,834	$(1,412)	$17,440	$17,883

Stock based compensation	14,000	-	-	361	-	-	361
Repurchase of shares	-	(3,850)	-	-	(63)	-	(63)
Issuance/sale of shares	-	55,000	-	(208)	1,023	-	815
Net income	-	-	-	-	-	807	807
Balance, February 28, 2026	2,584,354	(436,677)	$21	$1,987	$(452)	$18,247	$19,803

The accompanying notes are an integral part of the consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED February 28, 2026 and February 28, 2025
(in thousands)

	2026	2025
Operating activities
Net income	$807	$815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	579	559
Amortization of intangibles	210	210
Stock based compensation	361	-
Net realized and unrealized (gains) losses on investments	180	(191)
Accrued interest expense on contingent consideration	87	105
Deferred income tax benefit	290	215
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,238)	697
Inventories	(692)	692
Prepaid expenses and other current assets	(10)	400
Other assets, non-current	232	(447)
Accounts payable	31	56
Contingency consideration	346	-
Customer deposits	(54)	(421)
Accrued expenses, other current and non-current liabilities	221	(292)
Net cash provided by operating activities	1,350	2,398

Investing activities
Proceeds from sale of marketable securities	1,419	827
Purchases of marketable securities	(682)	(651)
Purchases of long-term investments	(1,650)	-
Payment of contingent consideration	(895)	(88)
Purchases of property and equipment	(327)	(1,838)
Net cash (used in) investing activities	(2,135)	(1,750)

Financing activities
Stock repurchase	(63)	-
Proceeds from sale of stock	815	-
Proceeds on mortgage loan	-	1,400
Payments on finance lease liabilities	-	(35)
Principal payments on mortgage loan	(152)	(131)
Net cash provided by financing activities	600	1,234

Net increase (decrease) in cash and cash equivalents	(185)	1,882
Cash and cash equivalents - beginning of the year	4,099	2,217
Cash and cash equivalents - end of period	$3,914	$4,099

Non-cash transactions

Supplemental disclosures of cash flow data
Income taxes paid	$-	$71
Interest expense paid	$184	$164

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

The following table summarizes the Company's marketable securities:

February 28, 2026		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$81,000	$-	$(79,000)	$2,000

February 28, 2025		Gross	Gross
Marketable Securities:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks	$533,000	$402,000	$(16,000)	$919,000

As of February 28, 2026, one security accounted for $2,000 of the $2,000 balance in marketable securities, and ($79,000) of the ($79,000) in unrealized losses.  As of February 28, 2025, one security accounted for $628,000 of the $919,000 balance in marketable securities, and $376,000 of the $402,000 in unrealized gains.

At February 28, 2026 and February 28, 2025, the deferred tax liability related to unrecognized gains and losses on marketable securities was ($19,000) and $94,000, respectively (see Note 9).

Investment in Non-Current Securities (Long-Term Investment)

Investment in Non-Current Securities consist of investments in equity securities, which are without a readily determinable fair value, and are expected to be held for longer than one year.  As there is no readily determinable fair value, the Company has elected to use the measurement alternative methodology. Using this approach, investments in non-current equity securities are initially valued at cost. Fair value adjustments are made based on observable price changes for identical or similar investments of the same issuer as of the date the observable transaction took place (measurement date).  Qualitative assessments are completed each reporting period to determine if the fair value of the investment is less than the carrying value, and an adjustment to the carrying value will be recorded if the investment is impaired.  Changes in fair value or impairments (unrecognized gains or losses) are included in other income on the consolidated statements of operations. For the fiscal year ended February 28, 2026, the Company received $154,000 in interest income based on the timing of the long-term investment purchase, as compared to $0 for the fiscal year ended February 28, 2025.

The following table summarizes the Company’s non-current securities, which consists of membership interest in an investment fund:

February 28, 2026
		Gross	Gross
Non-current securities:	Cost	Unrealized Gains	Unrealized Losses	Impairment	Fair Value
Long term investments	$1,650,000	$-	$-	$-	$1,650,000

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

The table below shows the Company’s marketable securities and contingent consideration as of February 28, 2026 and 2025.

February 28, 2026	Level 1	Level 2	Level 3	Total
Common Stocks	$2,000	$-	$-	$2,000
Contingent Consideration	-	-	771,000	771,000
Total	$2,000	$-	$771,000	$773,000

February 28, 2025	Level 1	Level 2	Level 3	Total
Common Stocks	$919,000	$-	$-	$919,000
Contingent Consideration	-	-	1,233,000	1,233,000
Total	$919,000	$-	$1,233,000	$2,152,000

The table below shows the Company's fair value rollforward of the contingent consideration recorded as a liability for the MEI acquisition completed during the fiscal years ended February 28, 2026 and 2025. Additional information regarding the contingent consideration accrual is available under Note 3 Acquisition of Micro Engineering, Inc.

	For the fiscal year ended	For the fiscal year ended
	February 28, 2026	February 28, 2025
Contingent consideration	$1,233,000	$1,216,000
Accrued interest expense	87,000	105,000
Contingent considerations adjustment	346,000	-
Earn out payment	(895,000)	(88,000)
Ending Balance	$771,000	$1,233,000

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

Accounts Receivable and Allowance for Credit Losses

The Company maintains an allowance for expected credit losses on accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses.  The Company’s accounts receivable are short-term in nature and arise from contracts with prime contractor customers supporting U.S. federal government agencies and government programs.  The Company’s portfolio segment has remained consistent since the Company’s inception.  The Company evaluates expected credit losses on a pooled basis due to similar risk characteristics among its customers. In developing its estimate of expected credit losses, the Company considers historical loss experience, current conditions, and relevant qualitative factors.

Effective in the current year, the Company elected to apply the practical expedient under ASU 2025‑05, which allows the Company to assume that current conditions as of the balance sheet date will persist over the remaining life of its current accounts receivable. Accordingly, the Company did not incorporate forward-looking macroeconomic forecasts into its estimate of expected credit losses.  Given the Company’s customer base, along with a history of minimal credit losses and strong collection experience, the estimated expected credit loss was determined to be immaterial to the financial statements.  As of February 28, 2026 and 2025, the Company's allowance for credit losses was $0. The Company has not experienced significant write-offs historically and does not expect future credit losses to be material.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery.  If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery, in accordance with the Company’s accounting policy election. The total amount of write-offs for the years ended  February 28, 2026 and 2025 was $0 for both years.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables.  The Company places its cash with high credit quality institutions.  At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts.  As of February 28, 2026, and February 28, 2025, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $981,000 at February 28, 2026 and $775,000 at February 28, 2025.  With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.  As of the fiscal year ended February 28, 2026, account receivables balances consisted of the following: ConMed Linvatec 26%, L3 Harris Technologies 26%, RTX Corporation 16% and Intracom Defense Electronics 12%. No other customer accounted for 10% or more of accounts receivable.  As of the fiscal year ended February 28, 2025, account receivables balances consisted of the following: ConMed Linvatec 61% and RTX Corporation 10%. No other customer accounted for 10% or more of accounts receivable.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Mr. Aubrey, a director of the Company, is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components.    For the fiscal year ended February 28, 2026, the Company purchased $164,000 of die and $0 of used equipment from ES Components.  For the fiscal year ended February 28, 2025, the Company purchased $106,000 of die and $0 of used equipment from ES Components.   The Company has included these expenses in cost of goods sold in the accompanying consolidated statements of operations. The Company occasionally makes sales to ES Components.  For both the fiscal years ended February 28, 2026, and February 28, 2025, sales were $0.

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

Net Income Per Common Share

Net income/loss per common share is presented in accordance with ASC 260-10 “Earnings per Share.”  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, or stock purchase rights, to the extent they are not anti-dilutive using the treasury stock method.  The Company had no potentially dilutive securities outstanding during the fiscal years ended February 28, 2026 and 2025, respectively.

Impairment of long-lived assets

Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review.  In accordance with ASC Subtopic 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.  No impairment losses were incurred during the fiscal years ended February 28, 2026, or February 28, 2025.

Stock-based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. See Note 10. Stock Options for the stock options and grants which were awarded and vested during the fiscal year ended  February 28, 2026 under the Company’s 2019 Stock Incentive Plan.  There were no stock options and grants awarded and vested during the fiscal year ended February 28, 2025 under the Company’s 2019 Stock Incentive Plan.

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

Recent Accounting Pronouncements

In July 2025, the FASB issued ASU 2025‑05, which amends ASC 326 to simplify the estimation of expected credit losses for current accounts receivable and contract assets arising from revenue transactions. The standard introduces a practical expedient allowing entities to assume that current economic conditions remain unchanged over the remaining life of such assets.  The Company adopted this standard as of March 1, 2025. Upon adoption, the Company elected the practical expedient for all qualifying receivables within the scope of the guidance. Accordingly, the Company’s estimate of expected credit losses for these assets is based on historical loss experience and current conditions and does not include forward-looking forecast adjustments.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public business entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and to foreign taxing jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 and was adopted by the Company for the fiscal year ended February 28, 2026.

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

In addition, under the Purchase Agreement the Company agreed to the following potential earn-out payments as additional consideration for the Acquisition: for each of (1) the period beginning on the Closing Date and ending on December 31, 2023, (2) the calendar year ending on December 31, 2024, (3) the calendar year ending December 31, 2025, and (4) the period beginning on January 1, 2026 and ending on the third anniversary of the Closing Date, the Company agreed to pay the MEI Shareholders 7.5% of the gross revenue actually received and collected by the Company during the applicable period from MEI’s existing customers as of the Closing and related to sales by the Company of Company products that were in existence as of the Closing.  The Company paid $408,000 as a earn-out payment for the period ending on December 31, 2024 and $487,000 for the period ending on December 31, 2025, respectively.  Both payments were made in the fiscal year ended February 28, 2026, based on the timing of the payments.  The estimated fair value of the contingent consideration as of February 28, 2026 and  February 28, 2025 was $771,000 and $1,233,000, respectively.

	February 28, 2026	February 28, 2025
Accrued contingent consideration, current	$771,000	$570,000
Accrued contingent consideration, non-current	-	663,000
Totals	$771,000	$1,233,000

4. INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The following table sets forth the components of the identifiable intangible assets acquired and their estimated useful lives as of February 28, 2026 and 2025. Intangible assets recorded represent customer relationship assets which we estimate to have a sixteen-year life and trademark assets which we estimate to have a ten-year life

		Accumulated
As of February 28, 2026	Gross amount	amortization	Net book value
Customer relationships	$2,996,000	$(468,125)	$2,527,875
Trademarks	223,000	(55,750)	167,250
Total identifiable assets	$3,219,000	$(523,875)	$2,695,125

As of February 28, 2025
Customer relationships	$2,996,000	$(280,875)	$2,715,125
Trademarks	223,000	(33,450)	189,550
Total identifiable assets	$3,219,000	$(314,325)	$2,904,675

Intangible amortization expense was $210,000 for both the years ended  February 28, 2026 and February 28, 2025, respectively.

Amortization schedule (fiscal year ending)
2027	$210,000
2028	210,000
2029	210,000
2030	210,000
2031	210,000
Thereafter	1,645,125
Total	$2,695,125

5. REVENUE RECOGNITION

As of February 28, 2026, and February 28, 2025, sales returns and allowances accrual activity is shown below and included in the accrued expense and other current liabilities section of the balance sheet:

	February 28, 2026	February 28, 2025
Beginning Balance	$310,000	$471,000
Accrued Allowances and Adjustments	(45,000)	(161,000)
Credits Issued	-	-
Ending Balance	$265,000	$310,000

As discussed in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement.  As of February 28, 2026, and February 28, 2025, the inventory balance at that distributor was $1,014,000 and $1,199,000, respectively.  Based upon sales levels to and by the distributor during the period, inventory levels at the distributor, current and projected market conditions, and historical experience under the program, we believe it is highly unlikely that the distributor would exercise termination.  Should it occur, we believe the products could be sold to other distributors or held in inventory for future sale.  The Company reduced the sales returns allowance by $45,000 based on the decrease in inventory balances at the distributor during the fiscal year ended  February 28, 2026.

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

6. INVENTORIES

As of February 28, 2026, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$3,275,000	$(534,000)	$2,741,000
Work-In-Process	5,245,000	(4,017,000)	1,228,000
Finished Goods	646,000	(483,000)	163,000
Totals	$9,166,000	$(5,034,000)	$4,132,000

As of February 28, 2025, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$2,287,000	$(463,000)	$1,824,000
Work-In-Process	5,171,000	(4,001,000)	1,170,000
Finished Goods	938,000	(492,000)	446,000
Totals	$8,396,000	$(4,956,000)	$3,440,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $61,000 as of February 28, 2026 and $108,000 as of February 28, 2025.  As of February 28, 2026, and February 28, 2025, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022.  We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

7. PROPERTY, PLANT, AND EQUIPMENT

As of February 28, 2026, and February 28, 2025, property, plant, and equipment consist of the following:

	February 28, 2026	February 28, 2025
Land	$1,981,000	$1,981,000
Building	$6,463,000	6,464,000
Building Improvements	$560,000	492,000
Motor Vehicles	$88,000	88,000
Computer Equipment	$48,000	27,000
Machinery and Equipment	$6,631,000	6,392,000
Subtotal	15,771,000	15,444,000
Less: Accumulated Depreciation and Amortization	(7,388,000)	(6,809,000)
Net Property, Plant and Equipment	$8,383,000	$8,635,000

Depreciation and amortization expense was $579,000 and $559,000 for the fiscal years ended February 28, 2026, and February 28, 2025, respectively, and is included in cost of sales in the accompanying consolidated statements of operations.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2026, and February 28, 2025, accrued expenses and other current liabilities consist of the following:

	February 28, 2026	February 28, 2025
Payroll and related employee benefits	$728,000	$467,000
Legal fees	28,000	22,000
Property, sales, and franchise taxes	46,000	47,000
Return allowance	265,000	310,000
Other liabilities	-	-
Totals	$1,067,000	$846,000

9. INCOME TAXES

On July 4, 2025, H.R.1 (the “Tax Reform Act of 2025”) was enacted in the U.S. The Tax Reform Act of 2025 includes significant provisions, such as the permanent extension of certain expiring provisions of the limited to, reinstatement of permanent expensing of domestic research and development costs, higher EBITDA cap on the deduction for interest expense and 100% bonus depreciation. The provisions in the Tax Reform Act of 2025 have multiple effective dates, with certain provisions effective in 2025 and others implemented through future years. The Tax Reform Act of 2025 did not materially impact the Company’s effective tax rate for the year. The Company continues to evaluate the future impact of these tax law changes on its financial statements.

In accordance with ASU 2023-09, the following table summarizes differences between income tax expense (benefit) at the statutory federal income tax rate and as presented on the statements of operations for fiscal years ended February 28, 2026, and February 28, 2025, as follows:

	2026		2025
Net Income Before Taxes	$1,096,000		$993,000

Provision at statutory rate	230,000	21.0%	208,000	21.0%
State Tax Provision net of federal benefit	36,000	3.3%	36,000	3.7%
Permanent Book/Tax Differences	3,000	0.2%	3,000	0.3%
True-Up & Adjustments	20,000	1.8%	(69,000)	-6.9%
Income Tax Provision	289,000	26.3%	178,000	18.1%
Effective income tax rate

The income tax expense attributable to income from continuing operations before income taxes was $289,000 and $178,000 for the fiscal years ended  February 28, 2026 and February 28, 2025, respectively.

Total net deferred taxes are comprised of the following at February 28, 2026 and February 28, 2025:

Deferred Tax Asset:	2026	2025
Accrued Liabilities	$88,000	$65,000
Inventory Allowance	1,226,000	1,211,000
Allowance for Sales Reserve	64,000	76,000
Net Operating Loss Carryforwards	1,061,000	1,589,000
Capitalized R&D	36,000	56,000
R&D Credit Carryforward	50,000	50,000
Unrealized Gains	19,000	(94,000)
MEI accrual to cash	(45,000)	(90,000)
Net book value of intangible assets	(657,000)	(696,000)
Prepaid expenses	(30,000)	(26,000)
Net Book Value of Fixed Assets	(480,000)	(519,000)
Total Deferred Tax Assets	1,332,000	1,622,000
Valuation allowance	-	-
	$1,332,000	$1,622,000

As of February 28, 2026, the Company estimates it has approximately $4.5 million of Federal and $2.5 million of state net operating loss (“NOL”) carryforwards as compared to $6.7 million of Federal and $4.1 million of state net operating loss carryforwards as of February 28, 2025.  The remaining balance of federal NOL carryforwards will begin to expire in 2029.  Such net operating losses are available to offset future taxable income, if any. In management’s opinion, as of February 28, 2026, the utilization of such net operating losses for tax purposes is more likely than not, therefore the deferred tax asset has no valuation allowance as of February 28, 2026.

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

The Federal net operating loss carryforwards will expire as follows:

Fiscal Year Ending February 28/29	Amount
2029	$216,000
2037	322,000
2038	188,000
indefinite	3,806,000
Total	$4,532,000

10. STOCK OPTIONS AND GRANTS

There were no outstanding options for the fiscal years beginning March 1, 2026 and 2025.

On August 13, 2025, the Board approved stock grants totaling 14,000 shares, which vested immediately under the Company’s 2019 Stock Incentive Plan.  The CEO, COO and CFO and each non-employee director received 2,000 shares: COO and President Mark Matson, CEO Tim Eriksen, CFO Carolyn Campbell, Board Chairman David Pointer, and Directors John Chiste, Dwight Aubrey, and Charles Gillman. The fair value of the stock grant was approximately $225,000 based on then closing price of $16.10 per share on the grant date.

Under the terms of the updated employment agreement with Mr. Matson effective as of August 13, 2025, Mr. Matson was given the right to purchase up to 50,000 shares of Company common stock for $14.50 per share within 90 days after the effective date of the new employment agreement.  In addition, during the initial term of the updated employment agreement, which has a three-year term through August 2028, Mr. Matson has the ability to purchase 5,000 shares within 30 days after the end of each quarter, as long as he fulfills the service requirement to work through the last day of each quarter, based on the weighted average share price during the quarter. These shares are issued from treasury shares and are not through the Company's 2019 Stock Incentive Plan.

Mr. Matson elected to purchase the 50,000 shares available based on signing the new employment agreement, for which the expense was recorded in the Company’s second quarter.  In addition, Mr. Matson purchased 5,000 shares for the third quarter at a weighted average share price of $18.01 and 5,000 shares for the fourth quarter at a weighted average share price of $21.22. The Company recorded a fair value expense of approximately $105,000, $13,000 and $18,000 for the second quarter, third quarter and fourth quarter, respectively. Stock compensation was $361,000 in total for the fiscal year ending February 28, 2026 and is recorded under selling, general and administrative expenses.

No shares were awarded under the Company's 2019 Stock Incentive Plan for the fiscal year ended February 28, 2025.  There were no forfeited or expired awards during the fiscal years ended February 28, 2026 and 2025. There are no stock options outstanding for the fiscal years ended February 28, 2026 and 2025 under the Company’s 2019 Stock Incentive Plan.

11. EMPLOYEE BENEFIT PLANS

The Company has a 401k and Profit Sharing Plan (the “Profit Sharing Plan”) in which substantially all employees may participate after three months of service.  Contributions to the Profit Sharing Plan by participants are voluntary. The Profit Sharing Plan allows for matching and discretionary employer contributions. In addition, the Company may make additional contributions at its discretion.  The Company did not contribute to Solitron’s Profit Sharing Plan during the fiscal years ended February 28, 2026 and February 28, 2025.  The Company contributed $49,000 and $55,000 to MEI’s Profit Sharing Plan during the fiscal years ended February 28, 2026 and February 28, 2025, respectively.

12. DISAGGREGATION OF REVENUES AND MAJOR CUSTOMERS

Revenues from domestic and export sales to unaffiliated customers for the fiscal years ended February 28, 2026, and February 28, 2025, are as follows:

Geographic Region	February 28, 2026	February 28, 2025
Europe and Australia	$928,000	$47,000
Canada and Latin America	-	31,000
United States	16,042,000	13,971,000
Totals	$16,970,000	$14,049,000

Revenues from domestic and export sales are attributed to global geographic regions according to the location of the customer’s primary manufacturing or operating facilities.

For the fiscal years ended February 28, 2026, and February 28, 2025, approximately 54% and 52%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government.  The remaining 46% and 48%, respectively of sales, are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

For the year ended February 28, 2026, sales to ConMed Linvatec accounted for approximately 33% of net sales and sales to RTX accounted for approximately 27% of net sales. No other customer accounted for more than 10% of net sales.

For the year ended February 28, 2025, sales to ConMed Linvatec accounted for approximately 38% of net sales and sales to RTX accounted for 31% of net sales.  No other customer accounted for more than 10% of net sales.

13. MAJOR SUPPLIERS

For the year ended February 28, 2026, the Company used two suppliers who in total provided 41% of the production materials utilized. Individually, these suppliers accounted for 30% and 11% of the Company's production materials.  No other suppliers accounted for 10% or more of purchases of production materials.

For the year ended February 28, 2025, the Company used two suppliers who in total provided 51% of the production materials utilized. Individually, these suppliers accounted for 39% and 12% of the Company's production materials.  No other suppliers accounted for 10% or more of purchases of production materials

14. COMMITMENTS AND CONTINGENCIES

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of February 28, 2026, we had no known material current, pending, or threatened litigation.

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

Principal payments on the mortgage note payables is as follows for the fiscal years ended February 28, 2026 and 2025:

Total Principal Payments
2027	$160
2028	167
2029	174
2030	183
2031	191
thereafter	2,890
Total principal payments	$3,765

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

The Company repurchased 3,850 shares under the stock repurchase program, at an average price of $16.19 per share for a total expense of approximately $63,000, during the fiscal year ended February 28, 2026.  The company did not repurchase any shares under the stock repurchase program during the fiscal year ended February 28, 2025.

17. SUBSEQUENT EVENTS

On February 20, 2026, the U.S. Supreme Court issued a decision in Learning Resources, Inc. v. Trump, holding that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of certain tariffs. As a result, tariffs assessed pursuant to IEEPA since early 2025 were determined to have been unlawfully collected. Following the Supreme Court’s decision, the U.S. Court of International Trade (“CIT”) issued orders directing U.S. Customs and Border Protection (“CBP”) to cease collection of the IEEPA tariffs and to take steps toward refunding certain tariffs previously paid by importers. The CIT’s orders are subject to further proceedings, potential appeals, and the implementation of administrative refund procedures by CBP.

As of the date these financial statements were available to be issued, the Company had not received any tariff refunds and no amounts related to potential refunds have been recorded in the accompanying financial statements. The Company is evaluating available information and monitoring developments related to the ongoing litigation and CBP’s refund process. Due to the uncertainty regarding eligibility, timing, and the final resolution of tariff refund related administrative matters, the Company is unable to reasonably estimate the likelihood, amount or timing of any potential refunds.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer), Chief Operating Officer (principal operating executive) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2026.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework (2013)”, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2026 due to the material weaknesses described below.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management determined that the following material weaknesses existed as of February 28, 2026.  While the Company has implemented internal controls to address both issues, it is still evaluating these controls to confirm they are operating effectively as noted below.

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

As of May 28, 2026, the Company’s Management has designed and implemented additional internal controls over the review and approval of the Company's financial statements, including journal entries and related account reconciliations, to address the control deficiency noted in this process.  In addition, the Company has also segregated duties within the financial reporting department resulting in sufficient levels of review to alleviate this internal control deficiency.  The changes made to remediate internal controls related to segregation of duties were implemented during the third quarter of fiscal year 2025, while steps to improve the review and approval of financial statements was added during the fourth quarter of fiscal year 2025.

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

May 28, 2026

Our Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and 15d-15(e) as of the end of the period covered by this Annual Report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our new disclosure controls and procedures were appropriately designed to remediate the material weaknesses described above under “Management’s Report on Internal Control over Financial Reporting”.  However, based on the timing of when the controls were implemented, there was not sufficient evidence to test whether these controls were operating effectively as of February 28, 2026.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. However, giving full consideration to the material weaknesses and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the year ended February 28, 2026.

Changes in Internal Control over Financial Reporting.

As noted above, the Company has implemented additional internal controls over financial reporting during the fourth quarter ended February 28, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information concerning the current directors:

				Year Term
Name	Age	Positions with the Company	Class	Expires and Class(4)
Tim Eriksen	57	Chief Executive Officer and Director	Class II	2027
Dwight P. Aubrey(1)(2)	80	Director	Class I	2026
John F. Chiste(1)(3)	70	Director	Class I	2026
David W. Pointer(2)(3)	56	Chairman	Class II	2027
Charles Gillman(2)(3)	55	Director	Class III	2028

________________

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	The last annual meeting of stockholders was held on April 24, 2026.

Tim Eriksen

Mr. Eriksen was elected a director on August 4, 2015. Mr. Eriksen served as a member of the Audit Committee from October 14, 2015 through July 22, 2016, when he resigned from the Audit Committee and was named Chief Executive Officer and Chief Financial Officer. Mr. Eriksen was appointed Chief Executive Officer and Chief Financial Officer of the Company on July 22, 2016. Mr. Eriksen founded Eriksen Capital Management LLC (“ECM”), a Lynden, Washington based investment advisory firm, in 2005. Mr. Eriksen is the Managing Member of ECM and Cedar Creek Partners LLC (“CCP”), a hedge fund founded in 2006 that focuses primarily on micro-cap and small cap stocks. Prior to founding ECM, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks. Earlier in his career, Mr. Eriksen worked for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen received a B.A. from The Master’s University and an M.B.A. from Texas A&M University. Mr. Eriksen served as a director and member of the Audit Committee of Novation Companies Inc. from April 2018 through August 2021. He was elected a director of TSR Inc. on October 22, 2019, and appointed to the Audit, Nominating, Compensation, and Special Committee on December 30, 2019. He served as a director of TSR until its acquisition by Vienna Parent in June 2024. On August 31, 2021, Mr. Eriksen was elected to the board of PharmChem, Inc. He chose not to stand for re-election as a director of PharmChem at its 2023 meeting. On September 1, 2023, after a transaction where CCP became the largest shareholder of PharmChem, he was appointed to the board of PharmChem as Chairman. In December 2024, Mr. Eriksen was appointed to the board of Paragon Technologies Inc. He served as Chairman of Nominating and Corporate Governance Committee, and member of Audit and Compensation Committee through June 2025.

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

John F. Chiste

Mr. Chiste was appointed a director on January 12, 2015. Mr. Chiste also serves as Chairman of the Audit Committee and a member of the Nominating Committee. Mr. Chiste has served as the Chief Financial Officer of Encore Housing Opportunity Fund I, Fund II, Fund III and Rescore Property Corp., a group of private equity funds with assets under management in excess of $1.0 billion focused on acquiring opportunistic and distressed residential real estate primarily in Florida, Texas, Arizona and California, since 2010. Mr. Chiste was a director and Chairman of the Audit Committee of Forward Industries, Inc., a Nasdaq listed manufacturer and distributor of specialty and promotional products, primarily for hand held electronic devices, from February 2008 through January 2015. Since 2005, Mr. Chiste has also served as Chief Financial Officer of the Falcone Group which owns a diversified real estate portfolio of companies. Mr. Chiste previously served as Chief Financial Officer of Bluegreen Corporation, a NYSE listed developer and operator of timeshare resorts, residential land and golf communities, from 1997 until 2005. He also served as Chief Financial Officer of Computer Integration Corp., a Nasdaq listed provider of information products and services, from 1992 until 1997. From 1983 until 1992, Mr. Chiste served as a Senior Manager with Ernst & Young LLP, a nationally recognized accounting firm. Mr. Chiste is a licensed Certified Public Accountant in the State of Florida.

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

Charles M. Gillman

Mr. Gillman was appointed a director on July 22, 2016. Mr. Gillman also serves as Chairman of the Nominating Committee, and a member of the Compensation Committee. Mr. Gillman is the Owner and Executive Managing Director of the IDWR Multi-Family Office (the “IDWR”), a position he has held since 2013. The IDWR employs a team of analysts with expertise in finding publicly traded companies that require operational enhancement and an improvement in corporate capital allocation. Prior to his founding of IDWR, Mr. Gillman worked in the investment industry and as a strategic management consultant at McKinsey & Company, where he gained experience designing operational turnarounds of U.S. and international companies. Mr. Gillman previously served on the board of directors of the following publicly-traded companies: Digirad Corporation, Hill International, Points International, Hooper Holmes, Inc., Datawatch Corporation, and Novation Companies Inc.

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

Mark W. Matson

Mr. Matson, age 66, was appointed President and Chief Operating Officer on July 22, 2016. Mr. Matson served as a consultant to the Company from May 2016 through July 2016. Prior to working as a consultant to the Company, Mr. Matson provided consulting services from March 2012 to May 2016 through Avlet, Denali Advanced Integration and Tuxedo Technologies with respect to manufacturing supply chain issues and systems and software issues related to security and processes at global manufacturing plants. Mr. Matson served as the Chief Operating Officer and Vice President of Operations at YSI, a maker of environmental monitoring instruments, sensors, software, systems and data collection platforms, from December 2010 to March 2012. Mr. Matson served as the Vice President of Global Operations and Engineering for Rockford Corporation, a company that designed, sourced and distributed high performance mobile audio products, from January 2006 to December 2010. Prior to joining Rockford Corporation, Mr. Matson was the General Manager and Chief Operations Officer for Benchmark Electronics' Division in Redmond, Washington from 2003 through 2005. Mr. Matson was a Vice President at Advanced Digital Information Corporation from 1998 to 2003 and prior to that at Interpoint Corporation. Mr. Matson has more than 20 years of operations experience.

Carolyn Campbell

Ms. Campbell, age 55, was appointed Chief Financial Officer on September 16, 2024.  Prior to joining the Company, Ms. Campbell served as Chief Financial Officer of Medmasa, LLC, a healthcare staffing company from April 2022 through September 2024.  Ms. Campbell worked at Novation Companies, Inc. in several roles including Internal Audit Director and Chief Financial Officer from 2004 through 2022.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation paid by the Company, to or on behalf of the following named executive officer for the fiscal years ended February 28, 2026 and February 28, 2025.

					All Other
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Compensation		Total
Tim Eriksen, CEO (1)	2026	$100,000	$-	32,200	17,239	(2)	$149,439
	2025	100,000	-	-	16,986		116,986

Mark Matson, President, COO (3)	2026	373,846	25,000	32,200	247,391	(4)	678,437
	2025	285,000	-	-	140,214	(4)	425,214

Carolyn Campbell, CFO (5)	2026	193,077	10,000	32,200	8,008	(6)	243,285
	2025	81,827	-	-	3,477	(6)	85,304

(1)

On February 19, 2024, the Company increased Mr. Eriksen’s base salary to $100,000 effective March 1, 2024. On August 13, 2025, the Company granted Mr. Eriksen 2,000 shares of common stock that were immediately vested (valued at $32,200 based on the $16.10 closing price of the common stock on the date of the grant). Shares were issued under the 2019 Stock Incentive Plan.

(2)	Represents medical insurance premiums.

(3)	On August 13, 2025, the Company granted Mr. Matson a discretionary bonus of $25,000, 2,000 shares of common stock that were immediately vested (valued at $32,200 based on the $16.10 closing price of the common stock on the date of the grant). Shares were issued under the 2019 Stock Incentive Plan. In addition, under the terms of the updated employment agreement with Mr. Matson entered into as of August 13, 2025, Mr. Matson’s salary was increased from $285,000 to $450,000 effective immediately.

(4)

Represents life, disability and medical insurance premiums, personal auto expenses, cell phone and a pay out of unused personal time off (PTO). In addition, under the terms of the updated employment agreement with Mr. Matson entered into as of August 13, 2025, Mr. Matson also was given the right to purchase up to 50,000 shares of Company common stock for $14.50 per share within 90 days after the effective date of the new employment agreement and 5,000 shares within 30 days after the end of each quarter based on the weighted average share price during the quarter.  The difference between the market value of the shares based on the employment agreement terms and the closing price on the date the shares were acquired amounted to $207,963. For the year ended February 28, 2026, life, disability and medical insurance premiums were $13,327, car expenses were $23,235 and cell phone was $2,866. For the year ended February 28, 2025, life, disability and medical insurance premiums were $12,880, housing allocation was $8,400, car expenses were $22,489, cell phone was $2,742 and the payout of unused PTO was $93,703.

(5)

On August 13, 2025, the Company granted Ms. Campbell a discretionary bonus of $10,000, 2,000 shares of common stock that were immediately vested (valued at $32,200 based on the $16.10 closing price of the common stock on the date of the grant) and increased her salary from $185,000 to $200,000 effective immediately.  Shares were issued under the 2019 Stock Incentive Plan. The salary shown represents base salary received for the year ended February 28, 2026.

(6)	Represents life, disability and medical insurance premiums.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the fiscal year ended February 28, 2026.

		Fees earned or
Name and Principal Position	Year	paid in cash	Stock Awards	Total
David W. Pointer, Chairman	2026	$40,000	$32,200	$72,200
Dwight P. Aubrey, Director	2026	28,000	32,200	60,200
John F. Chiste, Director	2026	30,000	32,200	62,200
Charles M. Gillman, Director	2026	24,000	32,200	56,200

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of May 26, 2026 by (i) all directors, (ii) the named executive officers for the year ended February 28, 2026, (iii) all executive officers and directors of the Company as a group, and (iv) each person known by the Company to beneficially own in excess of 5% of the Company’s outstanding common stock. Unless noted otherwise, the corporate address of each person listed below is 901 Sansburys Way, West Palm Beach, Florida 33411.

The Company does not know of any other beneficial owner of more than 5% of the outstanding shares of common stock other than as shown below. Unless otherwise indicated below, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Except as noted below, all shares were owned directly with sole voting and investment power.

	Number of Shares		Percentage of
Name and Address	Beneficially Owned (1)		Outstanding Shares (1)
Tim Eriksen	325,223	(2)	15.1%
Mark Matson	238,573		11.1%
Carolyn Campbell	2,000		0.1%
Dwight P. Aubrey	8,000		0.4%
John F. Chiste	8,000		0.4%
Charles M. Gillman	8,000		0.4%
David W. Pointer	31,188		1.4%
All Executive Officers and Directors as a Group (7 persons)	620,984		28.9%

Olesen Value Fund L.P.	236,508	(3)	11.0%
60 W. Broad Street, Suite 304
Bethlehem, Pennsylvania 18018

Granite State Capital Management	138,573	(4)	6.4%
6725 Brindisi Place
Round Rock, Texas 78665

________________

(1)

Based on 2,152,703 shares of our common stock outstanding as of May 26, 2026. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act.

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

(3)

This information is based solely on the Form 4 filed on August 27, 2025. Olesen Value Fund L.P. ("OVF") is a private investment partnership existing under the laws of the State of Delaware. Olesen Capital Management LLC is the General Partner and Investment Advisor to OVF. Mr. Christian Olesen is the Managing Member of OVF and has the sole power to vote and dispose of the 236,508 shares of common stock.

(4)

This information is based solely on the Schedule 13G filed with the Securities and Exchange Commission on January 26, 2024. Granite State Capital is an investment advisor to separately managed accounts. Mr. Eric Schleien is the Manager and CEO of GSCM. GSCM and Mr. Eric Schleien have shared voting power and shared dispositive power with regard to the 138,573 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of outstanding options and our common stock that remains available for future issuance as of February 28, 2026.

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	26,994	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	26,994

(1)	Represents 26,994 shares of common stock available under the Solitron Devices, Inc. 2019 Stock Incentive Plan (the "2019 Plan") after the grant of 14,000 shares on August 13, 2025.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components.  Mr. Aubrey, a director of the Company, is a minority owner, and an immediate family member of Mr. Aubrey is the majority owner of ES Components. For the fiscal year ended February 28, 2026, the Company purchased $164,000 of die and $0 of used equipment from ES Components.  For the fiscal year ended February 28, 2025, the Company purchased $106,000 of die and $0 of used equipment from ES Components. The Company has included these expenses in cost of goods sold in the accompanying statement of operations. The Company occasionally makes sales to ES Components.  For the fiscal years ended February 28, 2026, and February 28, 2025, sales were $0.

Director Independence

The Board of Directors is currently composed of the following five directors: Messrs. Aubrey, Chiste, Eriksen, Gillman and Pointer. The Board has determined that Messrs. Aubrey, Chiste, Gillman and Pointer all meet the criteria for independence specified in the Nasdaq Stock Market Marketplace Rules (the "Nasdaq Rules").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Auditor Fees and Services

The following table sets forth the fees billed during fiscal 2026 and 2025 by Whitley Penn LLP (“Whitley Penn”).  Whitley Penn was our independent certified public accountant retained for the audit of the fiscal years February 28, 2026 and February 28, 2025.

	2026	2025
Audit Fees	$175,670	$161,969
Audit-Related Fees	-	-
Tax Fees	17,650	18,500
All Other Fees	-	-
Totals	$193,320	$180,469

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Whitley Penn for the fiscal years ended February 28, 2026, and February 28, 2025, as described above.

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

10.9+	Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2023).

10.10+	Lease Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2023).

10.11+	Loan Agreement dated May 21, 2024 between Solitron Devices, Inc and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2024).

10.12+	Promissory Note dated May 21, 2024 issued by Solitron Devices, Inc. in favor of Bank of America, (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 24, 2024).

10.13+	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated May 21, 2024 by Micro Engineering, Inc. to Bank of America, N.A (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 24, 2024).

10.14+	Continuing and Unconditional Guaranty by Micro Engineering, Inc. dated May 21, 2024 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 24, 2024).

10.15+	Employment Agreement dated August 13, 2025, by and between Solitron Devices, Inc. and Mark Matson (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 14, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on July 12, 2024).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on July 12, 2024).

23.1*	Consent of Whitley Penn LLP.*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOLITRON DEVICES, INC.

By:	/s/ Carolyn Campbell
Carolyn Campbell

Title:	Chief Financial Officer
Date: May 28, 2026

By:	/s/ Tim Eriksen
Tim Eriksen

Title:	Chief Executive Officer
Date: May 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carolyn Campbell		May 28, 2026
Carolyn Campbell	Chief Financial Officer

/s/ Tim Eriksen		May 28, 2026
Tim Eriksen	Chief Executive Officer

/s/ Dwight Aubrey		May 28, 2026
Dwight Aubrey	Director

/s/ John F. Chiste		May 28, 2026
John F. Chiste	Director

/s/ Charles M. Gillman		May 28, 2026
Charles Gillman	Director

/s/ David W. Pointer		May 28, 2026
David W. Pointer	Chairman