Form 10-Q
period 2026-05-31
SOLITRON DEVICES INC
filed 2026-07-13
CIK 91668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 10, 2026, was 2,152,703.

SOLITRON DEVICES, INC.

PART 1 - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF May 31, 2026 AND February 28, 2026
(in thousands, except for share and per share amounts)

	May 31, 2026	February 28, 2026
	unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,036	$3,914
Marketable securities	-	2
Accounts receivable	3,001	3,367
Inventories, net	4,567	4,132
Prepaid expenses and other current assets	323	142
TOTAL CURRENT ASSETS	13,927	11,557

Property, plant and equipment, net	8,343	8,383
Intangible assets	2,643	2,695
Deferred tax asset	975	1,332
Long-term investment	1,650	1,650
Other assets	39	323
TOTAL ASSETS	$27,577	$25,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$602	$470
Customer deposits	77	64
Accrued contingent consideration, current	1,119	771
Mortgage loans, current portion	161	160
Accrued expenses and other current liabilities	1,156	1,067
TOTAL CURRENT LIABILITIES	3,115	2,532

Mortgage loans, net of current portion	3,562	3,605
TOTAL LIABILITIES	6,677	6,137

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares, none issued	-	-
Common stock, $.01 par value, authorized 10,000,000 shares, 2,152,703 shares outstanding, net of 431,677 treasury shares at May 31, 2026 and 2,147,703 shares outstanding, net of 436,677 treasury shares at February 28, 2026, respectively	22	21
Additional paid-in capital	1,987	1,987
Retained Earnings	19,237	18,247
Less treasury stock	(346)	(452)
TOTAL STOCKHOLDERS’ EQUITY	20,900	19,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,577	$25,940

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE three months ended May 31, 2026 AND May 31, 2025
(in thousands except for share and per share amounts)

	For The Three Months ended	For The Three Months ended
	May 31, 2026	May 31, 2025
	unaudited	unaudited
Net sales	$5,436	$2,700
Cost of sales	2,971	2,310

Gross profit	2,465	390

Selling, general and administrative expenses	930	768

Operating income (loss)	1,535	(378)

Other income (loss)
Interest income	82	-
Interest expense	(62)	(74)
Dividend income	25	41
Realized gain on investments	-	81
Unrealized gain (loss) on investments	(2)	(127)
Contingent consideration expense	(331)	-
Scrap income	100	-
Total other (loss)	(188)	(79)

Net income (loss) before income taxes	$1,347	$(457)
Income (taxes) benefit	(357)	121
Net income (loss)	$990	$(336)

Net income (loss) per common share - basic and diluted	$0.46	$(0.16)

Weighted average shares outstanding - basic and diluted	2,152,051	2,082,553

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
STATEMENTS OF CHANGES IN CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
FOR THE three months ended May 31, 2026 AND May 31, 2025
(Unaudited, in thousands, except for number of shares)

	Common Stock			Additional	Treasury
	Number	Treasury		Paid-in	Stock	Retained
	of Shares	Shares	Amount	Capital	Amount	Earnings	Total

Balance, March 1, 2025	2,570,380	(487,827)	$21	$1,834	$(1,412)	$17,440	$17,883
Net (loss)	-	-	-	-	-	(336)	(336)
Balance, May 31, 2025	2,570,380	(487,827)	$21	$1,834	$(1,412)	$17,104	$17,547

Balance, March 1, 2026	2,584,354	(436,677)	$21	$1,987	$(452)	$18,247	$19,803
Adjustment of shares	26						-
Issuance/sale of shares		5,000	$1		106		107
Net income	-	-	-	-	-	990	990
Balance, May 31, 2026	2,584,380	(431,677)	$22	$1,987	$(346)	$19,237	$20,900

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOLITRON DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE three months ended May 31, 2026 AND May 31, 2025
(unaudited, in thousands)

	Three Months	Three Months
	ended	ended
	May 31, 2026	May 31, 2025

Net income (loss)	$990	$(336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	154	141
Amortization of intangibles	52	53
Net realized and unrealized (gains) losses on investments	2	46
Accrued interest expense on contingent consideration	17	28
Change in net deferred taxes	357	(121)
Changes in Operating Assets and Liabilities:
Accounts receivable	366	379
Inventories	(435)	(151)
Prepaid expenses and other current assets	(181)	(80)
Other assets, non-current	284	127
Contingency adjustment	331	-
Accounts payable	132	293
Customer deposits	13	1
Accrued expenses, other current and non-current liabilities	89	11
Net cash provided by operating activities	2,171	391

Investing activities
Proceeds from sale of marketable securities	-	296
Purchases of marketable securities	-	(82)
Purchases of long-term investments	-	(1,650)
Payment of contingent consideration	-	(409)
Purchases of property and equipment	(114)	(38)
Net cash (used in) investing activities	(114)	(1,883)

Financing activities
Proceeds from sale of stock	107	-
Principal payments on mortgage loan	(42)	(37)
Net cash provided by (used in) financing activities	65	(37)

Net increase (decrease) in cash and cash equivalents	2,122	(1,529)
Cash and cash equivalents - beginning of the year	3,914	4,099
Cash and cash equivalents - end of period	$6,036	$2,570

Non-cash transactions

Supplemental disclosures of cash flow data
Income taxes paid	$-	$-
Interest expense paid	$44	$45

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

The unaudited financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended May 31, 2026 are not necessarily indicative of the results to be expected for the year ending February 28, 2027.

The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2026.

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

The following table summarizes the Company’s marketable securities:

May 31, 2026		Gross	Gross
		Unrealized	Unrealized
Marketable Securities:	Cost	Gains	Losses	Fair Value
Common Stocks	$81,000	$-	$(81,000)	$-

February 28, 2026		Gross	Gross
		Unrealized	Unrealized
Marketable Securities:	Cost	Gains	Losses	Fair Value
Common Stocks	$81,000	$-	$(79,000)	$2,000

At May 31, 2026, the deferred tax asset related to unrecognized gains and losses on short-term investments was approximately 21,000, compared to a deferred tax asset of approximately $19,000 as of February 28, 2026.

Investment in Non-Current Securities (Long-Term Investment)

Investment in Non-Current Securities consist of investments in equity securities, which are without a readily determinable fair value, and are expected to be held for longer than one year.  As there is no readily determinable fair value, the Company has elected to use the measurement alternative methodology. Using this approach, investments in non-current equity securities are initially valued at cost. Fair value adjustments are made based on observable price changes for identical or similar investments of the same issuer as of the date the observable transaction took place (measurement date).  Qualitative assessments are completed each reporting period to determine if the fair value of the investment is less than the carrying value, and an adjustment to the carrying value will be recorded if the investment is impaired.  Changes in fair value or impairments (unrecognized gains or losses) are included in other income on the condensed consolidated statements of operations. As of the three months ended May 31, 2026 and 2025, Company received $57,000 and $0 in interest income from the investment, respectively.

The following table summarizes the Company’s non-current securities, which consists of membership interest in an investment fund:

May 31, 2026		Gross	Gross
		Unrealized	Unrealized
Non-current Securities:	Cost	Gains	Losses	Impairment	Fair Value
Long-term Investments	$1,650,000	$-	$-	$-	$1,650,000

February 28, 2026		Gross	Gross
		Unrealized	Unrealized
Non-current Securities:	Cost	Gains	Losses	Impairment	Fair Value
Long-term Investments	$1,650,000	$-	$-	$-	$1,650,000

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

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The table below shows the Company’s marketable securities, long-term investment and contingent consideration as of May 31, 2026 and February 28, 2026:

May 31, 2026	Level 1	Level 2	Level 3	Total
Common Stocks	$-	$-	$-	$-
Long-term Investment	-	-	1,650,000	1,650,000
Contingent Consideration	-	-	1,119,000	1,119,000
	$-	$-	$2,769,000	$2,769,000

February 28, 2026	Level 1	Level 2	Level 3	Total
Common Stocks	$2,000	$-	$-	$2,000
Long-term Investment	-	-	1,650,000	1,650,000
Contingent Consideration	-	-	771,000	771,000
	$2,000	$-	$2,421,000	$2,423,000

The table below shows the Company's fair value rollforward of the contingent consideration recorded as a liability for the MEI acquisition completed during the fiscal year ended February 29, 2024. Under the Purchase Agreement the Company agreed to the following potential earn-out payments as additional consideration for the Acquisition: for each of (1) the period beginning on the Closing Date of August 31, 2023, and ending on December 31, 2023, (2) the calendar year ending on December 31, 2024, (3) the calendar year ending December 31, 2025, and (3) the period beginning on January 1, 2026 and ending on the third anniversary of the Closing Date, the Company agreed to pay the MEI Shareholders 7.5% of the gross revenue actually received and collected by the Company during the applicable period from MEI’s existing customers as of the Closing and related to sales by the Company of Company products that were in existence as of the Closing. Adjustments to the contingent consideration liability were made as May 31, 2026, and February 28, 2026, for $331,000 and $346,000, respectively, due to increases in MEI's backlog.  MEI's backlog increased due to a large order received after the end of the quarter.

	May 31, 2026	February 28, 2026
Contingent consideration	$771,000	$1,233,000
Accrued interest expense	17,000	87,000
Contingent consideration adjustment	331,000	346,000
Earn out payment	-	(895,000)
Ending Balance	$1,119,000	$771,000

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair value due to the relatively short period to maturity for these instruments. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances and do not bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible. The accounts receivable balance as of May 31, 2026, and February 28, 2026, was $3,001,000 and $3,367,000, respectively.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment has remained consistent since the Company’s inception. The allowance for credit losses was $0 as of May 31, 2026, and February 28, 2026.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery, in accordance with the Company’s accounting policy election. The total amount of write-offs for the three months ended May 31, 2026, and  May 31, 2025 was $0.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and account receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of May 31, 2026, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. Deposits in excess of FDIC insured limits were approximately $620,000 at May 31, 2026, as compared to $981,000 at February 28, 2026. With respect to the account receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end-products are sold to the United States Government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have historically been within management’s expectations. As of May 31, 2026, customers with account receivables balances of 10% or greater consisted of the following: L3 Harris Technologies 35%, ConMed Linvatec 34% and RTX Corporation 12%. No other customer accounted for 10% or more of accounts receivable.  As of the fiscal year ended February 28, 2026, customers with account receivables balances of 10% or greater consisted of the following: ConMed Linvatec 26%, L3 Harris Technologies 26%, RTX Corporation 16% and Intracom Defense Electronics 12%. No other customer accounted for 10% or more of accounts receivable.

Net Income (Loss) Per Common Share

Net income (loss) per common share is presented in accordance with ASC 260-10 “Earnings per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options to the extent they are not anti-dilutive using the treasury stock method. The Company had no potentially dilutive securities outstanding during the three months ended May 31, 2026 and May 31, 2025, respectively.

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

Related Party Transactions

The Company currently purchases and has purchased in the past die and wafers, as specified by the Company's customers, from ES Components. Mr. Aubrey, a director of the Company is a minority owner, and an immediate family member of the majority owner of ES Components. For the three months ended May 31, 2026, the Company purchased $4,000 of wafers, $0 of die and $0 of used equipment from ES Components. For the three months ended May 31, 2025, the Company purchased $50,000 of wafers, $0 of die and $0 of used equipment from ES Components. The Company has included the expenses related to die in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company occasionally makes sales to ES Components. For the three months ended May 31, 2026 and May 31, 2025, sales were $0.

Stock based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, "Compensation-Stock Compensation," which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, the Company recognizes an expense for the fair value of outstanding stock options and grants as they vest, whether held by employees or others. During the three months ended May 31, 2026, the 5,000 shares available to Mr. Matson under his employment agreement vested, but were not exercised during the 30 day period following the end of the quarter.    No vesting of stock options or grants occurred during three months ended May 31, 2025. Please see Note 10. Stock Options and Grants for additional information.

3.	REVENUE RECOGNITION

Sales returns and allowances accrual activity is shown below for May 31, 2026, and February 28, 2026.

	May 31, 2026	February 28, 2026
Beginning Balance	$265,000	$310,000
Accrued Allowances and Adjustments	(38,000)	(45,000)
Ending Balance	$227,000	$265,000

As mentioned in Note 2 above, one of our distributor agreements has a termination clause that would allow for a full credit for all inventory upon 60 days’ notice of terminating the agreement. As of May 31, 2026, and February 28, 2026, the inventory balance at that distributor was believed to be $874,000 and $1,014,000, respectively. Based upon sales levels to and by the distributor during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs, we believe it is highly unlikely that the distributor would exercise termination. Should termination occur, we believe the products could be sold to other distributors or held in inventory for future sale.

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

4.	INVENTORIES

As of May 31, 2026, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$3,456,000	$(551,000)	$2,905,000
Work-In-Process	5,416,000	(4,021,000)	1,395,000
Finished Goods	753,000	(486,000)	267,000
Totals	$9,625,000	$(5,058,000)	$4,567,000

As of February 28, 2026, inventories consist of the following:

	Gross	Reserve	Net
Raw Materials	$3,275,000	$(534,000)	$2,741,000
Work-In-Process	5,245,000	(4,017,000)	1,228,000
Finished Goods	646,000	(483,000)	163,000
Totals	$9,166,000	$(5,034,000)	$4,132,000

Wafer bank inventory (completed wafers that are available to be consumed in the Company’s products), net of reserves, totaled $61,000 as of May 31, 2026 and $61,000 as of February 28, 2026. As of May 31, 2026, 100% of the wafer bank inventory consisted of wafers manufactured between calendar year 2018 and 2022. We do not expect all of our wafer inventory to be consumed within twelve months; however, since it is not possible to know which wafers will or will not be used, we classify all our inventory as current.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2026, and February 28, 2026, accrued expenses and other current liabilities consist of the following:

	May 31, 2026	February 28, 2026
Payroll and related employee benefits	$843,000	$728,000
Legal fees	8,000	28,000
Property, sales, and franchise taxes	78,000	46,000
Return allowance	227,000	265,000
Totals	$1,156,000	$1,067,000

6.	DISAGGREGATION OF REVENUE AND MAJOR CUSTOMERS

Revenues from domestic and export sales are attributed to a global geographic region according to the location of the customer’s primary manufacturing or operating facilities. Revenues from domestic and export sales to unaffiliated customers for the three months ended May 31, 2026, and May 31, 2025, respectively are as follows:

Geographic Region	May 31, 2026	May 31, 2025
Europe and Australia	$249,000	$33,000
Canada and Latin America	-	-
Far East and Middle East	-	11,000
United States	5,187,000	2,656,000
Totals	$5,436,000	$2,700,000

For the three months ended May 31, 2026 and May 31, 2025, approximately 64% and 53%, respectively, of the Company’s sales have been attributable to contracts with customers whose products are sold to the United States government. The remaining 36% and 47%, respectively of sales are for non-military, scientific and industrial applications, or to distributors where we do not have end user information.

Customers who contributed ten percent or more of revenues for the three months ended May 31, 2026, and May 31, 2025, respectively are as follows:

Customer	May 31, 2026	Customer	May 31, 2025
1. RTX (Raytheon)	31%	1. RTX (Raytheon)	34%
2. ConMed Linvatec	27%	2. ConMed Linvatec	26%
3. L3Harris	19%	3. MOOG	11%
Totals	77%	Totals	71%

7.	MAJOR SUPPLIERS

For the three months ended May 31, 2026, the Company utilized four suppliers who in total provided 66% of the production materials. Individually, these suppliers accounted for 30%, 16%, 10%  and 10% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

For the three months ended May 31, 2025, the Company utilized two suppliers who in total provided 82% of the production materials. Individually, these suppliers accounted for 57% and 25% of the Company's production materials.  No other supplier accounted for 10% or more of purchases of production materials.

8.	COMMITMENTS AND CONTINGENCIES

Contingencies:

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2026, we had no known material current, pending, or threatened litigation.

9.	NOTES PAYABLE

On April 16, 2021, the Company closed on the acquisition of a facility and real estate located in West Palm Beach, Florida for a purchase price of $4,200,000 pursuant to the Commercial Contract entered into on March 1, 2021. In connection with the acquisition, the Company obtained mortgage financing from Bank of America, N.A. (the “Bank”) in the amount of $2,940,000 to fund that portion of the total purchase price, and entered into the Master Credit Agreement, a Note, a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing and Financial Covenant Agreement (the “FCA”). The loan accrues interest at a fixed rate of 3.8% per year and matures on April 15, 2031. Beginning on May 15, 2021, the Company began making monthly installments of $17,593 consisting of principal and interest. The payment and performance of the loan is secured by a security interest in the property acquired. As of May 31, 2026, the principal balance due on the note was $2,391,000.

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

Pursuant to the loan documentation, the Bank has advanced $1,400,000 to the Company for the purchase of the Micro Property. The Company agreed to pay installments of principal and interest in the amount of $10,444 on the first day of each month, commencing on July 1, 2024, and continuing on the same day of each calendar month thereafter, through May 1, 2034. The Company agreed to pay all remaining outstanding principal, together with all then accrued and unpaid interest, on May 31, 2034. The outstanding principal amount of the loan may be prepaid at any time with accrued interest and the interest payment that would have accrued through the term of the loan with respect to the prepayment amount. The loan is scheduled to mature on May 31, 2034. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 6.39% per annum.  As of May 31, 2026, the principal balance due on the note was $1,332,000.

As of May 31, 2026 and  February 28, 2026 principal payments on the notes payable are as follows:

Total Principal Payments

	May 31, 2026	February 28, 2026
2027	$118,000	$160,000
2028	167,000	167,000
2029	174,000	174,000
2030	183,000	183,000
2031	191,000	191,000
Thereafter	2,890,000	2,890,000
Total principal payments	$3,723,000	$3,765,000

10.	STOCK OPTIONS AND GRANTS

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

The company did not repurchase any shares under the stock repurchase program during the three months ended May 31, 2026 and 2025.

Stock Options and Grants

Under the terms of the updated employment agreement with Mr. Matson effective as of August 13, 2025, Mr. Matson was given the right to purchase up to 50,000 shares of Company common stock for $14.50 per share within 90 days after the effective date of the new employment agreement.  In addition, during the initial term of the updated employment agreement, which has a three-year term through August 2028, Mr. Matson has the ability to purchase 5,000 shares within 30 days after the end of each quarter, as long as he fulfills the service requirement to work through the last day of each quarter, based on the weighted average share price during the quarter. These shares are issued from treasury shares and are not through the Company's 2019 Stock Incentive Plan. Mr. Matson did not elect to purchase the 5,000 shares available under his employment agreement for the quarter ending May 31, 2026.

.

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

The following discussion and analysis of factors which have affected the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the related Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2026 and the Unaudited Condensed Consolidated Financial Statements and the related Notes to Unaudited Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates:

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. See Note 2 in the financial statements for the Company’s significant accounting policies. Of the Company’s accounting policies, the following are considered to be critical – Revenue Recognition and Inventories. A discussion of these critical accounting policies are included in Note 2 of the “Notes To Financial Statements” in Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

See Note 2, “Summary of Significant Accounting Policies”, to the accompanying notes to the financial statements included in this Quarterly Report on 10-Q.

Results of Operations-Three Months Ended May 31, 2026, Compared to Three Months Ended May 31, 2025:

Net Sales. Net sales for the three months ended May 31, 2026, increased 101% to $5,436,000 as compared to $2,700,000 for the three months ended May 31, 2025. The increase in net sales was largely due to increased backlog in fiscal year 2026 as compared to fiscal year 2025 and the associated delivery dates of those orders.

Net bookings for the three months ended May 31, 2026, decreased 48% to $1,454,000 versus $2,797,000 during the three months ended May 31, 2025 primarily due to the variable timing on the receipt of orders. Backlog as of May 31, 2026, increased 28% to $23,341,000 as compared to a backlog of $18,256,000 as of May 31, 2025. The large order MEI received, which increased the contingent consideration liability, was received after the end of the quarter and is not included in the backlog numbers shown above.

Cost of Sales. Cost of sales for the three months ended May 31, 2026, increased to $2,971,000 from $2,310,000 for the three months ended May 31, 2025. However, expressed as a percentage of net sales, cost of sales decreased to 55% for the three months ended May 31, 2026, compared to 86% for the three months ended May 31, 2025.

Gross Profit. Gross profit for the three months ended May 31, 2026, increased to $2,465,000 from $390,000 for the three months ended May 31, 2025. Expressed as a percentage of net sales, gross profit increased to 45% for the three months ended May 31, 2026, compared to 14% for the three months ended May 31, 2025. This increase is due to the overall higher revenue during the quarter.

For the three months ended May 31, 2026, we shipped 23,968 units as compared to 15,035 units shipped during the same period of the prior year. It should be noted that since we manufacture a wide variety of products with an average sales price ranging from a few dollars to several hundred dollars, such periodic variations in our volume of units shipped should not be regarded as a reliable indicator of our performance.

Selling, General & Administrative Expenses. Selling, general, and administrative expenses increased to $930,000 for the three months ended May 31, 2026 from $768,000 for the three months ended May 31, 2025.  Expressed as a percentage of net sales, selling, general and administrative expenses during the three months ended May 31, 2026, was 17% as compared to 28% for the three months ended May 31, 2025. This increase is due to higher corporate salaries and related expenses.

Operating Income (Loss). The operating income for the three months ended May 31, 2026, was $1,535,000 as compared to operating loss of ($378,000) for the three months ended May 31, 2025. This increase is income is due to the overall higher revenue during the quarter.

Other Income (Loss). Interest income increased to $82,000 for the three months ended May 31, 2026, as compared to $0 for the three months ended May 31, 2025. This increase was due to interest received on the Company's long-term investment in addition to interest received on a tax refund.  Interest expense decreased to ($62,000) for the three months ended May 31, 2026, as compared to ($74,000) for the three months ended May 31, 2025.  Dividend income decreased to $25,000 for the three months ended May 31, 2026, as compared to $41,000 for the three months ended May 31, 2025. Realized gains on investments for the three months ended May 31, 2026, decreased to $0, due to the Company liquidating its marketable securities, as compared to $81,000 for the three months ended May 31, 2025. Unrealized gains (losses) on investments for the three months ended May 31, 2026, were ($2,000) due to market price changes in the company’s common stock investments as compared to  ($127,000) for the three months ended May 31, 2025. Contingent consideration expense was ($331,000) for the three months ended May 31, 2026, as compared to $0 for the three months ended May 31, 2025. This adjustment to the contingent consideration was due to the increase in MEI's backlog for a large order received after the end of the quarter, which increased the earn out payment on the MEI acquisition. Scrap income was $100,000 for the three months ended May 31, 2026, as compared to $0 for the three months ended May 31, 2025.

Income (Taxes) Benefit. Income taxes for the three months ended May 31, 2026, increased to ($357,000) as compared to $121,000 for the three months ended May 31, 2025.  This change in income tax is due to the company's higher income in the current quarter ended May 31, 2026 compared to the three months ended May 31, 2025.

Net Income (Loss). Net income for the three months ended May 31, 2026, was $990,000 as compared to net loss of ($336,000) for the three months ended May 31, 2025.

Liquidity and Capital Resources:

Operating Activities:

Net cash provided by operating activities was $2,171,000 for the three months ended May 31, 2026, primarily reflecting net income of $990,000, depreciation of $154,000, amortization of intangibles of $52,000, a decrease in net deferred taxes of $357,000, a decrease in accounts receivable of $366,000, an increase in contingent consideration of $331,000 and a decrease in other non-current assets of $284,000, partially offset by an increase in inventories of $435,000 and increase in prepaid expenses and other current assets of $181,000.

Net cash provided by operating activities was $391,000 for the three months ended May 31, 2025, primarily reflecting a net loss of $336,000, a decrease in accounts receivable of $379,000, an increase in accounts payable of $293,000, depreciation of $141,000, an increase in other non-current assets of $127,000 and an increase in net deferred taxes of $121,000, partially offset by an increase in inventories of $151,000.

Investing Activities:

Net cash used in investing activities was ($114,000) for the three months ended May 31, 2026, principally reflecting $114,000 in purchases of property and equipment.

Net cash used in investing activities was ($1,883,000) for the three months ended May 31, 2025, principally reflecting $1,650,000 in purchases of a long-term investment, and $409,000 of cash paid for acquisition, contingent consideration, partially offset by proceeds from the sale of marketable securities of $296,000.

Financing Activities:

Net cash provided by financing activities was $65,000 for the three months ended May 31, 2026, principally reflecting $107,000 in sales of the Company's stock, partially offset by $42,000 in principal payments on the mortgage loans.

Net cash used in financing activities was ($37,000) for the three months ended May 31, 2025, principally reflecting $37,000 in principal payments on the mortgage loans.

We expect our sole sources of liquidity over the next twelve months to be cash from operations and cash and cash equivalents, if necessary. We anticipate that our capital expenditures required to sustain operations will be approximately $250,000 during the next twelve months and that our cash from operations and cash and cash equivalents, if necessary, will be sufficient to fund these needs for the next twelve months. Available cash and cash equivalents as of June 30, 2026 was approximately $6.1 million.

At May 31, 2026 and February 28, 2026, we had cash and cash equivalents of approximately $6,036,000 and $3,914,000, respectively. The increase for the three months ended May 31, 2026, was primarily due to the cash provided by increased sales over the last few quarters..

At May 31, 2026 and February 28, 2026, we had investments in securities of approximately $0 and $2,000, respectively.  This is due to the Company selling its marketable securities.

At May 31, 2026 and February 28, 2026, we had working capital of $10,812,000 and $9,025,000, respectively. The increase for the three months ended May 31, 2026 was due primarily to the cash provided by increased sales over the last few quarters.

Based on various factors, including the Company’s desire to fully utilize its current net operating loss carryforwards, the Company may seek out acquisitions, additional product lines, and/or invest a portion of its cash into higher yielding debt instruments.

The Company will also continue to consider additional share repurchases under the Company's stock repurchase program subject to market conditions, corporate liquidity requirements and priorities and other factors as may be considered in the Company’s sole discretion.

Off-Balance Sheet Arrangements:

The Company has not engaged in any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements”. These forward-looking statements include statements regarding our business, financial condition, results of operations, strategies or prospects and potential strategic transactions. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2026, including those identified below. We do not undertake any obligation to update forward-looking statements, except as required by law.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our new disclosure controls and procedures were appropriately designed. However, based on the timing of when the controls were implemented, there was not sufficient evidence to test whether these controls were operating effectively as of May 31, 2026 to remediate the material weakness described in the Company’s Annual Report on Form 10-K for the year ended February 28, 2026 under “Management’s Report on Internal Control over Financial Reporting”. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. However, giving full consideration to the material weakness and the remediation plan, the Company’s management has concluded that the Company’s financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition and results of operations as of and for the three months ended May 31, 2026.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 31, 2026, we had no known material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2026, which could materially affect our business, financial condition or future results.

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

SOLITRON DEVICES, INC.

Date: July 13, 2026
/s/ Tim Eriksen
Tim Eriksen
Chief Executive Officer

Date: July 13, 2026
/s/ Carolyn Campbell
Carolyn Campbell
Chief Financial Officer